Form 10-K405
period 1998-01-31
GETTY REALTY CORP /MD/
filed 1998-05-01
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-13777

                               GETTY REALTY CORP.
             (Exact name of registrant as specified in its charter)

           Maryland                                                   11-3412575
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               identification no.)

125 Jericho Turnpike, Jericho, New York                                    11753
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  516-338-2600

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange on
     Title of each class                                     which registered
Common Stock, $.01 par value                             New York Stock Exchange
Series A Participating Convertible
Redeemable Preferred Stock, $.01 par value               New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (7,929,034 shares of common stock and 1,514,219 shares of preferred stock) of the Company was $221,035,417 as of April 22, 1998.

The registrant had outstanding 13,564,873 shares of common stock and 2,888,799 shares of preferred stock as of April 22, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

                     Document                                                               Part of Form 10-K
                     --------                                                               -----------------
Annual Report to Stockholders for the fiscal year
 ended January 31, 1998 (the "Annual Report")(pages 9 through 28).                                  II

Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the
 "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended January 31, 1998
 pursuant to Regulation 14A.                                                                        III

                                     PART I
Item 1.  Business

General

Prior to the spin-off of its petroleum marketing business on March 21, 1997 (as described below), Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp., (hereinafter, together with its subsidiaries, called "Getty" or the "Company") was one of the nation's largest independent marketers of petroleum products. Prior to the spin-off, the Company served retail and wholesale customers through a distribution and marketing network of Getty(R) and other branded retail outlets (also referred to as service stations) located in 12 Northeastern and Middle-Atlantic states. The Company purchased gasoline, fuel oil and related petroleum products from a number of Northeast suppliers. These products were delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region for distribution and sale throughout the 12 state region. The Company also sold on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities and sold fuel oil, kerosene and propane to residential, commercial and governmental customers in Maryland, Pennsylvania and upstate New York.

On March 21, 1997, the Company effected the spin-off (the "spin-off") of its petroleum marketing business to its stockholders, and stockholders of record on that date received a tax-free dividend of one share of common stock of Marketing (as defined below) for each share of common stock of the Company. The Company retained its real estate assets and leased most of its properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc. ("Marketing"), and the Company is now principally engaged in the ownership, leasing and management of real estate. The Company also retained the Pennsylvania and Maryland home heating oil business. The Company transferred to Marketing the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley home heating oil business. For additional information regarding the spin-off, see Note 2 to the accompanying consolidated financial statements.

The Company and its predecessors had been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, President and Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a director and former Executive Vice President of the Company, founded the business in 1955 with one service station and pursued a strategy of expanding the business principally through acquisitions. By 1985, the Company had expanded into five states under various brand names, principally Power Test(R). On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle-Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six additional states. From 1985 until the time of the spin-off, the Company's operations expanded to a marketing region encompassing 12 Northeastern and Middle-Atlantic states through additional acquisitions of numerous small regional distributors, service stations and convenience food stores.

Reorganization

On January 30, 1998, the Company was reorganized as a Maryland corporation pursuant to an Agreement and Plan of Reorganization and Merger dated as of December 16, 1997. See Item 4. "Submission of Matters to a Vote of Security Holders" below and the Joint Proxy Statement/Prospectus of Getty Realty Corp. and Power Test Investors Limited Partnership filed as part of the Company's Registration Statement on Form S-4 dated January 12, 1998 (Registration No. 333-44065). Also on January 30, 1998, Getty Realty Corp., a Delaware corporation, changed its name to Getty Properties Corp. and became a wholly-owned subsidiary of the Company. As used herein, the Company means Getty Realty Corp., a Maryland corporation, and with respect to periods prior to January 30, 1998, it means Getty Realty Corp., a Delaware corporation (also referred to as "Old Getty"). In connection with the transaction, stockholders of Old Getty received one share of common stock of the Company for each share of Old Getty's common stock tendered for exchange. The Company's common stock is listed on the New York Stock Exchange.

Merger with Power Test Investors Limited Partnership and Issuance of Preferred Stock

Also on January 30, 1998, the Company merged with Power Test Investors Limited Partnership (the "Partnership"), as a result of which the Company acquired fee title to 295 properties which Old Getty had previously leased from the Partnership. See Item 2. "Properties" below. In connection with the transaction, 2,888,799 shares of Series A Participating Convertible Redeemable Preferred Stock, ($.01 par value), ("Preferred Stock") of the Company were issued to the former limited partnership unitholders of the Partnership and to CLS General Partnership Corp., the Partnership's general partner. On February 11, 1998, the Preferred Stock commenced trading on the New York Stock Exchange.

Operating Strategy

As a result of the spin-off, the Company is now an independent real estate company which will utilize its skills and knowledge of the petroleum industry to make acquisitions and enter into lease transactions nationwide. The Company intends to specialize in the ownership of properties in the petroleum industry since it has substantial knowledge and expertise in this industry.

The Company has divided the United States into five regions, each to be managed by experienced regional real estate directors with acquisition responsibility, reporting to the national real estate director. The acquisition program includes acquiring properties outright, acquiring properties and leasing them back to the existing operators, building to suit for qualified operators and providing financial resources to qualified operators for expansion. In addition to the acquisition of the Partnership's 295 properties, the Company also acquired 15 individual fee properties during the year ended January 31, 1998.

Real Estate Business

Effective February 1, 1997, the Company and Marketing entered into a Master Lease Agreement (the "Master Lease") under which, as of January 31, 1998, 1,024 service station and convenience store properties and 10 distribution terminals and bulk plants are leased or subleased by the Company as the lessor to Marketing as the lessee. The initial term of the Master Lease is 15 years, with four ten-year renewal options (or with respect to leased properties, such shorter period as the underlying lease may provide). The Master Lease is a "triple-net" lease, so Marketing is responsible for the cost of all taxes, maintenance, repairs, insurance and other operating expenses. Rent for each of the properties was set using the then fair market value of each such property, assuming the properties were free of certain environmental conditions for which the Company is responsible.

The Company received net lease payments from Marketing aggregating approximately $57 million (of the $59.6 million total revenues from rental properties) for the fiscal year ended January 31, 1998 and is therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease with the Company. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive; however, the Company does not anticipate that Marketing will have difficulty making all required rental payments for the foreseeable future.

As of January 31, 1998, the Company had additional properties not under the Master Lease, most of which are leased for non-petroleum use, for which there are 153 tenants. The Company also had 32 properties being held for disposition.

Heating Oil Business

During the year ended January 31, 1998, the Company's retained heating oil business in Pennsylvania and Maryland sold heating oil, propane (LPG) and related services directly to approximately 19,100 retail and commercial customers.

Regulation

The Company is subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had and are not expected to have a material adverse effect on the competitive or financial position of the Company, although such costs may have a significant impact on the Company's results of operations or liquidity for any single fiscal year or interim period.

The Company's operations have been governed by numerous federal, state and local environmental laws and regulations. These laws have included (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively, "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the Master Lease, the Company committed to a program to bring scheduled leased properties to regulatory closure and, thereafter, transfer all environmental risks from the Company to Marketing. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, the Company in fiscal 1997 commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in approximately five years. As a result, the Company revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by the Company through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities".

The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position. See "Item 3. Legal Proceedings".

Personnel

As of January 31, 1998, the Company had 154 employees, of which 79 employees, consisting of truck drivers and service technicians at its heating oil business, were represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Item 2.  Properties

The properties owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1998 are as follows:

                                                January 31,
                   --------------------------------------------------------------------------
                   1998              1997             1996              1995             1994
                   ----              ----             ----              ----             ----
Owned               736               441              439               444              457

Leased              404               732              734               752              772
                  -----               ---            -----             -----            -----

Total             1,140             1,173            1,173             1,196            1,229
                  =====             =====            =====             =====            =====

The following table sets forth certain information regarding lease expirations for the properties:

Fiscal Year                         Number of Leases Expiring(a)                Percent of Total
-----------                         -------------------------                   ----------------
1999                                         46                                          11.4%
2000                                         43                                          10.6%
2001                                         55                                          13.6%
2002                                         59                                          14.6%
2003                                         55                                          13.6%
Thereafter                                  146                                          36.2%
                                            ---                                          -----
                                            404                                         100.0%
                                            ===                                         ======

----------
(a) The lease expiration schedule does not include lease extension options.

On January 30, 1998, the Company merged with the Partnership, a publicly traded real estate limited partnership, in a transaction accounted for as a purchase. As a result of the transaction, the Company acquired 295 fee properties, consisting of 290 service station and convenience store properties and five terminals, which were previously leased by the Partnership to the Company.

Prior to the merger, the Partnership was managed by the then general partner, CLS General Partnership Corp. ("CLS"). The directors and stockholders of CLS are also directors and the principal stockholders of the Company. As a result of the merger, CLS received 28,890 shares of Preferred Stock of the Company in consideration for its general and limited partnership interest in the Partnership and its general partnership interest in Power Test Realty Company Limited Partnership. See "Merger with Power Test Investors Limited Partnership and Issuance of Preferred Stock" above. During the fiscal years ended January 31, 1998, 1997 and 1996, the Company made net lease payments to the Partnership of $10,032,000, $10,061,000 and $10,553,000, respectively. In addition, during the fiscal years ended January 31, 1998, 1997 and 1996, the Company billed the Partnership and reflected in other income $672,000, $672,000 and $648,000, respectively, for administrative and other services rendered to the Partnership.

As of January 31, 1998, the Company also owned in fee 15 distribution terminals and bulk plants and leased 3 distribution terminals and bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island, Pennsylvania, Connecticut and Maryland. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 59 million gallons. The terminals located in East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. Some of the Company's terminals have excess capacity and land that could be developed or adapted to handle products, such as residual fuel, jet fuel and lube blending. Ten of the distribution terminals and bulk plants are leased or sub-leased to Marketing with the remaining eight bulk plants utilized in the Company's retained heating oil business.

As of January 31, 1998, the Company leases approximately 30,500 square feet of office space at 125 Jericho Turnpike, Jericho, New York, where it currently maintains its corporate headquarters, most of which has been subleased to Marketing.

The Company believes that substantially all of its owned and leased properties are in good condition.

For a description of the Company's lease arrangements with Marketing after the spin-off, see discussion above under the caption "Real Estate Business".

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Notes 5 and 12 of the Notes to Consolidated Financial Statements set forth on pages 22 and 23, and page 27, respectively, of the Annual Report. The Company's legal proceedings have been appropriately reserved for in the Company's consolidated financial statements.

In 1986, the State of New York brought an action against the Company which was filed in New York State Supreme Court in Albany County for an alleged underground discharge of petroleum products at a service station. The State is seeking reimbursement in the amount of $179,000 for cleanup costs, plus interest and a penalty of $10,000 for the alleged discharge. On March 23, 1998, the insurance carrier, who had been defending the Company under a reservation of rights, advised the Company that it will continue to defend the Company but will not indemnify it.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against one of the Company's former subsidiaries seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

In 1992, the State of New York asserted a claim for reimbursement of cleanup costs against the Company and another petroleum company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984. In 1996, the

State of New York brought an action in the New York State Supreme Court in Albany County against the Company and the other petroleum company seeking cleanup costs of $209,000, together with interest and penalties of $200,000.

In 1993, the State of New York asserted a claim against the Company for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York State Supreme Court in Albany County to recover $522,000 for cleanup costs and unspecified penalties and interest.

In 1994, a subsidiary of the Company was served with an Amended Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the site. In 1995, another subsidiary of the Company was brought into the same action pertaining to convenience store refuse. In August 1997, the Company and its subsidiaries paid into escrow $40,000 in full settlement. The settlement, which has been approved by the U. S. EPA, has not yet been approved by the Court.

In December 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages incurred for the remediation of the Pennsauken Sanitary Landfill. In November 1996, one of the defendants filed a third party complaint in the Superior Court of New Jersey, Camden County, against its former customers, including a former construction company subsidiary of the Company, seeking indemnification from the third party defendants for all costs it incurred or will incur in response to the release of hazardous substances in the landfill plus attorneys' fees. The Company believes that the exposure is not material inasmuch as the quantities of construction fill deposited at the waste site were small.

In 1996, the State of New York asserted three separate claims against the Company for reimbursement of cleanup costs incurred at service stations in the amount of (i) $291,000, plus statutory penalties of $150,000, (ii) $112,000, plus interest and (iii) $463,000, plus interest.

On April 1, 1998, the State of New York asserted a claim against a former subsidiary of the Company for reimbursement in the amount of $185,000 for cleanup costs that were incurred at a heating oil customer's home in 1991.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 30, 1998, a Special Meeting of Stockholders was held to vote on proposals to approve and adopt (i) an Agreement and Plan of Reorganization and Merger, dated as of December 16, 1997, by and between Getty Realty Corp., a Delaware corporation, Power Test Investors Limited Partnership, a New York limited partnership and CLS General Partnership Corp., a Delaware corporation, and (ii) the Company's 1998 Stock Option Plan. Both of the aforementioned proposals were approved and adopted by the Company with the following votes:

Proposal (i):                                        Proposal (ii):
-------------                                        --------------
For                10,874,949                        For               9,852,123
Against                55,106                        Against           1,008,074
Abstain                 2,822                        Abstain              72,680


See "Reorganization".


Executive Officers of Registrant

The following table lists the executive officers of the Company as of January 31, 1998, their respective ages, the offices and positions held with the Company and the year in which each was elected an officer of the Company or its predecessor.

         Name       Age              Position                      Officer Since
         ----       ---              --------                      -------------
Leo Liebowitz       70      President and Chief Executive
                            Officer                                     1971
John J. Fitteron    56      Senior Vice President, Treasurer
                            and Chief Financial Officer                 1986


Mr. Liebowitz has been President and Chief Executive Officer and a director of the Company or its predecessor since 1971. He is also the Chairman, Chief Executive Officer and a director of Marketing. He is also a director of the Regional Banking Advisory Board of Chase Banking Corp.

Mr. Fitteron joined the Company's predecessor in 1986 as Senior Vice President and Chief Financial Officer and assumed the additional position of Treasurer in 1994. Prior to joining Getty, he was a Senior Vice President at Beker Industries Corp., a chemical and natural resource company.

Management is not aware of any family relationships between the foregoing executive officers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from material under the heading "Capital Stock" on page 28 of the Annual Report.

Item 6.  Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 9 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 14 through 28 of the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 and 5, and page 18, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 6 through 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Capital Stock" on pages 3 and 4 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the heading "Certain Transactions" on pages 11 and 12 of the Proxy Statement.

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

         (a)      1.       Financial statements

                           The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 13 are filed as part of this annual report.

                  2.       Financial statement schedule

                           The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 13 is filed as part of this annual report.

                  3.       Exhibits

                           The exhibits listed in the Exhibit Index on pages 16 through 22 are filed as part of this annual report.

                  4.       Reports on Form 8-K

                           Old Getty and the Partnership each filed Current Reports on Form 8-K dated December 17, 1997 reporting under Item 5, Other Events, that on December 16, 1997, Old Getty, the Partnership and CLS General Partnership Corp., a Delaware corporation and the general partner of the Partnership, entered into an Agreement and Plan of Reorganization and Merger. The registrant also filed on February 9, 1998, a Current Report on Form 8-K dated January 30, 1998 reporting under Item 5, Other Events, that the transactions contemplated by the Agreement and Plan of Reorganization and Merger had been consummated.

                               GETTY REALTY CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 & 2

                                                                                   Reference
                                                                           ---------------------------
                                                                           Form 10-K     1998 Annual
                                                                            (pages)     Report (pages)
                                                                           ---------------------------
Data incorporated by reference from attached
 1998 Annual Report to Stockholders of Getty
 Realty Corp.:
  Report of Independent Accountants                                                         28

  Consolidated Statements of Operations for the
    years ended January 31, 1998, 1997 and 1996                                             14

  Consolidated Balance Sheets as of January 31,
   1998 and 1997                                                                            15

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1998, 1997 and 1996                                              16

  Notes to Consolidated Financial Statements                                             17-27

Report of Independent Accountants - Supplemental Schedule                      14

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 1998, 1997 and 1996                  15

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1998 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1998 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Realty Corp.:

Our report on the consolidated financial statements of Getty Realty Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 28 of the 1998 Annual Report to Stockholders of Getty Realty Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 13 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.
New York, New York
March 12, 1998

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
               for the years ended January 31, 1998, 1997 and 1996
                                 (in thousands)

                                   Balance at                                          Balance at
                                    beginning                                            end of
                                    of period        Additions        Deductions         period
                                    ---------        ---------        ----------         ------
1998:
 Allowance for
  doubtful accounts*                   $1,369             $ 68         $1,266(a)          $  171
                                       ======             ====         ======             ======

1997:
 Allowance for
  doubtful accounts*                   $1,409             $485         $  525             $1,369
                                       ======             ====         ======             ======

1996:
 Allowance for
  doubtful accounts*                   $1,509             $561         $  661             $1,409
                                       ======             ====         ======             ======




*Relates to accounts receivable.

(a)  Includes $1,185 transferred to Marketing in connection with the spin-off.

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 1998


Exhibit
  No.               Description
  ---               -----------
1.1      Agreement and Plan of Reorganization             Filed as Exhibit 2.1 to registrant's
         and Merger, dated as of December 16,             Registration Statement on Form S-4,
         1997 (the "Merger Agreement") by and             filed on January 12, 1998 (File No.
         among Getty Realty Corp., Power Test             333-44065), included as Appendix A to
         Investors Limited Partnership and CLS            the Joint Proxy Statement/Prospectus
         General Partnership Corp.                        that is a part thereof, and incorporated
                                                          herein by reference.

3.1      Articles of Incorporation of Getty Realty        Filed as Exhibit 3.1 to registrant's
         Holding Corp. ("Holdings"), now known as         Registration Statement on Form S-4, filed on
         Getty Realty Corp., filed December 23, 1997.     January 12, 1998 (File No. 333- 44065),
                                                          included as Appendix D to the Joint Proxy
                                                          Statement/Prospectus that is a part thereof,
                                                          and incorporated herein by reference.


3.2      Articles Supplementary to Articles of            *
         Incorporation of Holdings, filed January
         21, 1998.

3.3      By-Laws of Holdings.                             Filed as Exhibit 3.2 to registrant's
                                                          Registration Statement on Form S-4, filed on
                                                          January 12, 1998 (File No. 333- 44065),
                                                          included as Appendix F to the Joint Proxy
                                                          Statement/Prospectus that is a part thereof,
                                                          and incorporated herein by reference.

3.4      Articles of Amendment of Holdings,               *
         changing its name to Getty Realty
         Corp., filed January 30, 1998.

4.1      $35,000,000 reducing revolving Loan              Filed as Exhibit 4.7 to the Quarterly Report
         Agreement between Leemilt's Petroleum, Inc.      on Form 10-Q for the quarter ended October
         and Bank of New England, N.A. dated as of        31, 1987 (File No. 1- 8059) of Getty
         December 7, 1987, and related Guaranty           Petroleum Corp., and incorporated herein by
         Agreement, dated as of December 7, 1987, by      reference.
         and between Getty Petroleum Corp. (now known
         as Getty

        Properties Corp.) and Bank of New
        England, N.A.

4.2     Amended and Restated Loan Agreement between       Filed as Exhibit 4.8 to the Annual Report on
        Leemilt's Petroleum, Inc. and Fleet Bank of       Form 10-K for the fiscal year ended January
        Massachusetts, N.A., as successor to Bank of      31, 1996 (File No. 1- 8059) of Getty
        New England, N.A., dated as of October 31,        Petroleum Corp. and incorporated herein by
        1995 (the "Leemilt's Loan").                      reference.


4.3     First Amendment to Amended and Restated Loan      *
        Agreement between Leemilt's Petroleum, Inc.
        and Fleet National Bank (formerly known as
        Fleet Bank of Massachusetts, N.A.) dated as
        of April 18, 1997.

4.4     Second Amendment to Amended and Restated          *
        Loan Agreement between Leemilt's Petroleum,
        Inc. and Fleet National Bank dated as of
        January 30, 1998.

4.5     Amended and Restated Loan Agreement between        Filed as Exhibit 10.27 to Power Test
        Power Test Realty Company Limited                  Investors Limited Partnership's ("PT
        Partnership ("PT Realty") and Fleet Bank of        Investors") Annual Report on Form 10- K for
        Massachusetts, N.A. dated as of October 31,        the fiscal year ended December 31, 1995
        1995 (the "PT Realty Loan").                       (File No. 0-14557) and incorporated herein
                                                           by reference.

4.6     First Amendment to Amended and Restated Loan       *
        Agreement between PT Realty and Fleet
        National Bank dated as of April 18, 1997.

4.7     Second Amendment to Amended and Restated           *
        Loan Agreement between PT Realty and Fleet
        National Bank dated as of

        January 30, 1998.

10.1    Retirement and Profit Sharing Plan (amended        Filed as Exhibit 10.2(b) to registrant's
        and restated as of September 19, 1996),            Annual Report on Form 10-K for the fiscal
        adopted by the registrant on December 16,          year ended January 31, 1998 (File No.
        1997.                                              1-8059) and incorporated herein by
                                                           reference.

10.2    1998 Stock Option Plan, effective as of            Filed as Exhibit 10.1 to registrant's
        January 30, 1998.                                  Registration Statement on Form S-4, filed on
                                                           January 12, 1998 (File No. 333- 44065),
                                                           included as Appendix H to the Joint Proxy
                                                           Statement/Prospectus that is a part thereof,
                                                           and incorporated herein by reference.

10.3    Asset Purchase Agreement among Power Test          Filed as Exhibit 2(a) to the Current Report
        Corp. (now known as Getty Properties Corp.),       on Form 8-K of Power Test Corp., filed
        Texaco Inc., Getty Oil Company and Getty           February 19, 1985 (File No. 1-8059) and
        Refining and Marketing Company, dated as of        incorporated herein by reference.
        December 21, 1984.

10.4    Trademark License Agreement among Power Test       Filed as Exhibit 2(b) to the Current Report
        Corp., Texaco Inc., Getty Oil Company and          on Form 8-K of Power Test Corp., filed February 19,
        Getty Refining and Marketing Company, dated        1985 (File No. 1-8059) and incorporated herein
        as of February 1, 1985.                            by reference.


10.5    Three Party Lease Agreement among Getty            *
        Realty Corp. (now known as Getty Properties
        Corp.), Leemilt's Petroleum, Inc. and Fleet
        National Bank dated as of April 18, 1997,
        amending and restating the Lease dated
        February 1, 1985 between Leemilt's
        Petroleum, Inc., as lessor, and Getty
        Petroleum Corp. (now known as Getty
        Properties Corp.), as lessee.

10.6    Amendment to Three Party Lease Agreement           *
        among Getty Properties Corp., Leemilt's
        Petroleum, Inc. and Fleet National Bank
        dated as of January 30, 1998.

10.7    Amended and Restated Hazardous Waste and           Filed as Exhibit 10.17 to the Annual Report
        PMPA Indemnification Agreement, dated as of        on Form 10-K for the fiscal year ended
        October 31, 1995, among Getty Petroleum            January 31, 1996 (File No. 1- 8059) of Getty
        Corp.(now known as Getty Properties Corp.),        Petroleum Corp. and incorporated herein by
        Power Test Realty Company Limited                  reference.
        Partnership and Fleet Bank of Massachusetts,
        N.A.

10.8    Affirmation and Acknowledgement of Amended         *
        and Restated Hazardous Waste and PMPA
        Indemnification Agreement, between Getty
        Realty Corp. and Fleet National Bank dated
        as of April 18, 1997.

10.9    Second Affirmation and Acknowledgement of          *
        Amended and Restated Hazardous Waste and
        PMPA Indemnification Agreement between the
        registrant and Fleet National Bank, dated as
        of January 30, 1998.

10.10   Amended and Restated Guaranty Agreement,           *
        dated as of October 27, 1995, between Getty
        Petroleum Corp. and Fleet Bank of
        Massachusetts, N.A. pertaining to the
        Leemilt's Loan.

10.11   Affirmation and                                    *

        Acknowledgment of Amended and Restated
        Guaranty Agreement between Getty Realty
        Corp. and Fleet National Bank, dated as of April 18, 1997, pertaining to the Leemilt's
        Loan.

10.12   Guaranty Agreement between the registrant          *
        and Fleet National Bank, dated as of January
        30, 1998, pertaining to the Leemilt's Loan.

10.13   Guaranty Agreement between the registrant          *
        and Fleet National Bank, dated as of January
        30, 1998, pertaining to the PT Realty Loan.

10.14   Guaranty Agreement between Getty Properties        *
        Corp. and Fleet National Bank dated as of
        January 30, 1998, pertaining to the PT
        Realty Loan.

10.15   Form of Indemnification Agreement between          *
        the registrant and its directors.

10.16   Supplemental Retirement Plan for Executives        Filed as Exhibit 10.22 to the Annual Report
        of the registrant (then known as Getty             on Form 10-K for the fiscal year ended
        Petroleum Corp.) and Participating                 January 31, 1990 (File No. 1- 8059) of Getty
        Subsidiaries (adopted by the registrant on         Petroleum Corp. and incorporated herein by
        December 16, 1997).                                reference.

10.17   Form of Agreement dated December 9, 1994           Filed as Exhibit 10.23 to the Annual Report
        between Getty Petroleum Corp. and its non-         on Form 10-K for the fiscal year ended
        director officers and certain key employees        January 31, 1995 (File No. 1- 8059) of Getty
        regarding compensation upon change in              Petroleum Corp. and incorporated herein by
        control.                                           reference.

10.18   Form of Agreement dated as of March 7, 1996        Filed as Exhibit 10.27 to the Annual
        amending Agreement dated as of December 9,         Report on Form 10-K for the fiscal year
        1994 between Getty Petroleum Corp. (now            ended January 31, 1996 (File No. 1- 8059) of
        known as Getty Properties Corp.) and its           Getty Petroleum Corp. and incorporated
        non-director officers and certain key              herein by reference.
        employees regarding compensation upon change
        in control (See Exhibit 10.17).

10.19   Form of letter from Getty Petroleum Corp.          *
        dated April 8, 1997, confirming that a
        change of control event had occurred
        pursuant to the change of control
        agreements. (See Exhibits 10.17 and 10.18).

10.20   Form of Agreement dated March 9, 1998, from        *
        the registrant to certain officers and key
        employees, adopting the prior change of
        control agreements, as amended, and further
        amending those agreements. (See Exhibits
        10.17, 10.18 and 10.19).


10.21   Form of Master Lease Agreement dated               Filed as Exhibit 10.28 to the Annual Report
        February 1, 1997 between Getty Petroleum           on Form 10-K for the fiscal year ended
        Corp. (now known as Getty Properties Corp.)        January 31, 1997 (File No. 1- 8059) of Getty
        and Getty Petroleum Marketing Inc.                 Petroleum Corp. and incorporated herein by
                                                           reference.

10.22   Form of Reorganization and Distribution            Filed as Exhibit 10.29 to the Annual Report
        Agreement between Getty Petroleum Corp. (now       on Form 10-K for the fiscal year ended
        known as Getty Properties Corp.) and Getty         January 31, 1997 (File No. 1-8059) of Getty
        Petroleum Marketing Inc. dated as of               Petroleum Corp. and incorporated herein by
        February 1, 1997.                                  reference.

10.23   Form of Trademark License                          Filed as Exhibit 10.30 to the Annual

        Agreement between Getty Petroleum Corp. (now       Report on Form 10-K for the fiscal year
        known as Getty Properties Corp.) and Getty         ended January 31, 1997 (File No. 1- 8059) of
        Petroleum Marketing Inc.                           Getty Petroleum Corp. and incorporated
                                                           herein by reference.

10.24   Form of Services Agreement dated as of             Filed as Exhibit 10.31 to the Annual Report
        February 1, 1997 between Getty Petroleum           on Form 10-K for the fiscal year ended
        Corp. (now known as Getty Properties Corp.)        January 31, 1997 (File No. 1- 8059) of Getty
        and Getty Petroleum Marketing Inc.                 Petroleum Corp. and incorporated herein by
                                                           reference.

10.25   Form of Tax Sharing Agreement between Getty        Filed as Exhibit 10.32 to the Annual Report
        Petroleum Corp. (now known as Getty                on Form 10-K for the fiscal year ended
        Properties Corp.) and Getty Petroleum              January 31, 1997 (File No. 1- 8059) of Getty
        Marketing Inc.                                     Petroleum Corp. and incorporated herein by
                                                           reference.

10.26   Form of Stock Option Reformation Agreement         Filed as Exhibit 10.33 to the Annual Report
        made and entered into as of March 21, 1997         on Form 10-K for the fiscal year ended
        by and between Getty Petroleum Corp. (now          January 31, 1997 (File No. 1- 8059) of Getty
        known as Getty Properties Corp.) and Getty         Petroleum Corp. and incorporated herein by
        Petroleum Marketing Inc.                           reference.


13      Annual Report to Stockholders for the fiscal       *
        year ended January 31, 1998.

22      Subsidiaries of the registrant.                    *

24      Consent of Independent Accountants.                *

27      Financial Data Schedule.                           *


-----------------------
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Getty Realty Corp.
                                  (Registrant)


                                               By /s/ John J. Fitteron
                                                  ------------------------------
                                                  John J. Fitteron,
                                                   Senior Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                   April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                           By /s/ John J. Fitteron
   ------------------------------                 ------------------------------
   Leo Liebowitz, President,                      John J. Fitteron,
    Chief Executive Officer                        Senior Vice President,
    and Director                                   Treasurer and Chief Financial
    April 30, 1998                                 Officer (Principal Financial
                                                   and Accounting Officer)
                                                   April 30, 1998



By /s/ Milton Cooper                           By /s/ Philip E. Coviello
   ------------------------------                 ------------------------------
   Milton Cooper,                                 Philip E. Coviello,
    Director                                       Director
    April 30, 1998                                 April 30, 1998



By /s/ Milton Safenowitz                       By /s/ Warren G. Wintrub
   ------------------------------                 ------------------------------
   Milton Safenowitz,                             Warren G. Wintrub,
    Director                                       Director
    April 30, 1998                                 April 30, 1998