Form 10-K405/A
period 1998-01-31
GETTY REALTY CORP /MD/
filed 1998-05-04
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

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


13      Annual Report to Stockholders for the fiscal       *
        year ended January 31, 1998.

22      Subsidiaries of the registrant.                    *

24      Consent of Independent Accountants.                **

27      Financial Data Schedule.                           *


-----------------------
*  Previously filed.
** Filed herewith. Replaces and supercedes Exhibit 24 as previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Getty Realty Corp.
                                  (Registrant)


                                               By /s/ John J. Fitteron
                                                  ------------------------------
                                                  John J. Fitteron,
                                                   Senior Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                   May 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                           By /s/ John J. Fitteron
   ------------------------------                 ------------------------------
   Leo Liebowitz, President,                      John J. Fitteron,
    Chief Executive Officer                        Senior Vice President,
    and Director                                   Treasurer and Chief Financial
    May 4, 1998                                 Officer (Principal Financial
                                                   and Accounting Officer)
                                                   May 4, 1998



By /s/ Milton Cooper                           By /s/ Philip E. Coviello
   ------------------------------                 ------------------------------
   Milton Cooper,                                 Philip E. Coviello,
    Director                                       Director
    May 4, 1998                                    May 4, 1998



By /s/ Milton Safenowitz                       By /s/ Warren G. Wintrub
   ------------------------------                 ------------------------------
   Milton Safenowitz,                             Warren G. Wintrub,
    Director                                       Director
    May 4, 1998                                    May 4, 1998