Form 10-Q
period 1998-07-31
GETTY REALTY CORP /MD/
filed 1998-09-11
CIK 1052752

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1998            Commission file number 001-13777
                  -------------                                   ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                 11-3412575
           --------                                 ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

125 Jericho Turnpike, Jericho, New York                 11753
---------------------------------------                 -----
(Address of principal executive offices)            (Zip Code)

                                (516) 338 - 2600
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Registrant had outstanding 13,566,068 shares of Common Stock, par value $.01 per share, and 2,888,799 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of July 31, 1998.

================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                   Page Number
-------  ---------------------                                   -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1998 and
  January 31, 1998                                                       1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1998 and 1997                                2

 Consolidated Statements of Cash Flows for the
  six months ended July 31, 1998 and 1997                                3

 Notes to Consolidated Financial Statements                            4 - 7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8 - 11

Part II.  OTHER INFORMATION
--------  -----------------

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                               12

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


-------------------------------------------------------------------------------------------------
                                                               July 31,            January 31,
-------------------------------------------------------------------------------------------------
Assets:                                                          1998                 1998
-------------------------------------------------------------------------------------------------
                                                              (unaudited)
Real Estate:
       Land                                                        $129,029          $129,461
       Buildings and improvements                                   170,293           162,162
                                                              --------------     -------------

                                                                    299,322           291,623
       Less - accumulated depreciation and amortization              67,638            63,600
                                                              --------------     -------------

Real estate, net                                                    231,684           228,023
Cash and equivalents                                                    902            10,034
Accounts receivable, net                                              1,859             2,524
Mortgages receivable                                                  7,649             6,926
Recoveries from state underground storage tank funds                 12,136            15,387
Prepaid expenses and other assets                                     7,028             5,649
                                                              --------------     -------------

          Total assets                                             $261,258          $268,543
                                                              ==============     =============


----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
----------------------------------------------------------------------------------------------

Mortgages payable                                                   $37,855           $40,526
Accounts payable and accrued expenses                                19,784            21,408
Environmental remediation costs                                      34,460            38,297
Deferred income taxes                                                30,370            29,719
                                                              --------------     -------------

         Total liabilities                                          122,469           129,950
                                                              --------------     -------------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  20,000,000 shares for issuance in series of which
  3,000,000 shares are classified as Series A Participating
  Convertible Redeemable Preferred; issued 2,888,799 at
  July 31, 1998 and January 31, 1998                                 72,220            72,220
 Common stock, par value $.01 per share; authorized
  50,000,000 shares; issued 14,449,549 at July 31, 1998 and
  14,446,929 at January 31, 1998                                        144               144
 Paid-in capital                                                     81,043            81,000
 Accumulated deficit                                                   (695)             (848)
 Treasury stock, at cost (883,481 shares at July 31, 1998
  and 883,461 shares at January 31, 1998)                           (13,923)          (13,923)
                                                              --------------     -------------

         Total stockholders' equity                                 138,789           138,593
                                                              --------------     -------------

         Total liabilities and stockholders' equity                $261,258          $268,543
                                                              ==============     =============

                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                  Three months ended July 31,   Six months ended July 31,
-----------------------------------------------------------------------------------------------------------
                                                      1998          1997           1998          1997
-----------------------------------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                    $14,760       $14,932        $29,584       $29,878
  Net sales of petroleum products                      4,531         5,263         11,040        13,644
  Other income                                         1,244         1,439          1,523         1,893
                                                   ------------------------     ------------------------
                                                      20,535        21,634         42,147        45,415
                                                   ------------------------     ------------------------

Equity in earnings of Getty Petroleum
  Marketing Inc.                                           -             -              -         2,931
                                                   ------------------------     ------------------------
                                                      20,535        21,634         42,147        48,346
                                                   ------------------------     ------------------------

Cost of sales of petroleum products
 (excluding depreciation and amortization)             4,222         5,019          9,734        12,418
Rental property expenses                               3,239         3,572          6,510         6,882
Environmental and maintenance expenses                 4,819         2,331          6,459         3,571
Selling, general and administrative expenses           1,905         3,886          3,869         7,230
Depreciation and amortization                          2,403         2,419          4,736         4,806
Interest expense                                         701         1,309          1,434         2,689
Change of control charge                                   -             -              -         2,166
                                                   ------------------------     ------------------------
                                                      17,289        18,536         32,742        39,762
                                                   ------------------------     ------------------------
Earnings before provision for
  income taxes                                         3,246         3,098          9,405         8,584

Provision for income taxes                             1,345         1,148          3,975         3,427
                                                   ------------------------     ------------------------

Net earnings                                           1,901         1,950          5,430         5,157

Preferred stock dividend                               1,282             -          2,564             -
                                                   ------------------------     ------------------------

Net earnings applicable to common stockholders          $619        $1,950         $2,866        $5,157
                                                   ========================     ========================


Net earnings per common share:
     Basic                                              $.05          $.15           $.21          $.40

     Diluted                                            $.05          $.15           $.21          $.39


Weighted average common shares outstanding:
     Basic                                            13,566        13,118         13,565        12,944

     Diluted                                          13,572        13,314         13,574        13,194


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Six months ended
                                                                           July 31,
                                                              ------------------------------
                                                                   1998               1997
                                                                   ----               ----
Cash flows from operating activities:
Net earnings                                                      $5,430             $5,157
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                  4,736              4,806
    Deferred income taxes                                            651             (2,511)
    Gain on dispositions of real estate                             (894)              (692)
    Equity in net earnings of Getty Petroleum Marketing Inc.           -             (1,731)
    Change of control charge                                           -              2,166
    Stock option charge                                                -              3,742
Changes in assets and liabilities:
    Accounts receivable                                              665                874
    Mortgages receivable                                            (723)               (52)
    Recoveries from state underground storage tank funds           3,251              1,277
    Prepaid expenses and other assets                             (1,460)            (1,686)
    Accounts payable and accrued expenses                         (1,624)            (4,025)
    Environmental remediation costs                               (3,837)            (4,247)
    Income taxes payable                                               -             (1,426)
                                                              ------------------------------

          Net cash provided by operating activities                6,195              1,652
                                                              ------------------------------

Cash flows from investing activities:
    Capital expenditures                                          (9,630)            (4,189)
    Property acquisitions                                              -             (1,027)
    Proceeds from dispositions of real estate                      2,208              1,247
                                                              ------------------------------

          Net cash used in investing activities                   (7,422)            (3,969)
                                                              ------------------------------

Cash flows from financing activities:
    Mortgage borrowings                                                -                165
    Repayment of mortgages payable                                (2,671)            (2,532)
    Payments under capital lease obligations                           -             (3,032)
    Cash dividends                                                (5,277)              (776)
    Stock options, common and treasury stock, net                     43              5,550
                                                              ------------------------------

          Net cash used in financing activities                   (7,905)              (625)
                                                              ------------------------------

Net decrease in cash and equivalents                              (9,132)            (2,942)
Cash and equivalents at beginning of period                       10,034             11,385
                                                              ------------------------------

Cash and equivalents at end of period                               $902             $8,443
                                                              ==============================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                  $1,453             $2,686
        Income taxes, net                                          4,091              2,891


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

2.  Spin-off:

     On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and the Pennsylvania and Maryland home heating oil business, and leased most of its properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc. ("Marketing").

     The consolidated statement of operations of the Company for the six months ended July 31, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).

     The financial results of the retained real estate and heating oil businesses for the quarters and six months ended July 31, 1998 and 1997 are set forth below. The following financial information does not include the financial results of Marketing and is presented for informational purposes only and is not necessarily indicative of the financial results that would have occurred had the real estate and heating oil businesses been operated as separate, stand-alone entities during such periods, nor are they necessarily indicative of future results (in thousands).

                                       Quarter ended July 31, 1998         Quarter ended July 31, 1997
                                       ---------------------------         ---------------------------

                                         Real     Heating                     Real     Heating
                                        Estate      Oil      Total           Estate       Oil       Total
                                        ------      ---      -----           ------       ---       -----

Revenues from rental properties        $14,733      $ 27    $14,760         $14,906      $ 26    $14,932

Net sales of petroleum products              -     4,531      4,531               -     5,263      5,263

Other income (expense)                   1,224        20      1,244           1,471       (32)     1,439
                                        ----------------------------------------------------------------

                                        15,957     4,578     20,535          16,377     5,257     21,634
                                        ----------------------------------------------------------------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                           -     4,222      4,222               -     5,019      5,019

Rental property expenses                 3,233         6      3,239           3,566         6      3,572

Environmental and maintenance
 expenses                                4,819         -      4,819           2,331         -      2,331

Selling, general and
 administrative expenses                 1,438       467      1,905           3,380       506      3,886

Depreciation and amortization            2,261       142      2,403           2,288       131      2,419

Interest expense                           701         -        701           1,309         -      1,309
                                        ----------------------------------------------------------------

                                        12,452     4,837     17,289          12,874     5,662     18,536
                                        ----------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes               3,505      (259)     3,246           3,503      (405)     3,098

Provision (credit) for
 income taxes                            1,457      (112)     1,345           1,320      (172)     1,148
                                        ----------------------------------------------------------------

Net earnings (loss)                     $2,048     ($147)    $1,901         $ 2,183     ($233)    $1,950
                                        ================================================================


                                       Six months ended July 31, 1998    Six months ended July 31, 1997
                                       ------------------------------    ------------------------------

                                        Real     Heating                     Real     Heating
                                       Estate      Oil      Total           Estate       Oil       Total
                                       ------      ---      -----           ------       ---       -----
Revenues from rental properties       $29,528      $ 56    $29,584         $29,824      $ 54    $29,878

Net sales of petroleum products             -    11,040     11,040               -    13,644     13,644

Other income (expense)                  1,481        42      1,523           1,898        (5)     1,893
                                      -----------------------------------------------------------------

                                       31,009    11,138     42,147          31,722    13,693     45,415
                                      -----------------------------------------------------------------

Cost of sales of petroleum
 products (excluding depreciation
 and amortization)                          -     9,734      9,734               -    12,418     12,418

Rental property expenses                6,499        11      6,510           6,873         9      6,882

Environmental and maintenance
 expenses                               6,459         -      6,459           3,571         -      3,571

Selling, general and
 administrative expenses                2,886       983      3,869           6,263       967      7,230

Depreciation and amortization           4,457       279      4,736           4,548       258      4,806

Interest expense                        1,434         -      1,434           2,689         -      2,689

Change of control charge                    -         -          -           2,166         -      2,166
                                      -----------------------------------------------------------------

                                       21,735    11,007     32,742          26,110    13,652     39,762
                                      -----------------------------------------------------------------


Earnings before provision
 for income taxes                       9,274       131      9,405           5,612        41      5,653

Provision for
 income taxes                           3,920        55      3,975           2,211        16      2,227
                                      -----------------------------------------------------------------

Net earnings                          $ 5,354     $  76     $5,430         $ 3,401     $  25     $3,426
                                      =================================================================


3. Earnings per share:

     Basic earnings per share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 6,000 shares and 196,000 shares for the quarters ended July 31, 1998 and 1997, respectively, and 9,000 shares and 250,000 shares for the six months ended July 31, 1998 and 1997, respectively. For the quarter and six months ended July 31, 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock (which was issued on January 30, 1998) into common stock utilizing the if-converted method would have been antidilutive and conversion was not assumed for purposes of computing diluted earnings per common share.

4. Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1998 is as follows (in thousands):

                                                                        Treasury
                   Preferred     Common      Paid-in    Accumulated     Stock,
                    Stock        Stock       Capital      Deficit       at cost       Total
---------------------------------------------------------------------------------------------
Balance,
 January 31, 1998    $72,220       $144     $81,000         ($848)     ($13,923)     $138,593

Net earnings                                                5,430                       5,430

Cash dividends                                             (5,277)                     (5,277)

Issuance of
 common stock                                    30                                        30

Stock options                                    13                                        13
                     ------------------------------------------------------------------------

Balance,
 July 31, 1998       $72,220       $144    $ 81,043         ($695)     ($13,923)     $138,789
                     ========================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Spin-off
--------

         On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and the Pennsylvania and Maryland home heating oil business, and leased most of its real estate properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc.
("Marketing").

         The consolidated statement of operations of the Company for the six months ended July 31, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).

Results of Operations - Quarter ended July 31, 1998 compared with quarter ended July 31, 1997
 --------------------------------

         Revenues from rental properties for the quarters ended July 31, 1998 and 1997 principally represent rental income from Marketing ($14.1 million and $14.3 million, respectively) with the remainder from other lessees and sublessees.

         Net sales of petroleum products from the Company's retained heating oil business for the second fiscal quarter ended July 31, 1998 were $4.5 million (most of which revenues occur in the first and fourth fiscal quarters) as compared with $5.3 million during the same quarter last year. The $.8 million decrease in petroleum product sales was principally due to a 14.0% decrease in average selling prices of petroleum products. Gross profit from such sales before depreciation and amortization was $.3 million and $.2 million for the quarters ended July 31, 1998 and July 31, 1997, respectively. The $.1 million increase in gross profit was due to higher product margins.

         Other income was $1.2 million for the three months ended July 31, 1998 as compared with $1.4 million for the quarter ended July 31, 1997. The decrease in other income of $.2 million was principally due to a management fee for administrative and other services paid by Power Test Investors Limited Partnership ("PTI") during the quarter ended July 31, 1997, which was eliminated as a result of the merger of PTI into the Company on January 30, 1998.

         Rental property expenses were $3.2 million for the quarter ended July 31, 1998, a decrease of $.3 million as compared with the prior year quarter. The decrease was due to lower rent expense and real estate taxes.

         Environmental and maintenance expenses for the quarter ended July 31, 1998 were $4.8 million as compared with $2.3 million for the quarter ended July 31, 1997. The current quarter included a revision to the Company's estimate of future remediation costs of $4.0 million as compared to $2.3 million during the prior year quarter. As of July 31, 1998, the Company had an accrual of $34.5 million representing management's best estimate for future environmental remediation costs and had recorded $12.1 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto will be reflected in the Company's financial statements as they become known.

         Selling, general and administrative expenses for the quarter ended July 31, 1998 amounted to $1.9 million, a decrease of $2.0 million as compared with the quarter ended July 31, 1997. The decrease was primarily due to a $1.9 million charge recorded in the prior year quarter relating to stock options.

         Depreciation and amortization was $2.4 million for the quarter ended July 31, 1998, which was comparable to the quarter ended July 31, 1997.

         Interest expense for the three months ended July 31, 1998 amounted to $.7 million as compared with $1.3 million for the quarter ended July 31, 1997. The decrease in interest expense of $.6 million was principally due to the elimination of capitalized lease obligations as a result of the merger of PTI into the Company on January 30, 1998.

Results of Operations - Six months ended July 31, 1998 compared with six months ended July 31, 1997
 -----------------------------------

         Revenues from rental properties for the six months ended July 31, 1998 and 1997 principally represent rental income received from Marketing ($28.3 million and $28.5 million, respectively) with the remainder from other lessees and sublessees.

         Net sales of petroleum products from the Company's retained heating oil business for the six months ended July 31, 1998 were $11.0 million as compared with $13.6 million during the same period last year. The $2.6 million decrease in petroleum product sales was due to a 15.1% decrease in average selling prices and 4.6% of lower gallonage sold due to a warmer than normal season. Gross profit for the retained heating oil business was $1.3 million for the six months ended July 31, 1998 and $1.2 for the six months ended July 31, 1997 as higher product margins during the current period more than offset the lower sales volumes.

         Other income was $1.5 million for the six months ended July 31, 1998 as compared with $1.9 million for the six months ended July 31, 1997. The decrease in other income was principally due to a management fee for administrative and other services paid by PTI during the six months ended July 31, 1997, which was eliminated as a result of the merger of PTI into the Company on January 30, 1998.

         Rental property expenses were $6.5 million for the six months ended July 31, 1998 as compared with $6.9 million for the six months ended July 31, 1997. The decrease was due to lower rent expense and real estate taxes.

         Environmental and maintenance expenses for the six months ended July 31, 1998 were $6.5 million as compared with $3.6 million for the six months ended July 31, 1997. The increase in environmental and maintenance expense was principally due to a revision of the Company's estimate of future remediation costs.

         Selling, general and administrative expenses for the six months ended July 31, 1998 amounted to $3.9 million, a decrease of $3.4 million as compared with the six months ended July 31, 1997. The decrease was primarily due to a $3.7 million charge recorded in the prior year six month period relating to stock options.

         Depreciation and amortization was $4.7 million for the six months ended July 31, 1998, which was comparable to the six months ended July 31, 1997.

         Interest expense for the six months ended July 31, 1998 amounted to $1.4 million as compared with $2.7 million for the six months ended July 31, 1997. The decrease in interest expense of $1.3 million was principally due to the elimination of capitalized lease obligations as a result of the merger of PTI into the Company on January 30, 1998.

         During the six months ended July 31, 1997, the Company recorded a charge of $2.2 million related to change of control agreements in connection with the spin-off.


Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are cash flows from operations and its short-term uncommitted lines of credit. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and credit lines. As of July 31, 1998, such lines of credit amounted to $25 million, of which $7.4 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, LIBOR plus 1.0% or 1.1%. Such lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain property acquisitions, which capital sources it believes are available.

         During the six months ended July 31, 1998, the Company declared quarterly cash common stock dividends of $.10 per share for each of the quarters and quarterly preferred stock dividends of $.44375 per share for each of the quarters. Such dividends aggregated $5.3 million for the six months ended July 31, 1998.

         The Company's capital expenditures for the six months ended July 31, 1998 amounted to $9.6 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. In connection with the spin-off of the petroleum marketing business, the Company agreed to be responsible for expenditures with respect to tank upgrades required to meet the December 22, 1998 federal environmental standards and certain environmental liabilities and obligations. As of July 31, 1998, the Company estimates that in connection therewith, it will expend $10.0 million in capital expenditures and $22.3 million, net of estimated recoveries, for environmental liabilities and obligations, the latter of which has been fully accrued for.


                                       -11

                           PART II. OTHER INFORMATION

Item 5.  Other Information

                  The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 17, 1999, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                   Designation of Exhibit
                  in this Quarterly Report
                        on Form 10-Q                    Description of Exhibit
                        ------------                    ----------------------

                             27                         Financial Data Schedule

                  (b) Reports filed on Form 8-K:

                       None.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  September 11, 1998           BY: /s/ JOHN J. FITTERON
                                        --------------------------------
                                               (Signature)
                                          JOHN J. FITTERON
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Dated:  September 11, 1998           BY: /s/ LEO LIEBOWITZ
                                        --------------------------------
                                               (Signature)
                                          LEO LIEBOWITZ
                                           President (Chief Executive
                                           Officer)