Form 10-Q
period 1998-10-31
GETTY REALTY CORP /MD/
filed 1998-12-14
CIK 1052752

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1998           Commission file number 001-13777
                  ----------------                                  ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                             11-3412575
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 Jericho Turnpike, Jericho, New York                              11753
---------------------------------------                              -----
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

Registrant had outstanding 13,566,063 shares of Common Stock, par value $.01 per share, and 2,888,799 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of October 31, 1998.

================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1998 and
  January 31, 1998                                                          1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1998 and 1997                               2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1998 and 1997                               3

 Notes to Consolidated Financial Statements                               4 - 6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7 - 11

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  12

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

-------------------------------------------------------------------------------------------
                                                                October 31,     January 31,
-------------------------------------------------------------------------------------------
Assets:                                                            1998             1998
-------------------------------------------------------------------------------------------
Real Estate:
       Land                                                      $128,975          $129,133
       Buildings and improvements                                 167,806           154,959
                                                                 --------          --------
                                                                  296,781           284,092
       Less - accumulated depreciation and amortization            65,004            59,023
                                                                 --------          --------

Real estate, net                                                  231,777           225,069
Cash and equivalents                                                  455            10,032
Mortgages and accounts receivable                                   6,843             7,522
Recoveries from state underground storage tank funds               10,985            15,387
Prepaid expenses and other assets                                   4,951             3,825
Net assets of discontinued operations                               3,091             3,826
                                                                 --------          --------
          Total assets                                           $258,102          $265,661
                                                                 ========          ========


-------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-------------------------------------------------------------------------------------------

Borrowings under credit lines                                    $  3,000          $      -
Mortgages payable                                                  36,482            40,526
Accounts payable and accrued expenses                              16,875            18,526
Environmental remediation costs                                    34,924            38,297
Deferred income taxes                                              29,946            29,719
                                                                 --------          --------
         Total liabilities                                        121,227           127,068
                                                                 --------          --------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  20,000,000 shares for issuance in series of which
  3,000,000 shares are classified as Series A Participating
  Convertible Redeemable Preferred; issued 2,888,799 at
  October 31, 1998 and January 31, 1998                            72,220            72,220
 Common stock, par value $.01 per share; authorized
  50,000,000 shares; issued 14,449,579 at October 31, 1998 and        144               144
  14,446,929 at January 31, 1998
 Paid-in capital                                                   81,044            81,000
 Accumulated deficit                                               (2,609)             (848)
 Treasury stock, at cost (883,516 shares at October 31, 1998
  and 883,461 shares at January 31, 1998)                         (13,924)          (13,923)
                                                                 --------          --------
         Total stockholders' equity                               136,875           138,593
                                                                 --------          --------
         Total liabilities and stockholders' equity              $258,102          $265,661
                                                                 ========          ========



                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                     Three months ended October 31,   Nine months ended October 31,
-------------------------------------------------------------------------------------------------------------------
                                                         1998            1997             1998         1997
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                       $14,711         $14,835          $44,239      $44,659
  Other income                                              652             616            2,133        2,514
                                                        ------------------------         ---------------------
                                                         15,363          15,451           46,372       47,173
                                                        ------------------------         ---------------------

Equity in earnings of Getty Petroleum
  Marketing Inc.                                              0               0                -        2,931
                                                        ------------------------         ---------------------
                                                         15,363          15,451           46,372       50,104
                                                        ------------------------         ---------------------

Rental property expenses                                  3,218           3,398            9,717       10,271
Environmental and maintenance expenses                    5,835             920           12,294        4,491
Selling, general and administrative expenses              1,817           2,019            4,703        8,282
Depreciation and amortization                             2,344           2,328            6,801        6,876
Interest expense                                            663           1,209            2,097        3,898
Change of control charge                                      0               0                0        2,166
                                                        ------------------------         ---------------------
                                                         13,877           9,874           35,612       35,984
                                                        ------------------------         ---------------------

Earnings before provision for income taxes                1,486           5,577           10,760       14,120

Provision for income taxes                                  625           2,378            4,545        5,789
                                                        ------------------------         ---------------------

Net earnings from continuing operations                     861           3,199            6,215        8,331

Discontinued operations - Net loss from
  heating oil business                                     (137)           (178)             (61)        (153)
                                                        ------------------------         ---------------------

Net earnings                                                724           3,021            6,154        8,178

Preferred stock dividends                                 1,282               -            3,846            -
                                                        ------------------------         ---------------------

Net earnings (loss) applicable to common stockholders     ($558)         $3,021           $2,308       $8,178
                                                        ========================         =====================


Basic earnings (loss) per common share:
     Continuing operations                                ($.03)           $.24             $.17         $.64
     Discontinued operations                               (.01)           (.01)               -         (.01)
     Net earnings (loss)                                   (.04)            .23              .17          .63

Diluted earnings (loss) per common share:
     Continuing operations                                ($.03)           $.24             $.17         $.63
     Discontinued operations                               (.01)           (.01)               -         (.01)
     Net earnings (loss)                                   (.04)            .22              .17          .62

Weighted average common shares outstanding:
     Basic                                               13,566          13,315           13,566       13,069
     Diluted                                             13,566          13,440           13,572       13,277


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Nine months ended
                                                                         October 31,
                                                                  --------------------------
                                                                    1998             1997
                                                                    ----             ----
Cash flows from operating activities:
Net earnings from continuing operations                            $6,215             $8,331
Adjustments to reconcile net earnings to
    net cash provided by continuing operating activities:
    Depreciation and amortization                                   6,801              6,876
    Deferred income taxes                                             227               (624)
    Gain on dispositions of real estate                            (1,314)              (723)
    Equity in net earnings of Getty Petroleum Marketing Inc.            -             (1,731)
    Change of control charge                                            -              2,166
    Stock option charge                                                 -              4,635
Changes in assets and liabilities:
    Mortgages and accounts receivable                                 679               (211)
    Recoveries from state underground storage tank funds            4,402              1,658
    Prepaid expenses and other assets                              (1,249)            (2,411)
    Accounts payable and accrued expenses                          (1,651)            (3,833)
    Environmental remediation costs                                (3,373)            (7,456)
    Income taxes payable                                                -             (1,426)
                                                                  ---------------------------
          Net cash provided by continuing operating activities     10,737              5,251

          Net cash provided by discontinued operations                511              1,967
                                                                  ---------------------------
          Net cash provided by operating activities                11,248              7,218
                                                                  ---------------------------

Cash flows from investing activities:
    Capital expenditures                                          (14,139)            (5,633)
    Property acquisitions                                            (751)            (2,106)
    Proceeds from dispositions of real estate                       2,981              1,347
                                                                  ---------------------------
          Net cash used in investing activities                   (11,909)            (6,392)
                                                                  ---------------------------

Cash flows from financing activities:
    Borrowings under credit lines                                   3,000                  -
    Mortgage borrowings                                                 -                306
    Repayment of mortgages payable                                 (4,044)            (3,892)
    Payments under capital lease obligations                            -             (4,617)
    Cash dividends                                                 (7,915)            (1,175)
    Stock options, common and treasury stock, net                      43              7,112
                                                                  ---------------------------
          Net cash used in financing activities                    (8,916)            (2,266)
                                                                  ---------------------------

Net decrease in cash and equivalents                               (9,577)            (1,440)
Cash and equivalents at beginning of period                        10,032             11,383
                                                                  ---------------------------
Cash and equivalents at end of period                                $455             $9,943
                                                                  ===========================

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                   $2,137             $3,888
        Income taxes, net                                           4,392              3,398


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

2.  Spin-off:

     On March 21, 1997, the Company effected the spin-off of its petroleum marketing business to its stockholders. The Company retained its real estate business and the Pennsylvania and Maryland home heating oil business (See Note
5), and leased most of its properties on a long-term net basis to the spun-off company, which is named Getty Petroleum Marketing Inc.
("Marketing").

     The consolidated statement of operations of the Company for the nine months ended October 31, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).

3. Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the quarter ended October 31, 1997 and the nine months ended October 31, 1998 and 1997 reflects the potential dilution from the exercise of stock options in the amount of 125,000 shares, 6,000 shares and 208,000 shares, respectively. For the quarter and nine months ended October 31, 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock (which was issued on January 30, 1998) into common stock utilizing the if-converted method would have been antidilutive and conversion was not assumed for purposes of computing diluted earnings per common share.

4. Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1998 is as follows (in thousands):

                                                                               Treasury
                           Preferred    Common     Paid-in     Accumulated      Stock,
                             Stock       Stock     Capital       Deficit         at cost      Total
-----------------------------------------------------------------------------------------------------
Balance, January 31, 1998   $72,220      $144      $81,000         ($848)       ($13,923)    $138,593

Net earnings                                                       6,154                        6,154

Cash dividends                                                    (7,915)                      (7,915)

Purchase of treasury stock                                                            (1)        (1)

Issuance of common stock                                31                                         31

Stock options                                           13                                         13
                            -------------------------------------------------------------------------

Balance, October 31, 1998   $72,220      $144     $ 81,044       ($2,609)       ($13,924)    $136,875
                            =========================================================================


5. Subsequent event:

     On December 8, 1998, the Company sold its heating oil and propane business, Aero Oil Company ("Aero"), to Adams Utility Services Company. The sale price is $7.0 million, plus inventory and receivables, and the sale price, at appraised value, of Aero's operational headquarters facility. The sale will be recorded in the fourth quarter of the current fiscal year and is anticipated to result in a pre-tax gain of approximately $4.5 million, subject to determination of the appraised value of the headquarters and other post-closing adjustments. The sale will not have a significant effect on earnings from continuing operations in the future. The net assets and results of operations of the heating oil business have been reclassified as discontinued in the accompanying financial statements for all periods presented.

Summary operating results of the discontinued heating oil operations is as follows (in thousands):

                                       Three months ended October 31,     Nine months ended October 31,
                                          1998           1997                 1998              1997
                                          ----           ----                 ----              ----
Net sales of petroleum products         $ 5,079         $5,441              $16,119           $19,085
Revenues from rental properties
 and other income                            53             40                  151                89
Costs and expenses                       (5,368)        (5,781)             (16,375)          (19,433)
                                        -------         ------              -------           -------
Loss before credit for income taxes        (236)          (300)                (105)             (259)
Credit for income taxes                     (99)          (122)                 (44)             (106)
                                         ------         ------              -------           -------
Net loss                                $  (137)        $ (178)             $   (61)          $  (153)
                                        =======         ======              =======           =======


A summary of the net assets of the discontinued heating oil operations as of October 31, 1998 and January 31, 1998 is as follows (in thousands)

                                          October 31,          January 31,
                                             1998                 1998

Real estate, net                            $2,782               $2,954
Accounts receivable                          1,529                1,928
Prepaid expenses and other assets            1,502                1,826
Accounts payable and accrued expenses       (2,722)              (2,882)
                                            ------               ------
Net assets                                  $3,091               $3,826
                                            ======               ======

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

         The consolidated statement of operations of the Company for the nine months ended October 31, 1997 includes the financial results of the Marketing business under the caption "Equity in earnings of Getty Petroleum Marketing Inc." for the period from February 1, 1997 to March 21, 1997, amounting to pre-tax income of $2.9 million ($1.7 million after-tax).

Results of Operations - Quarter ended October 31, 1998 compared with quarter ended October 31, 1997
 -----------------------------------

         Revenues from rental properties for the quarters ended October 31, 1998 and 1997 principally represent rental income received from Marketing ($14.1 million and $14.2 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $.7 million for the three months ended October 31, 1998 as compared with $.6 million for the quarter ended October 31, 1997. The increase in other income of $.1 million was principally due to higher gains on dispositions of real estate, partially offset by lower investment income, and management fees for administrative and other services received from Power Test Investors Limited Partnership ("PTI") during the quarter ended October 31, 1997, which was eliminated as a result of the merger of PTI into the Company on January 30, 1998.

         Rental property expenses were $3.2 million for the quarter ended October 31, 1998, a decrease of $.2 million as compared with the prior year quarter. The decrease was due to lower rent expense and real estate taxes.

         Environmental and maintenance expenses for the quarter ended October 31, 1998 were $5.8 million as compared with $.9 million for the quarter ended October 31, 1997. The current quarter included an environmental charge of $5.4 million, resulting from a change in estimated remediation costs associated with contamination discovered during work being performed to meet the December 22, 1998 federal underground storage tank deadline and revisions to estimates on previously identified sites where remediation is ongoing, as compared to a change in estimate of $.4 million during the prior year quarter. As of October 31, 1998, the Company had an accrual of $34.9 million representing management's best estimate for future environmental remediation costs and had recorded $11.0 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in the Company's financial statements as they become known.

         Selling, general and administrative expenses for the quarter ended October 31, 1998 amounted to $1.8 million, a decrease of $.2 million as compared with the quarter ended October 31, 1997. The decrease was primarily due to a $.9 million charge recorded in the prior year quarter relating to stock options, partially offset by higher insurance costs and professional fees during the current period.

         Depreciation and amortization was $2.3 million for the quarter ended October 31, 1998, which was comparable to the quarter ended October 31, 1997.

         Interest expense for the three months ended October 31, 1998 amounted to $.7 million as compared with $1.2 million for the quarter ended October 31, 1997. The decrease in interest expense of $.5 million was principally due to the elimination of capitalized lease obligations as a result of the merger of PTI into the Company on January 30, 1998.

Results of Operations - Nine months ended October 31, 1998 compared with nine months ended October 31, 1997
 ---------------------------------------

         Revenues from rental properties for the nine months ended October 31, 1998 and 1997 principally represent rental income received from Marketing ($42.4 million and $42.8 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $2.1 million for the nine months ended October 31, 1998 as compared with $2.5 million for the nine months ended October 31, 1997. The decrease in other income was principally due to management fees for administrative and other services received from PTI during the nine months ended October 31, 1997, which was eliminated as a result of the merger of PTI into the Company on January 30, 1998 and lower investment income, partially offset by higher gains on dispositions of real estate during the current period.

         Rental property expenses were $9.7 million for the nine months ended October 31, 1998 as compared with $10.3 million for the nine months ended October 31, 1997. The decrease was due to lower rent expense and real estate taxes.

         Environmental and maintenance expenses for the nine months ended October 31, 1998 were $12.3 million as compared with $4.5 million for the nine months ended October 31, 1997. The increase in environmental and maintenance expenses were principally due to a revision of the Company's estimate of future remediation costs.

         Selling, general and administrative expenses for the nine months ended October 31, 1998 amounted to $4.7 million, a decrease of $3.6 million as compared with the nine months ended October 31, 1997. The decrease was primarily due to a $4.6 million charge recorded in the prior year nine month period relating to stock options, partially offset by insurance costs and employee related costs during the current period.

         Depreciation and amortization was $6.8 million for the nine months ended October 31, 1998, which was comparable to the nine months ended October 31, 1997.

         Interest expense for the nine months ended October 31, 1998 amounted to $2.1 million as compared with $3.9 million for the nine months ended October 31, 1997. The decrease in interest expense of $1.8 million was principally due to the elimination of capitalized lease obligations as a result of the merger of PTI into the Company on January 30, 1998.

         During the nine months ended October 31, 1997, the Company recorded a charge of $2.2 million related to change of control agreements in connection with the spin-off.

Liquidity and Capital Resources
-------------------------------

         The Company's principal sources of liquidity are cash flows from operations and its short-term uncommitted lines of credit. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and credit lines. As of October 31, 1998, such lines of credit amounted to $25 million, of which $3.0 million was utilized for borrowings and $5.9 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, LIBOR plus 1.0% or 1.1%. Such lines of credit are subject to termination at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund certain property acquisitions, which capital sources it believes are available.

         During the nine months ended October 31, 1998, the Company declared quarterly cash common stock dividends of $.10 per share for each of the quarters and quarterly preferred stock dividends of $.44375 per share for each of the quarters. Such dividends aggregated $7.9 million for the nine months ended October 31, 1998.

         The Company's capital expenditures for the nine months ended October 31, 1998 amounted to $14.1 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. In addition, the Company expended $.8 million in connection with property acquisitions. In connection with the spin-off of the petroleum marketing business, the Company agreed to be responsible for expenditures with respect to tank upgrades required to meet the December 22, 1998 federal environmental standards and certain environmental liabilities and obligations. As of October 31, 1998, the Company estimates that in connection therewith, it will expend $6.7 million in capital expenditures and $23.9 million, net of estimated state tank fund recoveries, for environmental liabilities and obligations, the latter of which has been accrued for.

Sale of Heating Oil Business
----------------------------

         On December 8, 1998, the Company sold its heating oil business, Aero Oil Company ("Aero"), to Adams Utility Services Company. The sale price is $7.0 million, plus inventory and receivables, and the sale price, at appraised value, of Aero's operational headquarters facility. The sale will be recorded in the fourth quarter of the current fiscal year and is anticipated to result in a pre-tax gain of approximately $4.5 million, subject to determination of the appraised value of the headquarters and other post-closing adjustments. The sale will not have a significant effect on earnings from continuing operations in the future.
                                       -9-

Year 2000
---------

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         Marketing provides the Company with data processing services pursuant to the Company's Services Agreement with Marketing. In connection therewith, a Year 2000 program has been implemented for internal systems and equipment relating to information technology systems and non-information technology systems which has four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. The identification and assessment phases for all significant internal business systems and equipment are complete. Of the information technolgy systems that require modification, approximately 80% have been remediated as of October 31, 1998. The remediation phase is expected to be completed in March 1999. Most of the remediation phase consists of modifying existing systems and programs. Testing of systems and programs following remediation is expected to be completed by June 30, 1999.

         The Company is also reviewing the Year 2000 readiness of third parties who provide services which are essential to the Company's operations. The Company has initiated formal communications with material third parties in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable.

         The Company is developing a contingency plan to address issues specific to the Year 2000 problem. The Plan is expected to include performing certain processes manually, obtaining replacement systems as well as other appropriate measures.

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The Company does not expect the cost of these Year 2000 efforts to be material since most of the work is being performed by Marketing personnel under the Company's Services Agreement with Marketing.

         The Year 2000 issue presents a number of risks and uncertainties that could affect the Company or Marketing, which include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the ability of third parties to remediate their respective systems. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Special Factors Regarding Forward-Looking Statements
----------------------------------------------------

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believes", "expects", "plans", "estimates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: competition; the effects of regulation; the Company's expectations as to when it will complete environmental remediation; the remediation and testing phases of the Year 2000 program as well as its Year 2000 contingency plan; and the Company's belief that internal systems and equipment will be Year 2000 compliant in a timely manner.

                           PART II. OTHER INFORMATION

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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  December 14, 1998             BY:  /s/ John J. Fitteron
                                           ------------------------------------
                                                (Signature)
                                           JOHN J. FITTERON
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


Dated:  December 14, 1998             BY:  /s/ Leo Liebowitz
                                           -----------------------------------
                                                (Signature)
                                           LEO LIEBOWITZ
                                            President (Chief Executive
                                            Officer)