Form 10-K405
period 1999-01-31
GETTY REALTY CORP /MD/
filed 1999-05-03
CIK 1052752

            =========================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the fiscal year ended JANUARY 31, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                        Commission file number 001-13777
                                               ---------

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                                11-3412575
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                              identification no.)

125 Jericho Turnpike, Jericho, New York                                  11753
---------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  516-338-2600
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
----------------------------                            ------------------------
Common Stock, $.01 par value                            New York Stock Exchange
Series A Participating Convertible
 Redeemable Preferred Stock, $.01 par value             New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (7,783,187 shares of common stock and 1,743,150 shares of preferred stock) of the Company was $135,122,192 as of April 22, 1999.

The registrant had outstanding 13,566,233 shares of common stock and 2,888,798 shares of preferred stock as of April 22, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                             Part of Form 10-K
     --------                                             -----------------

Annual Report to Stockholders for the fiscal year
 ended January 31, 1999 (the "Annual Report")
 (pages 6 through 24).                                            II

Definitive Proxy Statement for the 1999 Annual
 Meeting of Stockholders (the "Proxy Statement")
 which will be filed by the registrant on or prior
 to 120 days following the end of the registrant's
 fiscal year ended January 31, 1999 pursuant to
 Regulation 14A.                                                 III


            =========================================================

                                     PART I
Item 1.  Business

General

Prior to the spin-off of its petroleum marketing business on March 21, 1997 (as described below), Getty Realty Corp., known prior to March 31, 1997 as Getty Petroleum Corp. (hereinafter, together with its subsidiaries, called "Getty" or the "Company"), was one of the nation's largest independent marketers of petroleum products. Prior to the spin-off, the Company served retail and wholesale customers through a distribution and marketing network of Getty(R) and other branded retail outlets (also referred to as service stations) located in 12 Northeastern and Middle-Atlantic states.

On March 21, 1997, the Company effected a spin-off of its petroleum marketing business to its stockholders (the "spin-off"), and stockholders of record on that date received a tax-free dividend of one share of common stock of Getty Petroleum Marketing Inc. ("Marketing") for each share of common stock of the Company. The Company transferred to Marketing the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley home heating oil business. In December 1998, the Company sold its heating oil business, Aero Oil Company. The Company retained its real estate assets and leased most of its properties on a long-term net basis to Marketing. The Company is now engaged in the ownership, leasing and management of real estate. For additional information regarding the spin-off and the sold heating oil business, see Notes 2 and 3 to the consolidated financial statements contained in the accompanying Annual Report.

The Company and its predecessors had been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, President and Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a former director and Executive Vice President of the Company, founded the business in 1955 with one service station and pursued a strategy of expanding the business principally through acquisitions. By 1985, the Company had expanded into five states under various brand names, principally Power Test(R). On February 1, 1985, the Company acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Middle-Atlantic states from a subsidiary of Texaco Inc. This acquisition added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six additional states. From 1985 until the time of the spin-off, the Company's operations expanded to a marketing region encompassing 12 Northeastern and Middle-Atlantic states through additional acquisitions of numerous small regional distributors, service stations and convenience food stores.

Reorganization

On January 30, 1998, the Company was reorganized as a Maryland corporation pursuant to an Agreement and Plan of Reorganization and Merger dated as of December 16, 1997. Also on January 30, 1998, Getty Realty Corp., a Delaware corporation, changed its name to Getty

Properties Corp. and became a wholly-owned subsidiary of the Company. When we refer to the Company, we mean Getty Realty Corp., a Maryland corporation, and for periods prior to January 30, 1998, we mean Getty Realty Corp., a Delaware corporation (also referred to as "Old Getty"). In connection with the transaction, stockholders of Old Getty received one share of common stock of the Company for each share of Old Getty's common stock tendered for exchange. The Company's common stock is listed on the New York Stock Exchange under the ticket symbol "GTY".

Merger with Power Test Investors Limited Partnership and Issuance of Preferred Stock

Also on January 30, 1998, the Company acquired Power Test Investors Limited Partnership (the "Partnership"), as a result of which the Company acquired fee title to 295 properties which Old Getty had previously leased from the Partnership. See "Item 2. Properties" below. In connection with the transaction, 2,888,798 shares of Series A Participating Convertible Redeemable Preferred Stock, $.01 par value, ("Preferred Stock") of the Company were issued to the former unitholders of the Partnership and to CLS General Partnership Corp., the Partnership's general partner. On February 11, 1998, the Preferred Stock commenced trading on the New York Stock Exchange under the ticker symbol "GTY PrA".

Real Estate Business

The Company specializes in the ownership of properties in the petroleum industry since it has substantial knowledge and expertise in this industry. The Company's acquisition program includes acquiring properties outright, acquiring properties and leasing them back to the existing operators, building to suit for qualified operators and providing financial resources to qualified operators for expansion.

On February 1, 1997, the Company and Marketing entered into a Master Lease Agreement (the "Master Lease") under which, as of January 31, 1999, 1,013 service station and convenience store properties and 10 distribution terminals and bulk plants were leased or subleased by the Company as the lessor to Marketing as the lessee. The initial term of the Master Lease is 15 years, with four ten-year renewal options (or with respect to leased properties, such shorter period as the underlying lease may provide). The Master Lease is a "triple-net" lease, so Marketing is responsible for the cost of all taxes, maintenance, repairs, insurance and other operating expenses. Rent for each of the properties was set using the then fair market value of each property, assuming the properties were free of certain environmental conditions for which the Company is responsible.

The Company received lease payments from Marketing aggregating approximately $56.4 million (of the $58.9 million total revenues from rental properties) for the fiscal year ended January 31, 1999, and is therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive; however, the Company does not anticipate that Marketing will have difficulty making all required rental payments for the foreseeable future.

As of January 31, 1999, the Company had additional properties not included under the Master Lease, most of which are leased for non-petroleum use, for which there are 69 tenants. The Company also had 29 properties being held for disposition.

Regulation

The Company is subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had and are not expected to have a material adverse effect on the financial position of the Company, although such costs may have a significant impact on the Company's results of operations or liquidity for any single fiscal year or interim period.

The operation of petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively, "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the Master Lease, the Company committed to a program to bring scheduled leased properties to regulatory closure and, thereafter, transfer all environmental risks from the Company to Marketing. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, the Company commissioned a detailed property-by-property environmental study of all retail outlets in fiscal 1997, with the objective of achieving closure in approximately five years. As a result, the Company revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in that quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by the Company through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities."

The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position. See "Item 3. Legal Proceedings."

Personnel

As of January 31, 1999, the Company had 11 employees. Under a Services Agreement, Marketing provides certain administrative and technical services to the Company and the Company provides certain limited services to Marketing. The net fees paid by the Company to Marketing for services performed (after deducting the fees paid by Marketing to the Company for services provided by the Company) were $960,000 for each of the years ended January 31, 1999 and 1998 and are included in selling, general and administrative expenses in the consolidated statements of operations.

Special Factors Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; the Company's expectations as to the cost of completing environmental remediation; the remediation and testing phases of the Year 2000 program as well as its Year 2000 contingency plan; and the Company's belief that the internal systems and equipment will be Year 2000 compliant in a timely manner. For a more detailed discussion of risk factors, see the information set forth under the caption "Risk Factors" in the Company's Proxy Statement/Prospectus dated January 13, 1998.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely effect its business, financial condition, operating results and stock price. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers should not place undue reliance on forward-looking statements, which reflect the

Company's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

Item 2.  Properties

The properties owned in fee or leased by the Company for each of the five fiscal years ended January 31, 1999 are as follows:

                                 January 31,
             ------------------------------------------------------
              1999        1998        1997        1996         1995
              ----        ----       -----       -----        -----

Owned          740         736         441         439          444

Leased         379         404         732         734          752
             -----         ---       -----       -----        -----

Total        1,119       1,140       1,173       1,173        1,196
             =====       =====       =====       =====        =====


The following table sets forth certain information regarding lease expirations for the properties:

Fiscal Year         Number of Leases Expiring (a)       Percent of Total
-----------         -----------------------------       ----------------

2000                            30                             7.9%
2001                            56                            14.8
2002                            60                            15.8
2003                            49                            12.9
2004                            45                            11.9
Thereafter                     139                            36.7
                               ---                           ------

                               379                           100.0%
                               ===                           ======

(a) The lease expiration schedule does not include lease extension options.

On January 30, 1998, the Company acquired the Partnership, a publicly traded real estate limited partnership, in a transaction accounted for as a purchase. As a result of the transaction, the Company acquired 295 fee properties, consisting of 290 service station and convenience store properties and five terminals, which were previously leased by the Company from the Partnership.

As of January 31, 1999, the Company owned in fee 7 distribution terminals and leased 3 bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island, Pennsylvania and Connecticut. The terminals and bulk plants owned or leased by the Company have an aggregate storage capacity of approximately 57 million gallons. The terminals located in

East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. The ten distribution terminals and bulk plants are leased or sub-leased to Marketing.

As of January 31, 1999, the Company leases approximately 32,000 square feet of office space at 125 Jericho Turnpike, Jericho, New York, where it currently maintains its corporate headquarters, most of which has been subleased to Marketing.

The Company believes that substantially all of its owned and leased properties are in good condition.

For a description of the Company's lease arrangements with Marketing after the spin-off, see discussion above under the caption "Real Estate Business."

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Notes 5 and 12 of the Notes to Consolidated Financial Statements set forth on pages 17 and 18, and page 23, respectively, of the Annual Report.

In 1986, the State of New York brought an action against the Company which was filed in New York State Supreme Court in Albany County for an alleged underground discharge of petroleum products at a service station. The State is seeking reimbursement in the amount of $179,000 for cleanup costs, plus interest and a penalty of $10,000 for the alleged discharge. On March 23, 1998, the insurance carrier, who had been defending the Company under a reservation of rights, advised the Company that it will continue to defend the Company but will not indemnify it. The Company has asserted a claim against the carrier for its refusal to indemnify the Company.

In 1986, the State of New York brought an action against the Company which was filed in New York State Supreme Court in Albany County for an alleged underground discharge of petroleum products at a service station. The State is seeking reimbursement in the amount of $57,000 for cleanup costs, plus interest and a penalty of $500,000 for the alleged discharge. On March 23, 1998, the insurance carrier, who had been defending the Company under a reservation of rights, advised the Company that it will continue to defend the Company but will not indemnify it. The Company has asserted a claim against the carrier for its refusal to indemnify the Company.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against one of the Company's former subsidiaries seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

In 1992, the State of New York asserted a claim for reimbursement of cleanup costs against the Company and another petroleum company, in the amount of $121,000, together with statutory penalties of $100,000, pertaining to an alleged spill at a service station in 1984. In 1996, the State of New York brought an action in the New York State Supreme Court in Albany County against the Company and the other petroleum company seeking cleanup costs of $209,000, together with interest and penalties of $200,000. This lawsuit was settled in April 1999 by the payment by the Company of $292,500.

In 1993, the State of New York asserted a claim against the Company for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York State Supreme Court in Albany County to recover $522,000 for cleanup costs and unspecified penalties and interest.

In 1994, a subsidiary of the Company was served with an Amended Complaint naming the Company's subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania, pertaining to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the site. In 1995, another subsidiary of the Company was brought into the same action pertaining to convenience store refuse. In August 1997, the Company and its subsidiaries paid into escrow $40,000 in full settlement. The settlement, which has been approved by the U.S. EPA, has not yet been approved by the Court.

In 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages incurred for the remediation of the Pennsauken Sanitary Landfill. In November 1996, one of the defendants filed a third party complaint in the Superior Court of New Jersey, Camden County, against its former customers, including a former construction company subsidiary of the Company, seeking indemnification from the third party defendants for all costs it incurred or will incur in response to the release of hazardous substances in the landfill plus attorneys' fees. The Company believes that the exposure is not material because the quantities of construction fill deposited at the waste site were small.

In 1996, the State of New York asserted three separate claims against the Company for reimbursement of cleanup costs incurred at service stations in the amount of (i) $291,000, plus statutory penalties of $150,000, (ii) $112,000, plus interest and (iii) $463,000, plus interest.

In April 1998, the State of New York asserted a claim against a former subsidiary of the Company for reimbursement in the amount of $185,000 for cleanup costs that were incurred at a heating oil customer's home in 1991. On August 12, 1998, an action was filed in the New York Supreme Court to recover $185,000 for cleanup costs plus interest and penalties.

In June 1998, the Company was sued as a third-party defendant in the Superfund case of U.S. v. Champion Chemical Co. and Imperial Oil Co., pending in the U.S. District Court for New Jersey. The Company's defense is being conducted by Texaco Inc., which has agreed to fully indemnify the Company. In August 1998, the Company was sued as a third-party defendant in the Superfund case of U.S. v. Manzo, pending in the U. S. District Court for New Jersey. The Company's defense is being conducted by Texaco Inc., which has agreed to fully indemnify the Company. These two matters involve a period of time prior to 1985 when the properties were purchased from Texaco Inc. pursuant to an agreement which provides that Texaco will indemnify the Company for environmental matters of this kind.

In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against the Company for civil penalties for alleged groundwater contamination and gasoline migration into a residence basement in April 1997. The action was filed in response to a citizen's lawsuit filed against the Company in the U.S. District Court for the Southern District of New York.

In March 1999, the State of New York filed two lawsuits against the Company in the amounts of $114,000 and $497,000, respectively, in the New York Supreme Court , Albany County, seeking reimbursement for cleanup costs incurred at two service stations, plus interest and penalties.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1999.

Executive Officers of Registrant

The following table lists the executive officers of the Company as of January 31, 1999, their respective ages, the offices and positions held with the Company and the year in which each was elected an officer of the Company or its predecessor.

       Name            Age              Position                   Officer Since

Leo Liebowitz          71      President and Chief Executive
                                Officer                                 1971
John J. Fitteron       57      Senior Vice President, Treasurer
                                and Chief Financial Officer             1986

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



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from material under the heading "Capital Stock" on page 24 of the Annual Report.

Item 6.  Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 6 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Annual Report.

Item 7A.  Market Risk

Information in response to this item is incorporated herein by reference from
Note 5 of the Notes to Consolidated Financial Statements set forth on page 17 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 11 through 24 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 and 5, and page 14, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 5 through 9 of the Proxy Statement.

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

                  3.       Exhibits

                           The exhibits listed in the Exhibit Index on pages 16 through 23 are filed as part of this annual report.

                  4.       Reports on Form 8-K

                           None.

                               GETTY REALTY CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 & 2

                                                                Reference
                                                       -------------------------
                                                       Form 10-K   1999 Annual
                                                         (pages)  Report (pages)
                                                       -------------------------
Data incorporated by reference from attached
 1999 Annual Report to Stockholders of Getty
 Realty Corp.:
  Report of Independent Accountants                                    24

  Consolidated Statements of Operations for the
    years ended January 31, 1999, 1998 and 1997                        11

  Consolidated Balance Sheets as of January 31,
   1999 and 1998                                                       12

  Consolidated Statements of Cash Flows for the
   years ended January 31, 1999, 1998 and 1997                         13

  Notes to Consolidated Financial Statements                           14 - 23

Report of Independent Accountants - Supplemental
 Schedule                                                  14

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 1999,
 1998 and 1997                                             15

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1999 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1999 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Realty Corp.:


Our report on our audits of the consolidated financial statements of Getty Realty Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 24 of the 1999 Annual report to Stockholders of Getty Realty Corp. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 13 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP
New York, New York
March 11, 1999

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
               for the years ended January 31, 1999, 1998 and 1997
                                 (in thousands)


                         Balance at                                  Balance at
                          beginning                                    end of
                          of period     Additions      Deductions      period
                          ---------     ---------      ----------      ------
1999:
 Allowance for
  doubtful accounts*         $  171          $113       $  172          $  112
                             ======          ====       ======          ======

1998:
 Allowance for
  doubtful accounts*         $1,369          $ 68       $1,266(a)       $  171
                             ======          ====       ======          ======

1997:
 Allowance for
  doubtful accounts*         $1,409          $485       $  525          $1,369
                             ======          ====       ======          ======





*Relates to accounts receivable.

(a) Includes $1,185 transferred to Marketing in connection with the spin-off.

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 1999


Exhibit
  No.         Description
  ---         -----------

1.1     Agreement  and  Plan  of        Filed as Exhibit  2.1 to  Company's
        Reorganization and  Merger,     Registration Statement on Form S-4,
        dated as of December  16,       filed on January 12, 1998 (File No.
        1997  (the  "Merger             333-44065),  included as Appendix A to
        Agreement")  by and among       the Joint  Proxy  Statement/Prospectus
        Getty Realty Corp.,  Power      that is a part   thereof,   and
        Test Investors  Limited         incorporated   herein  by reference.
        Partnership  and CLS
        General Partnership Corp.

3.1     Articles  of Incorporation of   Filed as Exhibit  3.1 to  Company's
        Getty Realty Holding Corp.      Registration Statement on Form S-4,
        ("Holdings"),  now known as     filed on January 12, 1998 (File No.
        Getty  Realty Corp., filed      333-44065),  included as Appendix D to
        December 23, 1997.              the Joint  Proxy  Statement/Prospectus
                                        that is a part   thereof,   and
                                        incorporated   herein  by reference.

3.2     Articles Supplementary to       Filed as Exhibit 3.2 to Company's
        Articles of Incorporation of    Annual  Report on Form 10-K for the
        Holdings, filed January         fiscal  year  ended  January 31, 1998
        21, 1998.                       (File No.  001-13777)  and  incorporated
                                        herein by reference.

3.3     By-Laws of Holdings.            Filed as Exhibit  3.2 to  Company's
                                        Registration Statement on Form S-4,
                                        filed on January 12, 1998 (File No.
                                        333-44065),  included as Appendix F to
                                        the Joint  Proxy  Statement/Prospectus
                                        that is a part   thereof,   and
                                        incorporated   herein  by reference.

3.4     Articles of  Amendment of       Filed as Exhibit 3.4 to Company's
        Holdings, changing its name     Annual  Report on Form 10-K for the
        to Getty  Realty Corp.,         fiscal  year  ended  January 31, 1998
        filed January 30, 1998.         (File No.  001-13777)  and  incorporated
                                        herein by reference.

4.1     $35,000,000 reducing            Filed as Exhibit 4.7 to the  Quarterly
        revolving Loan Agreement        Report on Form 10-Q for the quarter
        between Leemilt's Petroleum,    ended October 31, 1987 (File No. 1-8059)
        Inc. and Bank of New            of Getty Petroleum  Corp.,  and
        England, N.A. dated as of       incorporated herein by reference.
        December 7, 1987, and
        related Guaranty Agreement,
        dated as of December 7,
        1987, by and between Getty
        Petroleum Corp. (now known
        as Getty Properties Corp.)
        and Bank of New England,
        N.A.

4.2     Amended and Restated Loan       Filed as  Exhibit  4.8 to the  Annual
        Agreement between Leemilt's     Report  on Form 10-K for the fiscal
        Petroleum, Inc. and Fleet       year ended  January 31, 1996 (File No.
        Bank of Massachusetts, N.A.,    1-8059) of Getty  Petroleum  Corp. and
        as successor to Bank of New     incorporated herein by  reference.
        England, N.A., dated as of
        October 31, 1995 (the
        "Leemilt's Loan").

4.3     First Amendment to Amended      Filed as Exhibit 4.3 to Company's Annual
        and Restated Loan Agreement     Report on Form 10-K for the fiscal year
        between Leemilt's Petroleum,    ended January 31, 1998 (File No.
        Inc. and Fleet National Bank    001-13777) and incorporated herein by
        (formerly known as Fleet        reference.
        Bank of Massachusetts, N.A.)
        dated as of April 18, 1997.

4.4     Second Amendment to Amended     Filed as Exhibit 4.4 to Company's Annual
        and Restated Loan Agreement     Report on Form 10-K for the fiscal year
        between Leemilt's Petroleum,    ended January 31, 1998 (File No.
        Inc. and Fleet National Bank    001-13777) and incorporated herein by
        dated as of January 30,         reference.
        1998.

4.5     Amended and Restated Loan       Filed as Exhibit 10.27 to Power Test
        Agreement between Power Test    Investors Limited Partnership's ("PT
        Realty Company Limited          Investors") Annual Report on Form 10-K
        Partnership ("PT Realty")       for the fiscal year ended December 31,
        and

        Fleet Bank of Massachusetts,    1995 (File No. 0-14557) and incorporated
        N.A. dated as of October 31,    herein by reference.
        1995 (the "PT Realty Loan").

4.6     First Amendment to Amended      Filed as Exhibit 4.6 to Company's Annual
        and Restated Loan Agreement     Report on Form 10-K for the fiscal year
        between PT Realty and Fleet     ended January 31, 1998 (File No.
        National Bank dated as of       001-13777) and incorporated herein by
        April 18, 1997.                 reference.

4.7     Second Amendment to Amended     Filed as Exhibit 4.7 to Company's Annual
        and Restated Loan Agreement     Report on Form 10-K for the fiscal year
        between PT Realty and Fleet     ended January 31, 1998 (File No.
        National Bank dated as of       001-13777) and incorporated herein by
        January 30, 1998.               reference.

10.1    Retirement and Profit           Filed as Exhibit 10.2(b) to Company's
        Sharing Plan (amended and       Annual Report on Form 10-K for the
        restated as of September 19,    fiscal year ended January 31, 1997 (File
        1996), adopted by the           No. 1-8059) and incorporated herein by
        Company on December 16,         reference.
        1997.

10.2    1998 Stock Option Plan,         Filed as Exhibit 10.1 to Company's
        effective as of January 30,     Registration Statement on Form S-4,
        1998.                           filed on January 12, 1998 (File No.
                                        333-44065), included as Appendix H to
                                        the Joint Proxy Statement/Prospectus
                                        that is a part thereof, and incorporated herein by reference.

10.3    Asset Purchase Agreement        Filed as Exhibit 2(a) to the Current
        among Power Test Corp. (now     Report on Form 8-K of Power Test Corp.,
        known as Getty Properties       filed February 19, 1985 (File No.
        Corp.), Texaco Inc., Getty      1-8059) and incorporated herein by
        Oil Company and Getty           reference.
        Refining and Marketing
        Company, dated as of
        December 21, 1984.

10.4     Trademark License Agreement among Power           Filed as Exhibit 2(b) to the Current Report on
         Test Corp., Texaco Inc., Getty Oil                Form 8-K of Power Test Corp., filed February 19,
         Company and Getty Refining and                    1985 (File No. 1-8059) and incorporated herein
         Marketing Company, dated as of February           by reference.
         1, 1985.

10.5     Three Party Lease Agreement among Getty           Filed as Exhibit 10.5 to Company's Annual Report
         Realty Corp. (now known as Getty                  on Form 10-K for the fiscal year ended January
         Properties Corp.), Leemilt's Petroleum,           31, 1998 (File No. 001-13777) and incorporated
         Inc. and Fleet National Bank dated as             herein by reference.
         of April 18, 1997, amending and restating
         the Lease dated February 1, 1985 between
         Leemilt's Petroleum, Inc., as lessor,
         and Getty Petroleum Corp. (now known as
         Getty Properties Corp.), as lessee.

10.6     Amendment to Three Party Lease Agreement          Filed as Exhibit 10.6 to Company's Annual Report
         among Getty Properties  Corp., Leemilt's          on Form 10-K for the fiscal year ended January
         Petroleum, Inc. and Fleet National Bank           31, 1998 (File No. 001-13777) and incorporated
         dated as of January  30, 1998.                    herein by reference.
         1998.

10.7     Amended and Restated Hazardous Waste              Filed as Exhibit 10.17 to the Annual Report on
         and PMPA Indemnification Agreement,               Form 10-K for the fiscal year ended January 31,
         dated as of October 31, 1995, among               1996 (File No. 1-8059) of Getty Petroleum Corp.
         Getty Petroleum Corp. (now known as               and incorporated herein by reference.
         Getty Properties Corp.), Power Test
         Realty Company Limited Partnership and
         Fleet Bank of Massachusetts, N.A.

10.8     Affirmation and Acknowledgement of                Filed as Exhibit 10.8 to Company's Annual Report
         Amended and Restated Hazardous Waste and          on Form 10-K for the fiscal year ended January
         PMPA Indemnification Agreement, between           31, 1998 (File No. 001-13777) and incorporated
         Getty Realty Corp. and Fleet National             herein by reference.
         Bank dated as of April 18, 1997.

10.9     Second Affirmation and Acknowledgement            Filed as Exhibit 10.9 to Company's Annual Report
         of Amended and Restated Hazardous Waste           on Form 10-K for the fiscal year ended January
         and PMPA Indemnification Agreement                31, 1998 (File No. 001-13777) and incorporated
         between the Company and Fleet National            herein by reference.
         Bank, dated as of January 30, 1998.

10.10    Amended and Restated Guaranty Agreement,          Filed as Exhibit 10.10 to Company's Annual
         dated as of October 31, 1995 between              Report on Form  10-K for the fiscal year ended
         Getty Petroleum Corp. and Fleet Bank of           January 31, 1998 (File No. 001-13777) and
         Fleet Bank of Massachusetts, N.A.                 incorporated herein by reference.
         pertaining to the Leemilt's Loan.

10.11    Affirmation and Acknowledgment of Amended         Filed as Exhibit 10.11 to Company's Annual
         and Restated Guaranty Agreement between           Report on Form 10-K for the fiscal year ended
         Getty Realty Corp. and Fleet National Bank,       January 31, 1998 (File No. 001-13777) and
         dated as of April 18, 1997, pertaining            incorporated herein by reference.
         to the Leemilt's Loan.

10.12    Guaranty Agreement between the Company            Filed as Exhibit 10.12  to Company's Annual
         and Fleet National Bank, dated as of              Report on Form 10-K for the fiscal year ended
         January 30, 1998, pertaining to the               January 31, 1998 (File No. 001-13777) and
         Leemilt's Loan.                                   incorporated herein by reference.

10.13    Guaranty Agreement between the Company            Filed as Exhibit 10.13 to Company's Annual
         and Fleet National Bank, dated as of              Report on Form 10-K for the fiscal year ended
         January 30, 1998, pertaining to the PT            January 31, 1998 (File No. 001-13777) and
         Realty Loan.                                      incorporated herein by reference.

10.14    Guaranty Agreement between Getty                  Filed as Exhibit 10.14 to Company's Annual
         Properties Corp. and Fleet National               Report on Form 10-K for the fiscal year ended
         Bank dated as of January 30, 1998,                January 31, 1998 (File No. 001-13777) and
         pertaining to the PT Realty Loan.                 incorporated herein by reference.

10.15    Form of Indemnification Agreement                 Filed as Exhibit 10.15 to Company's Annual
         between the Company and its directors.            Report on Form 10-K for the fiscal year ended
                                                           January 31, 1998 (File No. 001-13777) and
                                                           incorporated herein by reference.

10.16    Supplemental Retirement Plan for                  Filed as Exhibit 10.22 to the Annual
         Executives of the Company (then known as          Report on Form 10-K for the fiscal year
         Getty Petroleum Corp.) and Participating          ended January 31, 1990 (File No. 1-8059)
         Subsidiaries (adopted by the Company on           of Getty Petroleum Corp. and
         December 16, 1997).                               incorporated herein by reference.

10.17    Form of Agreement dated December 9, 1994          Filed as Exhibit 10.23 to the Annual
         between Getty Petroleum Corp. and its             Report on Form 10-K for the fiscal year
         non-director officers and certain key             ended January 31, 1995 (File No. 1-8059)
         employees regarding compensation upon             of Getty Petroleum Corp. and
         change in control.                                incorporated herein by reference.

10.18    Form of Agreement dated as of March 7,            Filed as Exhibit 10.27 to the Annual
         1996 amending Agreement dated as of               Report on Form 10-K for the fiscal year
         December 9, 1994 between Getty Petroleum          ended January 31, 1996 (File No. 1-8059)
         Corp. (now known as Getty Properties              of Getty Petroleum Corp. and
         Corp.) and its non-director officers and          incorporated herein by reference.
         certain key employees regarding
         compensation upon change in control (See
         Exhibit 10.17).

10.19    Form of letter from Getty Petroleum               Filed as Exhibit 10.19 to Company's
         Corp. dated April 8, 1997, confirming             Annual Report on Form 10-K for the
         that a change of control event had                fiscal year ended January 31, 1998 (File
         occurred pursuant to the change of                No. 001-13777) and incorporated herein
         control agreements. (See Exhibits 10.17           by reference.
         and 10.18).

10.20    Form of Agreement dated March 9, 1998,            Filed as Exhibit 10.20 to Company's
         from the Company to certain officers and          Annual Report on Form 10-K for the
         key employees, adopting the prior change          fiscal year ended January 31, 1998 (File
         of control agreements, as amended, and            No. 001-13777) and incorporated herein
         further amending those agreements. (See           by reference.
         Exhibits 10.17, 10.18 and 10.19).

10.21    Form of Master Lease Agreement dated February 1,           Filed as Exhibit 10.28 to the Annual Report on
         1997 between Getty Petroleum Corp. (now known as           Form 10-K for the fiscal year ended January 31,
         Getty Properties Corp.) and Getty Petroleum                1997 (File No. 1-8059) of Getty Petroleum Corp.
         Marketing Inc.                                             and incorporated herein by reference.

10.22    Form of Reorganization and Distribution Agreement          Filed as Exhibit 10.29 to the Annual Report on
         between Getty Petroleum Corp. (now known as Getty          Form 10-K for the fiscal year ended January 31,
         Properties Corp.) and Getty Petroleum Marketing            1997 (File No. 1-8059) of Getty Petroleum Corp.
         Inc. dated as of February 1, 1997.                         and incorporated herein by reference.

10.23    Form of Trademark License Agreement between Getty          Filed as Exhibit 10.30 to the Annual Report on
         Petroleum Corp. (now known as Getty Properties             Form 10-K for the fiscal year ended January 31,
         Corp.) and Getty Petroleum Marketing Inc.                  1997 (File No. 1-8059) of Getty Petroleum Corp.
                                                                    and incorporated herein by reference.

10.24    Form of Services Agreement dated as of February            Filed as Exhibit 10.31 to the Annual Report on
         1, 1997 between Getty Petroleum Corp. (now known           Form 10-K for the fiscal year ended January 31,
         as Getty Properties Corp.) and Getty Petroleum             1997 (File No. 1-8059) of Getty Petroleum Corp.
         Marketing Inc.                                             and incorporated herein by reference.

10.24A   Form of Services Agreement dated as of February            *
         1, 1999 between Getty Realty Corp. and Getty
         Petroleum Marketing Inc.


10.25    Form of Tax Sharing Agreement between Getty                Filed as Exhibit 10.32 to the Annual Report on
         Petroleum Corp. (now known as Getty Properties             Form 10-K for the fiscal year ended January 31,
         Corp.) and Getty Petroleum Marketing Inc.                  1997 (File No. 1-8059) of Getty Petroleum Corp.
                                                                    and incorporated herein by reference.

10.26    Form of Stock Option Reformation Agreement made            Filed as Exhibit 10.33 to the Annual Report on
         and entered into as of March 21, 1997 by and               Form 10-K for the fiscal year ended January 31,
         between Getty Petroleum Corp. (now known as Getty          1997 (File No. 1-8059) of Getty Petroleum Corp.
                                                                    and incorporated herein by reference.

           Properties  Corp.) and Getty
           Petroleum Marketing Inc.



13         Annual  Report to  Stockholders  for the        *
           fiscal year ended January 31, 1999.



22         Subsidiaries of the Company.                    *


24         Consent of Independent                          *
            Accountants.

27         Financial Data Schedule.                        *



-----------------------
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Getty Realty Corp.
                               ------------------
                                  (Registrant)


                                          By  /s/ John J. Fitteron
                                              --------------------------------
                                              John J. Fitteron,
                                               Senior Vice President,
                                               Treasurer and Chief Financial
                                               Officer
                                               April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                       By /s/ John J. Fitteron
   -------------------------                 --------------------------------
   Leo Liebowitz, President,                 John J. Fitteron,
    Chief Executive Officer                   Senior Vice President,
    and Director                              Treasurer and Chief Financial
    April 30, 1999                            Officer (Principal Financial and
                                              and Accounting Officer)
                                              April 30, 1999



By /s/ Milton Cooper                      By  /s/ Philip E. Coviello
   -------------------------                 --------------------------------
   Milton Cooper,                            Philip E. Coviello,
    Director                                  Director
    April 30, 1999                            April 30, 1999



By /s/ Howard Safenowitz                   By /s/ Warren G. Wintrub
   -------------------------                 --------------------------------
   Howard Safenowitz,                        Warren G. Wintrub,
    Director                                  Director
    April 30, 1999                            April 30, 1999