Form 10-Q
period 1999-04-30
GETTY REALTY CORP /MD/
filed 1999-06-11
CIK 1052752

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 1999               Commission file number 001-13777
                  --------------                                      ---------


                               GETTY REALTY CORP.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                            11-3412575
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                           11753
---------------------------------------                           -----
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

Registrant had outstanding 13,566,233 shares of Common Stock, par value $.01 per share, and 2,888,798 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of April 30, 1999.



================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1999 and
  January 31, 1999                                                         1

 Consolidated Statements of Operations for the three months ended
  April 30, 1999 and 1998                                                  2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1999 and 1998                                                  3

 Notes to Consolidated Financial Statements                              4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    6 - 9

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 10

                      GETTY REALTY CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


-----------------------------------------------------------------------------------------
                                                                 April 30,    January 31,
Assets:                                                            1999          1999
-----------------------------------------------------------------------------------------
                                                                (unaudited)
Real Estate:
      Land                                                        $133,774      $131,976
      Buildings and improvements                                   179,403       175,817
                                                                  --------      --------
                                                                   313,177       307,793
       Less - accumulated depreciation and amortization             69,929        68,045
                                                                  --------      --------
Real estate, net                                                   243,248       239,748
Cash and equivalents                                                   354           657
Mortgages and accounts receivable, net                               7,032         6,975
Recoveries from state underground storage tank funds                10,148        10,369
Prepaid expenses and other assets                                    2,385         3,335
                                                                  --------      --------
          Total assets                                            $263,167      $261,084
                                                                  ========      ========

-----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------
Borrowings under credit lines                                     $  9,800      $  4,500
Mortgages payable                                                   34,134        35,242
Accounts payable and accrued expenses                               16,166        18,042
Environmental remediation costs                                     31,503        34,251
Deferred income taxes                                               31,582        30,210
Income taxes payable                                                 1,247           808
                                                                  --------      --------
         Total liabilities                                         124,432       123,053
                                                                  --------      --------
Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized
       20,000,000 shares for issuance in series of which
       3,000,000 shares are classified as Series A Participating
       Convertible Redeemable Preferred; 2,888,798 shares issued
       and outstanding at April 30, 1999 and January 31, 1999       72,220        72,220
     Common stock, par value $.01 per share; authorized
       50,000,000 shares; 13,566,233 shares issued and
       outstanding at April 30, 1999 and January 31, 1999              136           136
     Paid-in capital                                                67,021        67,021
     Accumulated deficit                                              (642)       (1,346)
                                                                  --------      --------
         Total stockholders' equity                                138,735       138,031
                                                                  --------      --------
         Total liabilities and stockholders' equity               $263,167      $261,084
                                                                  ========      ========


                            See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


------------------------------------------------------------------------------
                                                 Three months ended April 30,
                                                      1999      1998
------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                    $14,760   $14,795
  Other income                                           660       257
                                                     -----------------
                                                      15,420    15,052
                                                     -----------------
Rental property expenses                               3,068     3,266
Environmental expenses                                 2,209     1,640
General and administrative expenses                    1,255     1,448
Depreciation and amortization                          2,505     2,196
Interest expense                                         624       733
                                                     -----------------
                                                       9,661     9,283
                                                     -----------------
Earnings from continuing operations before
  provision for income taxes                           5,759     5,769

Provision for income taxes                             2,416     2,463
                                                     -----------------
Net earnings from continuing operations                3,343     3,306

Net earnings from discontinued operations                  -       223
                                                     -----------------
Net earnings                                           3,343     3,529

Preferred stock dividends                              1,282     1,282
                                                     -----------------
Net earnings applicable to common stockholders       $ 2,061   $ 2,247
                                                     =================

Basic earnings per common share:
     Continuing operations                           $   .15   $   .15
     Discontinued operations                               -       .02
                                                     -------   -------
     Net earnings                                    $   .15   $   .17
                                                     =======   =======
Diluted earnings per common share:
     Continuing operations                           $   .15   $   .15
     Discontinued operations                               -       .02
                                                     -------   -------
     Net earnings                                    $   .15   $   .17
                                                     =======   =======
Weighted average common shares outstanding:
     Basic                                            13,566    13,565
     Diluted                                          13,569    13,575

                            See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                 Three months ended
                                                                      April 30,
                                                                 -------------------
                                                                   1999       1998
                                                                  -------    -------
Cash flows from operating activities:
Net earnings                                                     $ 3,343    $ 3,529
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                  2,505      2,196
    Deferred income taxes                                          1,372        934
    Net earnings from discontinued operations                          -       (223)
    (Gain) loss on dispositions of real estate                      (480)        40
Changes in assets and liabilities, net of effect of
     acquisitions and dispositions:
    Mortgages and accounts receivable                                (57)       424
    Recoveries from state underground storage tank funds             221        947
    Prepaid expenses and other assets                                909        843
    Accounts payable and accrued expenses                         (1,876)    (2,081)
    Environmental remediation costs                               (2,748)    (3,013)
    Income taxes payable                                             439        201
                                                                 ------------------
          Net cash provided by continuing operating activities     3,628      3,797

          Net cash used in discontinued operations                     -        (73)
                                                                 ------------------
          Net cash provided by operating activities                3,628      3,724
                                                                 ------------------
Cash flows from investing activities:
    Capital expenditures                                          (2,853)    (3,403)
    Property acquisitions                                         (3,894)      (527)
    Proceeds from dispositions of real estate                      1,263        681
                                                                 ------------------
          Net cash used in investing activities                   (5,484)    (3,249)
                                                                 ------------------
Cash flows from financing activities:
    Borrowings under credit lines                                  5,300          -
    Repayment of mortgages payable                                (1,108)    (1,545)
    Cash dividends                                                (2,639)    (2,638)
    Issuance of common stock                                           -         30
                                                                 ------------------
          Net cash provided by (used in)
            financing activities                                   1,553     (4,153)
                                                                 ------------------
Net decrease in cash and equivalents                                (303)    (3,678)
Cash and equivalents at beginning of period                          657     10,032
                                                                 ------------------
Cash and equivalents at end of period                            $   354    $ 6,354
                                                                 ==================

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                 $   621    $   745
        Income taxes                                                 605        293


                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.   General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

     Certain reclassifications have been made in the financial statements for 1998 to conform to the presentation for 1999.

2. Discontinued operations:

     In December 1998, the Company sold its heating oil and propane business. Summary operating results of the discontinued heating oil operations for the quarter ended April 30, 1998 is as follows (in thousands):

          Revenues                                     $ 6,560
                                                       =======

          Earnings before income taxes                 $   390
          Provision for income taxes                       167
                                                       -------

          Net earnings                                 $   223
                                                       =======



3. Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amounts of 3,000 shares and 10,000 shares for the quarters ended April 30, 1999 and 1998, respectively. For the quarters ended April 30, 1999 and 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

4. Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1999 is as follows (in thousands, except per share amounts):


                          Preferred         Common        Paid-in      Accumulated
                            Stock            Stock        Capital        Deficit            Total
----------------------------------------------------------------------------------------------------
Balance,
 January 31, 1999           $72,220           $136        $67,021       ($1,346)           $138,031

Net earnings                                                              3,343               3,343

Cash dividends:
 Common - $.10
  per share                                                              (1,357)             (1,357)
 Preferred - $.44375
  per share                                                              (1,282)             (1,282)
----------------------------------------------------------------------------------------------------

Balance,
 April 30, 1999             $72,220           $136        $67,021         ($642)            $138,735
====================================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to the Company's stockholders on March 21, 1997.

Results of Operations

         The Company's financial results largely depend on rental income from Marketing and other lessees and sublessees. The Company's financial results are materially dependent upon the ability of Marketing to meet its obligations under master leases; however, the Company does not anticipate that Marketing will have difficulty in making all required rental payments in the foreseeable future.

         Revenues from rental properties for the quarters ended April 30, 1999 and 1998 principally represent rental income received from Marketing ($14.1 million and $14.2 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $.7 million for the three months ended April 30, 1999 as compared with $.3 million for the quarter ended April 30, 1998. The increase in other income of $.4 million was principally due to higher gains on dispositions of real estate, which included a $.2 million payment from Marketing for the early termination of two leases under the Master Lease, partially offset by lower investment income.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $3.1 million and $3.3 millon, respectively, for the quarters ended April 30, 1999 and 1998. The decrease was due to a reduction in the number of properties leased.

         Environmental expenses for the quarter ended April 30, 1999 were $2.2 million as compared with $1.6 million for the quarter ended April 30, 1998. The current quarter included a change in estimated remediation costs of $2.0 million as compared to $1.1 million during the prior year quarter. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates on previously identified sites where remediation is ongoing. As of April 30, 1999, the Company had an accrual of $31.5 million representing management's best estimate for future environmental remediation costs and had recorded $10.1 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in the Company's financial statements as they become known.

         General and administrative expenses for the quarter ended April 30, 1999 amounted to $1.3 million, a decrease of $.2 million as compared with the quarter ended April 30, 1998.

The decrease was primarily due to a reduction in employee related expenses. Included in general and administrative expenses for each of the respective periods are $.2 million of net fees paid by the Company to Marketing for certain administrative and technical services performed under a services agreement (after deducting the fees paid by Marketing to the Company for services provided by the Company).

         Depreciation and amortization was $2.5 million for the quarter ended April 30, 1999, an increase of $.3 million over the quarter ended April 30, 1998 as a result of capital expenditures and property acquisitions.

         Interest expense for the three months ended April 30, 1999 amounted to $.6 million as compared with $.7 million for the quarter ended April 30, 1998. The decrease in interest expense was principally due to a reduction in interest rates.

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash flows from operating activities and its short-term uncommitted lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operating activities, available cash and equivalents and credit lines. As of April 30, 1999, such lines of credit amounted to $25 million, of which $9.8 million was utilized for short-term borrowings and $5.9 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the prime rate or, at the Company's option, LIBOR plus 1.0% or 1.1%. Such lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund property acquisitions, which capital sources it believes are available.

         During the quarters ended April 30, 1999 and 1998, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.10 per share. Such dividends aggregated $2.6 million for each of the quarters ended April 30, 1999 and 1998.

         The Company's capital expenditures, excluding acquisitions, for the quarter ended April 30, 1999 amounted to $2.9 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. Expenditures with respect to tank replacements required to meet certain federal environmental standards and certain environmental liabilities and obligations have continued to be the responsibility of the Company after the spin-off. As of April 30, 1999, the Company estimates that in connection therewith, it will expend $2.3 million in capital expenditures and $21.4 million, net of estimated recoveries, for environmental remediation liabilities and obligations.

         During the quarter ended April 30, 1999, the Company acquired 17 retail service station and convenience store properties in the greater Buffalo, New York area. The properties are being leased to Marketing pursuant to a long-term triple net master lease.

Year 2000

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         Marketing provides the Company with data processing services pursuant to the administrative services agreement. In connection therewith, a Year 2000 program has been implemented for internal systems and equipment relating to information technology systems and non-information technology systems which has four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. The identification, assessment and remediation phases for all significant internal business systems and equipment are complete. Testing of systems and programs following remediation is expected to be completed by July 31, 1999.

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

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The Company does not expect the cost of these Year 2000 efforts to be material since most of the work is being performed by Marketing personnel under the administrative services agreement.

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

Special Factors Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; the Company's expectations as to the cost of completing environmental remediation; the testing phases of the Year 2000 program as well as its Year 2000 contingency plan; and the Company's belief that the internal systems and equipment will be Year 2000 compliant in a timely manner.

         As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely effect its business, financial condition, operating results and stock prices. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in the Company's other filings with the Securities and Exchange Commission.

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

                               GETTY REALTY CORP.
                                  (Registrant)


Dated:  June 11, 1999                     BY:  /s/ John J. Fitteron
                                               --------------------
                                                    (Signature)
                                                JOHN J. FITTERON
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


Dated:  June 11, 1999                     BY:  /s/ Leo Liebowitz
                                               -----------------
                                                    (Signature)
                                                LEO LIEBOWITZ
                                                President and Chief Executive
                                                Officer