Form 10-Q
period 1999-07-31
GETTY REALTY CORP /MD/
filed 1999-09-10
CIK 1052752

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended JULY 31, 1999                 Commission file number 001-13777
                  -------------                                        ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                              11-3412575
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                            11753
---------------------------------------                            -----
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

Registrant had outstanding 13,567,335 shares of Common Stock, par value $.01 per share, and 2,888,798 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of July 31, 1999.




================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1999 and
  January 31, 1999                                                        1

 Consolidated Statements of Operations for the three and six
  months ended July 31, 1999 and 1998                                     2

 Consolidated Statements of Cash Flows for the six months ended
  July 31, 1999 and 1998                                                  3

 Notes to Consolidated Financial Statements                             4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  6 - 10

Part II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                11

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


---------------------------------------------------------------------------------------------------------
                                                                        July 31,         January 31,
---------------------------------------------------------------------------------------------------------
Assets:                                                                   1999              1999
---------------------------------------------------------------------------------------------------------
                                                                      (unaudited)
Real Estate
     Land                                                              $ 134,447         $ 131,976
     Buildings and improvements                                          180,789           175,817
                                                                       ---------         ---------
                                                                         315,236           307,793
     Less - accumulated depreciation and amortization                     72,262            68,045
                                                                       ---------         ---------
Real estate, net                                                         242,974           239,748
Cash and equivalents                                                         554               657
Mortgages and accounts receivable, net                                     5,819             6,975
Recoveries from state underground storage tank funds                       9,921            10,369
Prepaid expenses and other assets                                          2,433             3,335
                                                                       ---------         ---------
     Total assets                                                      $ 261,701         $ 261,084
                                                                       =========         =========

---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
---------------------------------------------------------------------------------------------------------

Borrowings under credit lines                                          $  13,500         $   4,500
Mortgages payable                                                         31,780            35,242
Accounts payable and accrued expenses                                     13,633            18,042
Environmental remediation costs                                           29,202            34,251
Deferred income taxes                                                     33,767            30,210
Income taxes payable                                                          22               808
                                                                       ---------         ---------

     Total liabilities                                                   121,904           123,053
                                                                       ---------         ---------


Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized
      20,000,000 shares for issuance in series of which
      3,000,000 shares are classified as Series A Participating
      Convertible Redeemable Preferred; issued 2,888,798 at
      July 31, 1999 and January 31, 1999                                  72,220            72,220
     Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 13,567,335 at July 31, 1999
      and 13,566,233 at January 31, 1999                                     136               136
     Paid-in capital                                                      67,036            67,021
     Retained earnings (deficit)                                             405            (1,346)
                                                                       ---------         ---------

     Total stockholders' equity                                          139,797           138,031
                                                                       ---------         ---------

     Total liabilities and stockholders' equity                        $ 261,701         $ 261,084
                                                                       =========         =========


                             See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                      Three months ended July 31,      Six months ended July 31,
-----------------------------------------------------------------------------------------------------------------
                                                         1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------
Revenues:
 Revenues from rental properties                      $ 14,666        $ 14,733         $ 29,426        $ 29,528
 Other income                                            1,731           1,224            2,391           1,481
                                                      ------------------------         ------------------------
                                                        16,397          15,957           31,817          31,009
                                                      ------------------------         ------------------------
Rental property expenses                                 3,031           3,233            6,099           6,499
Environmental expenses                                   1,970           4,8l9            4,179           6,459
General and administrative expenses                      1,640           1,438            2,895           2,886
Depreciation and amortization                            2,737           2,261            5,242           4,457
Interest expense                                           669             701            1,293           1,434
                                                      ------------------------         ------------------------
                                                        10,047          12,452           19,708          21,735
                                                      ------------------------         ------------------------
Earnings from continuing operations before
provision for income taxes                               6,350           3,505           12,109           9,274

Provision for income taxes                               2,664           1,457            5,080           3,920
                                                      ------------------------         ------------------------
Net earnings from continuing operations                  3,686           2,048            7,029           5,354

Net earnings (loss) from discontinued operations            --            (147)              --              76
                                                      ------------------------         ------------------------
Net earnings                                             3,686           1,901            7,029           5,430

Preferred stock dividends                                1,282           1,282            2,564           2,564
                                                      ------------------------         ------------------------
Net earnings applicable to common stockholders        $  2,404        $    619         $  4,465        $  2,866
                                                      ========================         ========================

Basic earnings (loss) per common share:
  Continuing operations                               $    .18        $    .06         $    .33        $    .21
  Discontinued operations                                   --            (.01)              --             .01
  Net earnings                                             .18             .05              .33             .21

Diluted earnings (loss) per common share:
  Continuing operations                               $    .18        $    .06         $    .33        $    .21
  Discontinued operations                                   --            (.01)              --             .01
  Net earnings                                             .18             .05              .33             .21


 Weighted average common shares outstanding:
   Basic                                                13,567          13,566           13,567          13,565
   Diluted                                              13,570          13,572           13,569          13,574


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Six months ended
                                                                                  July 31,
                                                                      ---------------------------------
                                                                         1999                   1998
                                                                      ---------              ----------
Cash flows from operating activities:
Net earnings                                                          $  7,029               $  5,430
Adjustments to reconcile net earnings to
  Net cash provided by operating activities:
  Depreciation and amortization                                          5,242                  4,457
  Deferred income taxes                                                  3,557                    651
  Net earnings from discontinued operations                                 --                    (76)
  Gain on dispositions of real estate                                     (884)                  (897)
Changes in assets and liabilities, net of effect of
  acquisitions and dispositions:
  Mortgages and accounts receivable                                      1,156                   (282)
  Recoveries from state underground storage tank funds                     448                  3,251
  Prepaid expenses and other assets                                        820                 (1,661)
  Accounts payable and accrued expenses                                 (4,409)                (1,074)
  Environmental remediation costs                                       (5,049)                (3,837)
  Income taxes payable                                                    (786)                    --
                                                                      --------               --------

      Net cash provided by continuing operating activities               7,124                  5,962

      Net cash used in discontinued operations                              --                    (55)

                                                                      --------               --------
      Net cash provided by operating activities                          7,124                  5,907
                                                                      --------               --------

Cash flows from investing activities:
  Capital expenditures                                                  (3,557)                (8,802)
  Property acquisitions                                                 (6,873)                  (535)
  Proceeds from dispositions of real estate                              2,928                  2,203
                                                                      --------               --------
      Net cash used in investing activities                             (7,502)                (7,134)
                                                                      --------               --------

Cash Flows from Financing activities:
  Borrowings under credit lines                                          9,000                     --
  Repayment of mortgages payable                                        (3,462)                (2,671)
  Cash dividends                                                        (5,278)                (5,277)
  Stock options and common stock                                            15                     43
                                                                      --------               --------

      Net cash provided by (used in) financing activities                  275                 (7,905)
                                                                      --------               --------

Net decrease in cash and equivalents                                      (103)                (9,132)
Cash and equivalents at beginning of period                                657                 10,032
                                                                      --------               --------

Cash and equivalents at end of period                                 $    554               $    900
                                                                      ========               ========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest                                                         $  1,291               $  1,453
     Income taxes                                                        2,309                  4,091


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

2.   Discontinued operations:

     In December 1998, the Company sold its heating oil and propane business. Summary operating results of the discontinued heating oil operations for the three and six months ended July 31, 1998 are as follows (in thousands):


                                                  Three Months       Six Months
                                                     ended             ended
                                                 July 31, 1998     July 31, 1998
                                                 -------------     -------------

        Revenues                                    $ 4,578           $11,138
                                                    =======           =======

        Earnings (loss) before income taxes         $  (259)          $   131
        Provision (credit)  for income taxes           (112)               55
                                                    -------           -------

        Net earnings (loss)                         $  (147)          $    76
                                                    =======           =======




3.   Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amounts of 3,000 shares and 6,000 shares for the quarters ended July 31, 1999 and 1998, respectively, and 2,000 shares and 9,000 shares for the six months ended

July 31, 1999 and 1998, respectively. For the quarters and six months ended July 31, 1999 and 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been anti-dilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

4.   Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1999 is as follows (in thousands, except per share amounts):


                                                                       Retained
                          Preferred         Common        Paid-in      Earnings
                            Stock            Stock        Capital      (Deficit)             Total
----------------------------------------------------------------------------------------------------
Balance,
 January 31, 1999          $72,220           $136        $67,021       ($1,346)           $138,031

Net earnings                                                             7,029               7,029

Cash dividends:
 Common - $.20
  per share                                                             (2,714)             (2,714)
 Preferred - $.8875
  per share                                                             (2,564)             (2,564)

Stock options                                                 15                                15
----------------------------------------------------------------------------------------------------

Balance,
 July 31, 1999             $72,220           $136        $67,036          $405            $139,797
====================================================================================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to the Company's stockholders on March 21, 1997. Therefore, the Company's financial results are materially dependent upon the ability of Marketing to meet its lease obligations; however, the Company does not anticipate that Marketing will have difficulty in making all required rental payments in the foreseeable future.

Results of Operations - Quarter ended July 31, 1999 compared with quarter ended July 31, 1998

         Revenues from rental properties for the quarters ended July 31, 1999 and 1998 principally represent rental income received from Marketing ($14.1 million for each of the quarters) with the remainder from other lessees and sublessees.

         Other income was $1.7 million for the three months ended July 31, 1999 as compared with $1.2 million for the quarter ended July 31, 1998. The increase in other income of $.5 million was principally due to a settlement of a lawsuit resulting in the elimination of a $1.2 million reserve, partially offset by $.5 million of lower gains on the disposition of real estate.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $3.0 million and $3.2 million, respectively, for the quarters ended July 31, 1999 and 1998. The decrease was due to a reduction in the number of properties leased from third parties.

         Under the lease agreement with Marketing, the Company assumed certain obligations for environmental remediation expense and tank replacement capital expenditures at certain of the leased properties until such properties meet certain established conditions. Environmental expenses for the quarter ended July 31, 1999 were $2.0 million as compared with $4.8 million for the quarter ended July 31, 1998, and the current quarter included a change in estimated environmental costs of $1.0 million as compared to $4.0 million during the prior year quarter. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites. As of July 31, 1999, the Company had an accrual of $29.2 million representing management's best estimate for future environmental remediation costs and had recorded $9.9 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in the Company's financial statements as they become known.

         General and administrative expenses for the quarter ended July 31, 1999 amounted to $1.6 million, an increase of $.2 million as compared with the quarter ended July 31, 1998, principally due to a retrospective insurance charge relating to its spun-off petroleum marketing business. Included in general and administrative expenses for each of the respective periods are $.2 million of net fees paid by the Company to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $2.7 million for the quarter ended July 31, 1999, an increase of $.5 million over the quarter ended July 31, 1998 as a result of capital expenditures and property acquisitions.

         Interest expense for the three months ended July 31, 1999 amounted to $.7 million, which was comparable to the quarter ended July 31, 1998.

Results of Operations - Six months ended July 31, 1999 compared with six months ended July 31, 1998

         Revenues from rental properties for the six months ended July 31, 1999 and 1998 principally represent rental income received from Marketing ($28.2 million and $28.3 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $2.4 million for the six months ended July 31, 1999 as compared with $1.5 million for the six months ended July 31, 1998. The increase in other income of $.9 million was principally due to a settlement of a lawsuit resulting in the elimination of a $1.2 million reserve, partially offset by lower investment income.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $6.1 million and $6.5 million, respectively, for the six months ended July 31, 1999 and 1998. The decrease was due to a reduction in the number of properties leased from third parties.

         Environmental expenses for the six months ended July 31, 1999 were $4.2 million as compared with $6.5 million for the six months ended July 31, 1998. The current six month period included a change in estimated remediation costs of $3.0 million as compared to $5.1 million during the prior year six month period. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites.

         General and administrative expenses were $2.9 million for the six months ended July 31, 1999 and 1998.

         Depreciation and amortization was $5.2 million for the six months ended July 31 1999, an increase of $.8 million over the six months ended July 31, 1998 as a result of capital expenditures and property acquisitions.

         Interest expense for the six months ended July 31, 1999 amounted to $1.3 million as compared with $1.4 million for the six months ended July 31, 1998. The decrease in interest expense was principally due to a reduction in interest rates.


Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash flows from operating activities and its short-term uncommitted lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operating activities, available cash and equivalents and credit lines. As of July 31, 1999, such lines of credit amounted to $25 million, of which $13.5 million was utilized for short-term borrowings and $5.9 million was utilized in connection with outstanding letters of credit principally relating to prior insurance obligations of its spun-off petroleum marketing business. Borrowings under such lines of credit are unsecured and bear interest at LIBOR plus 1.0% to 1.1%. Such lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund property acquisitions, which capital sources it believes are available.

         During the six months ended July 31, 1999 and 1998, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.10 per share. Such dividends aggregated $5.3 million for each of the six months ended July 31, 1999 and 1998.

         The Company's capital expenditures, excluding acquisitions, for the six months ended July 31, 1999 amounted to $3.6 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. Expenditures with respect to certain tank replacements required to meet federal environmental standards and certain environmental liabilities and obligations have continued to be the responsibility of the Company after the spin-off. As of July 31, 1999, the Company estimates that in connection therewith, it will expend $1.8 million in capital expenditures and $19.3 million, net of estimated recoveries, for environmental remediation obligations.

         During the six months ended July 31, 1999, the Company acquired 17 retail service station and convenience store properties in the greater Buffalo, New York area, six properties located in Florida and one property each in Pennsylvania and New Jersey. The properties, except for those located in Florida, are being leased to Marketing pursuant to a long-term triple net master lease.

Year 2000

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         Marketing provides the Company with data processing services pursuant to the administrative services agreement. In connection therewith, a Year 2000 program has been implemented for internal systems and equipment relating to information technology systems and non-information technology systems which has four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. The identification, assessment and remediation phases for all significant internal business systems and equipment are complete. Testing of systems and programs following remediation was approximately 90% complete as of July 31, 1999 and is expected to be completed during the Company's third fiscal quarter.

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

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The cost of these Year 2000 efforts has not been, nor is expected to be, material since most of the work is being performed by Marketing personnel under the administrative services agreement.

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

                           PART II. OTHER INFORMATION

Item 5.           Other Information

                  The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 15, 2000, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 1999.

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

                               GETTY REALTY CORP.
                                  (Registrant)


Dated:  September 10, 1999                  BY: /s/ JOHN J. FITTERON
                                                --------------------------------
                                                     (Signature)
                                                JOHN J. FITTERON
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


Dated:  September 10, 1999                  BY: /s/ LEO LIEBOWITZ
                                                --------------------------------
                                                     (Signature)
                                                LEO LIEBOWITZ
                                                 President and Chief Executive
                                                 Officer