Form 10-Q
period 1999-10-31
GETTY REALTY CORP /MD/
filed 1999-12-14
CIK 1052752

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended OCTOBER 31, 1999             Commission file number 001-13777


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

                                (516) 338 - 2600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant had outstanding 13,567,335 shares of Common Stock, par value $.01 per share, and 2,888,798 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of October 31, 1999.




================================================================================

                               GETTY REALTY CORP.

                                      INDEX



Part I.  FINANCIAL INFORMATION                                              Page Number

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1999 and
  January 31, 1999                                                              1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1999 and 1998                                   2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1999 and 1998                                   3

 Notes to Consolidated Financial Statements                                   4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6 - 10

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       11

Signatures                                                                      11



                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                October 31, January 31,
Assets:                                                           1999        1999
                                                               (unaudited)
Real Estate:
     Land                                                       $ 136,027   $ 131,976
     Buildings and improvements                                   179,757     175,817
                                                                ---------   ---------
                                                                  315,784     307,793
     Less - accumulated depreciation and amortization              72,413      68,045
                                                                ---------   ---------

Real estate, net                                                  243,371     239,748
Cash and equivalents                                                  673         657
Mortgages and accounts receivable, net                              5,907       6,975
Recoveries from state underground storage tank funds                9,249      10,369
Prepaid expenses and other assets                                   2,730       3,335
                                                                ---------   ---------
     Total assets                                               $ 261,930   $ 261,084
                                                                =========   =========
Liabilities and Stockholders' Equity:

Borrowings under credit lines                                   $  12,500   $   4,500
Mortgages payable                                                  30,624      35,242
Accounts payable and accrued expenses                              12,670      18,042
Environmental remediation costs                                    28,071      34,251
Deferred income taxes                                              35,773      30,210
Income taxes payable                                                  674         808
                                                                ---------   ---------
     Total liabilities                                            120,312     123,053
                                                                ---------   ---------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
    20,000,000 shares for issuance in series of which
    3,000,000 shares are classified as Series A Participating
    Convertible Redeemable Preferred; issued 2,888,798 at
    October 31, 1999 and January 31, 1999                          72,220      72,220
   Common stock, par value $.01 per share; authorized
    50,000,000 shares; issued 13,567,335 at October 31, 1999
    and 13,566,233 at January 31, 1999                                136         136
   Paid-in capital                                                 67,036      67,021
   Retained earnings (deficit)                                      2,226      (1,346)
                                                                ---------   ---------
     Total stockholders' equity                                   141,618     138,031
                                                                ---------   ---------
     Total liabilities and stockholders' equity                 $ 261,930   $ 261,084
                                                                =========   =========


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                   Three months ended October 31,     Nine months ended October 31,
                                                        1999       1998                     1999       1998
                                                   ------------------------------     -----------------------------
Revenues:
  Revenues from rental properties                     $ 14,628   $ 14,711                $ 44,054   $ 44,239
  Other income                                           2,530        652                   4,921      2,133
                                                     --------   --------
                                                        17,158     15,363                  48,975     46,372
                                                     --------   --------

Rental property expenses                                 2,986      3,218                   9,085      9,717
Environmental expenses                                   1,672      5,835                   5,851     12,294
General and administrative expenses                      1,536      1,817                   4,431      4,703
Depreciation and amortization                            2,552      2,344                   7,794      6,801
Interest expense                                           702        663                   1,995      2,097
                                                     --------   --------
                                                         9,448     13,877                  29,156     35,612
                                                     --------   --------
Earnings from continuing operations before
  provision for income taxes                             7,710      1,486                  19,819     10,760

Provision for income taxes                               3,250        625                   8,330      4,545
                                                     --------   --------

Net earnings from continuing operations                  4,460        861                  11,489      6,215

Net loss from discontinued operations                     --         (137)                     --        (61)
                                                      --------   --------

Net earnings                                             4,460        724                  11,489      6,154

Preferred stock dividends                                1,282      1,282                   3,846      3,846
                                                      --------   --------

Net earnings (loss) applicable to
 common stockholders                                  $  3,178   ($   558)               $  7,643   $  2,308
                                                      ========   ========


Basic and diluted earnings (loss) per common share:
     Continuing operations                            $    .23   ($   .03)               $    .56   $    .17
     Discontinued operations                              --         (.01)                     --         --
     Net earnings (loss)                              $    .23   ($   .04)               $    .56   $    .17

Weighted average common shares outstanding:
     Basic                                              13,567     13,566                  13,567     13,566
     Diluted                                            13,570     13,566                  13,569     13,572




                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Nine months ended
                                                                      October 31,
                                                                 ---------------------
                                                                   1999        1998
Cash flows from operating activities:
Net earnings                                                     $ 11,489    $  6,154
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                   7,794       6,801
    Deferred income taxes                                           5,563         227
    Net loss from discontinued operations                            --            61
    Gain on dispositions of real estate                            (3,280)     (1,314)
Changes in assets and liabilities, net of effect of
     acquisitions and dispositions:
    Mortgages and accounts receivable                               1,068         679
    Recoveries from state underground storage tank funds            1,120       4,402
    Prepaid expenses and other assets                                 482      (1,249)
    Accounts payable and accrued expenses                          (5,372)     (1,651)
    Environmental remediation costs                                (6,180)     (3,373)
    Income taxes payable                                             (134)       --
                                                                 --------------------

          Net cash provided by continuing operating activities     12,550      10,737

          Net cash provided by discontinued operations               --           511
                                                                 --------------------

          Net cash provided by operating activities                12,550      11,248
                                                                 --------------------

Cash flows from investing activities:
    Capital expenditures                                           (4,355)    (14,139)
    Property acquisitions                                          (9,684)       (751)
    Proceeds from dispositions of real estate                       6,025       2,981
                                                                 --------------------

          Net cash used in investing activities                    (8,014)    (11,909)
                                                                 --------------------

Cash flows from financing activities:
    Borrowings under credit lines                                   8,000       3,000
    Repayment of mortgages payable                                 (4,618)     (4,044)
    Cash dividends                                                 (7,917)     (7,915)
    Stock options and common stock                                     15          43
                                                                 --------------------

          Net cash used in financing activities                    (4,520)     (8,916)
                                                                 --------------------

Net increase (decrease) in cash and equivalents                        16      (9,577)
Cash and equivalents at beginning of period                           657      10,032
                                                                 --------------------

Cash and equivalents at end of period                            $    673    $    455
                                                                 ====================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                 $  1,994    $  2,137
        Income taxes                                                2,901       4,392


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

2. Discontinued operations:

     In December 1998, the Company sold its heating oil and propane business. Summary operating results of the discontinued heating oil operations for the three and nine months ended October 31, 1998 are as follows (in thousands):


                                              Three Months     Nine Months
                                                ended             ended
                                           October 31, 1998  October 31, 1998
                                           ----------------  ----------------
    Revenues                                   $ 5,132         $  16,270
                                                 =====            ======

    Loss before credit for income taxes        $  (236)        $    (105)
    Credit for income taxes                        (99)              (44)
                                                 -----            ------
    Net loss                                   $  (137)        $     (61)
                                                 =====            ======

3. Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amounts of 3,000 shares for the quarter ended October 31, 1999, and 2,000 shares and 6,000 shares for the nine months ended October 31, 1999 and 1998, respectively. For the quarters and nine months ended October 31, 1999 and 1998, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been anti-dilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

4. Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1999 is as follows (in thousands, except per share amounts):


                                                          Retained
                          Preferred   Common   Paid-in    Earnings
                            Stock      Stock   Capital    (Deficit)    Total
------------------------------------------------------------------------------
Balance,
 January 31, 1999           $72,220     $136   $67,021    ($1,346)    $138,031

Net earnings                                               11,489       11,489

Cash dividends:
 Common - $.30
  per share                                                (4,071)      (4,071)
 Preferred - $1.3313
  per share                                                (3,846)      (3,846)

Stock options                                       15                      15
------------------------------------------------------------------------------

Balance,
 October 31, 1999           $72,220     $136   $67,036     $2,226     $141,618
==============================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to the Company's stockholders on March 21, 1997. Therefore, the Company's financial results are materially dependent upon the ability of Marketing to meet its lease obligations; however, the Company does not anticipate that Marketing will have difficulty making all required rental payments in the foreseeable future.

Results of Operations - Quarter ended October 31, 1999 compared with quarter ended October 31, 1998

         Revenues from rental properties for the quarters ended October 31, 1999 and 1998 principally represent rental income received from Marketing ($14.0 million and $14.1 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $2.5 million for the three months ended October 31, 1999 as compared with $.7 million for the quarter ended October 31, 1998. The increase in other income was principally due to $2.0 million of higher gains on the disposition of real estate.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $3.0 million and $3.2 million for the quarters ended October 31, 1999 and 1998, respectively. The decrease was due to a reduction in the number of properties leased from third parties.

         Under the lease agreement with Marketing, the Company assumed certain obligations for environmental remediation expense and tank replacement capital expenditures at certain of the leased properties until such properties meet certain established conditions. Environmental expenses for the quarter ended October 31, 1999 were $1.7 million as compared with $5.8 million for the quarter ended October 31, 1998, which included in the current quarter an increase in estimated environmental costs of $1.4 million as compared to a $5.4 million increase in estimated costs recorded during the prior year quarter. These charges resulted from additional contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites. As of October 31, 1999, the Company's consolidated balance sheet reflected an accrual of $28.1 million representing management's best estimate for future environmental remediation costs and $9.2 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such amounts are reviewed on a regular basis and any revisions thereto are reflected in the Company's financial statements as they become known.

         General and administrative expenses for the quarter ended October 31, 1999 amounted to $1.5 million, a decrease of $.3 million as compared with the quarter ended October 31, 1998, principally due to lower legal and professional fees, partially offset by a higher retrospective insurance charge relating to the spun-off petroleum marketing business. Included in general and administrative expenses for each of the respective periods are $.2 million of net fees paid by the Company to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $2.6 million for the quarter ended October 31, 1999, an increase of $.2 million over the quarter ended October 31, 1998 as a result of capital expenditures and property acquisitions.

         Interest expense for the three months ended October 31, 1999 amounted to $.7 million, which was comparable to the quarter ended October 31, 1998.

Results of Operations - Nine months ended October 31, 1999 compared with nine months ended October 31, 1998

         Revenues from rental properties for the nine months ended October 31, 1999 and 1998 principally represent rental income received from Marketing ($42.2 million and $42.4 million, respectively) with the remainder from other lessees and sublessees.

         Other income was $4.9 million for the nine months ended October 31, 1999 as compared with $2.1 million for the nine months ended October 31, 1998. The increase in other income of $2.8 million was principally due to $2.0 million of higher gains on the disposition of real estate and a settlement of a lawsuit resulting in the elimination of a $1.2 million reserve, partially offset by lower investment income.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $9.1 million and $9.7 million, respectively, for the nine months ended October 31, 1999 and 1998. The decrease was due to a reduction in the number of properties leased from third parties.

         Environmental expenses for the nine months ended October 31, 1999 were $5.9 million as compared with $12.3 million for the nine months ended October 31, 1998. The current nine month period included a change in estimated remediation costs of $4.4 million as compared to $10.5 million during the prior year nine month period. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites.

         General and administrative expenses were $4.4 million for the nine months ended October 31, 1999 as compared with $4.7 million for the nine months ended October 31, 1998. The decrease was principally due to lower legal and professional fees, partially offset by a higher retrospective insurance charge relating to its spun-off petroleum marketing business. Included in general and administrative expenses for the nine months ended October 31, 1999 and 1998 are $.6 million and $.7 million, respectively, of net fees paid by the Company to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $7.8 million for the nine months ended October 31 1999, an increase of $1.0 million over the nine months ended October 31, 1998 as a result of capital expenditures and property acquisitions.

         Interest expense for the nine months ended October 31, 1999 amounted to $2.0 million as compared with $2.1 million for the nine months ended October 31, 1998. The decrease in interest expense was principally due to lower interest costs.

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash flows from operating activities and its short-term uncommitted lines of credit with two banks. Management believes that cash requirements for operations, capital expenditures and debt service can be met by cash flows from operating activities, available cash and equivalents and credit lines. As of October 31, 1999, such lines of credit amounted to $25 million, of which $12.5 million was utilized for short-term borrowings and $3.8 million was utilized in connection with outstanding letters of credit principally relating to prior insurance obligations of the spun-off petroleum marketing business. Borrowings under such lines of credit are unsecured and bear interest at LIBOR plus 1.0% to 1.1%. Such lines of credit are subject to renewal at the discretion of the banks. Although it is expected that the existing sources of liquidity will be sufficient to meet its expected operating and debt service requirements, the Company may be required to obtain additional sources of capital in the future to fund property acquisitions, which capital sources it believes are available.

         During the nine months ended October 31, 1999 and 1998, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.10 per share. Such dividends aggregated $7.9 million for each of the nine months ended October 31, 1999 and 1998.

         The Company's capital expenditures, excluding acquisitions, for the nine months ended October 31, 1999 amounted to $4.4 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at certain gasoline stations. Expenditures with respect to certain tank replacements required to meet federal environmental standards and certain environmental liabilities and obligations have continued to be the responsibility of the Company since the spin-off. As of October 31, 1999, the Company estimates that in connection therewith, it will expend $.7 million in capital expenditures and $18.8 million, net of estimated recoveries, for environmental remediation obligations.

         During the nine months ended October 31, 1999, the Company acquired 17 retail service station and convenience store properties in the greater Buffalo, New York area, six properties located in Florida, three properties in New Jersey and one property in Pennsylvania for an aggregate of $9.7 million. The properties, except for those located in Florida, are being leased to Marketing pursuant to long-term triple net master leases.

Year 2000

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         Marketing provides the Company with data processing services pursuant to the administrative services agreement. In connection therewith, a Year 2000 program has been implemented for internal systems and equipment relating to information technology systems and non-information technology systems which has four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. All four phases of the program have been completed.

         The Company has reviewed the Year 2000 readiness of third parties who provide services which are essential to the Company's operations. The Company has had formal communications with material third parties in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable.

         The Company is finalizing a contingency plan to address issues specific to the Year 2000 problem. The Plan includes performing certain processes manually, obtaining replacement systems as well as other appropriate measures.

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The cost of these Year 2000 efforts has not been material since most of the work is being performed by Marketing personnel under the administrative services agreement.

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


Special Factors Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; the Company's expectations as to the cost of completing environmental remediation; the Company's expectations as to its Year 2000 program as well as its Year 2000 contingency plan; and the Company's belief that the internal systems and equipment will be Year 2000 compliant in a timely manner.

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

            Designation of Exhibit
            in this Quarterly Report
                 on Form 10-Q                     Description of Exhibit
            ------------------------              ----------------------


                      27                          Financial Data Schedule

           (b) Reports filed on Form 8-K:

                None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                                  (Registrant)


Dated:  December 14, 1999          BY:  /s/ John J. Fitteron
                                        ------------------------------------
                                             (Signature)
                                        JOHN J. FITTERON
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)


Dated:  December 14, 1999          BY:  /s/ Leo Liebowitz
                                        ------------------------------------
                                             (Signature)
                                        LEO LIEBOWITZ
                                         President and Chief Executive
                                         Officer