Form 10-K405
period 2000-01-31
GETTY REALTY CORP /MD/
filed 2000-04-28
CIK 1052752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the fiscal year ended JANUARY 31, 2000
                          ----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                        Commission file number 001-13777

                               GETTY REALTY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                             11-3412575
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

125 Jericho Turnpike, Jericho, New York                            11753
---------------------------------------                       -------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 516-338-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                   which registered
-----------------------------                          -------------------------
Common Stock, $.01 par value                           New York Stock Exchange
Series A Participating Convertible
Redeemable Preferred Stock, $.01 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (7,018,419 shares of common stock and 1,738,420 shares of preferred stock) of the Company was $119,886,961 as of April 18, 2000.

The registrant had outstanding 12,812,009 shares of common stock and 2,884,068 shares of preferred stock as of April 18, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

    Document                                                                       Part of Form 10-K
    --------                                                                       -----------------
Annual Report to Stockholders for the fiscal year ended January 31, 2000
(the "Annual Report")(pages 6 through 24).                                               II

Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the
"Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended January 31, 2000
pursuant to Regulation 14A.                                                             III


================================================================================

                                     PART I

Item 1.  Business

General

Getty Realty Corp. is the largest real estate company in the U. S. specializing in the ownership, leasing and management of gasoline station/convenience store properties. Prior to the 1997 spinoff of our petroleum marketing business, we were also one of the nation's largest independent marketers of petroleum products, serving retail and wholesale customers through a distribution and marketing network of Getty(R) and other branded retail outlets (also referred to as service stations) located in 12 Northeastern and Middle-Atlantic states.

On March 21, 1997, we completed the spinoff of our petroleum marketing business to our stockholders (the "Spinoff"), who received a tax-free dividend of one share of common stock of Getty Petroleum Marketing Inc. ("Marketing") for each share of our common stock. Marketing held the assets and liabilities of our petroleum marketing business and New York Mid-Hudson Valley home heating oil business. Shortly thereafter, we changed our name from Getty Petroleum Corp. to Getty Realty Corp. In December 1998, we sold our remaining heating oil business, Aero Oil Company. As a result, we are now engaged in the ownership, leasing and management of real estate properties, most of which are gasoline/convenience store properties leased on a long-term net basis to Marketing. For additional information regarding the Spinoff and the sold heating oil business, see Notes 2 and 3 to the consolidated financial statements contained in the accompanying Annual Report.

Reorganization

On January 30, 1998, we reorganized as a Maryland corporation. At that time, Getty Realty Corp., a Delaware corporation, changed its name to Getty Properties Corp. and became a wholly- owned subsidiary of our new Maryland company. When we refer to the Company, we mean Getty Realty Corp., a Maryland corporation, and for periods prior to January 30, 1998, we mean Getty Realty Corp., a Delaware corporation (also referred to as "Old Getty"). In connection with the reorganization, stockholders of Old Getty received one share of common stock of the Company for each share of Old Getty's common stock tendered for exchange. Our Company's common stock is listed on the New York Stock Exchange under the symbol GTY.

Merger with Power Test Investors Limited Partnership and Issuance of Preferred Stock

On January 30, 1998, we also acquired Power Test Investors Limited Partnership (the "Partnership"), as a result of which we acquired fee title to 295 properties which Old Getty had previously leased from the Partnership. See "Item
2. Properties" below. In that transaction, 2,888,798 shares of our Series A Participating Convertible Redeemable Preferred Stock, $.01 par value, ("Preferred Stock") were issued to the former unitholders of the Partnership and to CLS General Partnership Corp., the Partnership's general partner. On February 11, 1998, the

Preferred Stock commenced trading on the New York Stock Exchange under the symbol GTY PrA.

Real Estate Business

We specialize in the ownership and leasing of properties in the petroleum industry, since we have substantial knowledge and expertise in this industry. In view of current conditions in both the financial markets and retail gasoline service station real estate markets, we have decided to focus primarily on managing our existing portfolio of gasoline service stations, terminals and related properties in a more cost effective manner, and to utilize free cash flow and capital resources to increase dividend payments to shareholders and to selectively repurchase our equity.

On February 1, 1997, we entered into a Master Lease Agreement with Marketing (the "Master Lease") under which, as of January 31, 2000, 1,013 service station and convenience store properties and 9 distribution terminals and bulk plants were leased or subleased by the Company as the lessor to Marketing as the lessee. The initial term of the Master Lease is 15 years, with four ten-year renewal options (or with respect to leased properties, such a shorter period as the underlying lease may provide). The Master Lease is a "triple-net" lease, so Marketing is responsible for the cost of all taxes, maintenance, repairs, insurance and other operating expenses. Rent for each of the properties was set using the then fair market value of each property, assuming the properties were free of certain environmental conditions for which we are responsible.

We received lease payments from Marketing aggregating approximately $56.4 million (or 96% of the $58.9 million total revenues we received from all of our rental properties) during the fiscal year ended January 31, 2000. We are materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive; however, we do not anticipate that Marketing will have difficulty making all required rental payments for the foreseeable future.

As of January 31, 2000, we owned or leased 72 additional properties not included under the Master Lease, most of which are leased for non-petroleum use. We also owned 24 properties being held for disposition.

Regulation

We are subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had and are not expected to have a material adverse effect on our financial position, although these costs may have a significant impact on our results of operations or liquidity for any single fiscal year or interim period.

Petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace underground storage tanks that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the Master Lease, we committed to a program to bring scheduled leased properties to regulatory closure and, thereafter, transfer all environmental risks to Marketing.

We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position. See "Item 3. Legal Proceedings."

Personnel

As of January 31, 2000, we had 10 employees. Under a Services Agreement, Marketing provides certain administrative and technical services to us and we provide certain services to Marketing. We paid net fees to Marketing for services performed (after deducting the fees paid by Marketing to us for services provided) of $749,000 for the year ended January 31, 2000 and $960,000 for each of the years ended January 31, 1999 and 1998. These fees are included in general and administrative expenses in our consolidated statements of operations.

Special Factors Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; the Company's expectations as to the cost of completing environmental remediation; and potential effects of Year 2000 issues. For a more detailed discussion of risk factors, see the information set forth under the caption "Risk Factors" in our Proxy

Statement/Prospectus dated January 13, 1998.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely effect our business, financial condition, operating results and stock price. An investment in our preferred and common stocks involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in our other filings with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward- looking statements that reflect future events or circumstances or the occurrence of unanticipated events.

Item 2.  Properties

The properties we owned in fee or leased for each of the five fiscal years ended January 31, 2000 are as follows:

                              January 31,
            --------------------------------------------
             2000     1999      1998       1997     1996
            -----    -----     -----      -----    -----

Owned         757      740       736        441      439

Leased        361      379       404        732      734
            -----    -----       ---      -----    -----

Total       1,118    1,119     1,140      1,173    1,173
            =====    =====     =====      =====    =====


The following table sets forth information regarding lease expirations for the properties:

Fiscal Year              Number of Leases Expiring (a)         Percent of Total
-----------              -----------------------------         ----------------

2001                                        24                             6.6%
2002                                        59                            16.3
2003                                        52                            14.4
2004                                        41                            11.4
2005                                        42                            11.6
Thereafter                                 143                            39.7
                                           ---                           ------

                                           361                           100.0%
                                           ===                           ======

(a) The lease expiration schedule does not take give effect to lease renewal or extension options.

On January 30, 1998, we acquired the Partnership, a publicly traded real estate limited partnership, in a transaction accounted for as a purchase. As a result of the transaction, we acquired 295 fee properties, consisting of 290 service station and convenience store properties and five terminals, that we previously leased from the Partnership.

As of January 31, 2000, we owned in fee six distribution terminals and leased three bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island and Connecticut. These terminals and bulk plants have an aggregate storage capacity of approximately 48 million gallons. The terminals located in East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. The nine distribution terminals and bulk plants are leased or sub-leased to Marketing.

As of January 31, 2000, we leased approximately 32,000 square feet of office space at 125 Jericho Turnpike, Jericho, New York, where we currently maintain our corporate headquarters. Most of this space has been subleased to Marketing.

We believe that substantially all of our owned and leased properties are in good condition.

For a description of our lease arrangements with Marketing, see discussion above under the caption "Real Estate Business."

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 17 of the Annual Report.

In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against one of our former subsidiaries seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

In 1993, the State of New York asserted a claim against us for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York State Supreme Court in Albany County against us and other parties to recover $522,000 for cleanup costs and unspecified penalties and interest.

In 1994, one of our subsidiaries was served with an Amended Complaint naming the subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania. The Complaint pertained to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the site. In 1995, another subsidiary was brought into the same action pertaining to convenience store refuse. In August 1997, we paid into escrow $40,000 in full settlement. The settlement has been approved by the United States Environmental Protection Agency, but has not yet been approved by the Court.

In 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages incurred for the remediation of the Pennsauken Sanitary Landfill. In November 1996, one of the defendants filed a third party complaint in the Superior Court of New Jersey, Camden County, against its former customers, including our former construction company subsidiary, seeking indemnification from the third party defendants for all costs it incurred or will incur in response to the release of hazardous substances in the landfill plus attorneys' fees. We believe that any exposure is not material because the quantities of construction fill deposited at the waste site were small.

In June 1998, we were sued as a third-party defendant in the Superfund case of U.S. v. Champion Chemical Co. and Imperial Oil Co., pending in the U.S. District Court for New Jersey. Our defense is being conducted by Texaco Inc., which has agreed to fully indemnify us. In August 1998, we were sued as a third-party defendant in the Superfund case of U.S. v. Manzo, pending in the U. S. District Court for New Jersey. Our defense is also being conducted by Texaco Inc., which has agreed to fully indemnify us. Both matters involve time periods prior to 1985, when we purchased the properties from Texaco Inc. pursuant to an agreement under which Texaco is obligated to indemnify us for environmental matters of this kind.

In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against us for civil penalties for alleged groundwater contamination and gasoline migration into a residence basement in April 1997. The action was filed in response to a citizen's lawsuit filed against us in the U.S. District Court for the Southern District of New York.

In September 1999, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement of $1,300,000 (plus interest and penalties) spent to clean up a discharge that allegedly occurred at a Company service station. We contend that the discharge occurred at a contiguous service station, the owner of which is a party to the lawsuit and against whom we asserted a cross-claim.

Two lawsuits brought by the State of New York in 1986, seeking reimbursement for cleanup costs incurred at two service stations on Long Island, were settled during the fourth quarter of fiscal 2000. Various parties participated in the settlement of the two cases and we contributed $133,000 towards the settlements.

A lawsuit brought by the State of New York in 1993, seeking reimbursement for cleanup costs incurred at a service station on Long Island, was settled during the first quarter of fiscal 2000. We contributed $292,500 to the settlement, together with a contribution made by the former owner of another nearby service station.

Two lawsuits brought by the State of New York in 1996, seeking reimbursement for cleanup costs incurred at two service stations in New York City, were settled during the fourth quarter of fiscal 2000. We paid $700,000 to settle the two cases.

A lawsuit brought by the State of New York in 1998, seeking reimbursement for cleanup costs incurred at a house to which our former subsidiary delivered home heating oil, was settled in the fourth quarter of fiscal 2000 by our paying $280,000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended January 31, 2000.

Executive Officers of Registrant

The following table lists the executive officers of Getty Realty as of January 31, 2000, their respective ages, the offices and positions held and the year in which each was elected an officer of the Company or its predecessor.


         Name               Age              Position                          Officer Since
         ----               ---              --------                          -------------
Leo Liebowitz               72       President and Chief Executive
                                      Officer                                      1971
John J. Fitteron            58       Senior Vice President, Treasurer
                                      and Chief Financial Officer                  1986

Mr. Liebowitz has been President and Chief Executive Officer and a director since 1971. He is also the Chairman, Chief Executive Officer and a director of Marketing. Mr. Liebowitz is a director of the Regional Banking Advisory Board of Chase Banking Corp.

Mr. Fitteron joined Getty in 1986 as Senior Vice President and Chief Financial Officer and assumed the additional position of Treasurer in 1994. Prior to joining Getty, he was a Senior Vice President at Beker Industries Corp., a chemical and natural resource company.

Management is not aware of any family relationships between the executive officers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2, 5 and 14, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading "Compensation Committee Interlocks and Insider Participation" on pages 5 through 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Capital Stock" on pages 3 and 4 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the heading "Certain Transactions" on page 11 of the Proxy Statement.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      1.       Financial statements

                           The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 12 are filed as part of this annual report.

                  2.       Financial statement schedule

                           The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 12 is filed as part of this annual report.

                  3.       Exhibits

                           The exhibits listed in the Exhibit Index on pages 15 through 22 are filed as part of this annual report.

                  4.       Reports on Form 8-K

                           None.

                               GETTY REALTY CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 & 2

                                                                                        Reference
                                                                                Form 10-K     2000 Annual
                                                                                 (pages)      Report (pages)
                                                                               ------------------------------
Data incorporated by reference from attached 2000 Annual Report to Stockholders of Getty Realty Corp.:
  Report of Independent Accountants                                                                    23

  Consolidated Statements of Operations for the
    years ended January 31, 2000, 1999 and 1998                                                        11

  Consolidated Balance Sheets as of January 31,
   2000 and 1999                                                                                       12

  Consolidated Statements of Cash Flows for the
   years ended January 31, 2000, 1999 and 1998                                                         13

  Notes to Consolidated Financial Statements                                                        14 - 22

Report of Independent Accountants - Supplemental Schedule                              13

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 2000, 1999 and 1998                          14

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 2000 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 2000
Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2000 appearing in the fiscal 2000 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
New York, New York
March 9, 2000

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
               for the years ended January 31, 2000, 1999 and 1998
                                 (in thousands)


                             Balance at                              Balance at
                              beginning                                end of
                              of period    Additions   Deductions      period
                              ---------    ---------   ----------      ------

2000:
 Allowance for
  doubtful accounts*               $112         $ 56    $   10            $158
                                   ====         ====    ======            ====

1999:
 Allowance for
  doubtful accounts*               $171         $113   $   172            $112
                                   ====         ====   =======            ====

1998:
 Allowance for
  doubtful accounts*             $1,369          $68    $1,266(a)         $171
                                 ======          ===    ======            ====






*Relates to accounts receivable.

(a)  Includes $1,185 transferred to Marketing in connection with the Spinoff.

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 2000
                   ------------------------------------------



Exhibit
  No.                    Description
-------                  -----------

1.1 Agreement and Plan of Reorganization and Merger, dated as of December 16, 1997 (the "Merger Agreement") by and among Getty Realty Corp., Power Test Investors Limited Partnership and CLS General Partnership Corp.

     Filed as Exhibit 2.1 to Company's Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix A to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

3.1 Articles of Incorporation of Getty Realty Holding Corp. ("Holdings"), now known as Getty Realty Corp., filed December 23, 1997.

     Filed as Exhibit 3.1 to Company's Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix D to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

3.2 Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.

     Filed as Exhibit 3.2 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

3.3  By-Laws of Holdings.

     Filed as Exhibit 3.2 to Company's Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix F to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

3.4 Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.

     Filed as Exhibit 3.4 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

4.1 $35,000,000 reducing revolving Loan Agreement between Leemilt's Petroleum, Inc. and Bank of New England, N.A. dated as of December 7, 1987, and related Guaranty Agreement, dated as of December 7, 1987, by and between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Bank of New England, N.A.

     Filed as Exhibit 4.7 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1987 (File No. 1-8059) of Getty Petroleum Corp., and incorporated herein by reference.


4.2 Amended and Restated Loan Agreement between Leemilt's Petroleum, Inc. and Fleet Bank of Massachusetts, N.A., as successor to Bank of New England, N.A., dated as of October 31, 1995 (the "Leemilt's Loan").

     Filed as Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

4.3 First Amendment to Amended and Restated Loan Agreement between Leemilt's Petroleum, Inc. and Fleet National Bank (formerly known as Fleet Bank of Massachusetts, N.A.) dated as of April 18, 1997.

     Filed as Exhibit 4.3 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

4.4 Second Amendment to Amended and Restated Loan Agreement between Leemilt's Petroleum, Inc. and Fleet National Bank dated as of January 30, 1998.

     Filed as Exhibit 4.4 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

4.5 Amended and Restated Loan Agreement between Power Test Realty Company Limited Partnership ("PT Realty") and Fleet Bank of Massachusetts, N.A. dated as of October 31, 1995 (the "PT Realty Loan").

     Filed as Exhibit 10.27 to Power Test Investors Limited Partnership's ("PT Investors") Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-14557) and incorporated herein by reference.

4.6 First Amendment to Amended and Restated Loan Agreement between PT Realty and Fleet National Bank dated as of April 18, 1997.

       Filed as Exhibit 4.6 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

4.7 Second Amendment to Amended and Restated Loan Agreement between PT Realty and Fleet National Bank dated as of January 30, 1998.

       Filed as Exhibit 4.7 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

4.8 Third Amendment to Amended and Restated Loan Agreement between PT Realty and Fleet National Bank dated as of March 1, 2000.

       *

4.9 Second Amended and Restated Master Note between PT Realty and Fleet National Bank dated as of March 1, 2000.

       *


10.1 Retirement and Profit Sharing Plan (amended and restated as of September 19, 1996), adopted by the Company on December 16, 1997.

       Filed as Exhibit 10.2(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) and incorporated herein by reference.

10.2   1998 Stock Option Plan, effective as of January 30, 1998.
       Filed as Exhibit 10.1 to Company's Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3 Asset Purchase Agreement among Power Test Corp. (now known as Getty Properties Corp.), Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of December 21, 1984.

       Filed as Exhibit 2(a) to the Current Report on Form 8-K of Power Test Corp., filed February 19, 1985 (File No. 1-8059) and incorporated herein by reference.

10.4 Trademark License Agreement among Power Test Corp., Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of February 1, 1985.

       Filed as Exhibit 2(b) to the Current Report on Form 8-K of Power Test Corp., filed February 19, 1985 (File No. 1-8059) and incorporated herein by reference.

10.5 Three Party Lease Agreement among Getty Realty Corp. (now known as Getty Properties Corp.), Leemilt's Petroleum, Inc. and Fleet National Bank dated as of April 18, 1997, amending and restating the Lease dated February 1, 1985 between Leemilt's Petroleum, Inc., as lessor, and Getty Petroleum Corp. (now known as Getty Properties Corp.), as lessee.

       Filed as Exhibit 10.5 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.6 Amendment to Three Party Lease Agreement among Getty Properties Corp., Leemilt's Petroleum, Inc. and Fleet National Bank dated as of January 30, 1998.

       Filed as Exhibit 10.6 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.7 Amended and Restated Hazardous Waste and PMPA Indemnification Agreement, dated as of October 31, 1995, among Getty Petroleum Corp. (now known as Getty Properties Corp.), Power Test Realty Company Limited Partnership and Fleet Bank of Massachusetts, N.A.

       Filed as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.8 Affirmation and Acknowledgement of Amended and Restated Hazardous Waste and PMPA Indemnification Agreement, between Getty Realty Corp. and Fleet National Bank dated as of April 18, 1997.

       Filed as Exhibit 10.8 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.9 Second Affirmation and Acknowledgement of Amended and Restated Hazardous Waste and PMPA Indemnification Agreement between the Company and Fleet National Bank, dated as of January 30, 1998.

       Filed as Exhibit 10.9 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.9A Third Affirmation and Acknowledgment of Amended and Restated Hazardous Waste and PMPA Indemnification Agreement between the Company and Fleet National Bank, dated as of March 1, 2000.

       *

10.10 Amended and Restated Guaranty Agreement, dated as of October 31, 1995, between Getty Petroleum Corp. and Fleet Bank of Massachusetts, N.A. pertaining to the Leemilt's Loan.

       Filed as Exhibit 10.10 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.11 Affirmation and Acknowledgment of Amended and Restated Guaranty Agreement between Getty Realty Corp. and Fleet National Bank, dated as of April 18, 1997, pertaining to the Leemilt's Loan.

       Filed as Exhibit 10.11 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.12 Guaranty Agreement between the Company and Fleet National Bank, dated as of January 30, 1998, pertaining to the Leemilt's Loan.

       Filed as Exhibit 10.12 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.13 Guaranty Agreement between the Company and Fleet National Bank, dated as of January 30, 1998, pertaining to the PT Realty Loan.

       Filed as Exhibit 10.13 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.14 Guaranty Agreement between Getty Properties Corp. and Fleet National Bank dated as of January 30, 1998, pertaining to the PT Realty Loan.

       Filed as Exhibit 10.14 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.15  Form of Indemnification Agreement between the Company and its directors.

       Filed as Exhibit 10.15 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.16 Supplemental Retirement Plan for Executives of the Company (then known as Getty Petroleum Corp.) and Participating Subsidiaries (adopted by the Company on December 16, 1997).

       Filed as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1990 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.17 Form of Agreement dated December 9, 1994 between Getty Petroleum Corp. and its non-director officers and certain key employees regarding compensation upon change in control.

       Filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.18 Form of Agreement dated as of March 7, 1996 amending Agreement dated as of December 9, 1994 between Getty Petroleum Corp. (now known as Getty Properties Corp.) and its non-director officers and certain key employees regarding compensation upon change in control (See Exhibit 10.17).

       Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.19 Form of letter from Getty Petroleum Corp. dated April 8, 1997, confirming that a change of control event had occurred pursuant to the change of control agreements. (See Exhibits 10.17 and 10.18).

       Filed as Exhibit 10.19 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.20 Form of Agreement dated March 9, 1998, from the Company to certain officers and key employees, adopting the prior change of control agreements, as amended, and further amending those agreements. (See Exhibits 10.17, 10.18 and 10.19).

       Filed as Exhibit 10.20 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.21 Form of Master Lease Agreement dated February 1, 1997 between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc.

       Filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.22 Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.

       Filed as Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.23 Form of Trademark License Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc.

       Filed as Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.24 Form of Services Agreement dated as of February 1, 1999 between Getty Realty Corp. and Getty Petroleum Marketing Inc.

       Filed as Exhibit 10.24A to the Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 1-8059) of Getty Realty Corp, and incorporated herein by reference.

10.25 Form of Tax Sharing Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc.

       Filed as Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.26 Form of Stock Option Reformation Agreement made and entered into as of March 21, 1997 by and between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc.

       Filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.27 Guarantee Agreement between the Company and Fleet National Bank, dated as of March 1, 2000, pertaining to the PT Realty Loan.

       *

10.28 Guarantee Agreement between Getty Properties Corp. and Fleet National Bank dated as of March 1, 2000, pertaining to the PT Realty Loan.

       *

10.29 Third Affirmation and Acknowledgement of Amended and Restated Three Party Lease Agreement among Getty Realty Corp., PT Realty and Fleet National Bank dated as of March 1, 2000.

       *

13     Annual Report to Stockholders for the fiscal year ended January 31, 2000.

       *

21     Subsidiaries of the Company.

       *

23     Consent of Independent Accountants.

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

                                                Getty Realty Corp.
                                                ------------------
                                                   (Registrant)


                                                By /s/ JOHN J. FITTERON
                                                  ------------------------------
                                                  John J. Fitteron,
                                                  Senior Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer
                                                  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ LEO LIEBOWITZ                            By /s/ JOHN J. FITTERON
  ------------------------------------            ------------------------------
   Leo Liebowitz, President,                      John J. Fitteron,
    Chief Executive Officer                       Senior Vice President,
    and Director                                  Treasurer and Chief Financial
    April 28, 2000                                Officer (Principal Financial
                                                  and Accounting Officer)
                                                  April 28, 2000



By /s/ MILTON COOPER                            By /s/ PHILIP E. COVIELLO
  ---------------------------                     ------------------------------
   Milton Cooper,                                 Philip E. Coviello,
    Director                                      Director
    April 28, 2000                                April 28, 2000



By /s/ HOWARD SAFENOWITZ                        By /s/ WARREN G. WINTRUB
  ------------------------                        ------------------------------
   Howard Safenowitz,                             Warren G. Wintrub,
    Director                                      Director
    April 28, 2000                                April 28, 2000