Form 10-Q
period 2000-04-30
GETTY REALTY CORP /MD/
filed 2000-06-12
CIK 1052752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 2000                Commission file number 001-13777
                  --------------                                       ---------

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)


          MARYLAND                                            11-3412575
--------------------------------                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                          11753
---------------------------------------                          -----
(Address of principal executive offices)                       (Zip Code)

                                 (516) 338-2600
                                 --------------
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

Registrant had outstanding 12,778,215 shares of Common Stock, par value $.01 per share, and 2,878,068 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of May 31, 2000.

================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 2000 and
  January 31, 2000                                                          1

 Consolidated Statements of Operations for the three months ended
  April 30, 2000 and 1999                                                   2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 2000 and 1999                                                   3

 Notes to Consolidated Financial Statements                               4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        6 - 8

Part II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                  9

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

-----------------------------------------------------------------------------------------------------------------
                                                                           April 30,               January 31,
-----------------------------------------------------------------------------------------------------------------
Assets:                                                                      2000                     2000
-----------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
Real Estate:
  Land                                                                   $      136,089          $       136,039
  Buildings and improvements                                                    180,005                  179,963
                                                                         ---------------         ----------------

                                                                                316,094                  316,002
  Less - accumulated depreciation and amortization                               76,724                   74,502
                                                                         ---------------         ----------------

Real estate, net                                                                239,370                  241,500
Cash and equivalents                                                                531                      651
Mortgages and accounts receivable, net                                            5,748                    6,024
Recoveries from state underground storage tank funds                             11,753                    9,883
Prepaid expenses and other assets                                                 2,119                    2,694
                                                                         ---------------         ----------------

  Total assets                                                           $      259,521          $       260,752
                                                                         ===============         ================


-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------------------------------

Borrowings under credit lines                                            $       23,200          $        14,800
Mortgages payable                                                                27,650                   29,193
Accounts payable and accrued expenses                                             9,887                   12,440
Environmental remediation costs                                                  27,715                   26,424
Deferred income taxes                                                            36,141                   36,084
Income taxes payable                                                              1,631                        -
                                                                         ---------------         ----------------

  Total liabilities                                                             126,224                  118,941
                                                                         ---------------         ----------------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  20,000,000 shares for issuance in series of which
  3,000,000 shares are classified as Series A Participating
  Convertible Redeemable Preferred; issued 2,888,798 at
  April 30, 2000 and January 31, 2000                                            72,220                   72,220
 Common stock, par value $.01 per share; authorized
  50,000,000 shares; issued 13,567,335 at April 30, 2000
  and January 31, 2000                                                              136                      136
 Paid-in capital                                                                 67,036                   67,036
 Retained earnings                                                                3,299                    3,114
 Preferred stock held in treasury, at cost (4,730 shares
  at April 30, 2000 and 700 shares at January 31, 2000)                             (91)                     (14)
 Common stock held in treasury, at cost (755,306 shares
  at April 30, 2000 and 59,916 shares at January 31, 2000)                       (9,303)                    (681)
                                                                         ---------------         ----------------

  Total stockholders' equity                                                    133,297                  141,811
                                                                         ---------------         ----------------

  Total liabilities and stockholders' equity                             $      259,521          $       260,752
                                                                         ===============         ================

                            See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

 ----------------------------------------------------------------------------------------------------
                                                                      Three months ended April 30,
 ----------------------------------------------------------------------------------------------------
                                                                      2000                    1999
 ----------------------------------------------------------------------------------------------------
         Revenues:
 Revenues from rental properties                                      $14,725                $14,760
  Other income                                                            668                    660
                                                                 ------------------------------------
                                                                       15,393                 15,420
                                                                 ------------------------------------

 Rental property expenses                                               3,063                  3,068
 Environmental expenses                                                 2,475                  2,209
 General and administrative expenses                                      549                  1,255
 Depreciation and amortization                                          2,503                  2,505
 Interest expense                                                         800                    624
                                                                 ------------------------------------
                                                                        9,390                  9,661
                                                                 ------------------------------------

 Earnings before  provision for income taxes                            6,003                  5,759

 Provision for income taxes                                             2,548                  2,416
                                                                 ------------------------------------

 Net earnings                                                           3,455                  3,343

 Preferred stock dividends                                              1,280                  1,282
                                                                 ------------------------------------

 Net earnings applicable to common stockholders                       $ 2,175                $ 2,061
                                                                 ====================================


 Net earnings per common share:
   Basic                                                              $   .16                $   .15
   Diluted                                                            $   .16                $   .15

 Weighted average common shares outstanding:
   Basic                                                               13,231                 13,566
   Diluted                                                             13,231                 13,569


                            See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                   Three months ended
                                                                                       April 30,
                                                                             ------------------------------
                                                                                 2000                1999
                                                                             ------------------------------
Cash flows from operating activities:
Net earnings                                                                    $3,455              $3,343
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                                2,503               2,505
    Deferred income taxes                                                           57               1,372
    Gain on dispositions of real estate                                           (518)               (480)
Changes in assets and liabilities, net of effect of
    acquisitions and dispositions:
    Mortgages and accounts receivable                                              276                 (57)
    Recoveries from state underground storage tank funds                        (1,870)                221
    Prepaid expenses and other assets                                              545                 909
    Accounts payable and accrued expenses                                       (2,553)             (1,876)
    Environmental remediation costs                                              1,291              (2,748)
    Income taxes payable                                                         1,631                 439
                                                                             ------------------------------

          Net cash provided by operating activities                              4,817               3,628
                                                                             ------------------------------

Cash flows from investing activities:
    Capital expenditures                                                          (267)             (2,853)
    Property acquisitions                                                         (155)             (3,894)
    Proceeds from dispositions of real estate                                      597               1,263
                                                                             ------------------------------

          Net cash provided by (used in) investing activities                      175              (5,484)
                                                                             ------------------------------

Cash flows from financing activities:
    Borrowings under credit lines                                                8,400               5,300
    Repayment of mortgages payable                                              (1,543)             (1,108)
    Cash dividends                                                              (3,270)             (2,639)
    Purchase of common and preferred stock for treasury                         (8,699)                  -
                                                                             ------------------------------

          Net cash provided by (used in) financing activities                   (5,112)              1,553
                                                                             ------------------------------

Net decrease in cash and equivalents                                              (120)               (303)
Cash and equivalents at beginning of period                                        651                 657
                                                                             ------------------------------

Cash and equivalents at end of period                                           $  531              $  354
                                                                             ==============================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
          Interest                                                              $1,116              $  621
          Income taxes, net                                                        257                 605

                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

2. Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 3,000 shares for the quarter ended April 30, 1999.

     For the quarters ended April 30, 2000 and 1999, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 2000 is as follows (in thousands, except per share amounts):


                                                                                         Preferred         Common
                                                                                         Stock Held      Stock Held
                                     Preferred    Common      Paid-in      Retained     in Treasury,    in Treasury,
                                       Stock       Stock      Capital      Earnings       at Cost         at Cost         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000             $72,220       $136       $67,036      $3,114          ($14)           ($681)      $141,811

Net earnings                                                                 3,455                                         3,455

Cash dividends:
  Common -- $.15 per share                                                  (1,990)                                       (1,990)
  Preferred -- $.44375 per share                                            (1,280)                                       (1,280)

Purchase of preferred stock
 for treasury                                                                                (77)                            (77)

Purchase of common stock
for treasury, net                                                                                          (8,622)        (8,622)
----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2000               $72,220       $136       $67,036      $3,299          ($91)         ($9,303)      $133,297
==================================================================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to its stockholders on March 21, 1997. Our financial results largely depend on rental income from Marketing and other lessees and sublessees. Therefore, our financial results are materially dependent upon the ability of Marketing to meet its lease obligations; however, we do not anticipate that Marketing will have difficulty making rental payments in the foreseeable future.

Results of Operations

     Revenues from rental properties for the quarter ended April 30, 2000 was $14.7 million, which was comparable to the quarter ended April 30, 1999. Approximately $14.1 million of these rentals for each of the quarters were from properties leased to Marketing under master lease agreements.

     Other income was $.7 million for the quarter ended April 30, 2000, which was comparable to the quarter ended April 30, 1999.

     Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $3.1 million for each of the quarters ended April 30, 2000 and 1999.

     Environmental expenses for the quarter ended April 30, 2000 were $2.5 million as compared with $2.2 million for the quarter ended April 30, 1999. The current quarter included a change in estimated remediation costs of $2.3 million as compared to $2.0 million during the prior year quarter. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites where remediation is ongoing. As of April 30, 2000, we had accrued $27.7 million as management's best estimate for future environmental remediation costs and had recorded $11.8 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in our financial statements as they become known.

     General and administrative expenses for the quarter ended April 30, 2000 were $.5 million, a decrease of $.7 million as compared with the quarter ended April 30, 1999. The decrease was primarily due to a reduction in employee related expenses, lower retrospective insurance charges relating to the spun-off petroleum marketing business and lower legal fees. Included in general and administrative expenses for the quarters ended April 30, 2000 and 1999 are $159,000 and $227,000 respectively, of net fees paid to Marketing for certain administrative and technical services performed under a services agreement.

     Depreciation and amortization was $2.5 million for each of the quarters ended April 30, 2000 and 1999.

     Interest expense for the three months ended April 30, 2000 was $.8 million as compared with $.6 million for the quarter ended April 30, 1999. The increase was principally due to higher average borrowings under credit lines and higher interest rates.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flows from our business and short-term uncommitted lines of credit with two banks. Management believes that cash requirements for our business, including capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and credit lines. As of April 30, 2000, we had lines of credit amounting to $30 million, of which $23.2 million was utilized for short-term borrowings and $2.4 million in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.0% or 1.1%. The lines of credit are subject to renewal at the discretion of the banks. Although we expect that the existing sources of liquidity will be sufficient to meet our expected business and debt service requirements, we may be required to obtain additional sources of capital in the future, which we believe are available.

     During the quarters ended April 30, 2000 and 1999, the Board of Directors declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.15 and $.10 per share, respectively. These dividends aggregated $3.3 million and $2.6 million for the quarters ended April 30, 2000 and 1999, respectively.

     In March 2000, the Board of Directors approved the purchase of up to an aggregate of 500,000 shares of the Company's common and preferred stock. As of April 30, 2000, we purchased 459,856 shares of common stock and 330 shares of preferred stock at an aggregate cost of $5.8 million. In May 2000, we completed this stock buyback program which resulted in the purchase of an additional 33,814 shares of common stock and 6,000 shares of preferred stock at an additional cost of $.5 million.

     Capital expenditures for the quarter ended April 30, 2000 were $.3 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. These expenditures and certain environmental liabilities and obligations continue to be our responsibility after the spin-off.

     During the quarter ended April 30, 2000, the Company acquired one property located in New York.

Special Factors Regarding Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; and our expectations as to the cost of completing environmental remediation.

     As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock prices. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in filings with the Securities and Exchange Commission.

     You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  June 12, 2000                       BY: /s/ John J. Fitteron
                                               ----------------------
                                                    (Signature)
                                               JOHN J. FITTERON
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


Dated:  June 12, 2000                       BY: /s/ Leo Liebowitz
                                               ----------------------
                                                    (Signature)
                                               LEO LIEBOWITZ
                                               President and Chief Executive
                                               Officer