Form 10-Q
period 2000-07-31
GETTY REALTY CORP /MD/
filed 2000-09-13
CIK 1052752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended JULY 31, 2000                 Commission file number 001-13777
                  -------------                                        ---------

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                         11-3412575
------------------------------------                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                        11753
---------------------------------------                        -----
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

Registrant had outstanding 12,679,987 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of September 5, 2000.



================================================================================

                               GETTY REALTY CORP.

                                      INDEX


Part I.  FINANCIAL INFORMATION                                                                 Page Number
------------------------------                                                                 -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 2000 and
  January 31, 2000                                                                                     1

 Consolidated Statements of Operations for the three and six
  months ended July 31, 2000 and 1999                                                                  2

 Consolidated Statements of Cash Flows for the six months ended
  July 31, 2000 and 1999                                                                               3

 Notes to Consolidated Financial Statements                                                          4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                6 - 9

Part II.  OTHER INFORMATION
---------------------------
Item 5.  Other Information                                                                             10

Item 6.  Exhibits and Reports on Form 8-K                                                              10

Signatures                                                                                             10

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                                                                July 31,             January 31,
       Assets:                                                                                    2000                  2000
                                                                                              -----------           ------------
                                                                                              (unaudited)

       Real Estate:
             Land                                                                                $135,463                $136,039
             Buildings and improvements                                                           178,824                 179,963
                                                                                                 --------                --------
                                                                                                  314,287                 316,002
              Less - accumulated depreciation and amortization                                     77,952                  74,502
                                                                                                 --------                --------
       Real estate, net                                                                           236,335                 241,500
       Cash and equivalents                                                                           521                     651
       Mortgages and accounts receivable, net                                                       5,872                   6,024
       Recoveries from state underground storage tank funds                                        10,846                   9,883
       Prepaid expenses and other assets                                                            2,762                   2,694
                                                                                                 --------                --------
                 Total assets                                                                    $256,336                $260,752
                                                                                                 ========                ========
       Liabilities and Stockholders' Equity:

       Borrowings under credit lines                                                              $25,800                 $14,800
       Mortgages payable                                                                           26,439                  29,193
       Accounts payable and accrued expenses                                                       10,056                  12,440
       Environmental remediation costs                                                             25,242                  26,424
       Deferred income taxes                                                                       36,877                  36,084
                                                                                                 --------                --------
                Total liabilities                                                                 124,414                 118,941
                                                                                                 --------                --------
       Stockholders' equity:
            Preferred stock, par value $.01 per share; authorized
              20,000,000 shares for issuance in series of which
              3,000,000 shares are classified as Series A Participating
              Convertible Redeemable Preferred; issued 2,888,798 at
              July 31, 2000 and January 31, 2000                                                   72,220                  72,220

            Common stock, par value $.01 per share; authorized
              50,000,000 shares; issued 13,567,335 at July 31, 2000
              and January 31, 2000                                                                    136                     136

            Paid-in capital                                                                        67,036                  67,036
            Retained earnings                                                                       3,366                   3,114
            Preferred stock held in treasury, at cost (17,730 shares
              at July 31, 2000 and 700 shares at January 31, 2000)                                  (329)                    (14)

            Common stock held in treasury, at cost (862,648 shares
              at July 31, 2000 and 59,916 shares at January 31, 2000)                            (10,507)                   (681)
                                                                                                 --------                --------

                Total stockholders' equity                                                        131,922                 141,811
                                                                                                 --------                --------

                Total liabilities and stockholders' equity                                       $256,336                $260,752
                                                                                                 ========                ========






                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              Three months ended July 31,     Six months ended July 31,
                                                              ---------------------------     -------------------------
                                                                  2000            1999          2000           1999
                                                              ------------      ---------     ----------      ---------

Revenues:
  Revenues from rental properties                                  $14,700       $14,666       $29,425         $29,426
  Other income                                                         185         1,731           853           2,391
                                                                   -------       -------       -------         -------
                                                                    14,885        16,397        30,278          31,817
                                                                   -------       -------       -------         -------
Rental property expenses                                             3,064         3,031         6,127           6,099
Environmental expenses                                               1,688         1,970         4,163           4,179
General and administrative expenses                                  1,076         1,640         1,625           2,895
Depreciation and amortization                                        2,503         2,737         5,006           5,242
Interest expense                                                       980           669         1,780           1,293
                                                                   -------       -------       -------         -------
                                                                     9,311        10,047        18,701          19,708
                                                                   -------       -------       -------         -------

Earnings before  provision for income taxes                          5,574         6,350        11,577          12,109

Provision for income taxes                                           2,317         2,664         4,865           5,080
                                                                   -------       -------       -------         -------
Net earnings                                                         3,257         3,686         6,712           7,029

Preferred stock dividends                                            1,275         1,282         2,555           2,564
                                                                   -------       -------       -------         -------

Net earnings applicable to common stockholders                      $1,982        $2,404        $4,157          $4,465
                                                                   =======       =======       =======         =======

Net earnings per common share:
     Basic                                                            $.16          $.18          $.32            $.33
     Diluted                                                          $.16          $.18          $.32            $.33


Weighted average common shares outstanding:
     Basic                                                          12,767        13,567        12,996          13,567
     Diluted                                                        12,767        13,570        12,997          13,569




                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Six months ended
                                                                                    July 31,
                                                                          ---------------------------
                                                                            2000               1999
                                                                          --------           --------

Cash flows from operating activities:
Net earnings                                                               $6,712              $7,029
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                           5,006               5,242
    Deferred income taxes                                                     793               3,557
    Gain on dispositions of real estate                                      (525)               (884)
Changes in assets and liabilities, net of effect of
     acquisitions and dispositions:
    Mortgages and accounts receivable                                         152               1,156
    Recoveries from state underground storage tank funds                     (963)                448
    Prepaid expenses and other assets                                        (122)                820
    Accounts payable and accrued expenses                                  (2,384)             (4,409)
    Environmental remediation costs                                        (1,182)             (5,049)
    Income taxes payable                                                        -                (786)
                                                                          -------              ------
         Net cash provided by operating activities                          7,487               7,124
                                                                          -------              ------
Cash flows from investing activities:
    Capital expenditures                                                     (506)             (3,557)
    Property acquisitions                                                    (155)             (6,873)
    Proceeds from dispositions of real estate                               1,399               2,928
                                                                          -------              ------
          Net cash provided by (used in) investing activities                 738              (7,502)
                                                                          -------              ------
Cash flows from financing activities:
    Borrowings under credit lines                                          11,000               9,000
    Repayment of mortgages payable                                         (2,754)             (3,462)
    Cash dividends                                                         (6,460)             (5,278)
    Purchase of common and preferred stock for treasury                   (10,141)                  -
    Stock options                                                               -                  15
                                                                          -------              ------
          Net cash provided by (used in) financing activities              (8,355)                275
                                                                          -------              ------
Net decrease in cash and equivalents                                         (130)               (103)
Cash and equivalents at beginning of period                                   651                 657
                                                                          -------              ------
Cash and equivalents at end of period                                        $521                $554
                                                                          =======              ======

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                            $2,086              $1,291
        Income taxes, net                                                    4,193               2,309




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

2.  Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 3,000 shares for the quarter ended July 31, 1999 and 1,000 shares and 2,000 shares for the six months ended July 31, 2000 and 1999, respectively.

     For the quarters and six months ended July 31, 2000 and 1999, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

3.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 2000 is as follows (in thousands, except per share amounts):



                                                                             Preferred        Common
                                                                             Stock Held     Stock Held
                               Preferred     Common     Paid-in    Retained  in Treasury,   in Treasury,
                                 Stock       Stock      Capital    Earnings   at Cost       at Cost            Total
                               -----------   --------   --------   --------  ------------   ------------     ----------
Balance, January 31, 2000         $72,220        $136    $67,036     $3,114      ($14)          ($681)        $141,811

Net earnings                                                          6,712                                      6,712

Cash dividends:
    Common -- $.30 per share                                         (3,905)                                    (3,905)
    Preferred -- $.8875 per share                                    (2,555)                                    (2,555)


Purchase of preferred stock
 for treasury                                                                    (315)                            (315)

Purchase of common stock
 for treasury, net                                                                             (9,826)          (9,826)

                               ----------------------------------------------------------------------------------------
Balance, July 31, 2000            $72,220        $136    $67,036     $3,366     ($329)       ($10,507)        $131,922
                               ========================================================================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to the Company's stockholders on March 21, 1997. Our financial results largely depend on rental income from Marketing and other lessees and sublessees. Therefore, our financial results are materially dependent upon the ability of Marketing to meet its lease obligations; however, we do not anticipate that Marketing will have difficulty in making rental payments in the foreseeable future.

Results of Operations - Quarter ended July 31, 2000 compared with quarter ended July 31, 1999

         Revenues from rental properties for the quarter ended July 31, 2000 was $14.7 million, which was comparable to the quarter ended July 31, 1999. Approximately $14.0 million and $14.1 million of these rentals for the quarters ended July 31, 2000 and 1999, respectively, were from properties leased to Marketing under master lease agreements.

         Other income was $.2 million for the quarter ended July 31, 2000 as compared with $1.7 million for the quarter ended July 31, 1999. The quarter ended July 31, 1999 included the settlement of a lawsuit resulting in the elimination of a $1.2 million reserve and $.4 million of higher gains on real estate dispositions.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $3.1 million for the quarter ended July 31, 2000 which was comparable to the $3.0 million for the quarter ended July 31, 1999.

         Environmental expenses for the quarter ended July 31, 2000 were $1.7 million as compared with $2.0 million for the quarter ended July 31, 1999. The current quarter included a change in estimated remediation costs of $1.5 million as compared to $1.0 million during the prior year quarter. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites where remediation is ongoing. The prior year quarter also included $.8 million of higher legal charges related to environmental matters. As of July 31, 2000, we had accrued $25.2 million as management's best estimate for future environmental remediation costs and had recorded $10.8 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in our financial statements as they become known.

         General and administrative expenses for the quarter ended July 31, 2000 were $1.1 million, a decrease of $.6 million as compared with the quarter ended July 31, 1999. The decrease was primarily due to lower legal fees, lower retrospective insurance charges relating to the spun-off petroleum marketing business and lower employee related expenses. Included in general and administrative expenses for the quarters ended July 31, 2000 and 1999 are $159,000 and $205,000, respectively, of net fees paid to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $2.5 million and $2.7 million, respectively, for the quarters ended July 31, 2000 and 1999. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

         Interest expense for the three months ended July 31, 2000 was $1.0 million as compared with $.7 million for the quarter ended July 31, 1999. The increase was principally due to higher average borrowings and higher interest rates.

Results of Operations - Six months ended July 31, 2000 compared with six months ended July 31, 1999

         Revenues from rental properties for each of the six months ended July 31, 2000 and 1999 were $29.4 million. Approximately $28.1 million and $28.2 million of these rentals for the six months ended July 31, 2000 and 1999, respectively, were from properties leased to Marketing under master lease agreements.

         Other income was $.9 million for the six months ended July 31, 2000 as compared with $2.4 million for the six months ended July 31, 1999. The six month period ended July 31, 1999 included the settlement of a lawsuit resulting in the elimination of a $1.2 million reserve, and $.4 million of higher gains on real estate dispositions.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $6.1 million for each of the six months ended July 31, 2000 and 1999.

         Environmental expenses for the six months ended July 31, 2000 were $4.2 million which was comparable to the six months ended July 31, 1999. The current six month period included a change in estimated remediation costs of $3.8 million as compared to $3.0 million during the prior year six month period. The higher change in estimate was offset by $.7 million of lower legal charges related to environmental matters during the current six month period.

         General and administrative expenses were $1.6 million for the six months ended July 31, 2000 as compared with $2.9 million for the six months ended July 31, 1999. The decrease of $1.3 million was primarily due to lower legal fees, lower retrospective insurance charges relating to the spun-off petroleum marketing business, and lower employee related expenses. Included in general and administrative expenses for the six months ended July 31, 2000 and 1999 are $318,000 and $432,000, respectively, of net fees paid to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $5.0 million for the six months ended July 31, 2000, a decrease of $.2 million as compared with the six months ended July 31, 1999 due to assets becoming fully depreciated and real estate dispositions.

         Interest expense for the six months ended July 31, 2000 was $1.8 million as compared with $1.3 million for the six months ended July 31, 1999. The increase in interest expense was principally due to higher average borrowings and higher interest rates.


Liquidity and Capital Resources

         Our principal sources of liquidity are cash flows from our business and short-term uncommitted lines of credit with two banks. Management believes that cash requirements for our business, including capital expenditures and debt service can be met by cash flows from operations, available cash and equivalents and credit lines. As of July 31, 2000, we had lines of credit amounting to $30 million, of which $25.8 million was utilized for short-term borrowings and $2.4 million in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.0% to 1.1%. The lines of credit are subject to renewal at the discretion of the banks. Although we expect that the existing sources of liquidity will be sufficient to meet our expected business and debt service requirements, we may be required to obtain additional sources of capital in the future, which we believe are available.

         During the six months ended July 31, 2000 and 1999, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.15 per share in the year 2000 and $.10 per share in 1999. These dividends aggregated $6.5 million and $5.3 million for the six months ended July 31, 2000 and 1999, respectively.

         Capital expenditures for the six months ended July 31, 2000 were $.5 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. These expenditures and certain environmental liabilities and obligations continue to be our responsibility after the spin-off of Marketing in 1997.

         In June 2000, the Board of Directors approved the purchase of up to an aggregate of 300,000 shares of the Company's common and preferred stock. As of July 31, 2000, we purchased 73,528 shares of common stock and 7,000 shares of preferred stock at an aggregate cost of $.9 million. Since the end of the second quarter, we acquired an additional 30,000 common and preferred shares for $.4 million.

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

                           PART II. OTHER INFORMATION

Item 5.   Other Information

          The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 21, 2001, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           Designation of Exhibit
          in this Quarterly Report
               on Form 10-Q                      Description of Exhibit
          ------------------------               -----------------------

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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  September 13, 2000                BY: /s/ John J. Fitteron
                                             ----------------------------------
                                                    (Signature)
                                              JOHN J. FITTERON
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


Dated: September 13, 2000                 BY: /s/  Leo Liebowitz
                                             ----------------------------------
                                                    (Signature)
                                               LEO LIEBOWITZ
                                                President and Chief Executive
                                                Officer