Form 10-Q
period 2000-10-31
GETTY REALTY CORP /MD/
filed 2000-12-15
CIK 1052752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended OCTOBER 31, 2000            Commission file number 001-13777
                  ----------------                                   ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                        11-3412575
--------------------------------                           ------------
(State or  other jurisdiction of                          (I.R.S. Employer
      Identification No.)                         incorporation or organization)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                                  11753
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)

                                 (516) 338-2600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Registrant had outstanding 12,548,187 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of December 5, 2000.



================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                                 Page Number
------------------------------                                                                 -----------
Item  1. Financial Statements

 Consolidated Balance Sheets as of October 31, 2000 and
  January 31, 2000                                                                                   1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 2000 and 1999                                                        2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 2000 and 1999                                                        3

 Notes to Consolidated Financial Statements                                                        4 - 6

Item  2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                7 - 10

Part II. OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K                                                            11

Signatures                                                                                           12

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

        -------------------------------------------------------------------------------------------------------------------------
                                                                                         October 31,               January 31,
        -------------------------------------------------------------------------------------------------------------------------
        Assets:                                                                             2000                      2000
        -------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
        Real Estate:
              Land                                                                            $135,375                  $136,039
              Buildings and improvements                                                       178,370                   179,963
                                                                                       ----------------          ----------------

                                                                                               313,745                   316,002
               Less - accumulated depreciation and amortization                                 80,040                    74,502
                                                                                       ----------------          ----------------

        Real estate, net                                                                       233,705                   241,500
        Cash and equivalents                                                                       595                       651
        Mortgages and accounts receivable, net                                                   5,260                     6,024
        Recoveries from state underground storage tank funds                                    10,004                     9,883
        Prepaid expenses and other assets                                                        3,780                     2,694
                                                                                       ----------------          ----------------

                  Total assets                                                                $253,344                  $260,752
                                                                                       ================          ================


        -------------------------------------------------------------------------------------------------------------------------
        Liabilities and Stockholders' Equity:
        -------------------------------------------------------------------------------------------------------------------------

        Borrowings under credit lines                                                          $26,600                   $14,800
        Mortgages payable                                                                       25,201                    29,193
        Accounts payable and accrued expenses                                                   10,705                    12,440
        Environmental remediation costs                                                         22,697                    26,424
        Deferred income taxes                                                                   37,942                    36,084
                                                                                       ----------------          ----------------
                 Total liabilities                                                             123,145                   118,941
                                                                                       ----------------          ----------------

        Stockholders' equity:
             Preferred stock, par value $.01 per share; authorized
               20,000,000 shares for issuance in series of which
               3,000,000 shares are classified as Series A Participating
               Convertible Redeemable Preferred; issued 2,888,798 at
               October 31, 2000 and January 31, 2000                                            72,220                    72,220
             Common stock, par value $.01 per share; authorized
               50,000,000 shares; issued 13,567,335 at October 31, 2000
               and January 31, 2000                                                                136                       136
             Paid-in capital                                                                    67,036                    67,036
             Retained earnings                                                                   3,334                     3,114
             Preferred stock held in treasury, at cost (23,030 shares
               at October 31, 2000 and 700 shares at January 31, 2000)                            (430)                      (14)
             Common stock held in treasury, at cost (1,000,648 shares
               at October 31, 2000 and 59,916 shares at January 31, 2000)                      (12,097)                     (681)
                                                                                       ----------------          ----------------
                 Total stockholders' equity                                                    130,199                   141,811
                                                                                       ----------------          ----------------
                 Total liabilities and stockholders' equity                                   $253,344                  $260,752
                                                                                       ================          ================


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

       -----------------------------------------------------------------------------------------------------------------------
                                                        Three months ended October 31,         Nine months ended October 31,
       -----------------------------------------------------------------------------------------------------------------------
                                                          2000                  1999             2000                   1999
       -----------------------------------------------------------------------------------------------------------------------
       Revenues:
         Revenues from rental properties               $ 14,580              $ 14,628         $ 44,005               $ 44,054
         Other income                                       326                 2,530            1,179                  4,921
                                                       -------------------------------        --------------------------------
                                                         14,906                17,158           45,184                 48,975
                                                       -------------------------------        --------------------------------

       Rental property expenses                           2,913                 2,986            9,040                  9,085
       Environmental expenses                             2,261                 1,672            6,424                  5,851
       General and administrative expenses                  921                 1,536            2,546                  4,431
       Depreciation and amortization                      2,436                 2,552            7,442                  7,794
       Interest expense                                     978                   702            2,758                  1,995
                                                       -------------------------------        --------------------------------
                                                          9,509                 9,448           28,210                 29,156
                                                       -------------------------------        --------------------------------

       Earnings before  provision for income taxes        5,397                 7,710           16,974                 19,819

       Provision for income taxes                         2,272                 3,250            7,137                  8,330
                                                       -------------------------------        --------------------------------

       Net earnings                                       3,125                 4,460            9,837                 11,489

       Preferred stock dividends                          1,272                 1,282            3,827                  3,846
                                                       -------------------------------        --------------------------------

       Net earnings applicable to common stockholders  $  1,853              $  3,178         $  6,010               $  7,643
                                                       ===============================        ================================


       Net earnings per common share:
            Basic                                      $    .15              $    .23         $    .47               $    .56
            Diluted                                    $    .15              $    .23         $    .47               $    .56

       Weighted average common shares outstanding:
            Basic                                        12,643                13,567           12,878                 13,567
            Diluted                                      12,644                13,570           12,878                 13,569








                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Nine months ended
                                                                                                  October 31,
                                                                                  -----------------------------------------
                                                                                          2000                     1999
                                                                                          ----                     ----
Cash flows from operating activities:
Net earnings                                                                           $  9,837                  $  11,489
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                                                         7,442                      7,794
    Deferred income taxes                                                                 1,858                      5,563
    Gain on dispositions of real estate                                                    (578)                    (3,280)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
    Mortgages and accounts receivable                                                       764                      1,068
    Recoveries from state underground storage tank funds                                   (121)                     1,120
    Prepaid expenses and other assets                                                    (1,164)                       482
    Accounts payable and accrued expenses                                                (1,735)                    (5,372)
    Environmental remediation costs                                                      (3,727)                    (6,180)
    Income taxes payable                                                                      0                       (134)
                                                                                  -----------------------------------------

          Net cash provided by operating activities                                      12,576                     12,550
                                                                                  -----------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                   (665)                    (4,355)
    Property acquisitions                                                                  (155)                    (9,684)
    Proceeds from dispositions of real estate                                             1,829                      6,025
                                                                                  -----------------------------------------

          Net cash provided by (used in) investing activities                             1,009                     (8,014)
                                                                                  -----------------------------------------

Cash flows from financing activities:
    Borrowings under credit lines                                                        11,800                      8,000
    Repayment of mortgages payable                                                       (3,992)                    (4,618)
    Cash dividends                                                                       (9,617)                    (7,917)
    Purchase of common and preferred stock for treasury                                 (11,832)                         0
    Stock options                                                                             0                         15
                                                                                  -----------------------------------------

          Net cash used in financing activities                                         (13,641)                    (4,520)
                                                                                  -----------------------------------------

Net increase (decrease) in cash and equivalents                                             (56)                        16
Cash and equivalents at beginning of period                                                 651                        657
                                                                                  -----------------------------------------

Cash and equivalents at end of period                                                  $    595                  $     673
                                                                                  =========================================


Supplemental disclosures of cash flow information
Cash paid during the period for:
        Interest                                                                       $  3,063                  $   1,994
        Income taxes, net                                                                 6,458                      2,901


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

2.  Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 1,000 and 3,000 shares for the quarters ended October 31, 2000 and 1999, respectively, and 2,000 shares for the nine months ended October 31, 1999.

     For the quarters and nine months ended October 31, 2000 and 1999, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

3.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 2000 is as follows (in thousands, except per share amounts):

                                                                                      Preferred           Common
                                                                                      Stock Held        Stock Held
                                     Preferred    Common     Paid-in    Retained     in Treasury,      in Treasury,
                                       Stock      Stock      Capital    Earnings        at Cost            at Cost         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2000             $72,220       $136      $67,036    $3,114          ($14)             ($681)          $141,811

Net earnings                                                              9,837                                               9,837

Cash dividends:
    Common -- $.45 per share                                             (5,790)                                             (5,790)
    Preferred -- $1.3313 per share                                       (3,827)                                             (3,827)

Purchase of preferred stock
 for treasury                                                                            (416)                                 (416)

Purchase of common stock
 for treasury, net                                                                                       (11,416)           (11,416)
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000             $72,220       $136      $67,036    $3,334         ($430)          ($12,097)          $130,199
====================================================================================================================================



4.  Subsequent events:

     On December 9, 2000, a subsidiary of OAO Lukoil, Russia's largest vertically integrated oil company, acquired approximately 72% of the outstanding common stock of Getty Petroleum Marketing Inc. ("Marketing"), the Company's principal tenant. The subsidiary will acquire the remaining equity of the tenant during the first calendar quarter of 2001. In connection with that transaction, we entered into a Consolidated, Amended and Restated Master Lease Agreement (the "Amended Lease Agreement"), with Marketing, which became effective on December 9, 2000.

     The Amended Lease Agreement provides, among other things, for a new noncancellable initial term of 15 years plus renewal options extending to 2049, and an immediate rent increase of 4% with annual 2% escalations thereafter. In addition, the Amended Lease Agreement contains new provisions providing for the exercise of lease term renewals on an "all or nothing" basis.

     Certain financial obligations of Marketing under the Amended Lease Agreement, for at least the initial three years, are guaranteed by OAO Lukoil (subject to the receipt of necessary regulatory approvals) and an Austrian subsidiary of OAO Lukoil.

     We have also agreed to provide limited environmental indemnification to Marketing with respect to terminals and compliance of the properties with local laws (with our aggregate indemnification liability not to exceed $5.6 million), as well as certain customary representations about the Amended Lease Agreement and the properties.

     The provisions of the Amended Lease Agreement, which became effective on December 9, 2000, may have caused a default under the Amended and Restated Loan Agreement dated as of October 31, 1995, as amended, between one of our wholly-owned subsidiaries, Power Test Realty Company Limited Partnership, and Fleet National Bank (the "Loan Agreement"). In connection therewith, on November 2, 2000, we obtained a waiver of any such default for a period of 90 days. On December 7, 2000, we were advised by the lenders under the Loan Agreement that they will not approve the Amended Lease Agreement prior to expiration of such 90 day period on January 31, 2001, and accordingly we would be in default under the Loan Agreement at that time unless the Lenders agree to an extension of the waiver. As of December 12, 2000, $21.0 million was outstanding under the Loan Agreement, which is secured by mortgage liens on up to 265 of our fee owned properties. We presently intend to refinance the outstanding balance under the Loan Agreement, although there can be no assurance such refinancing can be accomplished in a timely manner or on commercially reasonable terms. We have agreed to indemnify Marketing for any loss with respect to the properties on which there are mortgage liens as a result of actions taken by the lenders under the Loan Agreement.

     On December 12, 2000, our Board of Directors approved a change in our fiscal year end to December 31 from January 31. The change will result in an eleven month accounting period ending December 31, 2000.

     On December 13, 2000, the Company announced that John J. Fitteron, Senior Vice President, Treasurer and Chief Financial Officer, has decided to leave the Company effective January 31, 2001. Mr. Fitteron will receive severance payments as contemplated by his existing agreements with the Company. Mr. Fitteron has agreed to provide future consulting services to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company is a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company leases most of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to the Company's stockholders on March 21, 1997. On December 9, 2000, a subsidiary of OAO Lukoil, Russia's largest vertically integrated oil company, acquired approximately 72% of the outstanding common stock of Marketing and will acquire the remaining equity of Marketing during the first calendar quarter of 2001. The Company's financial results are materially dependent upon the ability of Marketing to meet its lease obligations; however, the Company does not anticipate that Marketing will have difficulty making all required rental payments in the foreseeable future.

Results of Operations - Quarter ended October 31, 2000 compared with quarter ended October 31, 1999

         Revenues from rental properties for the quarter ended October 31, 2000 were $14.6 million, which was comparable to the quarter ended October 31, 1999. Approximately $13.9 million and $14.0 million of these rentals for the quarters ended October 31, 2000 and 1999, respectively, were from properties leased to Marketing under master lease agreements.

         Other income was $.3 million for the quarter ended October 31, 2000 as compared with $2.5 million for the quarter ended October 31, 1999. The decrease in other income was principally due to lower gains on real estate dispositions.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $2.9 million for the quarter ended October 31, 2000, which was comparable to the $3.0 million for the quarter ended October 31, 1999.

         Environmental expenses for the quarter ended October 31, 2000 were $2.3 million as compared with $1.7 million for the quarter ended October 31, 1999. The current quarter included a change in estimated remediation costs of $1.5 million as compared to $1.4 million during the prior year quarter. These charges are the result of contamination discovered during work performed to meet certain federal underground storage tank standards and revisions to estimates at other sites where remediation is ongoing. The current quarter also included a $.7 million charge related to environmental litigation. As of October 31, 2000, we had accrued $22.7 million as management's best estimate for future environmental remediation costs and had recorded $10.0 million as management's best estimate for recoveries from state underground storage tank remediation funds. Such accruals are reviewed on a regular basis and any revisions thereto are reflected in our financial statements as they become known.

         General and administrative expenses for the quarter ended October 31, 2000 were $.9 million, a decrease of $.6 million as compared with the quarter ended October 31, 1999. The decrease was primarily due to $.7 million lower retrospective insurance charges relating to the spun-off petroleum marketing business. Included in general and administrative expenses for each of the quarters ended October 31, 2000 and 1999 are $158,000 of net fees paid to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $2.4 million and $2.6 million, respectively, for the quarters ended October 31, 2000 and 1999. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

         Interest expense for the three months ended October 31, 2000 was $1.0 million as compared with $.7 million for the quarter ended October 31, 1999. The increase was principally due to higher average borrowings and higher interest rates.

Results of Operations - Nine months ended October 31, 2000 compared with nine months ended October 31, 1999

         Revenues from rental properties for the nine months ended October 31, 2000 and 1999 were $44.0 and $44.1 million, respectively. Approximately $42.1 million and $42.2 million of these rentals for the nine months ended October 31, 2000 and 1999, respectively, were from properties leased to Marketing under master lease agreements.

         Other income was $1.2 million for the nine months ended October 31, 2000 as compared with $4.9 million for the nine months ended October 31, 1999. The nine month period ended October 31, 1999 included the settlement of a lawsuit resulting in the elimination of a $1.2 million reserve, and $2.7 million of higher gains on real estate dispositions.

         Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $9.0 million for the nine months ended October 31, 2000, which was comparable to the $9.1 million for the nine months ended October 31, 1999.

         Environmental expenses were $6.4 million for the nine months ended October 31, 2000 as compared with $5.9 million for the nine months ended October 31, 1999. The current nine month period included a change in estimated remediation costs of $5.3 million as compared to $4.4 million during the prior year nine month period. The higher change in estimate was offset by lower legal charges and professional fees related to environmental matters during the current nine month period.

         General and administrative expenses were $2.5 million for the nine months ended October 31, 2000 as compared with $4.4 million for the nine months ended October 31, 1999. The decrease of $1.9 million was primarily due to $1.1 million lower retrospective insurance charges relating to the spun-off petroleum marketing business, and $.3 million of lower employee related expenses and $.2 million of lower legal fees. Included in general and administrative expenses for the nine months ended October 31, 2000 and 1999 are $476,000 and $590,000, respectively, of net fees paid to Marketing for certain administrative and technical services performed under a services agreement.

         Depreciation and amortization was $7.4 million for the nine months ended October 31, 2000, a decrease of $.4 million as compared with the nine months ended October 31, 1999 due to assets becoming fully depreciated and real estate dispositions.

         Interest expense for the nine months ended October 31, 2000 was $2.8 million as compared with $2.0 million for the nine months ended October 31, 1999. The increase in interest expense was principally due to higher average borrowings and higher interest rates.

Liquidity and Capital Resources

         On December 9, 2000, our Amended Lease Agreement with Marketing, our largest tenant, became effective. The provisions of the Amended Lease Agreement may have caused a default under the Amended and Restated Loan Agreement dated as of October 31, 1995, as amended, between one of our wholly-owned subsidiaries, Power Test Realty Company Limited Partnership, and Fleet National Bank (the "Loan Agreement"). In connection therewith, on November 2, 2000, we obtained a waiver of any such default for a period of 90 days. On December 7, 2000, we were advised by the lenders under the Loan Agreement that they will not approve the Amended Lease Agreement prior to the expiration of such 90 day period on January 31, 2001, and accordingly we would be in default under the Loan Agreement at such time unless the Lenders agree to an extension of the waiver. As of December 12, 2000, $21.0 million was outstanding under the Loan Agreement, which is secured by mortgage liens on up to 265 of our fee owned properties. We presently intend to refinance the outstanding balance under the Loan Agreement, although there can be no assurance such refinancing can be accomplished in a timely manner or on commercially reasonable terms. We have agreed to indemnify Marketing for any loss with respect to the properties on which there are mortgage liens as a result of actions taken by the lenders under the Loan Agreement.

         On December 12, 2000, our Board of Directors approved a change in our fiscal year end to December 31 from January 31. The change will result in an eleven month accounting period ending December 31, 2000. The Board of Directors also indicated that the Company will continue to evaluate the merits of converting to a Real Estate Investment Trust ("REIT") in 2001.

         Our principal sources of liquidity are cash flows from our business and short-term uncommitted lines of credit with two banks. Management believes that cash requirements for our business, including capital expenditures, can be met by cash flows from operations, available cash and equivalents and credit lines. As of October 31, 2000, we had lines of credit amounting to $35 million, of which $26.6 million was utilized for short-term borrowings and $2.4 million in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.0% to 1.1%. The lines of credit are subject to renewal at the discretion of the banks. Although we expect that the existing sources of liquidity will be sufficient to meet our expected business requirements, we will be required to obtain additional sources of capital in the future in order to refinance the Loan Agreement and in connection with any potential REIT conversion.

         During the nine months ended October 31, 2000 and 1999, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly common stock dividends of $.15 per share in the year 2000 and $.10 per share in 1999. These dividends aggregated $9.6 million and $7.9 million for the nine months ended October 31, 2000 and 1999, respectively.

         Capital expenditures for the nine months ended October 31, 2000 were $.7 million, primarily related to the replacement of underground storage tanks and vapor recovery facilities at gasoline stations. These expenditures and certain environmental liabilities and obligations continue to be our responsibility after the spin-off of Marketing in 1997.

         In June 2000, the Board of Directors approved the purchase of up to an aggregate of 300,000 shares of the Company's common and preferred stock. As of October 31, 2000, we purchased 211,528 shares of common stock and 12,300 shares of preferred stock at an aggregate cost of $2.6 million. Since the end of the third quarter, we acquired an additional 18,500 common shares for $.2 million.

Special Factors Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a lessee and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; our need to refinance the Loan Agreement with Fleet National Bank; and our expectations as to the cost of completing environmental remediation.

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

           Designation of Exhibit
           in this Quarterly Report
                 on Form 10-Q        Description of Exhibit

                     10.21(a) Consolidated, Amended and Restated Master Lease, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                     10.23(a) Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                     10.23(b) Trademark License Agreement, dated November 2, 2000, between Getty TM Corp. and Getty Petroleum Marketing Inc.

                     10.30 Environmental Indemnity Agreement dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                      27               Financial Data Schedule

           (b)  Reports filed on Form 8-K:

           Registrant filed a Current Report on Form 8-K dated November 2, 2000 reporting under Item 5. Other Events, that the Company's principal lessee, Getty Petroleum Marketing Inc.("Marketing") had entered into an Agreement and Plan of Merger with OAO LUKOIL and certain of its subsidiaries (collectively, "Lukoil"), pursuant to which Lukoil agreed to acquire all of the outstanding common stock of Marketing at a price of $5.00 per share; and that on November 2, 2000, the Company's subsidiaries also entered into a Consolidated, Amended and Restated Master Lease and related agreements with Marketing, which became effective upon successful completion of Lukoil's tender offer on December 9, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)



Dated:  December 15, 2000               BY: /s/ John J. Fitteron
                                           ---------------------
                                             (Signature)
                                           JOHN J. FITTERON
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Dated:  December 15, 2000               BY: /s/ Leo Liebowitz
                                           --------------
                                             (Signature)
                                           LEO LIEBOWITZ
                                           President and Chief Executive
                                           Officer

                                 EXHIBIT INDEX

                    Exhibit No.        Description of Exhibit

                     10.21(a) Consolidated, Amended and Restated Master Lease, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                     10.23(a) Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                     10.23(b) Trademark License Agreement, dated November 2, 2000, between Getty TM Corp. and Getty Petroleum Marketing Inc.

                     10.30 Environmental Indemnity Agreement dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.

                     27                Financial Data Schedule