Form 10KT405
period 2000-12-31
GETTY REALTY CORP /MD/
filed 2001-03-30
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 OR

 X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the transition period FEBRUARY 1, 2000 to DECEMBER 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
           Title of each class                             which registered
           -------------------                          ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (6,728,973 shares of common stock and 1,720,120 shares of preferred stock) of the Company was $133,490,315 as of March 13, 2001.

The registrant had outstanding 12,548,287 shares of common stock and 2,865,768 shares of preferred stock as of March 13, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE


                 Document                                      Part of Form 10-K
                 --------                                      -----------------

Annual Report to Stockholders for the year
 ended December 31, 2000 (the "Annual Report")
 (pages 6 through 28).                                                II

Definitive Proxy Statement for the 2001 Annual Meeting
 of Stockholders (the "Proxy Statement") which will be
 filed by the registrant on or prior to 120 days following
 the end of the registrant's year ended December 31, 2000
 pursuant to Regulation 14A.                                         III

                                     PART I
Item 1.  Business

General

Getty Realty Corp. is one of the largest real estate companies in the U. S. specializing in the ownership, leasing and management of gasoline station/convenience store properties. Prior to the 1997 spin-off of our petroleum marketing business, we were also one of the nation's largest independent marketers of petroleum products, serving retail and wholesale customers through a distribution and marketing network of Getty(R) and other branded retail outlets (also referred to as service stations) located in 13 states in the eastern half of the United States.

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

Reorganization

On January 30, 1998, we reorganized as a Maryland corporation. At that time, Getty Realty Corp., a Delaware corporation, changed its name to Getty Properties Corp. and became a wholly-owned subsidiary of our new Maryland company. When we refer to the Company, we mean Getty Realty Corp., a Maryland corporation, and for periods prior to January 30, 1998, we mean Getty Realty Corp., a Delaware corporation (also referred to as "Old Getty"). In connection with the reorganization, stockholders of Old Getty received one share of common stock of the Company for each share of Old Getty's common stock tendered for exchange. Our Company's common stock is listed on the New York Stock Exchange under the symbol GTY.

Merger with Power Test Investors Limited Partnership and Issuance of Preferred Stock

On January 30, 1998, we acquired Power Test Investors Limited Partnership (the "Partnership"), as a result of which we acquired fee title to 295 properties which Old Getty had previously leased from the Partnership. See "Item 2. Properties" below. In that transaction, 2,888,798 shares of our Series A Participating Convertible Redeemable Preferred Stock, $.01 par value, ("Preferred Stock") were issued to the former unitholders of the Partnership and to CLS General Partnership Corp., the Partnership's former general partner. On February 11, 1998, the Preferred Stock commenced trading on the New York Stock Exchange under the symbol GTY PrA.

Change In Year-End

On December 12, 2000, the Company's Board of Directors approved a change in the fiscal year end to December 31 from January 31. The change resulted in an eleven-month accounting period ended December 31, 2000.

Real Estate Business

We specialize in the ownership and leasing of properties in the petroleum industry, an industry in which we have substantial knowledge and expertise. In view of current conditions in both the financial markets and retail gasoline service station real estate markets, we have decided to focus primarily on managing our existing portfolio of gasoline service stations, terminals and related properties in a more cost effective manner, and to utilize free cash flow and capital resources to increase dividend payments to shareholders.

On February 1, 1997, prior to the Spinoff, we entered into a Master Lease Agreement with Marketing. On November 2, 2000, Marketing agreed to be acquired by a subsidiary of OAO Lukoil ("Lukoil"), a Russian open joint stock company and Russia's largest vertically integrated oil company. On December 8, 2000, Lukoil acquired approximately 72% of the outstanding common stock of Marketing in a tender offer and acquired by merger the remaining common stock of Marketing on January 25, 2001.

In connection with Lukoil's acquisition of Marketing, Getty entered into modifications to several of its agreements with Marketing which became effective on December 9, 2000. Getty and Marketing entered into an amended and restated Master Lease Agreement (the "Master Lease") with respect to 989 service station and convenience store properties and 9 distribution terminals and bulk plants. The Master Lease has an extended initial term of fifteen years (or periods ranging from one to fifteen years with respect to approximately 335 properties leased by Getty from third parties), and generally provides Marketing with renewal options extending to 2048 (or with respect to such leased properties, such shorter period as the underlying lease may provide). The Master Lease now provides for a 4% rent increase which became effective December 9, 2000, and annual 2% escalations thereafter. In addition, the Master Lease contains new provisions providing for the exercise of renewal options on an "all or nothing" basis. The Master Lease is a "triple-net" lease, so Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. We anticipate that we will receive, during 2001, net lease payments from Marketing aggregating approximately $57.5 million. Getty has agreed to provide limited environmental indemnification to Marketing with respect to six leased terminals, and limited indemnification relating to compliance of properties with local laws. Getty's aggregate indemnification liability for these items is capped at a maximum of $5.6 million. Under the Master Lease, Getty continues to have additional ongoing environmental remediation obligations for certain scheduled sites.

We received lease payments from Marketing aggregating approximately $51.5 million (or 96% of the $53.9 million total revenues we received from all of our rental properties) during the eleven months ended December 31, 2000. We are materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive; however, based on the information currently available to us, we do not anticipate that Marketing will have difficulty making all required rental payments for the foreseeable future.

As of December 31, 2000, we owned or leased 84 additional properties not included under the Master Lease, most of which are leased for non-petroleum use. We also owned 15 properties being held for disposition.

Effective December 9, 2000, Getty and Marketing entered into revised trademark license agreements providing for an exclusive license to Marketing of certain Getty trademarks, service marks and trade names (including the name "Getty") used in connection with Marketing's business within Marketing's current marketing territory and a non-exclusive license in the remaining United States subject to a gallonage-based royalty. The trademark agreements have the same termination date as the Master Lease.

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

Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the Master Lease, we initiated a program to bring scheduled leased properties with known environmental contamination to regulatory closure in an economical manner and, thereafter, transfer all future environmental risks to Marketing.

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

Personnel

As of December 31, 2000, we had 10 employees. Under a Services Agreement, Marketing provided certain administrative and technical services to us and we provided certain services to Marketing. We paid net fees to Marketing for services performed (after deducting the fees paid by Marketing to us for services provided) of $582,000 for the eleven months ended December 31, 2000 and $749,000 for the year ended January 31, 2000 and $960,000 for each of the years ended January 31, 1999 and 1998. These fees are included in general and administrative expenses in our consolidated statements of operations. Substantially all of the services provided pursuant to the services agreement will be discontinued by April 1, 2001.

Special Factors Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

         - Risks Associated With Owning and Leasing Real Estate Generally. We are subject to varying degrees of risk generally related to leasing and owning real estate. In addition to general risks related to owning properties used in the petroleum marketing industry, risks include, among others, liability for long-term lease obligations, changes in regional and local economic conditions, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, the potential for uninsured casualty and other losses, the impact of present or future environmental legislation and compliance with environmental laws (as discussed below), and adverse changes in zoning laws and other regulations, many of which are beyond our control. Moreover, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of service station properties in response to changes in economic and other conditions may be limited.

         - Risks Relating to the Businesses of Getty and its Lessees. We rely on leasing service station properties, primarily to Marketing, for a considerable portion of our revenues. Accordingly, our revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing or other lessees may have a material adverse effect on Getty.

Marketing is wholly owned by a subsidiary of Lukoil. While Lukoil is Russia's largest vertically integrated oil company, it has a limited history of operating in the United States. No assurance can be given that Lukoil's acquisition of Marketing will not adversely affect the operations of Marketing. In the event that Marketing were unable to perform its obligations under its Master Lease with Getty, our financial results would be materially adversely affected. Although Marketing is a wholly owned subsidiary of Lukoil, no assurance can be given that Lukoil would cause Marketing to fulfill all of its obligations under the Master Lease.

Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products, such as changes in domestic and foreign economies, political affairs and production levels, the availability of imported oil, the marketing of competitive fuels, the extent of government regulation and expected and actual weather conditions. The prices paid by Marketing and other petroleum marketers for their products are affected by global, national and regional factors, such as petroleum pipeline capacity, local market conditions and competition and the level of operations of refineries. A large, rapid increase in refined petroleum prices would adversely affect the operating margins of Marketing if the increased cost of petroleum products could not be passed on to Marketing's customers. Moreover, Marketing's earnings and cash flow from operations depend upon rental income from dealers and the sale of refined petroleum products at marketing margins sufficient to cover fixed and variable expenses. Marketing currently relies on various suppliers for the purchase of refined petroleum products. A large, rapid increase in petroleum prices would adversely affect Marketing's profitability if Marketing's sales prices were not similarly increased or if automobile consumption of gasoline were to significantly decline.

         - Renewal of Leases and Reletting of Space. We are subject to risks that leases may not be renewed, locations may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly-acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected.

         - Risks Relating to Potential REIT election. Our Board of Directors is continuing to evaluate the merits of converting to a Real Estate Investment Trust ("REIT"). If Getty were to elect REIT status, we would be required to distribute at least 90% of our taxable income to stockholders each year. In order to qualify for REIT status, however, Getty would be required to make a distribution to its stockholders in an amount at least equal to its accumulated "earnings and profits" (as defined in the Internal Revenue Code) from the years it has operated as a taxable corporation. Our accumulated "earnings and profits" were approximately $55.0 million (or approximately $3.48 per common share and $3.98 per preferred share) as of December 31, 2000. The entire amount of the distribution would be taxable to the recipient as dividend income in the year it is made, even though the distribution may take the form of cash, securities or a combination of cash and securities. In addition, we will need to finance all or a portion of the distribution to be paid in cash. We cannot assure the recipient that any portion of the distribution will be payable in cash or that the recipient will be able to sell or otherwise monetize any securities we may distribute in order to pay any tax that the recipient may owe.

The Board of Directors has not made any determination regarding electing REIT status for 2001 or for future years, and we cannot assure you that Getty will elect or be able to qualify for REIT status or as to the amount or timing of any "earnings and profits" distribution.

         - Need to Refinance the Fleet Loan. The amendment of the Master Lease and a related amendment of a lease between two of our subsidiaries is alleged by Fleet National Bank ("Fleet") to have caused a non-monetary default under a loan agreement between one of those subsidiaries and Fleet. Prior to Getty executing the amended lease agreements, Fleet issued a 90-day waiver of any potential default caused by the amended lease agreements, which expired on January 31, 2001. Fleet advised us that we were in default on February 8, 2001, and thereafter converted the loan from a LIBOR based loan to a prime rate loan retroactive to February 1, 2001. We have always made all required payments under the loan agreement, including principal and interest payments when due. While reserving our rights against Fleet to take any and all actions permitted at law or in equity to protect our interests, we have continued to make all required payments on the loan since February 1, 2001. Nonetheless, if Fleet should seek to enforce any remedies that it believes it may be entitled to, it could attempt to accelerate the remaining principal balance of the loan of approximately $21.0 million and seek to institute foreclosure proceedings on some or all of the 265 mortgaged properties. While we would vigorously oppose and defend against any potential actions initiated by Fleet, there can be no assurance that Fleet would not ultimately prevail. We have agreed to indemnify Marketing for any loss with respect to the properties on which there are mortgage liens as a result of actions taken by Fleet. We have advised Fleet that we presently intend to refinance the outstanding loan as soon as practicable. However, there can be no assurance on the timing of the refinancing or that it can be accomplished on commercially reasonable terms. If we are unable to timely refinance the outstanding loan or if Fleet were to initiate and ultimately prevail in foreclosure proceedings, the loss of some or all of the properties collateralizing the loan agreement could have a material adverse effect on our financial position, results of operations or cash flows.

         - Uninsured Loss. Marketing, as lessee of a substantial number of properties leased by us, is required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. There are certain types of losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorders) which are either uninsurable or not economically insurable in our judgment. The destruction of, or significant damage to, properties due to an uninsured cause would result in an economic loss and could result in us losing both its investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition.

We carry insurance against certain risks and in such amount as we believe is customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient.

         - Environmental Matters. The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a site or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a site may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a site.

The properties owned or controlled by us are leased primarily as gasoline service stations, and therefore may also contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances.

We have agreed to provide limited environmental indemnification to Marketing with respect to six leased terminals, and limited indemnification relating to compliance of properties with local laws. Our aggregate indemnification liability for these items is capped at a maximum of $5.6 million. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for certain scheduled sites.

         - Risks Relating to the Payment of Dividends and Appreciation of Equity. Although the holders of Getty preferred stock are entitled to receive stated dividends quarterly, and additional dividends to the extent dividends paid on shares of Getty common stock in any fiscal year of Getty exceed such stated dividends, we may be legally prevented from paying any dividends, including all or a portion of the dividends to which the holders of Getty preferred stock would otherwise be entitled. Under applicable Maryland law, our ability to pay dividends would be restricted if, after payment of the dividend
(a) we would not be able to pay indebtedness as it becomes due in the usual course of business or (b) our total assets would be less than the sum of our liabilities. No assurance can be given that our financial performance in the future will permit the payment by Getty of any dividends, including dividends on the Getty preferred stock at the times and in the amounts specified in the articles of incorporation of Getty.

Moreover, no assurance can be given that the value of the shares of Getty common stock will increase to levels which make it economically advantageous to holders of Getty preferred stock to exercise their right to convert such shares into Getty common stock. Accordingly, while the holders of Getty preferred stock have the ability to directly participate in appreciation in the equity value of Getty, it is possible that no such appreciation will occur.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in our preferred and common stocks involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in our other filings with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or the occurrence of unanticipated events.

Item 2.  Properties

The properties we owned in fee or leased as of December 31, 2000 and as of the end of each of the five fiscal years ended January 31, 2000 are as follows:

           December 31,                       January 31,
           -----------         ---------------------------------------
             2000              2000     1999      1998     1997   1996
             ----              ----     ----      ----    -----   ----
Owned          753              757      740      736      441     439

Leased         344              361      379      404      732     734
             -----            -----    -----      ---    -----   -----

Total        1,097            1,118    1,119    1,140    1,173   1,173
             =====            =====    =====    =====    =====   =====


The following table sets forth information regarding lease expirations for the properties:

                           Number of Leases
Calendar Year                 Expiring (a)              Percent of Total
-------------              ----------------             ----------------

2001                              11                             3.2%
2002                              11                             3.2
2003                              10                             2.9
2004                               8                             2.3
2005                               6                             1.7
Thereafter                       298                            86.7
                               -----                          ------
                                 344                           100.0%
                               =====                          ======


(a)  The lease expiration schedule includes lease renewal and extension options.

On January 30, 1998, we acquired the Partnership, a publicly traded real estate limited partnership, in a transaction accounted for as a purchase. As a result of the transaction, we acquired 295 fee properties, consisting of 290 service station and convenience store properties and five terminals, that we previously leased from the Partnership.

As of December 31, 2000, we owned in fee six distribution terminals and leased three bulk plants (on a long-term net lease basis) located in New York, New Jersey, Rhode Island and Connecticut. These terminals and bulk plants have an aggregate storage capacity of approximately 48 million gallons. The terminals located in East Providence (Rhode Island) and Rensselaer (New York) are deep-water terminals, capable of handling large vessels. The nine distribution terminals and bulk plants are leased or sub-leased to Marketing.

As of December 31, 2000, we leased approximately 32,000 square feet of office space at 125 Jericho Turnpike, Jericho, New York, where we currently maintain our corporate headquarters. Most of this space has been subleased to Marketing.

We believe that substantially all of our owned and leased properties are in good condition.

For a description of our lease arrangements with Marketing, see discussion above under the caption "Real Estate Business."

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on pages 18 and 19 of the Annual Report.

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

In September 1999, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement of $1,300,000 (plus interest and penalties) spent to clean up a discharge that allegedly occurred at a Company service station in 1987. We contend that the discharge occurred at a contiguous service station, the owner of which is a party to the lawsuit and against whom we asserted a cross-claim.

In January 2000, the Massachusetts Department of Environmental Protection ("MADEP") alleged that we had violated certain regulatory provisions related to the operation of gasoline vapor recovery systems and handling of waste oil in the late 1980's and early 1990's. MADEP is seeking a fine of $123,000. We have engaged in settlement discussions with MADEP which are ongoing.

In June 2000, the State of New York made a demand on us to reimburse the State $61,000, together with interest, for costs expended to remediate a gasoline discharge that occured at a service station in 1984. No legal action has been commenced to date. In 1998 we paid $7,660 to the State for remediation costs. After that payment, the State has alleged that it conducted further remediation without notice to us and incurred the costs now being sought.

In August 2000, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement at $607,000 (plus interest and penalties) spent to clean up a gasoline discharge that occurred at a service station in 1987.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the two months ended December 31, 2000.

Executive Officers of Registrant

The following table lists the executive officers of Getty Realty as of December 31, 2000, their respective ages, the offices and positions held and the year in which each was elected an officer of the Company or its predecessor.

                                                                       Officer
Name                 Age      Position                                  Since
----                 ---      --------                                 -------

Leo Liebowitz        73    President and Chief Executive Officer         1971

John J. Fitteron     59    Senior Vice President, Treasurer
                           and Chief Financial Officer                   1986

The following appointments were made effective as of January 1, 2001:

Randi Young Filip    40    Vice President, General Counsel and
                           Corporate Secretary                           2001

Kevin C. Shea        41    Vice President                                2001

Thomas J. Stirnweis  42    Corporate Controller and Treasurer            2001


Mr. Liebowitz has been President and Chief Executive Officer and a director since 1971. He is a director of the Regional Banking Advisory Board of Chase Banking Corp. Mr. Liebowitz was formerly the Chairman, Chief Executive Officer and a director of Marketing until his resignation on December 11, 2000.

Mr. Fitteron joined Getty in 1986 as Senior Vice President and Chief Financial Officer and assumed the additional position of Treasurer in 1994. Prior to joining Getty, he was a Senior Vice President at Beker Industries Corp., a chemical and natural resource company. Mr. Fitteron retired from Getty effective as of January 31, 2001, but has agreed to provide consulting services in the future.

Ms. Filip has been with Getty since 1986 and has served as Vice President, General Counsel and Corporate Secretary since January 1, 2001. Prior thereto, she served as Assistant General Counsel and Corporate Secretary.

Mr. Shea has been with Getty since 1984 and has served as Vice President since January 1, 2001. Prior thereto, he was Director of National Real Estate Development.

Mr. Stirnweis joined Getty on January 1, 2001 as Corporate Controller and Treasurer. Prior to joining Getty, he was Manager of Financial Reporting and Analysis of Marketing, where he provided services to Getty under a Services Agreement since the Spin-off of Marketing in March 1997. Prior thereto he held the same position at Getty.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 11 of the Annual Report.

Item 7A.  Market Risk

Information in response to this item is incorporated herein by reference from
Note 5 of the Notes to Consolidated Financial Statements set forth on pages 18 and 19 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the financial information set forth on pages 12 through 28 of the Annual Report.

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

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading "Compensation Committee Interlocks and Insider Participation" on pages 6 through 8 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Capital Stock" on pages 3 through 5 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from material under the heading "Certain Transactions" on pages 10 and 11 of the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial statements

                           The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 16 are filed as part of this annual report.

                  2.       Financial statement schedule

                           The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page 16 are filed as part of this annual report.

                  3.       Exhibits

                           The exhibits listed in the Exhibit Index on pages 19 through 25 are filed as part of this annual report.

                  4.       Reports on Form 8-K

                           Registrant filed a Current Report on Form 8-K dated November 2, 2000 reporting under Item 5. Other Events, that the Company's principal lessee, Getty Petroleum Marketing Inc. ("Marketing") had entered into an Agreement and Plan of Merger with OAO LUKOIL and certain of its subsidiaries (collectively, "Lukoil"), pursuant to which Lukoil agreed to acquire all of the outstanding common stock of Marketing at a price of $5.00 per share; and that on November 2, 2000, the Company's subsidiaries also entered into a Consolidated, Amended and Restated Master Lease and related agreements with Marketing, which became effective upon successful completion of Lukoil's tender offer on December 9, 2000.

                           Registrant filed a Current Report on Form 8-K dated December 19, 2000 reporting under Item 8. Change in Fiscal Year, that on December 12, 2000, the Board of Directors of Getty Realty Corp. approved a change in the Company's fiscal year end to December 31 from January 31, effective December 31, 2000, that the change resulted in an eleven month accounting period ended December 31, 2000 and that the report covering the transition period is being filed on this Form 10-K for the eleven month period ended December 31, 2000.

                               GETTY REALTY CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 & 2

                                                                         Reference
                                                                 --------------------------
                                                                                  2000
                                                                 Form 10-K    Annual Report
                                                                   (pages)      (pages)
Data incorporated by reference from attached 2000
 Annual Report to Stockholders of Getty Realty Corp.:
      Report of Independent Accountants                                            27

     Consolidated Statements of Operations for the
      eleven months ended December 31, 2000 and for
      the years ended January 31, 2000, 1999 and 1998                              12

     Consolidated Balance Sheets as of
      December 31, 2000 and January 31, 2000 and 1999                              13

     Consolidated Statements of Cash Flows for the
      eleven months ended December 31, 2000 and for
      the years ended January 31, 2000, 1999 and 1998                              14

     Notes to Consolidated Financial Statements                                  15 - 26

Report of Independent Accountants - Financial Statement
 Schedule                                                           17

Schedule II - Valuation and Qualifying Accounts and Reserves
 for the eleven months ended December 31, 2000 and for the
 years ended January 31, 2000, 1999 and 1998                        18

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2001 appearing in the 2000 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2001

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS and RESERVES
                for the eleven months ended December 31, 2000 and
               for the years ended January 31, 2000, 1999 and 1998
                                 (in thousands)



                        Balance at                                  Balance at
                         beginning                                   end of
                         of period      Additions     Deductions     period
                         ---------      ---------     ----------     ------

December 31, 2000:
 Allowance for
  doubtful accounts*    $   158         $  17         $    73         $102
                        =======         =====         =======         ====

January 31, 2000:
 Allowance for
  doubtful accounts*    $   112         $  56         $    10         $158
                        =======         =====         =======         ====

January 31, 1999:
 Allowance for
  doubtful accounts*    $   171         $ 113         $   172         $112
                        =======         =====         =======         ====

January 31, 1998:
 Allowance for
  doubtful accounts*    $ 1,369         $  68         $ 1,266(a)      $171
                        =======         =====         =======         ====





---------------
*Relates to accounts receivable.

(a) Includes $1,185 transferred to Marketing in connection with the Spinoff.

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                 for the eleven months ended December 31, 2000

Exhibit
No.                Description

1.1        Agreement and Plan of Reorganization and Merger,           Filed as Exhibit 2.1 to Company's Registration
           dated as of December 16, 1997 (the "Merger                 Statement on Form S-4, filed on January 12, 1998
           Agreement") by and among Getty Realty Corp., Power         (File No. 333-44065), included as Appendix A to
           Test Investors Limited Partnership and CLS General         the Joint Proxy Statement/Prospectus that is a
           Partnership Corp.                                          part thereof, and incorporated herein by reference.

3.1        Articles of Incorporation of Getty Realty Holding          Filed as Exhibit 3.1 to Company's Registration
           Corp. ("Holdings"), now known as Getty Realty              Statement on Form S-4, filed on January 12, 1998
           Corp., filed December 23, 1997.                            (File No. 333-44065), included as Appendix D to
                                                                      the Joint Proxy Statement/Prospectus that is a
                                                                      part thereof, and incorporated herein by
                                                                      reference.

3.2        Articles Supplementary to Articles of                      Filed as Exhibit 3.2 to Company's Annual Report on
           Incorporation of Holdings, filed January 21, 1998.         Form 10-K for the fiscal year ended January 31,
                                                                      1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

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

3.4        Articles of Amendment of Holdings, changing its            Filed as Exhibit 3.4 to Company's Annual Report on
           name to Getty Realty Corp., filed January 30, 1998.        Form 10-K for the fiscal year ended January 31,

                                                                      1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

4.1        Amended and Restated Loan Agreement between Power          Filed as Exhibit 10.27 to Power Test Investors
           Test Realty Company Limited Partnership ("PT               Limited Partnership's ("PT Investors") Annual
           Realty") and Fleet Bank of Massachusetts, N.A.             Report on Form 10-K for the fiscal year ended
           dated as of October 31, 1995 (the "PT Realty               December 31, 1995 (File No. 0-14557) and
           Loan").                                                    incorporated herein by reference.

4.2        First Amendment to Amended and Restated Loan               Filed as Exhibit 4.6 to Company's Annual Report on
           Agreement between PT Realty and Fleet National             Form 10-K for the fiscal year ended January 31,
           Bank dated as of April 18, 1997.                           1998 (File No. 001-13777) and incorporated herein
                                                                      by  reference.

4.3        Second Amendment to Amended and Restated Loan              Filed as Exhibit 4.7 to Company's Annual Report on
           Agreement between PT Realty and Fleet National             Form 10-K for the fiscal year ended January 31,
           Bank dated as of January 30, 1998.                         1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

4.4        Third Amendment to Amended and Restated Loan               Filed as Exhibit 4.8 to Company's Annual Report on
           Agreement between PT Realty and Fleet National             Form 10-K for the fiscal year ended January 31,
           Bank dated as of March 1,2000.                             2000 (File No. 001-13777) and incorporated herein
                                                                      by reference.

4.5        Second Amended and Restated Master Note between PT         Filed as Exhibit 4.9 to Company's Annual Report on
           Realty and Fleet National Bank dated as of March           Form 10-K for the fiscal year ended January 31,
           1, 2000.                                                   2000 (File No. 001-13777) and incorporated herein
                                                                      by reference.

10.1       Retirement and Profit Sharing Plan (amended and            Filed as Exhibit 10.2(b) to Company's Annual
           restated as of September 19, 1996), adopted by the         Report on Form 10-K for the fiscal year ended
           Company on December 16, 1997.                              January 31, 1997 (File No. 1-8059) and
                                                                      incorporated herein by reference.

10.2       1998 Stock Option Plan, effective as of January            Filed as Exhibit 10.1 to Company's Registration
           30, 1998.                                                  Statement on Form S-4, filed on January 12, 1998
                                                                      (File No. 333-44065), included as Appendix H to
                                                                      the Joint Proxy Statement/Prospectus that is a
                                                                      part thereof, and incorporated herein by reference.

10.3       Asset Purchase Agreement among Power Test Corp.            Filed as Exhibit 2(a) to the Current Report on
           (now known as Getty Properties Corp.), Texaco              Form 8-K of Power Test Corp., filed February 19,
           Inc., Getty Oil Company and Getty Refining and             1985 (File No. 1-8059) and incorporated herein by
           Marketing Company, dated as of December 21, 1984.          reference.

10.4       Trademark License Agreement among Power Test               Filed as Exhibit 2(b) to the Current Report on
           Corp., Texaco Inc., Getty Oil Company and Getty            Form 8-K of Power Test Corp., filed February 19,
           Refining and Marketing Company, dated as of                1985 (File No. 1-8059) and incorporated herein by
           February 1, 1985.                                          reference.


10.5       Amended and Restated Hazardous Waste and PMPA              Filed as Exhibit 10.17 to the Annual Report on
           Indemnification Agreement, dated as of October 31,         Form 10-K for the fiscal year ended January 31,
           1995, among Getty Petroleum Corp.(now known as             1996 (File No. 1-8059) of Getty Petroleum Corp.
           Getty Properties Corp.), Power Test Realty Company         and incorporated herein by reference.
           Limited Partnership and Fleet Bank of
           Massachusetts, N.A.

10.6       Affirmation and Acknowledgement of Amended and             Filed as Exhibit 10.8 to Company's Annual Report
           Restated Hazardous Waste and PMPA Indemnification          on Form 10-K for the fiscal year ended January 31,
           Agreement, between Getty Realty Corp. and Fleet            1998 (File No. 001-13777) and incorporated herein
           National Bank dated as of April 18, 1997.                  by reference.

10.7       Second Affirmation and Acknowledgement of Amended          Filed as Exhibit 10.9 to Company's Annual Report
           and Restated Hazardous Waste and PMPA                      on Form 10-K for the fiscal year ended January 31,
           Indemnification Agreement between the Company and          1998 (File No. 001-13777) and incorporated herein
           Fleet National Bank, dated as of January 30, 1998.         by reference.

10.8       Third Affirmation and Acknowledgment of Amended            Filed as Exhibit 10.9A to Company's Annual Report
           and Restated Hazardous Waste and PMPA                      on Form 10-K for the fiscal year ended January 31,
           Indemnification Agreement between the Company and          2000 (File No. 001-13777) and incorporated herein
           Fleet National Bank, dated as of March 1, 2000.            by reference.

10.9       Guaranty Agreement between the Company and Fleet           Filed as Exhibit 10.13 to Company's Annual Report
           National Bank, dated as of January 30, 1998,               on Form 10-K for the fiscal year ended January 31,
           pertaining to the PT Realty Loan.                          1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

10.10      Guaranty Agreement between Getty Properties Corp.          Filed as Exhibit 10.14 to Company's Annual Report
           and Fleet National Bank dated as of January 30,            on Form 10-K for the fiscal year ended January 31,
           1998, pertaining to the PT Realty Loan.                    1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

10.11      Form of Indemnification Agreement between the              Filed as Exhibit 10.15 to Company's Annual Report
           Company and its directors.                                 on Form 10-K for the fiscal year ended January 31,
                                                                      1998 (File No. 001-13777) and incorporated herein
                                                                      by reference.

10.12      Supplemental Retirement Plan for Executives of the         Filed as Exhibit 10.22 to the Annual Report on
           Company (then known as Getty Petroleum Corp.) and          Form 10-K for the fiscal year ended January 31,
           Participating Subsidiaries (adopted by the Company         1990 (File No. 1-8059) of Getty Petroleum Corp.
           on   December 16, 1997).                                   and incorporated herein by reference.

10.13      Form of Agreement dated December 9, 1994 between           Filed as Exhibit 10.23 to the Annual Report on
           Getty Petroleum Corp. and its non-director                 Form 10-K for the fiscal year ended January 31,
           officers and certain key employees regarding               1995 (File No. 1-8059) of Getty Petroleum Corp.
           compensation upon change in control.                       and incorporated herein by reference.

10.14      Form of Agreement dated as of March 7, 1996                Filed as Exhibit 10.27 to the Annual Report on
           amending Agreement dated as of December 9, 1994            Form 10-K for the fiscal year ended January 31,
           between Getty Petroleum Corp. (now known as Getty          1996 (File No. 1-8059) of Getty Petroleum Corp.
           Properties Corp.) and its non-director officers            and incorporated herein by reference.
           and certain key employees regarding compensation
           upon change in control (See Exhibit 10.17).


10.15      Form of letter from Getty Petroleum Corp. dated            Filed as Exhibit 10.19 to Company's Annual Report
           April 8, 1997, confirming that a change of control         on Form 10-K for the fiscal year ended January 31,
           event had occurred pursuant to the change of               1998 (File No. 001-13777) and incorporated herein
           control agreements.  (See Exhibits 10.13 and               by reference.
           10.14).

10.16      Form of Agreement dated March 9, 1998, from the            Filed as Exhibit 10.20 to Company's Annual Report
           Company to certain officers and key employees,             on Form 10-K for the fiscal year ended January 31,
           adopting the prior change of control agreements,           1998 (File No. 001-13777) and incorporated herein
           as amended, and further amending those                     by reference.
           agreements.  (See Exhibits 10.13, 10.14 and 10.15).

10.17      Form of Reorganization and Distribution Agreement          Filed as Exhibit 10.29 to the Annual Report on
           between Getty Petroleum Corp. (now known as Getty          Form 10-K for the fiscal year ended January 31,
           Properties Corp.) and Getty Petroleum Marketing            1997 (File No. 1-8059) of Getty Petroleum Corp.
           Inc. dated as of February 1, 1997.                         and incorporated herein by reference

10.18      Form of Services Agreement dated as of February 1,         Filed as Exhibit 10.24A to the Annual Report on
           1999 between Getty Realty Corp. and Getty                  Form 10-K for the fiscal year ended January 31,
           Petroleum Marketing Inc.                                   1999 (File No. 1- 8059) of Getty Realty Corp, and
                                                                      incorporated herein by reference.

10.19      Form of Tax Sharing Agreement between Getty                Filed as Exhibit 10.32 to the Annual Report on
           Petroleum Corp. (now known as Getty Properties             Form 10-K for the fiscal year ended January 31,
           Corp.) and Getty Petroleum Marketing Inc.                  1997 (File No. 1-8059) of Getty Petroleum Corp.
                                                                      and incorporated herein by reference.

10.20      Form of Stock Option Reformation Agreement made            Filed as Exhibit 10.33 to the Annual Report on
           and entered into as of March 21, 1997 by and               Form 10-K for the fiscal year ended January 31,
           between Getty Petroleum Corp. (now known as Getty          1997 (File No. 1-8059) of Getty Petroleum Corp.
           Properties Corp.) and Getty Petroleum Marketing            and incorporated herein by reference.
           Inc.

10.21      Guarantee Agreement between the Company and Fleet          Filed as Exhibit 10.27 to Company's Annual Report
           National Bank, dated as of March 1, 2000,                  on Form 10-K for the fiscal year ended January 31,
           pertaining to the PT Realty Loan.                          2000 (File No. 001-13777) and incorporated herein
                                                                      by reference.

           Guarantee Agreement between Getty Properties Corp.         Filed as Exhibit 10.28 to Company's Annual Report
10.22      and Fleet National Bank dated as of March  1,              on Form 10-K for the fiscal year ended January 31,
           2000, pertaining to the PT Realty Loan.                    2000 (File No. 001-13777) and incorporated herein
                                                                      by reference.

           Third Affirmation and Acknowledgement of Amended           Filed as Exhibit 10.29 to Company's Annual Report
           and Restated Three Party Lease Agreement among             on Form 10-K for the fiscal year ended January 31,
10.23      Getty Realty Corp., PT Realty and Fleet National           2000 (File No. 001-13777) and incorporated herein
           Bank dated as of March 1, 2000.                            by reference.




10.24      Consolidated, Amended and Restated Master Lease            Filed as Exhibit 10.21(a) to Company's Quarterly
           Agreement dated November 2, 2000 between Getty             Report on Form 10-Q dated December 15, 2000 (File No.
           Properties Corp. and Getty Petroleum Marketing Inc.        001-13777) and incorporated herein by reference.

10.25      Environmental Indemnity Agreement dated November           Filed as Exhibit 10.30 to Company's Quarterly Report
           2, 2000 between Getty Properties Corp. and Getty           on Form 10-Q dated December 15, 2000 (File No.
           Petroleum Marketing Inc.                                   001-13777) and incorporated herein by reference.

10.26      Guarantee of Lease as of November 2, 2000 by OAO           Filed as Exhibit 99.3 to Company's Current Report
           LUKOIL and Lukoil International GmbH.                      on Form 8-K dated November 9, 2000 (File No.
                                                                      001-13777) and incorporated herein by reference.

10.27      Amended and Restated Trademark License Agreement,          Filed as Exhibit 10.23(a) to Company's Quarterly
           dated November 2, 2000, between Getty Properties           Report on Form 10-Q dated December 15, 2000 (File No.
           Corp. and Getty Petroleum Marketing Inc.                   (001-13777) and incorporated herein by reference.

10.28      Trademark License Agreement, dated November 2,             Filed as Exhibit 10.23(b) to Company's Quarterly
           2000, between Getty (TM) Corp. and Getty Petroleum         Report on Form 10-Q dated December 15, 2000 (File
           Marketing Inc.                                             No. 001-13777) and incorporated herein by reference.

13         Annual Report to Stockholders for the fiscal year          *
           ended December 31, 2000.

21         Subsidiaries of the Company.                               *

23         Consent of Independent                                     *
           Accountants.





-----------------------
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Getty Realty Corp.
                                  (Registrant)


                                           By /s/ THOMAS J. STIRNWEIS
                                             -----------------------------------
                                              Thomas J. Stirnweis,
                                              Corporate Controller and Treasurer
                                              March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ LEO LIEBOWITZ                                          By /s/ THOMAS J. STIRNWEIS
  -----------------------------------                           --------------------------------------------
   Leo Liebowitz, President,                                    Thomas J. Stirnweis,
   Chief Executive Officer                                      Corporate Controller and Treasurer
   and Director                                                 (Principal Financial and Accounting Officer)
   March 28, 2001                                                March 28, 2001



By /s/ MILTON COOPER                                         By /s/ PHILIP E. COVIELLO
  -----------------------------------                           --------------------------------------------
   Milton Cooper,                                               Philip E. Coviello,
   Director                                                     Director
   March 28, 2001                                               March 28, 2001



By /s/ HOWARD SAFENOWITZ                                     By /s/ WARREN G. WINTRUB
  -----------------------------------                           --------------------------------------------
   Howard Safenowitz,                                           Warren G. Wintrub,
   Director                                                     Director
   March 28, 2001                                               March 28, 2001