Form 10-Q
period 2001-03-31
GETTY REALTY CORP /MD/
filed 2001-05-15
CIK 1052752

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarter ended MARCH 31, 2001
                             --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from             to
                                      ------------   -------------

                        Commission file number 001-13777
                                               ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                               11-3412575
-------------------------------                                  ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

 125 JERICHO TURNPIKE, JERICHO, NEW YORK                           11753
----------------------------------------                         ----------
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

Registrant had outstanding 12,548,287 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of May 1, 2001.


================================================================================

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

 Consolidated Balance Sheets as of March 31, 2001 and
  December 31, 2000                                                            1

 Consolidated Statements of Operations for the three
  months ended March 31, 2001 and 2000                                         2

 Consolidated Statements of Cash Flows for the
  three months ended March 31, 2001 and 2000                                   3

 Notes to Consolidated Financial Statements                                4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        6 - 10

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    11

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

---------------------------------------------------------------------------------------------
                                                              March 31,         December 31,
---------------------------------------------------------------------------------------------
Assets:                                                         2001               2000
---------------------------------------------------------------------------------------------
                                                             (unaudited)
  Real Estate:
   Land                                                        $135,322          $135,349
   Buildings and improvements                                   178,034           177,688
                                                               --------          --------

                                                                313,356           313,037
   Less - accumulated depreciation and amortization              83,340            80,971
                                                               --------          --------

    Real estate, net                                            230,016           232,066
  Cash and equivalents                                              511               723
  Mortgages and accounts receivable, net                          5,014             5,472
  Deferred rent receivable                                        2,097                 -
  Recoveries from state underground storage tank funds           11,440            11,957
  Prepaid expenses and other assets                               3,243             5,507
                                                               --------          --------

   Total assets                                                $252,321          $255,725
                                                               ========          ========

--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
--------------------------------------------------------------------------------------------
Borrowings under credit lines                                  $ 24,000          $ 27,000
Mortgages payable                                                22,413            22,969
Accounts payable and accrued expenses                            12,936            14,109
Environmental remediation costs                                  22,483            23,371
Deferred income taxes                                            41,212            40,177
                                                               --------          --------

   Total liabilities                                            123,044           127,626
                                                               --------          --------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
   20,000,000 shares for issuance in series of which
   3,000,000 shares are classified as Series A Participating
   Convertible Redeemable Preferred; issued 2,888,798 at
   March 31, 2001 and December 31, 2000                          72,220            72,220
 Common stock, par value $.01 per share; authorized
   50,000,000 shares; issued 13,567,335 at March 31, 2001
   and December 31, 2000                                            136               136
 Paid-in capital                                                 67,036            67,036
 Retained earnings                                                2,597             1,419
 Preferred stock held in treasury, at cost (23,030 shares at
   March 31, 2001 and December 31, 2000)                           (430)             (430)
 Common stock held in treasury, at cost (1,019,048 shares at
   March 31, 2001 and  December 31, 2000)                       (12,282)          (12,282)
                                                               --------          --------

   Total stockholders' equity                                   129,277           128,099
                                                               --------          --------

   Total liabilities and stockholders' equity                  $252,321          $255,725
                                                               ========          ========


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)
--------------------------------------------------------------------------------
                                                    Three months ended March 31,
--------------------------------------------------------------------------------
                                                       2001              2000
--------------------------------------------------------------------------------

Revenues:
 Revenues from rental properties                      $17,146           $14,724
 Other income                                             232               153
                                                  ------------------------------
                                                       17,378            14,877
                                                  ------------------------------

Rental property expenses                                2,796             3,052
Environmental expenses                                  2,759             3,033
General and administrative expenses                     1,017               603
Depreciation and amortization                           2,369             2,511
Interest expense                                          898               770
                                                  ------------------------------
                                                        9,839             9,969
                                                  ------------------------------

Earnings before provision for income taxes              7,539             4,908

Provision for income taxes                              3,207             2,196
                                                  ------------------------------

Net earnings                                            4,332             2,712

Preferred stock dividends                               1,272             1,280
                                                  ------------------------------

Net earnings applicable to common stockholders        $ 3,060           $ 1,432
                                                  ==============================

Net earnings per common share:
  Basic                                               $  0.24           $  0.11
  Diluted                                             $  0.24           $  0.11

Weighted average common shares outstanding:
  Basic                                                12,548            13,420
  Diluted                                              12,553            13,421


                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

-----------------------------------------------------------------------------------
                                                       Three months ended March 31,
-----------------------------------------------------------------------------------
                                                            2001        2000
-----------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                               $ 4,332    $ 2,712
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Depreciation and amortization                            2,369      2,511
    Deferred income taxes                                    1,035      3,626
    Gain on dispositions of real estate                        (88)      (112)
    Deferred rent receivable                                (2,097)         -
Changes in assets and liabilities:
    Mortgages and accounts receivable                          458        (23)
    Recoveries from state underground storage tank funds       517     (3,442)
    Prepaid expenses and other assets                        2,264         95
    Accounts payable and accrued expenses                   (1,173)      (618)
    Environmental remediation costs                           (888)     2,879
    Income taxes payable                                         -     (1,831)
                                                           ------------------
          Net cash provided by operating activities          6,729      5,797
                                                           ------------------

Cash flows from investing activities:
    Capital expenditures                                      (346)      (288)
    Property acquisitions                                        -       (155)
    Proceeds from dispositions of real estate                  115        222
                                                           ------------------

          Net cash used in investing activities               (231)      (221)
                                                           ------------------

Cash flows from financing activities:
    Borrowings (repayments) under credit lines, net         (3,000)     6,100
    Repayment of mortgages payable                            (556)    (1,210)
    Cash dividends                                          (3,154)    (3,202)
    Stock options, common and treasury stock, net                -     (3,525)
                                                           ------------------

          Net cash used in financing activities             (6,710)    (1,837)
                                                           ------------------

Net (decrease) increase in cash and equivalents               (212)     3,739
Cash and equivalents at beginning of period                    723     (4,162)
                                                           ------------------

Cash and equivalents at end of period                      $   511    $  (423)
                                                           ==================


Supplemental disclosures of cash flow information
    Cash paid (refunded) during the period for:
        Interest                                           $   908    $   926
        Income taxes, net                                      (99)       401



                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.   General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Consolidated Statements of Operations and Cash Flows for the first quarter of 2000 have been recast to include the three months ended March 31, 2000 as a result of the change in the Company's year-end to December 31 from January 31.

2.   Revenue recognition:

     Rental revenue under the Amended and Restated Master Lease ("Master
Lease") with Getty Petroleum Marketing Inc. ("Marketing"), which became effective December 9, 2000, is recognized on a straight-line basis over the initial fifteen-year lease term. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as deferred rent receivable.

3.   Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 5,000 and 1,000 shares for the quarters ended March 31, 2001 and 2000, respectively.

     For the quarters ended March 31, 2001 and 2000, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing diluted earnings per common share.

4.   Contingency

     On November 2, 2000, the Company entered into the Master Lease, which became effective upon the acquisition of a controlling interest in Marketing by a subsidiary of OAO Lukoil. The amendment of the Master Lease and a related amendment of a lease between two of the Company's subsidiaries (together, the "Amended Lease Agreements") is alleged by Fleet National Bank ("Fleet"or the "Lenders") to have caused a non-monetary default under a loan agreement between one of those subsidiaries, Power Test Realty Company Limited Partnership, and Fleet (the "Loan Agreement"). Prior to the Company executing the Amended Lease Agreements, the Lenders issued a 90-day waiver of any potential default caused by the Amended Lease Agreements which expired on January 31, 2001. Fleet advised the Company that the Company was in default on February 8, 2001, and thereafter converted the loan from a LIBOR based loan to a prime rate loan retroactive to February 1, 2001. The Company has always made all required payments under the Loan Agreement, including principal and interest payments when due. While reserving its rights against Fleet to take any and all actions permitted at law or in equity to protect its interests, the Company has continued to make all required payments on the loan since February 1, 2001. Nonetheless, if the Lenders should seek to enforce any remedies that they believe they may be entitled to, they could attempt to accelerate the remaining principal balance of the loan of approximately $20.5 million and seek to institute foreclosure proceedings on some or all of the 265 mortgaged properties. While the Company would vigorously oppose and defend against any potential actions initiated by the Lenders, there can be no assurance that the Lenders would not ultimately prevail. The Company has agreed to indemnify Marketing for any loss with respect to the properties on which there are mortgage liens as a result of actions taken by the Lenders. The Company has advised the Lenders that it presently intends to refinance the outstanding loan as soon as practicable. However, there can be no assurance on the timing of the refinancing or that it can be accomplished on commercially reasonable terms. If the Company is unable to timely refinance the outstanding loan or if the Lenders were to initiate and ultimately prevail in foreclosure proceedings, the loss of some or all of the properties collateralizing the Loan Agreement could have a material adverse effect on the Company's financial position, results of operations or cash flows. However, management believes that the ultimate resolution of this matter will not have such a material adverse effect.

5.   Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended March 31, 2001 is as follows (in thousands, except per share amounts):


-------------------------------------------------------------------------------------------------------------------
                                                                              Preferred       Common
                                                                             Stock Held       Stock Held
                                   Preferred   Common   Paid-in   Retained   in Treasury,   in Treasury,
                                    Stock      Stock    Capital   Earnings     at Cost        at Cost       Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          $72,220    $136     $67,036   $ 1,419      $(430)         $(12,282)    $128,099

Net earnings                                                        4,332                                     4,332

Cash dividends:
  Common -- $.15 per share                                         (1,882)                                   (1,882)
  Preferred -- $.44375 per share                                   (1,272)                                   (1,272)
-------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001             $72,220    $136     $67,036   $ 2,597      $(430)         $(12,282)    $129,277
===================================================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     We are a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. We lease most of our properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders on March 21, 1997. On December 8, 2000, a subsidiary of OAO Lukoil ("Lukoil"), Russia's largest vertically integrated oil company, acquired approximately 72% of the outstanding common stock of Marketing in a tender offer and acquired the remaining equity of Marketing through a merger on January 25, 2001. In connection with Lukoil's acquisition of Marketing, we amended several of our agreements with Marketing, which one of our lenders alleges caused a default under a loan agreement of one of our subsidiaries. See "- Liquidity and Capital Resources."

     On December 13, 2000, our Board of Directors approved a change in our fiscal year end to December 31 from January 31. The Board of Directors also indicated that it would continue to evaluate the merits of converting to a Real Estate Investment Trust ("REIT") in 2001. If we were to elect REIT status, we would not be subject to federal corporate income tax on the net income we distribute to our stockholders. As a REIT, we would be required to distribute at least 90% of our taxable income to stockholders each year. In order to qualify for REIT status, however, we would be required to make a distribution to our stockholders in an amount at least equal to our accumulated "earnings and profits" (as defined in the Internal Revenue Code) from the years we have operated as a taxable corporation. Our accumulated "earnings and profits" were approximately $55.0 million (or approximately $3.48 per common share and $3.94 per preferred share) as of December 31, 2000. The entire amount of the distribution would be taxable to the recipient as dividend income in the year it is made, even though the distribution may take the form of cash, securities or a combination of cash and securities. In addition, we will need to finance all or a portion of the distribution to be paid in cash. We cannot assure the recipient that any portion of the distribution will be payable in cash or that the recipient will be able to sell or otherwise monetize any securities we may distribute in order to pay any tax the recipient may owe.

      The Board of Directors has not made any determination regarding electing REIT status for 2001 or for future years, and we cannot assure you that we will elect or be able to qualify for REIT status or as to the amount or timing of any "earnings and profits" distribution.

      Our financial results largely depend on rental income from Marketing and other tenants. Our financial results are materially dependent upon the ability of Marketing to meet its obligations under the master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"); however, based on the information currently available to us, we do not anticipate that Marketing will have difficulty in making required rental payments under the Master Lease in the foreseeable future.


Results of Operations - Quarter ended March 31, 2001 compared with the quarter ended March 31, 2000

      The financial results for the first quarter of 2000 have been recast to include the three months ended March 31, 2000 as a result of the change in the Company's year-end to December 31 from January 31.

      Revenues from rental properties for the quarter ended March 31, 2001 were $17.1 million, compared to $14.7 million for the quarter ended March 31, 2000. Approximately $16.5 million and $14.1 million of these rentals for the quarters ended March 31, 2001 and 2000, respectively, were from properties leased to Marketing under a Master Lease. The increase in rental income is primarily due to $2.1 million of deferred rent receivable recognized in the current period, as required by generally accepted accounting principles, related to the 2% future annual rent increases due from Marketing under the terms of the amended and restated Master Lease which became effective on December 9, 2000. These fixed rent increases are recognized on a straight-line basis over the initial fifteen-year term of the Master Lease rather than when received. Previously, rent increases were based on the Consumer Price Index and would have been recognized when such increases were due. Rental income from Marketing also increased during the current quarter by $.3 million due to a 4% rent increase effective December 9, 2000, net of a reduction in the number of properties leased compared to the prior period.

      Other income of $.2 million for the quarter ended March 31, 2001 was comparable to the quarter ended March 31, 2000.

      Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $2.8 million for the quarter ended March 31, 2001, compared to $3.1 million for the quarter ended March 31, 2000. The $.3 million reduction was due to real estate tax refunds received and reductions in rent paid for leased properties due to termination of leases with third party landlords.

      Environmental expenses for the quarter ended March 31, 2001 were $2.8 million, a decrease of $.3 million from the prior period. The current period included a $2.4 million change in estimated remediation costs associated with contamination discovered at sites where we retain responsibility for environmental remediation and revisions to estimates at other sites where remediation is ongoing. The prior period included an environmental charge of $3.0 million, of which $2.3 million represented a change in estimated remediation costs or revisions to prior estimates. The prior period also included $.7 million of charges related to environmental litigation.

      Certain environmental expenses recognized in the current period increased, in part, due to the transition of environmental management responsibility to Delta Environmental Consultants from Marketing personnel. The increased expenses were attributable to revised estimated remediation costs recognized due to changes in strategies resulting from a detailed review and consultation with environmental service providers performed by Delta on a site by site basis and due to fees paid to Delta and those service providers involved with the transition.

      As of March 31, 2001, we had accrued $22.5 million as management's best estimate for probable and reasonable estimable environmental remediation costs and had recorded $11.4 million as management's best estimate for recoveries from state underground storage tank remediation funds related to environmental obligations and liabilities. Such accruals are reviewed on a regular basis and any changes will be reflected in our financial statements as they become known.

      General and administrative expenses for the quarter ended March 31, 2001 were $1.0 million, an increase of $.4 million as compared with the quarter ended March 31, 2000. The increase was due to employee-related expenses and legal fees. Included in general and administrative expenses for each of the quarters ended March 31, 2001 and 2000 are $159,000 of net fees paid to Marketing for certain administrative and technical services performed under a services agreement. Substantially all of these services have been discontinued as of April 1, 2001.

      Depreciation and amortization was $2.4 million and $2.5 million, respectively, for the quarters ended March 31, 2001 and 2000. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

      Interest expense for the three months ended March 31, 2001 was $.9 million as compared with $.8 million for the quarter ended March 31, 2000. The increase was due to higher average borrowings outstanding and higher interest rates.


Liquidity and Capital Resources

      As previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2000, on November 2, 2000 we amended the Master Lease with Marketing, which became effective on December 9, 2000 upon the acquisition of a controlling interest in Marketing by Lukoil. The amendment of the Master Lease and a related amendment of a lease between two of our subsidiaries (together, the "Amended Lease Agreements") are alleged by Fleet National Bank ("Fleet") to have caused a non-monetary default under a loan agreement between one of those subsidiaries, Power Test Realty Company Limited Partnership ("PTR"), and Fleet (the "Loan Agreement").

      On February 8, 2001, Fleet advised us by letter that we were in default of certain non-monetary covenants under the Loan Agreement. On February 23, 2001, Fleet informed us that under the terms of the Loan Agreement the loan would convert to a Prime Rate loan from a LIBOR-based loan, effective retroactive to February 1, 2001. A Prime Rate loan currently bears interest at 7.5% per annum. Fleet offered us a waiver through July 30, 2001 based on conditions that are unacceptable to us (including, among other things, increased loan pricing and fees, restrictions on payment of regular dividends, cash segregation and additional financial covenants). On March 8, 2001, we advised Fleet by letter that we reserved all of our rights to take any and all actions permitted at law or in equity to protect our interests.

      The Loan Agreement was originally entered into by PTR in December 1986 for $45.0 million. As of March 31, 2001, the remaining balance was $20.5 million. The loan is collateralized by primary and secondary mortgage liens on 265 service station properties with a net book value of approximately $122 million.

      The Company and PTR have always made all required payments under the Loan Agreement, including all principal and interest payments when due. While reserving our rights against Fleet, we have continued to make all required payments on the loan since February 1, 2001 on the basis of a Prime Rate loan. Nonetheless, if Fleet under the Loan Agreement should seek to enforce any remedies that they believe they may be entitled to, they could attempt to accelerate the remaining principal balance of the loan and seek to institute foreclosure proceedings on the mortgaged properties. While we would vigorously oppose and defend any potential actions initiated by Fleet, we cannot assure you that Fleet would not ultimately prevail. We have agreed to indemnify Marketing for any loss with respect to the properties on which there are mortgage liens as a result of actions taken by Fleet under the Loan Agreement. As we have advised Fleet under the Loan Agreement, we presently intend to refinance the outstanding loan as soon as practicable. However, there can be no assurance on the timing of the refinancing or that it can be accomplished on commercially reasonable terms. If we are unable to timely refinance the outstanding loan or if Fleet were to initiate and ultimately prevail in foreclosure proceedings, the loss of some or all of the properties securing the Loan Agreement could have a material adverse effect on our financial position, results of operations or cash flows. However, management believes that the ultimate resolution of the Loan Agreement matter will not have such a material adverse effect.

      Our principal sources of liquidity are cash flows from our business and short-term uncommitted lines of credit with two banks other than the lenders discussed above. Management believes that cash requirements for our business, including capital expenditures, can be met by cash flows from operations, available cash and equivalents and credit lines. As of March 31, 2001, we had lines of credit amounting to $35 million, of which $24.0 million was utilized for short-term borrowings and $3.3 million in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.0% to 1.1%. The lines of credit are subject to annual renewal at the discretion of the banks. Although we expect that the existing sources of liquidity will be sufficient to meet our expected business requirements, we will be required to renew or replace the lines of credit and to obtain additional sources of capital in the future in order to refinance the Loan Agreement and in connection with any potential REIT conversion.

      During the three months ended March 31, 2001 and 2000, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.15 per share. These dividends aggregated $3.2 million for the three months ended March 31, 2001 and 2000.

      Capital expenditures for the three months ended March 31, 2001 were $.3 million.



Special Factors Regarding Forward-Looking Statements

      Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; risk of tenant non-renewal; the effects of regulation; our need to refinance the Loan Agreement with Fleet National Bank; and our expectations as to the cost of completing environmental remediation.

      As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock prices. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are detailed from time to time in filings with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

           Designation of Exhibit
          in this Quarterly Report
               on Form 10-Q                      Description of Exhibit
          ------------------------               ----------------------
                   none.

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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  May 15, 2001                      BY:  /s/ THOMAS J. STIRNWEIS
                                               --------------------
                                                    (Signature)
                                               THOMAS J. STIRNWEIS
                                               Corporate Controller and
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


Dated:  May 15, 2001                      BY:  /s/ LEO LIEBOWITZ
                                               -----------------
                                                    (Signature)
                                               LEO LIEBOWITZ
                                               President and Chief Executive
                                               Officer