Form 10-Q
period 2001-06-30
GETTY REALTY CORP /MD/
filed 2001-08-14
CIK 1052752

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

          For quarter ended June 30,2001
                            -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from               to
                                         --------------   ---------------

                        Commission file number 001-13777

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                              11-2412575
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

125 Jericho Turnpike, Suite 103, Jericho, New York                  11753
--------------------------------------------------                  -----
(Address of principal executive offices)                          (Zip code)


                                 (516) 478-5400
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

Registrant had outstanding 21,415,533 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of August 6, 2001.

================================================================================

                               GETTY REALTY CORP.

                                     INDEX

Part I.     FINANCIAL INFORMATION                                    Page Number

Item 1.     Financial Statements

Consolidated Balance Sheets as of June 30, 2001 and
 December 31, 2000                                                        1

Consolidated Statements of Operations for the three and six
 months ended June 30, 2001 and 2000                                      2

Consolidated Statements of Cash Flows for the six months ended
 June 30, 2001 and 2000                                                   3

Notes to Consolidated Financial Statements                               4-6

Item 2.     Management's Discussion and Analysis of Financial            7-10
            Condition and Results of Operations


Part II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders          11

Item 5.     Other Information                                            11

Item 6.     Exhibits and Reports on Form 8-K                             11

Signatures                                                               12

                       GETTY REALTY CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

--------------------------------------------------------------------------------------------------------
                                                                        June 30, 2001       December 31,
Assets:                                                            Historical   Pro Forma       2000
--------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Real Estate:
    Land                                                           $ 135,015    $ 135,015    $ 135,349
    Buildings and improvements                                       177,680      177,680      177,688
                                                                   ---------    ---------    ---------
                                                                     312,695      312,695      313,037
    Less - accumulated depreciation and amortization                  85,462       85,462       80,971
                                                                   ---------    ---------    ---------

      Real estate, net                                               227,233      227,233      232,066
Cash and equivalents                                                   2,105        2,105          723
Mortgages and accounts receivable, net                                 4,906        4,906        5,472
Deferred rent receivable                                               4,194        4,194         --
Recoveries from state underground storage tank funds                  10,755       10,755       11,957
Prepaid expenses and other assets                                      1,210        1,210        5,507
                                                                   ---------    ---------    ---------

    Total assets                                                   $ 250,403    $ 250,403    $ 255,725
                                                                   =========    =========    =========

------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
------------------------------------------------------------------------------------------------------
Borrowing under credit lines                                       $  19,400    $  19,400    $  27,000
Mortgages payable                                                     21,856       21,856       22,969
Accounts payable and accrued expenses                                 13,152       77,252       14,109
Environmental remediation costs                                       22,165       22,165       23,371
Deferred income taxes                                                 42,229       42,229       40,177
                                                                   ---------    ---------    ---------

    Total liabilities                                                118,802      182,902      127,626
                                                                   ---------    ---------    ---------

Stockholders' equity:
    Referred stock, par value $.01 per shares; authorized
       20,000,000 shares for issuance in series of which
       3,000,000 shares are classified as Series A Participating
       Convertible Redeemable Preferred; issued 2,888,798 at
       June 30, 2001 and December 31, 2000                            72,220       72,220     72,220
    Common stock, par value $.01 per share; authorized
       50,000,000 shares; issued 13,572,186 at June 30, 2001
       and 13,567,335 at December 31, 2000                               136          136        136
    Paid-in capital                                                   67,053        7,857     67,036
    Retained earnings                                                  4,904            -      1,419
    Preferred stock held in treasury, at cost (23,030  shares at
      June 30, 2001 and December 31, 2000)                              (430)        (430)      (430)
    Common stock held in treasury, at cost (1,019,048 shares at
         June 30, 2001 and December 31, 2000)                        (12,282)     (12,282)   (12,282)
                                                                   ---------    ---------  ---------

       Total stockholders' equity                                    131,601       67,501    128,099
                                                                   ---------    ---------  ---------

       Total liabilities and stockholders' equity                  $ 250,403    $ 250,403  $ 255,725
                                                                   =========    =========  =========

                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                    Three months ended June 30,       Six months ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                       2001              2000           2001            2000
---------------------------------------------------------------------------------------------------------------
Revenues:
    Revenues from rental properties                  $17,092           $14,706        $34,238          $29,430
    Other income                                         675               588            907              741
                                                     -------------------------        ------------------------
                                                      17,767            15,294         35,145           30,171
                                                     -------------------------        ------------------------

Rental property expense                                2,901             3,086          5,697            6,138
Environmental expenses                                 1,254             1,760          4,013            4,793
General and administrative expenses                    1,219             1,075          2,236            1,678
Depreciation and amortization                          2,364             2,483          4,733            4,994
Interest expense                                         744               920          1,642            1,690
                                                     -------------------------        ------------------------
                                                       8,482             9,324         18,321           19,293
                                                     -------------------------        ------------------------

Earnings before provision for income taxes             9,285             5,970         16,824           10,878

Provision for income taxes                             3,824             2,375          7,031            4,571
                                                     -------------------------        ------------------------
Net earnings                                           5,461             3,595          9,793            6,307

Preferred stock dividends                              1,272             1,277          2,544            2,557
                                                     -------------------------        ------------------------
Net earnings applicable to common stockholders       $ 4,189           $ 2,318        $ 7,249          $ 3,750
                                                     =========================        ========================
Net earnings per common share:
     Basic                                             $.33              $.18           $.58             $.29
     Diluted                                           $.33              $.18           $.58             $.29

Weighted average common shares outstanding:
    Basic                                             12,550            12,844         12,549           13,132
    Diluted                                           12,561            12,845         12,557           13,133

Pro forma net earnings per common share:
    Basic                                                                                $.45
    Diluted                                                                              $.45

Pro forma weighted average common
 shares outstanding:
    Basic                                                                              16,102
    Diluted                                                                            16,110


                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

--------------------------------------------------------------------------------------
                                                             Six months ended June 30,
--------------------------------------------------------------------------------------
                                                                2001        2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                  $  9,793    $  6,307
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                               4,733       4,994
     Deferred income taxes                                       2,052       3,641
     Gain on dispositions of real estate                          (628)       (495)
     Deferred rent receivable                                   (4,194)        --
Changes in assets and liabilities:
     Mortgages and accounts receivable                             566          47
     Recoveries from state underground storage tank funds        1,202      (2,579)
     Prepaid expenses and other assets                           4,297         227
     Accounts payable and accrued expenses                        (957)     (1,073)
     Environmental remediation costs                            (1,206)        193
     Income taxes payable                                          --       (1,374)
                                                             ------------------------
         Net cash provided by operating activities              15,658       9,888
                                                             ------------------------
Cash flows from investing activities:
     Capital expenditures                                         (373)       (555)
     Property acquisitions                                         --         (155)
     Proceeds from dispositions of real estate                   1,101       1,181
                                                             ------------------------
         Net cash provided by investing activities                 728         471
                                                             ------------------------

 Cash flows from financing activities:
     Borrowing (repayments) under credit lines, net             (7,600)     12,400
     Repayment of mortgages payable                             (1,113)     (2,754)
     Cash dividends                                             (6,308)     (6,462)
     Stock options, common and treasury stock, net                  17      (9,902)
                                                             ------------------------
         Net cash used in financing activities                 (15,004)     (6,718)
                                                             ------------------------

 Net increase in cash and equivalents                            1,382       3,641
 Cash and equivalents at beginning of period                       723      (4,162)
                                                             ------------------------

 Cash and equivalents at end of period                        $  2,105    $   (521)
                                                             ========================

 Supplemental disclosures of cash flow information
   Cash paid during the period for:
         Interest                                             $  1,685    $  1,841
         Income taxes, net                                         333       2,304

                            See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General:

   The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared, in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Transition Report on Form 1O-K for the transition period February 1, 2000 to December 31, 2000.

   The Consolidated Statements of Operations and Cash Flows for 2000 have been recast to include the three and six months ended June 30, 2000 as a result of the change in the Company's year-end to December 31 from January 31.

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

3. Earnings per common share:

    Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 11,000 shares and 1,000 shares for the quarters ended June 30, 2001 and 2000, respectively, and 8,000 shares and 1,000 shares for the six months ended June 30, 2001 and 2000, respectively.

    For the quarter and six months ended June 30, 2001 and 2000, conversion of Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for the purposes of computing diluted earnings per common share.

4. Contingency:

    On November 2, 2000, the Company entered into the Master Lease, which became effective upon the acquisition of a controlling interest in Marketing by a subsidiary of OAO Lukoil. The amendment of the Master Lease and a related amendment of a lease between two of the Company's subsidiaries was alleged by Fleet National Bank ("Fleet" or the "Lenders") to have caused a non-monetary default under a loan agreement between one of those subsidiaries, Power Test Realty Company Limited Partnership, and Fleet (the "Loan Agreement").

    On July 20, 2001, The Chase Manhattan Bank purchased the Lenders' interests under the loan agreement. The Company and Chase restated the then outstanding loan of approximately $20.0 million to bear interest at the lower of the prime rate or 2.5% over 30-day LIBOR and to mature on August 31, 2002. As a result of such restatement, the non-monetary default alleged by Fleet was cured. On August 1, 2001, the Company retired the entire outstanding loan with a portion of the net proceeds of its 8.9 million share common stock offering (see Note 6).

5. Stockholders' equity:

   A summary of the changes in stockholders' equity for the six months ended June 30, 2001 is as follows (in thousands, except per share amounts):

                                                                              Preferred     Common
                                                                              Stock Held    Stock Held
                                       Preferred  Common  Paid-in  Retained   in Treasury,  in Treasury,
                                       Stock      Stock   Capital  Earnings   at Cost       at Cost       Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $72,220    $136    $67,036  $1,419     ($430)        ($12,282)     $128,099

Net earnings                                                        9,793                                    9,793

Stock options exercised                                        17                                               17

Cash dividends:
   Preferred  -- $.8875 per share                                  (2,544)                                  (2,544)
   Common -- $.30 per share                                        (3,764)                                  (3,764)
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                 $72,220     136    $67,053  $4,904     ($430)        ($12,282)     $131,601
===================================================================================================================

6. Subsequent events:

         On August 1, 2001, the Company closed a public offering of 8,855,000 shares of its common stock (including exercise of the underwriters' over-allotment option) at a price of $16 per share, and at a special meeting of stockholders held on August 1, 2001, the Company's stockholders approved a charter amendment containing ownership limitations typical for real estate investment trusts (REITs).

         A portion of the $133.5 million net proceeds of the offering was used to pay a $64.1 million special one-time "earnings and profits" cash distribution to stockholders. The special distribution was paid on August 2, 2001 to holders of record of Getty common stock and Series A Preferred stock as of the close of business on July 25, 2001. Common stockholders received $4.15 per share and Series A Preferred stockholders received $4.20 per share. Purchasers of Getty common stock in the public offering did not receive any portion of the special distribution on any of the shares of common stock they purchased. The Company used $17.5 million of net proceeds from the offering to repay all amounts then outstanding under the lines of credit and $19.9 million to retire the loan with Chase Manhattan Bank (which had been previously purchased from Fleet National
Bank). The remaining $32.0 million of net proceeds will be used for general corporate purposes.

          The Company will elect to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, the Company will be required to distribute at least 90% of its taxable income to stockholders each year. The Company intends to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), commencing with the quarterly dividend to be declared in September 2001. Payment of future dividends is subject to market conditions, the Company's financial condition, the distribution preferences of the Company's preferred stock and other factors, and therefore cannot be assured. While the REIT election is effective for tax purposes as of the beginning of the year, the ability to make such election was contingent upon the completion of the offering to finance the required distribution of "earnings and profits". Accordingly, the effects of the change in tax status from a C-corp to a REIT will be reflected in the third quarter at which time, the Company will record a nonrecurring tax benefit in the third quarter results to reverse the provision for income taxes recorded for the six months ended June 30, 2001 and other accrued tax liabilities that it would no longer be required to pay as a REIT.

7. Pro forma presentation

         The Pro Forma Consolidated Balance Sheet as of June 30, 2001 gives effect to the accrual for the "earnings and profits" distribution of $64.1 million to the common and Series A Preferred stockholders (See Note 6). In connection with the common stock offering, the Company will elect to be taxed as a real estate investment trust and will be required to make the aforementioned distribution.

         Pro Forma Net Earnings per Common Share for the six months ended June 30, 2001 is presented to give effect to the dilution in net earnings per common share caused by the issuance of common stock to fund the "earnings and profits" distribution to pre-offering stockholders (See Note 6). Pro forma net earnings per common share assumes the issuance of approximately 3,553,000 shares of common stock at an offering price of $16.00 per share, which would be utilized to fund the "earnings and profits" distribution of $64,100,000 after deducting the historical net earnings of $7,249,000 applicable to common stockholders.

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

    On December 12, 2000, our Board of Directors approved a change in our fiscal year end to December 31 from January 31. We will elect to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, we will be required to distribute at least 90% of our taxable income to stockholders each year.

    Our financial results largely depend on rental income from Marketing and other tenants and are materially dependent upon the ability of Marketing to meet its obligations under the master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Based on the information currently available to us, we do not anticipate that Marketing will have difficulty in making required rental payments under the Master Lease in the foreseeable future. On December 8, 2000, a subsidiary of OAO Lukoil, Russia's largest vertically integrated oil company, acquired approximately 72% of the outstanding common stock of Marketing in a tender offer and acquired the remaining equity of Marketing through a merger on January 25, 2001.

    The financial results for 2000 have been recast to include the three and six months ended June 30, 2000 as a result of the change in our year-end to December 31 from January 31.

Results of Operations - Quarter ended June 30, 2001 compared with quarter ended June 30, 2000

    Revenues from rental properties for the quarter ended June 30, 2001 were $17.1 million, compared to $14.7 million for the quarter ended June 30, 2000. Approximately $16.5 million and $14.0 million of these rentals for the quarters ended June 30, 2001 and 2000, respectively, were from properties leased to Marketing under the Master Lease. The increase in rental income is primarily due to $2.1 million of deferred rent receivable recognized in the current period, as required by generally accepted accounting principles, related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. These fixed rent increases are recognized on a straight-line basis over the initial 15-year term of the Master Lease rather than when received. Previously, rent increases were based on the Consumer Price Index and would have been recognized when such increases were due. Rental income from Marketing also increased during the current quarter by $0.3 million due to a 4% rent increase effective December 9, 2000, net of a rent reduction due to a decrease in the number of properties leased compared to the prior period.

    Other income was $0.7 million for the quarter ended June 30, 2001 as compared with $0.6 million for the quarter ended June 30, 2000. The quarter ended June 30, 2000 included $0.2 million of higher gains on real estate dispositions.

    Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $2.9 million for the quarter ended June 30, 2001 compared to $3.1 million for the quarter ended June 30, 2000. The decrease was due to a reduction in rent paid for leased properties due to termination of leases with third party landlords.

    Environmental expenses for the quarter ended June 30, 2001 were $1.3 million as compared with $1.8 million for the quarter ended June 30, 2000. The current quarter included a change in estimated remediation costs of $0.9 million as compared to $1.5 million during the prior year quarter. These charges are the result of changes in estimated remediation costs associated with contamination discovered at sites where we retain responsibility for environmental remediation and revisions to estimates at other sites where remediation is ongoing. As of June 30, 2001, we had accrued $22.2 million as management's best estimate for probable and reasonably estimable environmental remediation costs and had recorded $10.8 million as management's best estimate for recoveries from state underground storage tank remediation funds related to environmental obligations and liabilities. Such accruals are reviewed on a regular basis and any changes will be reflected in our financial statements as they become known.

    General and administrative expenses for the quarter ended June 30, 2001 were $1.2 million, which is comparable to the $1.1 million for the quarter ended June 30, 2000. Included in general and administrative expenses for the quarters ended June 30, 2001 and 2000 are $74,000 and $159,000, respectively, of net fees paid to Marketing for certain administrative services and technical services performed under a services agreement. Substantially all of these services were discontinued as of April 1, 2001.

    Depreciation and amortization was $2.4 million and $2.5 million, respectively, for the quarters ended June 30, 2001 and 2000. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

    Interest expense for the three months ended June 30, 2001 was $0.7 million as compared with $0.9 million for the quarter ended June 30, 2000. The decrease was principally due to lower average borrowings and lower interest rates.

Results of Operations - Six months ended June 30, 2001 compared with six months ended June 30, 2000

    Revenues from rental properties for the six months ended June 30, 2001 were $34.2 million as compared with $29.4 million for the comparable prior year period. Rentals from properties leased to Marketing under the Master Lease for the six months ended June 30, 2001 were $33.0 million as compared with $28.1 million for the prior year period. The increase in rental income is primarily due to $4.2 million of deferred rent receivable accrued in the current year. Rental income from Marketing also increased during the current period by $0.7 million due to a 4% rent increase effective December 9, 2000, net of a rent reduction due to a decrease in the number of properties leased compared to the prior period.

    Other income was $0.9 million for the six months ended June 30, 2001 as compared with $0.7 million for the six months ended June 30, 2000. The six month period ended June 30, 2001 included $0.1 million of higher gains on real estate dispositions.

    Rental property expenses were $5.7 million for the six months ended June 30, 2001, compared to $6.1 million for the comparative prior year period. The decrease was due to a reduction in rent paid for leased properties due to termination of leases with third party landlords and real estate tax refunds received in the six months ended June 30, 2001.

    Environmental expenses for the six months ended June 30, 2001 were $4.0 million which decreased by $0.8 million from the prior year period. The decrease was due to reduced changes in estimated remediation costs associated with contamination discovered at sites where we retain responsibility for environmental remediation and revisions to estimates at other sites where remediation is ongoing of $0.4 million for the six month period. The prior six month period also included $0.7 million of charges related to environmental litigation.

    General and administrative expenses were $2.2 million for the six months ended June 30, 2001 as compared with $1.7 million for the six months ended June 30, 2000. The increase of $0.5 million was primarily due to employee-related expenses and legal fees. Included in general and administrative expenses for the six months ended June 30, 2001 and 2000 are $233,000 and $318,000, respectively, of net fees paid to Marketing for certain administrative and technical services performed under a services agreement. Substantially all of these services were discontinued as of April 1, 2001.

    Depreciation and amortization was $4.7 million for the six months ended June 30, 2001, a decrease of $0.3 million as compared with the six months ended June 30, 2000 due to assets becoming fully depreciated and real estate dispositions.

    Interest expense for the six months ended June 30, 2001 was $1.6 million as compared with $1.7 million for the six months ended June 30, 2000. The decrease in interest expense was principally due to lower average borrowings.

Liquidity and Capital Resources

   Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and a short-term uncommitted line of credit with a bank. Management believes that cash requirements for our business, including capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of June 30, 2001, we had lines of credit amounting to $35.0 million, of which $19.4 million was utilized for short-term borrowing and $3.3 million in connection with outstanding letters of credit. We repaid all amounts outstanding under the credit lines with a portion of the net proceeds of a common stock offering on August 1, 2001, as discussed below. As of August 8, 2001, a line of credit with one of the banks was terminated and the remaining line was increased to $25.0 million. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to renewal at the discretion of the bank.

   During the six months ended June 30, 2001 and 2000, the Company declared quarterly preferred stock dividends of $.44375 per share and quarterly cash common stock dividends of $.15 per share. These dividends aggregated $6.3 million and $6.5 million for the six months ended June 30, 2001 and 2000, respectively.

   Capital expenditures for the six months ended June 30, 2001 were $0.4 million.

   On August 1, 2000, we closed a public offering of 8,855,000 shares of our common stock (including exercise of the underwriters over-allotment option) at a price of $16 per share. At a special meeting of stockholders held on August 1, 2001, our stockholders approved a charter amendment containing ownership limitations typical for real estate investment trusts (REITs).

   We used a portion of the $133.5 million net proceeds of the offering to pay a $64.1 million special one-time cash distribution to stockholders. The special distribution was paid on August 2, 2001 to holders of record of Getty common stock and Series A Preferred stock as of the close of business on July 25, 2001. Common stockholders received $4.15 per share and Series A Preferred stockholders received $4.20 per share. Purchasers of Getty common stock in the public offering did not receive any portion of the special distribution on any of the shares of common stock they purchased. We used $17.5 million of net proceeds from the offering to repay all amounts then outstanding under the lines of credit and $19.9 million to retire the loan with Chase Manhattan Bank (which had been previously purchased from Fleet National Bank). The remaining $32.0 million of net proceeds will be used for general corporate purposes.

    We will elect to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, we will be required to distribute at least 90% of our taxable income to stockholders each year. We intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), commencing with the quarterly dividend to be declared in September 2001. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured. As a result of a change in tax status from a C-corp. to a REIT, we will record a nonrecurring tax benefit in the third quarter results to reverse the provision for income taxes recorded for the six months ended June 30, 2001 and other accrued tax liabilities that we would no longer be required to pay as a REIT.

   Although we expect that the existing sources of liquidity will be sufficient to meet our expected business and debt service requirements, we may be required to obtain additional sources of capital in the future, which we believe are available.

Special Factors Regarding Forward-Looking Statements

   Certain statements in this Quarterly Report on Form 1O-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on

Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for locations and tenants; the effects of regulation; our expectations as to the cost of completing environmental remediation; and the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT and future dependence on external sources of capital.

   As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, ability to pay dividends at expected levels, and stock prices. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are detailed from time to time in filings with the Securities and Exchange Commission.

   You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           At our Annual Meeting of Stockholders on June 21, 2001, our stockholders re-elected Messrs. Milton Cooper, Philip E. Coviello, Leo Liebowitz, Howard Safenowitz and Warren Wintrub as directors and ratified the appointment of PricewaterhouseCoopers LLP as our auditors for the year ending December 31, 2001.

           At a Special Meeting of Stockholders on August 1, 2001, our stockholders approved a charter amendment containing ownership limitations typical for REITs. The amendment was approved by a vote of 12,288,071 common shares (including the Series A Preferred shares voting on an as-converted basis) in favor, 6,988 shares against and 3,411 abstentions or withheld votes, as well as by a separate class vote of the Series A Preferred stockholders, with 2,228,238 in favor, 530 against and 484 abstentions or withheld votes. The charter amendment was filed with the State Department of Assessments and Taxation of Maryland and became effective shortly after the meeting.

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  The following exhibits are filed with this report:

                3. Articles of Amendment dated August 1, 2001 to Charter of Getty Realty Corp. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 1, 200l).

                10. Seconded Amended and Restated Loan Agreement, dated as of
                    July 20, 2001, between Power Test Realty Company Limited Partnership and The Chase Manhattan Bank (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 20, 2001).

           (b) The following Current Reports on Form 8-K have been filed by the Company since March 31, 2001:

                 July 16, 2001 -- announcing mailing of proxy materials for
                         Special Stockholders Meeting;

                 July 17, 2001 -- announcing declaration of special
                         distribution;

                 July 20, 2001 -- announcing refinancing of loan agreement and preliminary results for quarter ended June 30, 2001;

                 July 26, 2001 -- announcing pricing of common stock public offering and further preliminary results for quarter ended June 30, 200l; and

                 August 1, 2001 -- announcing closing of common stock public offering, approval of charter amendment, payment of special distribution and intention to elect to be taxed as a REIT under federal income tax laws beginning with year ending December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated: August 14, 2001                  BY: /s/ Thomas J. Stirnweis
                                            ----------------------------------
                                                      (Signature)
                                            THOMAS J. STIRNWEIS
                                            Corporate Controller and
                                            Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

Dated: August 14, 2001                  BY: /s/ Leo Liebowitz
                                            ----------------------------------
                                                      (Signature)
                                            LEO LIEBOWITZ
                                            President and Chief Executive
                                            Officer