Form 10-Q
period 2001-09-30
GETTY REALTY CORP /MD/
filed 2001-11-13
CIK 1052752

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934

      For quarter ended SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from               to
                                     -------------    --------------

                        Commission file number 001-13777


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                       11-2412575
        ---------------                                    ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

125 JERICHO TURNPIKE, SUITE 103, JERICHO, NEW YORK         11753
--------------------------------------------------         -----
(Address of principal executive offices)                   (Zip code)

                                 (516) 478-5400
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Registrant had outstanding 21,420,120 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of November 5, 2001.


===============================================================================

                               GETTY REALTY CORP.

                                      INDEX



Part I.    FINANCIAL INFORMATION                                   Page Number
-------    ---------------------                                   -----------

Item 1.    Financial Statements

Consolidated Balance Sheets as of September 30, 2001 and
 December 31, 2000                                                      1

Consolidated Statements of Operations for the three and nine
 months ended September 30, 2001 and 2000                               2

Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2001 and 2000                                            3

Notes to Consolidated Financial Statements                            4 - 5


Item 2.    Management's Discussion and Analysis of Financial          6 - 9
           Condition and Results of Operations



Part II.   OTHER INFORMATION
-------    -----------------

Item 4.    Submission of Matters to a Vote of Security Holders          10

Item 5.    Other Information                                            10

Item 6.    Exhibits and Reports on Form 8-K                             10

Signatures                                                              10

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

-------------------------------------------------------------------------------
                                        September 30,            December 31,
-------------------------------------------------------------------------------
Assets:                                     2001                    2000
-------------------------------------------------------------------------------
                                        (unaudited)

Real Estate:
     Land                               $     134,840            $    135,349
     Buildings and improvements               176,892                 177,688
                                        -------------            ------------
                                              311,732                 313,037
     Less - accumulated depreciation
       and amortization                        87,277                  80,971
                                        -------------            ------------

       Real estate, net                       224,455                 232,066

Cash and equivalents                           37,477                     723
Mortgages and accounts receivable, net          4,730                   5,472
Deferred rent receivable                        6,291                       -
Recoveries from state underground
  storage tank funds                           11,495                  11,957
Prepaid expenses and other assets               5,220                   5,507
                                        -------------            ------------

         Total assets                   $     289,668            $    255,725
                                        =============            ============

-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-------------------------------------------------------------------------------

Borrowings under credit lines           $           -            $     27,000
Mortgages payable                               1,829                  22,969
Accounts payable and accrued expenses          13,591                  14,629
Dividends payable                              10,107                   3,178
Environmental remediation costs                22,943                  23,371
Deferred income taxes                               -                  36,479
                                        -------------            ------------
         Total liabilities                     48,470                 127,626
                                        -------------            ------------

Stockholders' equity:
  Preferred stock, par value
    $.01 per share; authorized
    20,000,000 shares for issuance
    in series of which 3,000,000
    shares are classified as
    Series A Participating
    Convertible Redeemable
    Preferred; issued 2,888,798 at
    September 30, 2001 and
    December 31, 2000                          72,220                  72,220
  Common stock, par value
    $.01 per share; authorized
    50,000,000 shares; issued
    22,434,581 at September
    30, 2001 and 13,567,335 at
    December 31, 2000                             224                     136
  Paid-in capital                             198,560                  67,036
  Retained earnings (deficit)                 (17,094)                  1,419
  Preferred stock held in
    treasury, at cost (23,030
    shares at September 30, 2001
    and December 31, 2000)                       (430)                   (430)
  Common stock held in treasury,
    at cost (1,019,048 shares at
    September 30, 2001 and
    December 31, 2000)                        (12,282)                (12,282)
                                        -------------            ------------

         Total stockholders' equity           241,198                 128,099
                                        -------------            ------------

         Total liabilities and
           stockholders' equity         $     289,668            $    255,725
                                        =============            ============



                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------
                                                 Three months ended September 30,  Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                        2001        2000                  2001        2000
------------------------------------------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                    $ 16,971    $ 14,639               $ 51,209    $ 44,069
  Other income                                            623         315                  1,530       1,056
                                                     --------------------               --------------------
                                                       17,594      14,954                 52,739      45,125
                                                     --------------------               --------------------

Rental property expenses                                2,881       2,953                  8,578       9,091
Environmental expenses                                  1,953       1,582                  5,966       6,375
General and administrative expenses                     1,660         954                  3,896       2,632
Depreciation and amortization                           2,264       2,465                  6,997       7,459
Interest expense                                          243         996                  1,885       2,686
                                                     --------------------               --------------------
                                                        9,001       8,950                 27,322      28,243
                                                     --------------------               --------------------

Earnings before for income taxes                        8,593       6,004                 25,417      16,882

(Benefit) provision for income taxes                  (43,679)      2,641                (36,648)      7,212
                                                     --------------------               --------------------

Net earnings                                           52,272       3,363                 62,065       9,670

Preferred stock dividends                              13,308       1,270                 15,852       3,827
                                                     --------------------               --------------------

Net earnings applicable to common stockholders       $ 38,964    $  2,093               $ 46,213    $  5,843
                                                     ====================               ====================


Net earnings per common share:
     Basic                                           $   2.11    $   0.16               $   3.19    $   0.45
     Diluted                                         $   2.11    $   0.16               $   3.18    $   0.45

Weighted average common shares outstanding:
     Basic                                             18,430      12,696                 14,509      12,987
     Diluted                                           18,437      12,697                 14,517      12,988











                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

----------------------------------------------------------------------------------------------------
                                                                     Nine months ended September 30,
----------------------------------------------------------------------------------------------------
                                                                           2001         2000
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                           $  62,065    $   9,670
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
    Depreciation and amortization                                          6,997        7,459
    Deferred income taxes                                                (36,479)       2,470
    Gain on dispositions of real estate                                     (710)        (553)
    Deferred rent receivable                                              (6,291)          --
Changes in assets and liabilities:
    Mortgages and accounts receivable                                        742          500
    Recoveries from state underground storage tank funds                     462       (1,906)
    Prepaid expenses and other assets                                        287          191
    Accounts payable and accrued expenses                                 (1,038)         495
    Environmental remediation costs                                         (428)      (1,443)
    Income taxes payable                                                      --       (1,825)
                                                                       ----------------------

          Net cash provided by operating activities                       25,607       15,058
                                                                       ----------------------

Cash flows from investing activities:
    Capital expenditures                                                    (460)        (711)
    Property acquisitions                                                     --         (155)
    Proceeds from dispositions of real estate                              1,784        1,892
                                                                       ----------------------

          Net cash provided by investing activities                        1,324        1,026
                                                                       ----------------------

Cash flows from financing activities:
    Borrowings (repayments) under credit lines, net                      (27,000)      13,000
    Repayment of mortgages payable                                       (21,140)      (3,964)
    Cash dividends paid                                                  (73,649)      (9,097)
    Net proceeds from common stock offering                              131,531         --
    Stock options, common and treasury stock, net                             81      (11,734)
                                                                       ----------------------

          Net cash provided by (used in) financing activities              9,823      (11,795)
                                                                       ----------------------

Net increase in cash and equivalents                                      36,754        4,289
Cash and equivalents at beginning of period                                  723       (4,162)
                                                                       ----------------------

Cash and equivalents at end of period                                  $  37,477    $     127
                                                                       ======================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                       $   2,054    $   2,838
        Income taxes, net                                                    333        4,506




                             See accompanying notes.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General:

     The accompanying consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Transition Report on Form 10-K for the transition period February 1, 2000 to December 31, 2000.

     The Consolidated Statements of Operations and Cash Flows for 2000 have been recast to include the three and nine month periods ended September 30, 2000 as a result of the change in the Company's year-end to December 31 from January 31. Certain reclassifications have been made in the prior period financial statements to conform to the current presentation.

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

3.   Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 7,000 shares and 1,000 shares for the quarters ended September 30, 2001 and 2000, respectively, and 8,000 shares and 1,000 shares for the nine months ended September 30, 2001 and 2000, respectively.

     For the quarters and nine months ended September 30, 2001 and 2000, conversion of Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been anitdilutive and therefore conversion was not assumed for the purposes of computing diluted earnings per common share.

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

     On July 20, 2001, The Chase Manhattan Bank purchased the Lenders' interests under the Loan Agreement. The Company and Chase restated the then outstanding loan of approximately $20.0 million to bear interest at the lower of the prime rate or 2.5% over 30-day LIBOR and to mature on August 31, 2002. As a result, the non-monetary default alleged by Fleet was cured. On August 1, 2001, the Company retired the entire outstanding loan with a portion of the net proceeds of its 8.9 million share common stock offering (see Note 6).

5.   Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended September 30, 2001 is as follows (in thousands, except per share amounts):


                                                                                 Preferred      Common
                                                                                 Stock Held     Stock Held
                                     Preferred    Common   Paid-in    Retained   in Treasury,   in Treasury,
                                     Stock        Stock    Capital    Earnings   at Cost        at Cost         Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           $72,220      $136     $ 67,036   $  1,419      ($430)       ($12,282)       $128,099

Net earnings                                                            62,065                                     62,065

Issuance of common stock                            88      131,443                                               131,531

Stock options exercised                                          81                                                    81

Cash dividends:
    Preferred -- $5.53125 per share                                    (15,852)                                   (15,852)
    Common    -- $4.8625 per share                                     (64,726)                                   (64,726)
-------------------------------------------------------------------------------------------------------------------------
Balance,  September 30, 2001         $72,220      $224     $198,560   ($17,094)     ($430)       ($12,282)       $241,198
=========================================================================================================================

6.   Stock offering:

     On August 1, 2001, the Company closed a public offering of 8,855,000 shares of its common stock (including exercise of the underwriters' over-allotment option) at a price of $16.00 per share. A portion of the $131.5 million net proceeds of the offering was used to pay the $64.1 million special one-time "earnings and profits" cash distribution to stockholders. The special distribution was paid on August 2, 2001 to holders of record of Getty common stock and Series A Preferred stock as of the close of business on July 25, 2001. Common stockholders received $4.15 per share and Series A Preferred stockholders received $4.20 per share. Purchasers of Getty common stock in the public offering did not receive any portion of the special distribution on any of the shares of common stock they purchased. The Company used $17.5 million of the net proceeds from the offering to repay all amounts then outstanding under the lines of credit and $19.9 million to retire the loan with Chase Manhattan Bank (which had been previously purchased from Fleet National Bank). The remaining $30.0 million of the net proceeds will be used for general corporate purposes.

7.   Income taxes:

     At a special meeting of stockholders held on August 1, 2001, the Company's stockholders approved a charter amendment containing ownership limitations typical for real estate investment trusts (REITs). The Company elected to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, the Company will be required, among other tests, to distribute at least 90% of its taxable income to stockholders each year and will be taxed on the portion of taxable income not distributed to stockholders. It is the Company's intention to distribute 100% of its taxable income each year. While the REIT election is effective for tax purposes as of the beginning of the year, the ability to make such election was contingent upon the completion of the offering to finance the required distribution of "earnings and profits". Accordingly, the effects of the change in tax status from a C-corp to a REIT were reflected in the current quarter and the Company recorded a nonrecurring tax benefit to reverse the tax provision recorded for the six months ended June 30, 2001 of $7,031,000 and other accrued income tax liabilities that it would no longer be required to pay as a REIT.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. We lease most of our properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders on March 21, 1997 and acquired by a subsidiary of OAO Lukoil, Russia's largest vertically integrated oil company, in December 2000.

     On December 12, 2000, our Board of Directors approved a change in our fiscal year end to December 31 from January 31. We elected to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, we will be required, among other tests, to distribute at least 90% of our taxable income to stockholders each year.

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

     During the current quarter, the Company closed a public offering of 8,855,000 shares of its common stock. A portion of the $131.5 million net proceeds of the offering was used to pay a $64.1 million special one-time "earnings and profits" cash distribution to preferred and common stockholders and $37.4 million was used to repay substantially all of the Company's mortgage debt and outstanding lines of credit. In addition, the Company's stockholders approved a charter amendment to include ownership limitations typical for real estate investment trusts (REITs) and accordingly, the Company elected to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a result, during the current quarter the Company recorded a nonrecurring tax benefit to reverse accrued income tax liabilities that it would no longer be required to pay as a REIT.

     The financial results for 2000 have been recast to include the three and nine month periods ended September 30, 2000 as a result of the change in our year-end to December 31 from January 31.

Results of Operations - Quarter ended September 30, 2001 compared with Quarter ended September 30, 2000

     Revenues from rental properties for the quarter ended September 30, 2001 were $17.0 million, compared to $14.6 million for the quarter ended September 30, 2000. Approximately $16.4 million and $14.0 million of these rentals for the quarters ended September 30, 2001 and 2000, respectively, were from properties leased to Marketing under the Master Lease. The increase in rental income is primarily due to $2.1 million of deferred rent receivable recognized in the current period, as required by generally accepted accounting principles, related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. Previously, rent increases were based on the Consumer Price Index and would have been recognized when such increases were due. Rental income from Marketing also increased during the current quarter by $0.3 million due to a 4% rent increase effective December 9, 2000, net of a rent reduction due to a decrease in the number of properties leased compared to the prior period.

     Other income was $0.6 million for the quarter ended September 30, 2001 as compared with $0.3 million for the quarter ended September 30, 2000. The quarter ended September 30, 2001 included $0.2 million of higher interest income from short term investments resulting from investing the $30.0 million balance of the net proceeds of the common stock offering.

     Rental property expenses, which are principally comprised of rent expense and real estate taxes, were $2.9 million for the quarter ended September 30, 2001 compared to $3.0 million for the quarter ended September 30, 2000. The decrease was due to a reduction in rent paid for leased properties due to termination of leases with third party landlords.

     Environmental expenses for the quarter ended September 30, 2001 were $2.0 million as compared with $1.6 million for the quarter ended September 30, 2000. The current quarter included a change in estimated remediation costs of $1.6 million as compared to $1.5 million during the prior year quarter. These charges are the result of changes in estimated remediation costs associated with contamination discovered at sites where we retain responsibility for environmental remediation and revisions to estimates at other sites where remediation is ongoing. As of September 30, 2001, we had accrued $22.9 million as management's best estimate for probable and reasonably estimable environmental remediation costs and had recorded $11.5 million as management's best estimate for recoveries from state underground storage tank remediation funds related to environmental obligations and liabilities. Such accruals are reviewed on a regular basis and any changes will be reflected in our financial statements as they become known.

     General and administrative expenses for the quarter ended September 30, 2001 were $1.7 million, compared to $1.0 million for the quarter ended September 30, 2000. The increase is attributable to nonrecurring expenses relating to the amendment of the Company's charter and debt repayment as well as higher legal fees and increased employee related expenses, partially offset by reduced service fees. Such service fees for the quarters ended September 30, 2001 and 2000 amounted to $30,000 and $158,000, respectively, for certain administrative services and technical services performed under a services agreement. Substantially all of these services were discontinued as of April 1, 2001.

     Depreciation and amortization was $2.3 million and $2.5 million, respectively, for the quarters ended September 30, 2001 and 2000. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

     Interest expense for the three months ended September 30, 2001 was $0.2 million as compared with $1.0 million for the quarter ended September 30, 2000. Interest expense decreased from the comparable prior year period due to lower average borrowings outstanding and the repayment of substantially all of the Company's mortgage debt and outstanding lines of credit during the quarter.

     Income taxes was a benefit of $43.7 million for the quarter ended September 30, 2001 compared to a provision of $2.6 million for the prior three month period. The benefit was a result of the Company's election to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001 and the reversal in the current quarter of accrued income tax liabilities that it would no longer be required to pay as a REIT.

     Net earnings for the current quarter were $52.3 million, or $2.11 per diluted common share, as compared with $3.4 million, or $.16 per diluted common share, for the quarter ended September 30, 2000. Earnings before income taxes for the current quarter were $8.6 million as compared with $6.0 million for the quarter ended September 30, 2000.

Results of Operations - Nine Months ended September 30, 2001 compared with Nine Months ended September 30, 2000

     Revenues from rental properties for the nine months ended September 30, 2001 were $51.2 million as compared with $44.1 million for the comparable prior year period. Rentals from properties leased to Marketing under the Master Lease for the nine months ended September 30, 2001 were $49.3 million as compared with $42.1 million for the prior year period. The increase in rental income is primarily due to $6.3 million of deferred rent receivable accrued in the current year. Rental income from Marketing also increased during the current period by $0.9 million due to a 4% rent increase effective December 9, 2000, net of a rent reduction due to a decrease in the number of properties leased compared to the prior period.

     Other income was $1.5 million for the nine months ended September 30, 2001 as compared with $1.1 million for the nine months ended September 30, 2000. The nine month period ended September 30, 2001 included $0.2 million of higher gains on real estate dispositions and $0.2 million of interest income on short term investments.

     Rental property expenses were $8.6 million for the nine months ended September 30, 2001, compared to $9.1 million for the comparable prior year period. The decrease was due to a reduction in rent paid for leased properties due to termination of leases with third party landlords and real estate tax refunds received in the nine months ended September 30, 2001.

     Environmental expenses for the nine months ended September 30, 2001 were $6.0 million which decreased by $0.4 million from the prior year period. The decrease was due to reduced changes in estimated remediation costs associated with contamination discovered at sites where we retain responsibility for environmental remediation and revisions to estimates at other sites where remediation is ongoing of $0.3 million for the nine month period, partially offset by fees paid for environmental management services. The prior nine month period also included $0.7 million of higher charges related to environmental litigation.

     General and administrative expenses were $3.9 million for the nine months ended September 30, 2001 as compared with $2.6 million for the nine months ended September 30, 2000. The increase of $1.3 million was primarily due to nonrecurring expenses relating to the amendment of the Company's charter and debt repayment as well as higher legal fees and increased employee related expenses, partially offset by reduced service fees. The service fees for the nine months ended September 30, 2001 and 2000 are $263,000 and $476,000, respectively, for certain administrative and technical services performed under a services agreement. Substantially all of these services were discontinued as of April 1, 2001.

     Depreciation and amortization was $7.0 million for the nine months ended September 30, 2001, a decrease of $0.5 million as compared with the nine months ended September 30, 2000, due to assets becoming fully depreciated and real estate dispositions.

     Interest expense for the nine months ended September 30, 2001 was $1.9 million as compared with $2.7 million for the nine months ended September 30, 2000. Interest expense decreased from the comparable prior year period due to lower average borrowings outstanding and the repayment of substantially all of the Company's mortgage debt and outstanding lines of credit in the third quarter of 2001.

     Income taxes was a benefit of $36.6 million for the nine months ended September 30, 2001 compared to a provision of $7.2 million for the prior nine month period. The benefit was a result of the Company's election to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001 and the reversal in the current period of accrued income tax liabilities that it would no longer be required to pay as a REIT.

     Net earnings for the nine months ended September 30, 2001 were $62.1 million, or $3.18 per diluted common share, as compared with $9.7 million, or $.45 per diluted common share, for the nine months ended September 30, 2000. Earnings before income taxes for the current period were $25.4 million as compared with $16.9 million for the period ended September 30, 2000.

Liquidity and Capital Resources

     Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and a short-term uncommitted line of credit with a bank. Management believes that cash requirements for our business, including capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of September 30, 2001, we had a line of credit amounting to $25.0 million, of which $3.3 million was utilized for outstanding letters of credit. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to renewal at the discretion of the bank.

     Capital expenditures for the nine months ended September 30, 2001 were $0.5 million.

     During the nine months ended September 30, 2001, the Company declared quarterly preferred stock dividends aggregating $1.33125 per share and quarterly cash common stock dividends aggregating $.7125 per share. In addition, a special distribution was paid on August 2, 2001 to holders of Getty common stock and Series A Preferred stock. Common stockholders received $4.15 per share and Series A Preferred stockholders received $4.20 per share. During the nine months ended September 30, 2000, the Company declared quarterly preferred stock dividends aggregating $1.33125 per share and quarterly cash common stock dividends aggregating $.45 per share. Dividends aggregated $80.6 million and $9.6 million for the nine months ended September 30, 2001 and 2000, respectively.

     On August 1, 2000, we closed a public offering of 8,855,000 shares of our common stock (including exercise of the underwriters' over-allotment option) at a price of $16.00 per share. We used a portion of the $131.5 million net proceeds of the offering to pay the $64.1 million special one-time cash distribution to stockholders. The special distribution was paid on August 2, 2001 to holders of record of Getty common stock and Series A Preferred stock as of the close of business on July 25, 2001. Purchasers of Getty common stock in the public offering did not receive any portion of the special distribution on any of the shares of common stock they purchased. We used $17.5 million of the net proceeds from the offering to repay all amounts then outstanding under our lines of credit and $19.9 million to retire a loan from Chase Manhattan Bank (which had been previously purchased from Fleet National Bank). The remaining $30.0 million of the net proceeds will be used for general corporate purposes.

     At a special meeting of stockholders held on August 1, 2001, our stockholders approved a charter amendment containing ownership limitations typical for REITs. We elected to be taxed as a REIT under the federal income tax laws beginning with the year ending December 31, 2001. As a REIT, we will be required, among other tests, to distribute at least 90% of our taxable income to stockholders each year. We intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), and commenced doing so with the quarterly dividends declared in September 2001. We presently intend to pay quarterly dividends of $0.44375 per share of preferred stock ($1.775 per share on an annual basis) until dividends declared per share of common stock in any calendar year exceed $1.5691, at which time preferred stockholders will participate in the common stock dividends declared for the calendar year on an as-converted basis. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured.

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

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The information set forth in Item 4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated by reference herein.

Item 5.    Other Information.

           Proposals of security holders intended to be presented at our next annual meeting, currently scheduled for May 16, 2002, must be received no earlier than February 15, 2002 and no later than March 15, 2002 in accordance with our bylaws. Stockholder proposals to be considered for inclusion in our proxy statement for such meeting must be received by December 28, 2001.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits:


           The exhibits filed with the registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 are incorporated by reference herein.

             (b)  Reports filed on Form 8-K:

           The filings listed in Item 6(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 are incorporated by reference herein.



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

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  November 13, 2001                 BY: /s/ Thomas J. Stirnweis
                                             ----------------------------------
                                                  (Signature)
                                             THOMAS J. STIRNWEIS
                                             Corporate Controller and
                                             Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


Dated:  November 13, 2001                 BY: /s/ Leo Liebowitz
                                             ----------------------------------
                                                  (Signature)
                                             LEO LIEBOWITZ
                                             President and Chief Executive
                                             Officer