Form 10-K405
period 2001-12-31
GETTY REALTY CORP /MD/
filed 2002-03-29
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 OR
For the fiscal year ended December 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13777

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                                      11-3412575
---------------------------                                 -------------------
(State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                              identification no.)

125 Jericho Turnpike, Suite 103, Jericho, New York                        11753
--------------------------------------------------                   ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: 516-478-5400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
---------------------------           -----------------------------------------
Common Stock, $0.01 par value                           New York Stock Exchange

Series A Participating Convertible                      New York Stock Exchange
     Redeemable Preferred Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates 15,516,758 shares of common stock and 1,721,000 shares of preferred stock of the Company was $336,039,128 of March 21, 2002.

The registrant had outstanding 21,429,235 shares of common stock and 2,865,768 shares of preferred stock as of March 21, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document                                                Part of Form 10-K
      --------                                                -----------------
Annual Report to Stockholders for the year ended                     II
December 31, 2001 (the "Annual Report") (pages 6 through 13
and 15 through 32)

Definitive Proxy Statement for the 2002 Annual Meeting of            III
Stockholders (the "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's year ended December 31, 2001 pursuant to Regulation 14A.

                                     PART I
Item 1.  Business

General
-------

         Getty Realty Corp. is one of the largest real estate companies in the United States specializing in the ownership, leasing and management of gasoline station/convenience store properties. As of December 31, 2001, we owned 744 properties and leased 335 additional properties in 13 states located principally in the northeastern United States. 987 of our properties are triple-net leased on a long-term basis to Getty Petroleum Marketing Inc., a wholly owned subsidiary of OAO LUKoil, Russia's largest vertically integrated oil company. Marketing is responsible for managing the actual operations conducted at these properties.

         We are self-administered and self-managed through our management, which has owned, leased and managed gasoline stations and convenience store properties for more than 46 years. Our executive officers are engaged in the day-to-day management of our real estate exclusively. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We intend to invest in real estate and real estate related investments when such opportunities arise consistent with our current investment portfolio.

         Our predecessors trace back to 1955 with the ownership of one gasoline service station in New York City. As our business grew, we combined real estate ownership, leasing and management with actual service station operation. We became a public company in 1971 under the name Power Test Corp. In 1985, we acquired from Texaco the petroleum marketing assets of Getty Oil Company in the northeastern United States, and assumed the Getty name. In addition, we acquired the Getty(R) trademarks for use in real estate and petroleum marketing operations in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty and other branded retail service stations.

         In 1997, we reorganized our businesses and completed the spin-off of our petroleum marketing business to our stockholders, who received a tax-free dividend of one share of common stock of Getty Petroleum Marketing Inc. ("Marketing") for each share of our common stock. Following the reorganization and spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business. In 1998, we reorganized as a Maryland corporation and acquired Power Test Investors Limited Partnership, thereby acquiring fee title to 295 properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. In that transaction, we issued to the former unitholders of the Partnership shares of our series A participating convertible redeemable preferred stock, which trades on the New York Stock Exchange under the symbol "GTY-PrA." We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally used in the petroleum marketing industry.

         In December 2000, Marketing was acquired by a U.S. subsidiary of OAO LUKoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease and other arrangements with Marketing. Under the master lease, Marketing leases approximately 978 retail outlets and 9 terminal facilities from us. The master lease has an initial term expiring in December 2015, and generally provides Marketing with renewal options extending to 2048 that may be exercised only on an "all or nothing" basis. We expect to receive $58.2 million in lease rental payments from Marketing in 2002, with annual 2% rental increases in subsequent years. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. Certain financial obligations of Marketing under the master lease through at least December 9, 2003 are guaranteed by Lukoil and an Austrian subsidiary of Lukoil.

         We own the Getty(R) trademarks for use in real estate and petroleum marketing operations in the United States, which we have licensed to Marketing on an exclusive basis in its current northeastern U.S. marketing territory. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty.

         In August 2001, we closed a public offering of 8,855,000 shares of our common stock. We used $64.1 million of the $131.5 million net proceeds of the offering to pay a special one-time "earnings and profits" (as defined by the Internal Revenue Code) cash distribution to preferred and common stockholders and $37.4 million to repay substantially all our debt, leaving $30.0 million in cash for general corporate purposes, including the acquisition of additional properties. In addition, our stockholders approved a charter amendment to include typical real estate investment trust ("REIT") provisions.

         Accordingly, we elected to be taxed as a REIT with the year beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets the requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders each year.

Real Estate Business
--------------------

         987 of our properties are leased by Marketing. The operators of the properties leased by Marketing and our other tenants primarily consist of retailers engaged in the sale of gasoline and other motor fuel products, convenience products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience products, has helped provide one-stop shopping for consumers and represents a driving force behind the industry's growth in recent years.

         Revenues from rental properties for the year ended December 31, 2001 were $68.3 million. We received lease payments from Marketing aggregating approximately $57.5 million (or 96% of the $59.9 million total lease payments we received from all our rental properties). In addition, we recognized an additional $8.4 million of deferred rent receivable due to the straight-line method of accounting for the lease with Marketing. We are materially dependent upon the ability of Marketing to meet its obligations under the master lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive; however, based on the information currently available to us, we do not anticipate that Marketing will have difficulty making all required rental payments for the foreseeable future.

         As of December 31, 2001, we owned fee title to 744 gasoline station/convenience stores and six petroleum distribution terminals. We also leased 332 gasoline station/convenience stores and three bulk plants, as well as 32,000 square feet of office space at 125 Jericho Turnpike, Jericho, New York, a portion of which is used for our corporate headquarters and the majority of which was subleased to Marketing through January 31, 2002. We believe our network of gasoline station/convenience store and terminal properties across the northeastern United States is unique and comparable properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway on- and off-ramps. Furthermore, obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. Our typical property used as a gasoline station/convenience store is located on between 1/2 and 3/4 acres of land in metropolitan areas in the northeastern United States. Approximately two-thirds of our properties used as gasoline stations have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the names of Leemilt's Petroleum, Inc. and Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's and Getty Properties Corp., also our wholly owned subsidiary, are the lessees of substantially all of the properties we lease from third parties.

Regulation
----------

         We are subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had and are not expected to have a material adverse effect on our long-term financial position, although these costs may have a significant impact on our results of operations or liquidity for any single fiscal year or interim period.

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

         Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the master lease, we initiated a program to bring scheduled leased properties with known environmental contamination to regulatory closure in an economical manner and, thereafter, transfer all future environmental risks to Marketing. As of December 31, 2001, we have regulatory approved remediation action plans in place for 365 (80%) of the 455 properties for which we retain remediation responsibility under the master lease. At that date, 90 properties (20%) were in the assessment phase.

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

Personnel
---------

         As of December 31, 2001, we had 16 employees.

Special Factors Regarding Forward-Looking Statements
----------------------------------------------------

         Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

         These factors associated with Getty include, but are not limited to:

We are subject to risk inherent in owning and leasing real estate.

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

Our revenues are primarily dependent on the performance of the petroleum marketing industry and Getty Petroleum Marketing Inc.

         We rely on leasing service station properties, primarily to Marketing, for substantially all of our rental revenues (96.5% for the year ended December 31, 2001). Accordingly, our rental revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing or other lessees may have a material adverse effect on us. Marketing is wholly owned by a subsidiary of Lukoil. Although Lukoil is Russia's largest vertically integrated oil company, it has a limited history of operating in the United States. In the event that Marketing was unable to perform its obligations under its master lease with us, our financial results would be materially adversely affected. Although Marketing is a wholly owned subsidiary of Lukoil, no assurance can be given that Lukoil would cause Marketing to fulfill all of its obligations under the master lease.

         Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products, such as changes in domestic and foreign economies, political affairs and production levels, the availability of imported oil, the marketing of competitive fuels, the extent of government regulation and expected and actual weather conditions. We believe that Marketing currently relies on various suppliers for the purchase of refined petroleum products. The prices paid by Marketing and other petroleum marketers for their products are affected by global, national and regional factors, such as petroleum pipeline capacity, local market conditions and competition and the level of operations of refineries. Marketing's earnings and cash flow from operations depend upon rental income from dealers and the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in petroleum prices would adversely affect Marketing's profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing's customers or if automobile consumption of gasoline were to significantly decline.

Compliance with environmental regulations may be costly.

         The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as gasoline service stations, and therefore may also contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. We have agreed to provide limited environmental indemnification to Marketing with respect to six leased terminals, and limited indemnification relating to compliance of properties with local laws. Our aggregate indemnification liability to Marketing for these items is capped at a maximum of $5.6 million. Under the master lease, we continue to have additional ongoing environmental remediation obligations for scheduled properties.

         As of December 31, 2001 and 2000, we had accrued $27.3 million and $23.4 million, respectively, as management's best estimate for probable and reasonably estimable environmental remediation costs. As of December 31, 2001 and 2000, we had also recorded $14.3 million and $12.0 million, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities. It is possible that estimated aggregate future cash expenditures for environmental remediation from 2002 through 2010 could approximate $38.6 million, or approximately $19.8 million on a net basis after estimated recoveries from state UST remediation funds of approximately $18.8 million. Neither the aggregate cash expenditure nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that estimated net cash expenditures during this period could exceed the net amount accrued as of December 31, 2001 by approximately $6.8 million. We estimate that approximately 100 properties will not have regulatory or contractual closure at the end of this period and that spending will continue after 2010, although at significantly reduced levels. During 2002, we estimate that our net environmental spending will be approximately $7.4 million and our business plan for 2002 reflects a net change in estimated remediation costs of approximately $6.0 million.

         In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and reasonably estimable as defined by GAAP. Although environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

         We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

         Additional information with respect to environmental remediation costs and estimates is set forth on page 14 and in Note 7 to the financial statements on page 23 of our Annual Report to Stockholders filed as Exhibit 13 to this annual report and incorporated by reference herein.

         Our properties are concentrated in the northeastern United States, and adverse conditions in that region, in particular, could negatively impact our operations.

         A significant portion of the properties we own and lease are located in the northeastern United States. Because of the concentration of our properties in that region, in the event of adverse economic conditions in that region, we would likely experience higher risk of default on payment of rent payable to us (including under the master lease) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the northeastern United States and the ability of our lessees to make rent payments. In the event of any natural disaster, our ability to pay dividends could be adversely affected.

We are in a competitive business.

         The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Principal means of competition are rents charged and attractiveness of location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

Our future cash flow is dependent on renewal of leases and reletting of our space.

         We are subject to risks that leases may not be renewed, locations may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected. The master lease has an initial term expiring in December 2015, and generally provides Marketing with renewal options extending to 2048 that may be exercised only on an "all or nothing" basis.

We may acquire or develop new properties, and this may create risks.

         We may acquire or develop properties or acquire other real estate companies when we believe that an acquisition or development matches our business strategies. We might not succeed in consummating desired acquisitions or in completing developments on time or within our budget. We also might not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.

We are subject to losses that may not be covered by insurance.

         Marketing and other tenants, as the lessees of our properties are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. There are certain types of losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorders) which are either uninsurable or not economically insurable in our judgment. The destruction of, or significant damage to, properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition. We carry insurance against certain risks and in such amount as we believe is customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient.

Failure to qualify as a REIT would have adverse consequences to our stockholders.

         We have elected to be taxed as a REIT for the fiscal year 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. In order to initially qualify for REIT status, the Company was required, among other items, to make a distribution to shareholders in an amount at least equal to its accumulated "earnings and profits" (as defined in the Internal Revenue Code) from the years it operated as a taxable corporation. On August 1, 2001, the Company paid the earnings and profits distribution to its shareholders in an amount that the Company estimated was required in order for it to qualify as a REIT. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT, however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, we would be required to pay significant income taxes and would have less money available for our operations and distributions to stockholders. This would likely have a significant adverse effect on the value of our securities.

As a REIT, we are dependent on external sources of capital.

         To maintain our status as a REIT, we must distribute to our stockholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third party sources of capital, which may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our common stock. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase our leverage.

We may be unable to pay dividends and our equity may not appreciate.

         Although the holders of Getty preferred stock are entitled to receive stated dividends quarterly, and additional dividends to the extent dividends paid on shares of Getty common stock in any fiscal year of Getty exceed such dividends, we may be legally prevented from paying any dividends, including all or a portion of the dividends to which the holders of Getty preferred stock would otherwise be entitled. Under applicable Maryland law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities. No assurance can be given that our financial performance in the future will permit our payment of any dividends, including dividends on our series A preferred stock, at the times and in the amounts specified in our charter. Moreover, no assurance can be given that the value of the shares of our common stock will increase to levels which make it economically advantageous to holders of our series A preferred stock to exercise their right to convert such shares into our common stock. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

         You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or the occurrence of unanticipated events.

Item 2.  Properties

         The following table summarizes the geographic distribution of our properties at December 31, 2001. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the master lease.


                 OWNED BY GETTY REALTY     LEASED BY GETTY REALTY     TOTAL      PERCENT
                 ---------------------     ----------------------   PROPERTIES   OF TOTAL
                 MARKETING     OTHER       MARKETING       OTHER     BY STATE   PROPERTIES
                 AS TENANT    PARTIES      AS TENANT     PARTIES     --------   ----------
                 ---------   AS TENANT     ---------    AS TENANT
                             ---------                  ---------
New York            223         25            118           3          369         34.1%
New Jersey          109         14             50           2          175         16.2
Massachusetts        91          1             68           2          162         15.0
Pennsylvania        107         17             26           2          152         14.1
Connecticut          56          3             25          --           84          7.8
New Hampshire        28          3              3          --           34          3.2
Virginia              3          4             23           1           31          2.9
Maine                17          3              3           1           24          2.2
Rhode Island         14         --              5          --           19          1.8
Delaware             10          3              2          --           15          1.4
Maryland              4          2              1          --            7          0.6
Florida              --          6             --          --            6          0.6
Vermont               1         --             --          --            1          0.1
                    ------      --            ------       --        -----        -----
       Total        663(1)      81            324(2)       11        1,079        100.0%
                    ======      ==            ======       ==        =====        =====

---------------
(1) Includes six terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.
(2) Includes three terminals/bulk plants related to Marketing's residential fuels business based in the New York Mid-Hudson Valley.

         The following table sets forth information regarding lease expirations for properties that we lease from third parties:

                                    Number of Leases
Calendar Year                         Expiring (a)             Percent of Total
-------------                      ------------------          ----------------
2002                                       13                        3.9
2003                                       10                        3.0
2004                                        8                        2.4
2005                                        6                        1.8
2006                                       20                        5.9
                                          ---                      -----
                  Subtotal                 57                       17.0
Thereafter                                278                       83.0
                                          ---                      -----
                                          335                      100.0%
                                          ===                      =====

(a) Includes the exercise of lease renewal and extension options.


         We have rights-of-first refusal to purchase or lease 263 of our leased properties. Although there can be no assurance regarding any particular property, our experience has been that we are generally successful in renewing or entering into new leases when any lease term expires. Approximately 73% of our leased properties are subject to automatic renewal or extension options.

         In the opinion of our management, our relationships with our landlords are good and all of our properties (including those that are fee owned) are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us.

         Currently, we have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us.

         Four of our owned service station properties with a net book value of approximately $1.2 million are secured by mortgages with an aggregate principal balance of approximately $1.0 million at an average rate of 7.48% per annum. No other material mortgages, liens or encumbrances exist on our properties.

         Our wholly owned subsidiary, Getty Properties Corp., is party to a master lease agreement with Marketing with respect to approximately 978 service station and convenience store properties and our nine distribution terminals and bulk plants. The master lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with renewal options extending to 2048 that may be exercised only on an "all or nothing" basis. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. Certain financial obligations of Marketing under the master lease through at least December 9, 2003 are guaranteed by Lukoil and an Austrian subsidiary of Lukoil.

         If Marketing fails to pay rent, taxes or insurance premiums when due under the master lease, and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the master lease and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the master lease after notice and opportunity to cure, we do not have the right to terminate the master lease. Instead, our available remedies under the master lease are to obtain an injunction or other equitable relief requiring Marketing to comply with its obligations under the master lease and to recover damages from Marketing resulting from the failure.

         If any lease we have with a third party landlord is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third party landlord under a lease which is about to expire and does not contain options to renew, subject to certain limited exceptions, we and Marketing each have a non-exclusive right to negotiate with that third party landlord. We have also agreed that if we decide to sell any property leased to Marketing under the master lease, we will first offer to sell that property to Marketing pursuant to procedures set forth in the master lease.

         In general, Marketing remains responsible for any violations of non-environmental laws that existed prior to the time of the amendment of the master lease. We have agreed to provide limited indemnification, capped at $1.375 million, for certain violations, subject to Marketing's right, if it reasonably determines that curing the violation would be economically impractical, to require us to cure the violation or to remove the affected property from the master lease under certain circumstances. We continue to have obligations with respect to upgrading underground storage tanks and remediating pre-existing environmental conditions. Marketing otherwise remains liable for all environmental matters. Our indemnification responsibilities described above expire in December 2002.

         Getty Properties has also agreed to indemnify Marketing for certain pre-existing environmental conditions at the six terminals we own. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal conditions, Marketing and Getty Properties will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10 million. Our aggregate indemnification liability for these items is $4.25 million. Our indemnification responsibilities described above expire in December 2010. Under the master lease, we continue to have additional ongoing environmental remediation obligations for scheduled sites.

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 22 of the Annual Report.

         In 1991, the State of New York brought an action in the New York State Supreme Court in Albany County against one of our former subsidiaries seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. Although, there has been no activity in this proceeding in the past several years, in January 2002, we received a letter from the State's attorney indicating that the State intends to continue prosecuting the action and that the State is taking steps to join the owners of the service station premises as additional defendants in the lawsuit.

         In 1993, the State of New York asserted a claim against us for cleanup costs incurred at a service station and for statutory penalties. In 1994, an action was filed in New York State Supreme Court in Albany County against us and other parties to recover $522,000 for cleanup costs and unspecified penalties and interest. This action was settled in December 2001 for the sum of $310,000 paid to the State of New York.

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

         In September 1999, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement of $1,300,000 (plus interest and penalties) spent to clean up a discharge that allegedly occurred at a Company service station in 1987. This case was settled in May 2001 for the total sum of $648,398.88 (inclusive of interest) paid to the State of New York.

         In January 2000, the Massachusetts Department of Environmental Protection ("MADEP") alleged that we had violated certain regulatory provisions related to the operation of gasoline vapor recovery systems and handling of waste oil in the late 1980's and early 1990's. MADEP is seeking a fine of $123,000. We have engaged in settlement discussions with MADEP which are ongoing.

         In June 2000, the State of New York made a demand on us to reimburse the State $61,000, together with interest, for costs expended to remediate a gasoline discharge that occurred at a service station in 1984. No legal action has been commenced to date. In 1998 we paid $7,660 to the State for remediation costs. After that payment, the State has alleged that it conducted further remediation without notice to us and incurred the costs now being sought.

         In August 2000, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement at $607,000 (plus interest and penalties) spent to clean up a gasoline discharge that occurred in 1987.

         In September 2001, the State of New York made a demand on us to reimburse the State the sum of $111,000 plus a penalty of $80,000, for costs expended to remediate a petroleum discharge that occurred in 1996. In October 2001, we wrote to the State stating that we do not believe that we are the party responsible for the discharge.

Item 4.  Submission of to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the three months ended December 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information in response to this item is incorporated herein by reference from material under the heading "Capital Stock" on page 32 of the Annual Report.

Item 6.  Selected Financial Data

         Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 6 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Annual Report.

Item 7A.  Market Risk

         Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 22 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         Information in response to this item is incorporated herein by reference from the financial information set forth on pages 15 through 32 of the Annual Report.

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

         The following table lists our executive officers, their respective ages, and the offices and positions held.

Name                   Age            Position                    Officer Since
----                   ---            --------                    -------------
Leo Liebowitz           74    President and Chief                      1971
                              Executive Officer
Randi Young Filip       41    Vice President, General                  2001
                              Counsel and Corporate Secretary
Kevin C. Shea           42    Vice President                           2001
Thomas J. Stirnweis     43    Corporate Controller and Treasurer       2001

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

         Mr. Stirnweis joined Getty on January 1, 2001 as Corporate Controller and Treasurer. Prior to joining Getty, he was Manager of Financial Reporting and Analysis of Getty Petroleum Marketing Inc., where he provided services to Getty under a services agreement since the spin-off of Marketing in March 1997. Prior thereto, he held the same position at Getty since 1988. Mr. Stirnweis serves as our principal financial and accounting officer.

         Management is not aware of any family relationships between the executive officers.

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

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)      1. Financial Statements

                 The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 18 are filed as part of this annual report.

              2. Financial Statement Schedule

                 The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page 18 is filed as part of this annual report.

              3. Exhibits

                 The exhibits listed in the Exhibit Index on pages 21 through 23 are filed as part of this annual report.

     (b)      Reports on Form 8-K

              None.

              GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
   FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 & 2

                                                          Reference
                                                   ------------------------
Data incorporated by reference from attached       Form 10-K         Annual
2001 Annual Report to Stockholders                  (pages)          Report
of Getty Realty Corp.                                               (pages)

Report of Independent Accountants                                      31

Consolidated Statements of Operations for                              15
the year ended December 31, 2001, for the eleven months ended December 31, 2000, and for the year ended January 31, 2000

Consolidated Balance Sheets as of December                             16
31, 2001 and 2000

Consolidated Statements of Cash Flows for                              17
the year ended December 31, 2001, for the eleven months ended December 31, 2000, and for the year ended January 31, 2000

Notes to Consolidated Financial Statements                            18-30

Report of Independent Accountants--Financial           19
Statement Schedule

Schedule II - Valuation and Qualifying                 20
Accounts and Reserves for the year ended
December 31, 2001, for the eleven months ended December 31, 2000, and for the year ended January 31, 2000

         All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

         The financial statements listed in the above index which are included in the 2001 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 2001 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 13, 2002 appearing in the 2001 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2002

                       GETTY REALTY CORP. and SUBSIDIARIES
           SCHEDULE II--VALUATION and QUALIFYING ACCOUNTS and RESERVES
                      for the year ended December 31, 2001,
                 for the eleven months ended December 31, 2000,
                     and for the year ended January 31, 2000
                                 (in thousands)

                                 Balance at                                     Balance at
                             beginning of period   Additions    Deductions    end of period
                             -------------------   ---------    ----------    -------------
December 31, 2001:                  $102              $13          $ -             $115
   Allowance for doubtful
   accounts*
December 31, 2000:                  $158              $17          $73             $102
   Allowance for doubtful
   accounts*
January 31, 2000:                   $112              $56          $10             $158
   Allowance for doubtful
   accounts*
    * Relates to accounts receivable.

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                      for the year ended December 31, 2001


Exhibit
No.     Description
------- -----------

1.1     Agreement and Plan of Reorganization and Merger,    Filed as Exhibit 2.1 to Company's Registration
        dated as of December 16, 1997 (the "Merger          Statement on Form S-4, filed on January 12, 1998
        Agreement") by and among Getty Realty Corp.,        (File No. 333-44065), included as Appendix A to
        Power Test Investors Limited Partnership and CLS    the Joint Proxy Statement/Prospectus that is a
        General Partnership Corp.                           part thereof, and incorporated herein by
                                                            reference.

3.1     Articles of Incorporation of Getty Realty Holding   Filed as Exhibit 3.1 to Company's Registration
        Corp. ("Holdings"), now  known as Getty  Realty     Statement on Form S-4, filed on January 12,1998
        Corp., filed December 23, 1997.                     (File No. 333-44065), included as Appendix D to
                                                            the Joint Proxy Statement/Prospectus that is a
                                                            part thereof, and incorporated herein by
                                                            reference.

3.2     Articles Supplementary to Articles of               Filed as Exhibit 3.2 to Company's Annual Report
        Incorporation of Holdings, filed January 21, 1998.  on Form 10-K for the fiscal year ended January
                                                            31, 1998 (File No. 001-13777) and incorporated
                                                            herein by reference.

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

3.4     Articles of Amendment of Holdings, changing its     Filed as Exhibit 3.4 to Company's Annual Report
        name to Getty Realty Corp., filed January 30,       on Form 10-K for the fiscal year ended January
        1998.                                               31, 1998 (File No. 001-13777) and incorporated
                                                            herein by reference.

3.5     Amendment to Articles of Amendment, dated August    Filed as Exhibit 99.2 to Company's Current Report
        1, 2001.                                            on Form 8-K dated August 1, 2001 (File No.
                                                            001-13777) and incorporated herein by reference.

10.1    Retirement and Profit Sharing Plan (amended and     Filed as Exhibit 10.2(b) to Company's Annual
        restated as of September 19, 1996), adopted by      Report on Form 10-K for the fiscal year ended
        the Company on December 16, 1997.                   January 31, 1997 (File No. 1-8059) and
                                                            incorporated herein by reference.

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




Exhibit
No.     Description
------- -----------

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

10.5    Form of Indemnification Agreement between the       Filed as Exhibit 10.15 to Company's Annual Report
        Company and its directors.                          on Form 10-K for the fiscal year ended January
                                                            31, 1998 (File No. 001-13777) and incorporated
                                                            herein by reference.

10.6    Supplemental Retirement Plan for Executives of      Filed as Exhibit 10.22 to the Annual Report on
        the Company (then known as Getty Petroleum Corp.)   Form 10-K for the fiscal year ended January 31,
        and Participating Subsidiaries (adopted  by the     1990 (File No. 1-8059) of Getty Petroleum Corp.
        Company on December 16, 1997).                      and incorporated herein by reference.

10.7    Form of Agreement dated December 9, 1994 between    Filed as Exhibit 10.23 to the Annual Report on
        Getty Petroleum Corp. and its non-director          Form 10-K for the fiscal year ended January 31,
        officers and certain key employees regarding        1995 (File No. 1-8059) of Getty Petroleum Corp.
        compensation upon change in control.                and incorporated herein by reference.

10.8    Form of Agreement dated as of March 7, 1996         Filed as Exhibit 10.27 to the Annual Report on
        amending Agreement dated as of December 9, 1994     Form 10-K for the fiscal year ended January 31,
        between Getty Petroleum Corp. (now known as Getty   1996 (File No. 1-8059) of Getty Petroleum Corp.
        Properties Corp.) and its non-director officers     and incorporated herein by reference.
        and certain key employees regarding compensation
        upon change in control (See Exhibit 10.11).

10.9    Form of letter from Getty Petroleum Corp. dated     Filed as Exhibit 10.19 to Company's Annual Report
        April 8, 1997, confirming that a change of          on Form 10-K for the fiscal year ended January
        control event had occurred pursuant to the          31, 1998 (File No. 001-13777) and incorporated of
        change of control agreements. (See Exhibits 10.7    and herein by reference.
        10.8).

10.10   Form of Agreement dated March 9, 1998, from the     Filed as Exhibit 10.20 to Company's Annual Report
        Company to certain officers and key employees,      on Form 10-K for the fiscal year ended January
        adopting the prior change of control agreements,    31, 1998 (File No. 001-13777) and incorporated
        as amended, and further amending those              herein by reference.
        agreements. (See Exhibits 10.7, 10.8 and 10.9).

10.11   Form of Reorganization and Distribution Agreement   Filed as Exhibit 10.29 to the Annual Report on
        between Getty Petroleum Corp. (now known as Getty   Form 10-K for the fiscal year ended January 31,
        Properties Corp.) and Getty Petroleum Marketing     1997 (File No. 1-8059) of Getty Petroleum Corp.
        Inc. dated as of February 1, 1997.                  and incorporated herein by reference



Exhibit
No.     Description
------- -----------
10.12   Form of Tax Sharing Agreement between Getty         Filed as Exhibit 10.32 to the Annual Report on
        Petroleum Corp. (now known as Getty Properties      Form 10-K for the fiscal year ended January 31,
        Corp.) and Getty Petroleum Marketing Inc.           1997 (File No. 1-8059) of Getty Petroleum Corp.
                                                            and incorporated herein by reference.

10.13   Form of Stock Option Reformation Agreement made     Filed as Exhibit 10.33 to the Annual Report on
        and entered into as of March 21, 1997 by and        Form 10-K for the fiscal year ended January 31,
        between Getty Petroleum Corp. (now known as Getty   1997 (File No. 1-8059) of Getty Petroleum Corp.
        Properties Corp.) and Getty Petroleum Marketing     and incorporated herein by reference.
        Inc.

10.14   Consolidated, Amended and Restated Master Lease     Filed as Exhibit 10.21(a) to Company's Quarterly
        Agreement dated November 2, 2000 between Getty      Report on Form 10-Q dated December 15, 2000 (File
        Properties Corp. and Getty Petroleum Marketing      No. 001-13777) and  incorporated herein by
        Inc.                                                reference.

10.15   Environmental Indemnity Agreement dated November    Filed as Exhibit 10.30 to Company's Quarterly
        2, 2000 between Getty Properties Corp. and Getty    Report on Form 10-Q dated December 15, 2000 (File
        Petroleum Marketing Inc.                            No. 001-13777) and incorporated herein by
                                                            reference.

10.16   Guarantee of Lease as of November 2, 2000 by OAO    Filed as Exhibit 99.3 to Company's Current Report
        LUKOIL and Lukoil International GmbH.               on Form 8-K dated November 9, 2000 (File No.
                                                            001-13777) and incorporated herein by reference.

10.17   Amended and Restated Trademark License Agreement,   Filed as Exhibit 10.23(a) to Company's Quarterly
        dated November 2, 2000, between Getty Properties    Report on Form 10-Q dated December 15, 2000 (File
        Corp. and Getty Petroleum Marketing Inc.            No. (001-13777) and incorporated herein  by
                                                            reference.

10.18   Trademark License Agreement, dated November 2,      Filed as Exhibit 10.23(b) to Company's Quarterly
        2000, between Getty (TM) Corp. and Getty            Report on Form 10-Q dated December 15, 2000 (File
        Petroleum Marketing Inc.                            No. 001-13777) and incorporated herein by
                                                            reference.

13      Annual Report to Stockholders for the fiscal year   *
        ended December 31, 2001.

21      Subsidiaries of the Company.                        *

23      Consent of Independent Accountants.                 *

-----------------------
*Filed herewith


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Getty Realty Corp.
                                          (Registrant)


                                          By: /s/ THOMAS J. STIRNWEIS
                                             ----------------------------------
                                          Thomas J. Stirnweis,
                                          Corporate Controller and Treasurer
                                          March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ LEO LIEBOWITZ                     By: /s/ THOMAS J. STIRNWEIS
   ----------------------------------        ----------------------------------
Leo Liebowitz                             Thomas J. Stirnweis
President, Chief Executive Officer and    Corporate Controller and Treasurer
Director                                  (Principal Financial and Accounting
March 29, 2002                            Officer)
                                          March 29, 2002


By: /s/ MILTON COOPER                     By: /s/ PHILIP E. COVIELLO
   ----------------------------------        ----------------------------------
Milton Cooper                             Philip E. Coviello
Director                                  Director
March 29, 2002                            March 29, 2002


By: /s/ HOWARD SAFENOWITZ                 By: /s/ WARREN G. WINTRUB
   ----------------------------------        ----------------------------------
Howard Safenowitz                         Warren G. Wintrub
Director                                  Director
March 29, 2002                            March 29, 2002