Form 10-Q
period 2002-03-31
GETTY REALTY CORP /MD/
filed 2002-05-10
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For the quarter ended MARCH 31, 2002            Commission file number 001-13777
                      --------------                                   ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                         11-3412575
 -------------------------------                               ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                          11753
----------------------------------------                         -----
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

Registrant had outstanding 21,434,235 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of May 1, 2002.

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of March 31, 2002 and
  December 31, 2001                                                       1

 Consolidated Statements of Operations for the three
  months ended March 31, 2002 and 2001                                    2

 Consolidated Statements of Cash Flows for the
  three months ended March 31, 2002 and 2001                              3

 Notes to Consolidated Financial Statements                             4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7 - 13

Part II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                14

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

-----------------------------------------------------------------------------------------------
                                                                     March 31,     December 31,
-----------------------------------------------------------------------------------------------
Assets:                                                                 2002           2001
-----------------------------------------------------------------------------------------------
   Real Estate:
       Land                                                          $ 134,844      $ 134,717
       Buildings and improvements                                      176,537        176,635
                                                                     ---------      ---------
                                                                       311,381        311,352
       Less - accumulated depreciation                                  91,337         89,242
                                                                     ---------      ---------
          Real estate, net                                             220,044        222,110
   Cash and equivalents                                                 36,199         37,523
   Mortgages and accounts receivable, net                                4,818          4,819
   Deferred rent receivable                                             10,077          8,388
   Recoveries from state underground storage tank funds                 14,764         14,276
   Prepaid expenses and other assets                                     1,005          1,072
                                                                     ---------      ---------
          Total assets                                               $ 286,907      $ 288,188
                                                                     =========      =========

-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------------

   Mortgages payable                                                 $     979      $     997
   Dividends payable                                                    10,111         10,108
   Accounts payable and accrued expenses                                10,073         12,018
   Environmental remediation costs                                      28,730         27,292
                                                                     ---------      ---------
          Total liabilities                                             49,893         50,415
                                                                     ---------      ---------
   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized
       20,000,000 shares for issuance in series of which
       3,000,000 shares are classified as Series A Participating
       Convertible Redeemable Preferred; issued 2,888,798 at
       March 31, 2002 and December 31, 2001                             72,220         72,220
     Common stock, par value $.01 per share; authorized
       50,000,000 shares; issued 22,448,043 at March 31, 2002
       and 22,441,168 at December 31, 2001                                 224            224
     Paid-in capital                                                   198,669        198,575
     Dividends paid in excess of earnings                              (21,390)       (20,537)
     Preferred stock held in treasury, at cost (23,030 shares at
       March 31, 2002 and December 31, 2001)                              (430)          (430)
    Common stock held in treasury, at cost (1,018,808 shares at
       March 31, 2002 and 1,018,848 at December 31, 2001)              (12,279)       (12,279)
                                                                     ---------      ---------
          Total stockholders' equity                                   237,014        237,773
                                                                     ---------      ---------
          Total liabilities and stockholders' equity                 $ 286,907      $ 288,188
                                                                     =========      =========


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-----------------------------------------------------------------------------
                                                Three months ended March 31,
-----------------------------------------------------------------------------
                                                     2002        2001
-----------------------------------------------------------------------------

Revenues:
  Revenues from rental properties                  $16,877     $17,146
  Other income, net                                    560         232
                                                   -------     -------
                                                    17,437      17,378
                                                   -------     -------

Expenses:
  Rental property expenses                           3,105       2,796
  Environmental expenses, net                        1,649       2,759
  General and administrative expenses                1,078       1,017
  Depreciation expense                               2,314       2,369
  Interest expense                                      33         898
                                                   -------     -------
                                                     8,179       9,839
                                                   -------     -------
Earnings before income taxes                         9,258       7,539

Provision for income taxes                               -       3,207
                                                   -------     -------
Net earnings                                         9,258       4,332

Preferred stock dividends                            1,272       1,272
                                                   -------     -------
Net earnings applicable to common stockholders     $ 7,986     $ 3,060
                                                   =======     =======


Net earnings per common share:
     Basic                                         $   .37     $   .24
     Diluted                                       $   .37     $   .24

Weighted average common shares outstanding:
     Basic                                          21,425      12,548
     Diluted                                        21,435      12,553



                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

--------------------------------------------------------------------------------------------
                                                                Three months ended March 31,
--------------------------------------------------------------------------------------------
                                                                    2002          2001
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                      $  9,258      $  4,332
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                                     2,314         2,369
    Deferred income taxes                                                -         1,035
    Gain on dispositions of real estate                               (346)          (88)
    Deferred rent                                                   (1,689)       (2,097)
Changes in assets and liabilities:
    Mortgages and accounts receivable                                    1           458
    Recoveries from state underground storage tank funds              (488)          517
    Prepaid expenses and other assets                                   67         2,264
    Accounts payable and accrued expenses                           (1,945)       (1,173)
    Environmental remediation costs                                  1,438          (888)
                                                                  --------      --------
Net cash provided by operating activities                            8,610         6,729
                                                                  --------      --------

Cash flows from investing activities:
    Capital expenditures                                               (48)         (346)
    Property acquisitions                                             (352)            -
    Proceeds from dispositions of real estate                          498           115
                                                                  --------      --------
          Net cash provided by (used in) investing activities           98          (231)
                                                                  --------      --------

Cash flows from financing activities:
    Repayments under credit lines, net                                   -        (3,000)
    Repayment of mortgages payable                                     (18)         (556)
    Dividends paid                                                 (10,108)       (3,154)
    Stock options, common and treasury stock, net                       94             -
                                                                  --------      --------
          Net cash used in financing activities                    (10,032)       (6,710)
                                                                  --------      --------

Net decrease in cash and equivalents                                (1,324)         (212)
Cash and equivalents at beginning of period                         37,523           723
                                                                  --------      --------

Cash and equivalents at end of period                             $ 36,199      $    511
                                                                  ========      ========

Supplemental disclosures of cash flow information
    Cash paid (refunded) during the period for:
        Interest                                                  $     33      $    908
        Income taxes, net                                              551           (99)
        Recoveries from state underground storage funds             (1,094)       (1,705)
        Environmental remediation costs                              1,499         4,500

                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General:
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust ("REIT") specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. All significant intercompany accounts and transactions have been eliminated.

     The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates. Estimates underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, depreciation, impairment of long-lived assets, litigation, accrued expenses and income taxes.

     The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Earnings per common share:
     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 10,000 and 5,000 shares for the quarters ended March 31, 2002 and 2001, respectively.

     For the quarters ended March 31, 2002 and 2001, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share.

3.   Income taxes:
     The Company and its subsidiaries file a consolidated Federal income tax return. In the third quarter of 2001, and effective retroactive to January 1, 2001, the Company elected to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal corporate income tax, provided that distributions to its shareholders equal at least 100% of its REIT taxable income as defined under the Internal Revenue Code. The Company is subject to income taxes in certain states that do not conform to the federal REIT provisions and to other state taxes that are not based on income. The

Company recorded a nonrecurring tax benefit of approximately $36.6 million in the third quarter of 2001 to reverse accrued income tax liabilities that it would no longer be required to pay as a REIT, including certain taxes that were provided for during the first two quarters of 2001. If the Company sells any property within ten years after its REIT election for which a gain is not deferred in a like-kind property exchange, it will be taxed on the built-in gain that existed as of January 1, 2001 and is realized from such sale at the highest corporate tax rate. This ten-year built-in gain tax period will end on January 1, 2011.

4.   New accounting pronouncements:
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No.142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The adoption of SFAS No. 141 has not had a significant effect on the Company's financial position or results of operations. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 has not had a significant effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 has not had a significant effect on the Company's financial position or results of operations.

     On April 30, 2002 the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Further, SFAS No. 145 eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company will adopt the provisions of this statement beginning with the second quarter of 2002, and it does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's financial position or results of operations.

5.   Stockholders' equity:
     A summary of the changes in stockholders' equity for the three months ended March 31, 2002 is as follows (in thousands, except per share amounts):

                                                                                   Preferred Stock     Common Stock
                                                                       Dividends  Held in Treasury,  Held in Treasury,
                            Preferred Stock    Common Stock             Paid In        At Cost            at Cost
                            -------------------------------- Paid-in   Excess Of  ------------------------------------
                            Shares   Amount   Shares  Amount Capital   Earnings   Shares    Amount   Shares     Amount     Total
                            -----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001   2,889  $ 72,220  22,441   $224  $198,575  $(20,537)   (23)     $(430)   (1,019)  $(12,279)  $237,773
Net earnings                                                              9,258                                             9,258
Cash dividends:
  Common -- $.4125
    per share                                                            (8,839)                                           (8,839)
  Preferred -- $.44375
    per share                                                            (1,272)                                           (1,272)
Stock options                                      7               94                                                          94
                            -----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002      2,889  $ 72,220  22,448   $224  $198,669  $(21,390)   (23)     $(430)   (1,019)  $(12,279)  $237,014
                            =====================================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     We are a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. We lease most of our properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders on March 21, 1997 and subsequently acquired by a subsidiary of OAO Lukoil ("Lukoil"), Russia's largest vertically integrated oil company, in December 2000.

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

     On August 1, 2001, we closed a public offering of 8,855,000 shares of our common stock. A portion of the $131.5 million net proceeds of the offering was used to pay a $64.1 million special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to preferred and common shareholders and $37.4 million was used to repay substantially all of our mortgage debt and outstanding lines of credit.

     In addition, on August 1, 2001, our shareholders approved a charter amendment to include ownership limitations typical for a real estate investment trust ("REIT") and accordingly, we elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a result, during the third quarter of 2001, we recorded a nonrecurring tax benefit to reverse previously accrued income tax liabilities that we would no longer be required to pay as a REIT, including certain taxes that were provided during the first two quarters of 2001. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. Moreover, as a REIT, we will not be subject to federal corporate income tax if we distribute at least 100% of our taxable income to our shareholders.

     Results of Operations - Quarter ended March 31, 2002 compared with the quarter ended March 31, 2001

     Revenues from rental properties for the quarter ended March 31, 2002 were $16.9 million, compared to $17.1 million for the quarter ended March 31, 2001. Approximately $16.3 million and $16.5 million of these rentals for the quarters ended March 31, 2002 and 2001, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $1.7 million and $2.1 million of deferred rent recognized in the current and prior periods, respectively, related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. The $.4 million decrease in deferred rent was partially offset by $.2 million of additional rental income received during the current quarter due to the 2% annual rent increase under the Master Lease effective in December 2001, net of a reduction in the number of properties leased compared to the prior period.

     Other income was $.6 million for the quarter ended March 31, 2002, an increase from the prior period due to $.3 million of additional gains on dispositions of properties and additional investment income.

     Rental property expenses, which are principally comprised of rent expense and real estate and other taxes, were $3.1 million for the quarter ended March 31, 2002, compared to $2.8 million for the quarter ended March 31, 2001. The $.3 million increase was primarily due to additional taxes provided in the current quarter for states that do not conform to the federal REIT provisions and real estate tax refunds received in the prior period.

     Environmental expenses, net for the quarter ended March 31, 2002 were $1.6 million, a decrease of $1.1 million from the prior period. The current period environmental expenses include a net change in estimated remediation costs of $1.4 million, a $1.0 million decrease from the net change recorded in the prior year period.

     General and administrative expenses for the quarter ended March 31, 2002 were $1.1 million, an increase of $.1 million as compared with the quarter ended March 31, 2001. The increase was caused by higher employee related expenses which were substantially offset by the elimination of service fees paid to Marketing.

     Depreciation expense was $2.3 million and $2.4 million, respectively, for the quarters ended March 31, 2002 and 2001. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

     Interest expense for the three months ended March 31, 2002 decreased from $898,000 to $33,000 as compared with the quarter ended March 31, 2001. The decrease was due to the repayment of substantially all of our mortgage debt and outstanding lines of credit in August 2001.


     Liquidity and Capital Resources

     Our principal sources of liquidity are cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of March 31, 2002, we had a line of credit amounting to $25.0 million, of which $3.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal at the discretion of the bank.

     At a special meeting of shareholders held on August 1, 2001, our shareholders approved a charter amendment containing ownership limitations typical for a REIT. We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), and commenced doing so with the quarterly dividend declared in

September 2001. We presently intend to pay quarterly dividends of $0.44375 per share of preferred stock ($1.775 per share on an annual basis) until dividends declared per share of common stock in any calendar year exceed $1.5691, at which time preferred shareholders will participate in the excess common stock dividends declared for the calendar year on an "as converted" basis. Based on the current conversion rate and our current annual common stock dividend rate of $1.65 per share, preferred stockholders would receive annual dividends aggregating approximately $1.8665 per preferred share. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured. We declared cash common stock dividends of $.4125 and $.15 per share during the three months ended March 31, 2002 and 2001, respectively. We also declared preferred stock dividends of $.44375 per share during each of these periods. These dividends aggregated $10.1 million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively.

     In order to initially qualify for REIT status, we were required to make a distribution to shareholders in an amount at least equal to our accumulated earnings and profits from the years we operated as a taxable corporation. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed in 2001, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend.

     Capital expenditures, including property acquisitions, for the three months ended March 31, 2002 were $.4 million.

     Critical Accounting Policies

     Our accompanying consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in its financial statements. We have made our best estimates and judgments relating to certain amounts which are included in our financial statements, giving due consideration to the accounting policies selected and materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below. Application of these accounting policies however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our accounting policies are described in note 1 to the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2001. We believe the more critical of our accounting policies are as follows:

     Revenue Recognition - We earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $10.1 million recorded as of March 31, 2002 will ultimately be collected.

Accordingly, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term. We believe our revenue recognition policies meet the requirements of GAAP.

     Impairment of long-lived assets - Real estate assets represent "long-lived" assets for accounting purposes. We review the recorded value of long-lived assets for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We believe that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value.

     Income taxes - Our future financial results generally will not reflect provisions for current or deferred income taxes since we elected to be taxed as a REIT effective as of January 1, 2001. Our intention is to operate in a manner that will allow us to continue to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level federal income taxes. Many of these REIT requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal income tax.

     Environmental Costs - We provide for estimated future costs for known environmental remediation requirements when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated (see Environmental Matters). Frequently the best estimate of costs for a component of the liability can only be identified as a range, and no amount within the range is a better estimate of the liability than any other amount. In that circumstance, GAAP requires that the minimum of the range be accrued for that cost component. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable.

     Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal, the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing.

     Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner and, thereafter, transfer all future environmental risks to our tenants. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We have agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease, as amended. We will continue to collect recoveries from certain state UST remediation funds related to these environmental liabilities.

     We have also agreed to provide limited environmental indemnification to Marketing with respect to six leased terminals and limited indemnification relating to compliance of properties with local laws. Our aggregate indemnification liability for these items is capped at a maximum of $5.6 million. We have not accrued a liability for these indemnification agreements since it is uncertain that any significant amounts will be required to be paid under the agreements.

     The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated in accordance with GAAP. The environmental remediation liability is estimated based on the level and impact of contamination for each property. The accrued liability is the aggregate of the best estimates of cost for each component of the liability. If the best estimate of costs for a component of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for that cost component. Recoveries of environmental costs, principally from state underground storage tank remediation funds, are accrued as a reduction in environmental expenses, net when such recoveries are considered probable.

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2002, we had remediation action plans in place for 350 (80%) of the 435 properties for which we retain environmental responsibility. Eighty-five properties (20%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

     As of March 31, 2002 and December 31, 2001, we had accrued $28.7 million and $27.3 million, respectively, as management's best estimate for probable and reasonably estimable environmental remediation costs. As of March 31, 2002 and December 31, 2001, we had also recorded $14.8 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities. It is possible that estimated aggregate cash expenditures for environmental remediation from 2002 through 2010 could approximate $38.6 million, or approximately $19.8 million on a net basis after estimated recoveries from state UST remediation funds of approximately $18.8 million. Neither the aggregate cash expenditure nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that estimated net cash expenditures during the 2002 - 2010 period could exceed the net amount accrued as of December 31, 2001 by approximately $6.8 million. We estimate that approximately 100 properties will not have Closure by 2010 and that spending will continue afterwards, although at significantly reduced levels. During 2002, we estimate that our net environmental remediation spending will be approximately $7.4 million and our business plan for 2002 reflects a net change in estimated remediation costs of approximately $6.0 million. During the first quarter of 2002, our net environmental remediation spending was $.4 million and we recorded a net change in estimated remediation costs of $1.4 million.

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

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No.142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The adoption of SFAS No. 141 has not had a significant effect on our financial position or results of operations. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 has not had a significant effect on our financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 144 has not had a significant effect on our financial position or results of operations.

     On April 30, 2002 the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Further, SFAS No. 145 eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We will adopt the provisions of this statement beginning with the second quarter of 2002, and we do not believe the adoption of SFAS No. 145 will have a significant impact on our financial position or results of operations.


     Forward Looking Statements

     Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements of to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of regulation; our expectations as to the cost of completing environmental remediation; and the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT and future dependence on external sources of capital.

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

                                        GETTY REALTY CORP.
                                        ------------------
                                           (Registrant)


Dated:  May 10, 2002                           BY: /s/ THOMAS J. STIRNWEIS
                                                   -----------------------
                                                      (Signature)
                                                  THOMAS J. STIRNWEIS
                                                  Corporate Controller and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)


Dated:  May 10, 2002                           BY: /s/ LEO LIEBOWITZ
                                                   -----------------------
                                                      (Signature)
                                                  LEO LIEBOWITZ
                                                  President and Chief Executive
                                                  Officer