Form 10-Q
period 2002-06-30
GETTY REALTY CORP /MD/
filed 2002-08-13
CIK 1052752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For the quarter ended JUNE 30, 2002             Commission file number 001-13777
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

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant had outstanding 21,441,219 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of July 31, 2002.


================================================================================

                                                 GETTY REALTY CORP.

                                                        INDEX


Part I.  FINANCIAL INFORMATION                                                              Page Number
                                                                                            -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of June 30, 2002 and
  December 31, 2001                                                                              1

 Consolidated Statements of Operations for the three
  and six months ended June 30, 2002 and 2001                                                    2

 Consolidated Statements of Cash Flows for the
  six months ended June 30, 2002 and 2001                                                        3

 Notes to Consolidated Financial Statements                                                    4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                          7 - 14

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                      15

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,          December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                            2002                2001
------------------------------------------------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------------------------------------------------

Real Estate:
   Land                                                                                  $ 134,838           $ 134,717
   Buildings and improvements                                                              175,930             176,635
                                                                                         ---------           ---------
                                                                                           310,768             311,352
   Less - accumulated depreciation                                                         (92,965)            (89,242)
                                                                                         ---------           ---------
        Real estate, net                                                                   217,803             222,110
Cash and equivalents                                                                        35,729              37,523
Mortgages and accounts receivable, net                                                       5,168               4,819
Deferred rent receivable                                                                    11,766               8,388
Recoveries from state underground storage tank funds                                        15,542              14,276
Prepaid expenses and other assets                                                            1,140               1,072
                                                                                         ---------           ---------
           Total assets                                                                  $ 287,148           $ 288,188
                                                                                         =========           =========


------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------------------------------------------------

Mortgages payable                                                                        $     961           $     997
Dividends payable                                                                           10,116              10,108
Accounts payable and accrued expenses                                                       10,102              12,018
Environmental remediation costs                                                             29,660              27,292
                                                                                         ---------           ---------
           Total liabilities                                                                50,839              50,415
                                                                                         ---------           ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01 per share; authorized 20,000,000 shares for issuance in series of which 3,000,000 shares are classified as Series A
      Participating Convertible Redeemable Preferred; issued 2,888,798
      at June 30, 2002 and December 31, 2001                                                72,220              72,220
    Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 22,459,987 at June 30,
      2002 and 22,441,168 at December 31, 2001                                                 225                 224
    Paid-in capital                                                                        198,772             198,575
    Dividends paid in excess of earnings                                                   (22,200)            (20,537)
    Preferred stock held in treasury, at cost; 23,030
      shares at June 30, 2002 and December 31, 2001                                           (430)               (430)
    Common stock held in treasury, at cost; 1,018,768
      shares at June 30, 2002 and 1,018,848 at December 31, 2001                           (12,278)            (12,279)
                                                                                         ---------           ---------
           Total shareholders' equity                                                      236,309             237,773
                                                                                         ---------           ---------
           Total liabilities and shareholders' equity                                    $ 287,148           $ 288,188
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

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                  Three months ended June 30,               Six months ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                    2002                2001                2002                2001
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                 $16,802             $17,092             $33,679             $34,238
  Other income, net                                   792                 675               1,352                 907
                                                  -------             -------             -------             -------
                                                   17,594              17,767              35,031              35,145
                                                  -------             -------             -------             -------

Expenses:
  Rental property expenses                          3,061               2,901               6,166               5,697
  Environmental expenses, net                       1,657               1,254               3,306               4,013
  General and administrative expenses               1,211               1,219               2,289               2,236
  Depreciation expense                              2,327               2,364               4,641               4,733
  Interest expense                                     32                 744                  65               1,642
                                                  -------             -------             -------             -------
                                                    8,288               8,482              16,467              18,321
                                                  -------             -------             -------             -------
Earnings before income taxes                        9,306               9,285              18,564              16,824

Provision for income taxes                           --                 3,824                --                 7,031
                                                  -------             -------             -------             -------
Net earnings                                        9,306               5,461              18,564               9,793

Preferred stock dividends                           1,272               1,272               2,544               2,544
                                                  -------             -------             -------             -------
Net earnings applicable to common
shareholders                                      $ 8,034             $ 4,189             $16,020             $ 7,249
                                                  =======             =======             =======             =======



Net earnings per common share:
     Basic                                        $  0.37             $  0.33             $  0.75             $   0.58
     Diluted                                      $  0.37             $  0.33             $  0.75             $   0.58

Weighted average common shares
  outstanding:
     Basic                                         21,434              12,550              21,429               12,549
     Diluted                                       21,443              12,561              21,439               12,557


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

-----------------------------------------------------------------------------------------
                                                                Six months ended June 30,
-----------------------------------------------------------------------------------------
                                                                   2002            2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                    $ 18,564         $  9,793
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                                   4,641            4,733
    Deferred income taxes                                             --            2,052
    Gain on dispositions of real estate                             (816)            (628)
    Deferred rent                                                 (3,378)          (4,194)
Changes in assets and liabilities:
    Mortgages and accounts receivable                               (349)             566
    Recoveries from state underground storage tank funds          (1,266)           1,202
    Prepaid expenses and other assets                                (68)           4,297
    Accounts payable and accrued expenses                         (1,916)            (933)
    Environmental remediation costs                                2,368           (1,206)
                                                                --------         --------
          Net cash provided by operating activities               17,780           15,682
                                                                --------         --------

Cash flows from investing activities:
    Capital expenditures                                             (86)            (373)
    Property acquisitions                                         (1,073)              --
    Proceeds from dispositions of real estate                      1,641            1,101
                                                                --------         --------
          Net cash provided by investing activities                  482              728
                                                                --------         --------

Cash flows from financing activities:
    Repayments under credit lines, net                                --           (7,600)
    Repayment of mortgages payable                                   (36)          (1,113)
    Cash dividends paid                                          (20,219)          (6,332)
    Stock options and treasury stock, net                            199               17
                                                                --------         --------
          Net cash used in financing activities                  (20,056)         (15,028)
                                                                --------         --------

Net increase (decrease) in cash and equivalents                   (1,794)           1,382
Cash and equivalents at beginning of period                       37,523              723
                                                                --------         --------

Cash and equivalents at end of period                           $ 35,729         $  2,105
                                                                ========         ========


Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
        Interest                                                $     65         $  1,685
        Income taxes, net                                            421              333
        Recoveries from state underground storage funds           (1,878)          (2,943)
        Environmental remediation costs                            3,574            6,287

                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General:

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust ("REIT") specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.


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

2. Earnings per common share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 9,000 and 10,000 shares, respectively, for the three and six months ended June 30, 2002 and 11,000 and 8,000 shares, respectively, for the prior year periods.

     For the three and six months ended June 30, 2002 and 2001, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share.

3. Income taxes:

     The Company and its subsidiaries file a consolidated federal income tax return. In the third quarter of 2001, and effective retroactive to January 1, 2001, the Company elected to qualify, and believes it is operating so as to continue to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal corporate income tax, provided that distributions to its shareholders equal at least 100% of its REIT taxable income as defined under the Internal Revenue Code.

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

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Further, SFAS No. 145 eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted the provisions of this statement beginning with the second quarter of 2002. The adoption of SFAS No. 145 has not had a significant impact on the Company's financial position or results of operations.

5.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended June 30, 2002 is as follows (in thousands, except per share amounts):



                                                                                          Preferred          Common
                                                                                            Stock             Stock
                                                                                           Held in           Held in
                                   Preferred          Common                  Dividends    Treasury,         Treasury,
                                     Stock            Stock                   Paid in       At Cost          at Cost
                                 -------------------------------   Paid-In    Excess Of ---------------------------------
                                 Shares  Amount   Shares  Amount   Capital    Earnings  Shares  Amount  Shares    Amount     Total
                                 --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001        2,889  $72,220  22,441   $224    $198,575   $(20,537)   23    $(430)   1,019   $(12,279) $237,773
Net earnings                                                                    18,564                                       18,564
Cash dividends:
  Common -- $.825 per share                                                    (17,683)                                     (17,683)
  Preferred  -- $.8875 per share                                                (2,544)                                      (2,544)
Stock options                                         19      1         197                                                     198
Issuance of Treasury Stock                                               --                                             1         1
                                 --------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002            2,889  $72,220  22,460   $225    $198,772   $(22,200)   23    $(430)   1,019   $(12,278) $236,309
                                 ===================================================================================================

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

     Results of Operations - Quarter ended June 30, 2002 compared with the quarter ended June 30, 2001

     Revenues from rental properties for the quarter ended June 30, 2002 were $16.8 million, compared to $17.1 million for the quarter ended June 30, 2001. Approximately $16.2 million and $16.5 million of these rentals for the quarters ended June 30, 2002 and 2001, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $1.7 million and $2.1 million of deferred rent recognized in the current and prior periods, respectively, related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. The $.4 million decrease in deferred rent was partially offset by $.1 million of additional rental income received during the current quarter due to the 2% annual rent increase under the Master Lease effective in December 2001, net of a reduction in the number of properties leased compared to the prior period.

     Other income was $.8 million for the quarter ended June 30, 2002, an increase from the prior period due to $.1 million of additional investment income.

     Rental property expenses, which are principally comprised of rent expense and real estate and other taxes, were $3.1 million for the quarter ended June 30, 2002, compared to $2.9 million for the quarter ended June 30, 2001. The $.2 million increase was primarily due to taxes provided in the current quarter for states that do not conform to the federal REIT provisions.

     Environmental expenses, net for the quarter ended June 30, 2002 were $1.7 million, an increase of $.4 million over the prior period. The current period environmental expenses include a net change in estimated remediation costs of $1.4 million, a $.5 million increase over the net change recorded in the prior year period.

     General and administrative expenses for the quarter ended June 30, 2002 were $1.2 million, which is comparable with the quarter ended June 30, 2001.

     Depreciation expense was $2.3 million and $2.4 million, respectively, for the quarters ended June 30, 2002 and 2001. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

     Interest expense for the quarter ended June 30, 2002 decreased to $32,000 from $744,000 in the quarter ended June 30, 2001. The decrease was due to the repayment of substantially all of our mortgage debt and outstanding lines of credit in August 2001.

     Results of Operations - Six months ended June 30, 2002 compared with the six months ended June 30, 2001

     Revenues from rental properties for the six months ended June 30, 2002 were $33.7 million, compared to $34.2 million for the six months ended June 30, 2001. Approximately $32.5 million and $33.0 million of these rentals for the six months ended June 30, 2002 and 2001, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $3.4 million and $4.2 million of deferred rent recognized in the current and prior periods, respectively. The $.8 million decrease in deferred rent was partially offset by $.3 million of additional rental income received during the six months ended June 30, 2002, due to the 2% annual rent increase under the Master Lease effective in December 2001, net of a reduction in the number of properties leased compared to the prior period.

     Other income was $1.4 million and $.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase from the prior period was due to $.3 million of additional investment income and $.2 million of additional gains on dispositions of properties.

     Rental property expenses were $6.2 million for the six months ended June 30, 2002, compared to $5.7 million for the six months ended June 30, 2001. The $.5 million increase was primarily due to taxes provided during the six months ended June 30, 2002 for states that do not conform to the federal REIT provisions and real estate tax refunds received in the prior period.

     Environmental expenses, net for the six months ended June 30, 2002 were $3.3 million, a decrease of $.7 million over the prior period. The current period environmental expenses include a net change in estimated remediation costs of $2.8 million compared to $3.3 million recorded in the prior year period.

     General and administrative expenses for the six months ended June 30, 2002 were $2.3 million, which is comparable with the six months ended June 30, 2001.

     Depreciation expense was $4.6 million and $4.7 million, respectively, for the six months ended June 30, 2002 and 2001. The decrease was primarily the result of assets becoming fully depreciated and real estate dispositions.

     Interest expense for the six months ended June 30, 2002 decreased to $65,000 from $1,642,000 in the six months ended June 30, 2001. The decrease was due to the repayment of substantially all of our mortgage debt and outstanding lines of credit in August 2001.

     Liquidity and Capital Resources

     Our principal sources of liquidity are cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of June 30, 2002, we had a line of credit amounting to $25.0 million, of which $3.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal at the discretion of the bank.

     At a special meeting of shareholders held on August 1, 2001, our shareholders approved a charter amendment containing ownership limitations typical for a REIT. We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), and commenced doing so with the quarterly dividend declared in September 2001. We presently intend to pay quarterly dividends of $0.44375 per share of preferred stock ($1.775 per share on an annual basis) until dividends declared per share of common stock in any calendar year exceed $1.5691, at which time preferred shareholders will participate in the excess common stock dividends declared for the calendar year on an "as converted" basis. Based on the current conversion rate and our current annual common stock dividend rate of $1.65 per share, preferred stockholders would receive annual dividends aggregating approximately $1.8665 per preferred share. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured. We declared cash common stock dividends of $.4125 and $.15 per share during each of the first two quarters in 2002 and 2001, respectively. We also declared preferred stock dividends of $.44375 per share during each of these quarters. Cash dividends paid aggregated $20.2 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively.

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

     Property acquisitions and capital expenditures for the six months ended June 30, 2002 were $1.2 million.

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

     Revenue Recognition - We earn revenue primarily from operating leases with Marketing and other tenants. According to GAAP, we recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $11.8 million recorded as of June 30, 2002 will ultimately be collected. Accordingly, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term.

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

     Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring and governmental agency reporting incurred in connection with contaminated properties. In prior periods, a larger portion of the expenses also included soil disposal, the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2002, we had remediation action plans in place for 351 (83%) of the 422 properties for which we retain environmental responsibility. Seventy-one properties (17%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

     As of June 30, 2002 and December 31, 2001, we had accrued $29.7 million and $27.3 million, respectively, as management's best estimate for probable and reasonably estimable environmental remediation costs. As of June 30, 2002 and December 31, 2001, we had also recorded $15.5 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities. It is possible that estimated aggregate cash expenditures for environmental remediation from 2002 through 2010 could approximate $38.6 million, or approximately $19.8 million on a net basis after estimated recoveries from state UST remediation funds of approximately $18.8 million. Neither the aggregate cash expenditure nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that estimated net cash expenditures during the 2002 through 2010 period could exceed the net amount accrued as of December 31, 2001 by approximately $6.8 million. We estimate that approximately 100 properties will not have Closure by 2010 and that spending will continue afterwards, although at significantly reduced levels. During 2002, we estimate that our net environmental remediation spending will be approximately $7.4 million and our business plan for 2002 reflects a net change in estimated remediation costs of approximately $6.0 million. During the first six months of 2002, our net environmental remediation spending was $1.7 million and we recorded a net change in estimated remediation costs of $2.8 million.

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

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Further, SFAS No. 145 eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We adopted the provisions of this statement beginning with the second quarter of 2002. The adoption of SFAS No. 145 has not had a significant effect on our financial position or results of operations.

     Forward Looking Statements

     Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2001 and include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on

Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of regulation; our expectations as to the cost of completing environmental remediation; and the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT and future dependence on external sources of capital.

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

                               GETTY REALTY CORP.
                                  (Registrant)


Dated:  August 13, 2002                   BY:  /s/ THOMAS J. STIRNWEIS
                                               ---------------------------------
                                                        (Signature)
                                               THOMAS J. STIRNWEIS
                                               Corporate Controller and
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


Dated:  August 13, 2002                   BY:  /s/ LEO LIEBOWITZ
                                               ---------------------------------
                                                      (Signature)
                                               LEO LIEBOWITZ
                                               President and Chief Executive
                                               Officer