Form 10-Q
period 2002-09-30
GETTY REALTY CORP /MD/
filed 2002-11-13
CIK 1052752

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For the quarter ended SEPTEMBER 30, 2002        Commission file number 001-13777
                      ------------------                               ---------


                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

        MARYLAND                                                 11-3412575
       -----------                                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer

 incorporation or organization)                              Identification No.)

125 JERICHO TURNPIKE, SUITE 103, JERICHO, NEW YORK                      11753
---------------------------------------------------                     -----
     (Address of principal executive offices)                         (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Registrant had outstanding 21,442,109 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of October 31, 2002.

================================================================================

                               GETTY REALTY CORP.

                                      INDEX


Part I.  FINANCIAL INFORMATION                                                              Page Number
------------------------------                                                              -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of September 30, 2002 and
  December 31, 2001                                                                              1

 Consolidated Statements of Operations for the three
  and nine months ended September 30, 2002 and 2001                                              2

 Consolidated Statements of Cash Flows for the
  nine months ended September 30, 2002 and 2001                                                  3

 Notes to Consolidated Financial Statements                                                    4 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                          9 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                              16

Item 4. Controls and Procedures                                                               16 - 17


Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                       18

Signatures                                                                                      18


                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                September 30, December 31,
-----------------------------------------------------------------------------------------------------------
                                                                                    2002          2001
-----------------------------------------------------------------------------------------------------------
Assets:
-----------------------------------------------------------------------------------------------------------

Real Estate:
   Land                                                                           $ 134,785    $ 134,717
   Buildings and improvements                                                       172,700      176,635
                                                                                  ---------    ---------
                                                                                    307,485      311,352
   Less - accumulated depreciation                                                  (92,096)     (89,242)
                                                                                  ---------    ---------
        Real estate, net                                                            215,389      222,110
Cash and equivalents                                                                 35,556       37,523
Mortgages and accounts receivable, net                                                5,777        4,819
Deferred rent receivable                                                             13,441        8,388
Recoveries from state underground storage tank funds                                 15,531       14,276
Prepaid expenses and other assets                                                     1,393        1,072
                                                                                  ---------    ---------
           Total assets                                                           $ 287,087    $ 288,188
                                                                                  =========    =========

-----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-----------------------------------------------------------------------------------------------------------

Mortgages payable                                                                 $     943    $     997
Dividends payable                                                                    10,117       10,108
Accounts payable and accrued expenses                                                10,589       12,018
Environmental remediation costs                                                      30,261       27,292
                                                                                  ---------    ---------
           Total liabilities                                                         51,910       50,415
                                                                                  ---------    ---------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01 per share; authorized
      20,000,000 shares for issuance in series of which
      3,000,000 shares are classified as Series A Participating
      Convertible Redeemable Preferred; issued 2,888,798 at
      September 30, 2002 and December 31, 2001                                       72,220       72,220
    Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 22,460,877 at September 30, 2002
      and 22,441,168 at December 31, 2001                                               225          224
    Paid-in capital                                                                 198,783      198,575
    Dividends paid in excess of earnings                                            (23,343)     (20,537)
    Preferred stock held in treasury, at cost; 23,030 shares at
      September 30, 2002 and December 31, 2001                                         (430)        (430)
    Common stock held in treasury, at cost; 1,018,768 shares at
      September 30, 2002 and 1,018,848 at December 31, 2001                         (12,278)     (12,279)
                                                                                  ---------    ---------
           Total shareholders' equity                                               235,177      237,773
                                                                                  ---------    ---------
           Total liabilities and shareholders' equity                             $ 287,087    $ 288,188
                                                                                  =========    =========


                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30,    Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                     2002       2001                        2002       2001
---------------------------------------------------------------------------------------------------------------

Revenues:
  Revenues from rental properties                 $ 16,746    $ 16,971                   $ 50,425    $ 51,209
  Other income, net                                    637         623                      1,989       1,530
                                                  --------    --------                   --------    --------
                                                    17,383      17,594                     52,414      52,739
                                                  --------    --------                   --------    --------

Expenses:
  Rental property expenses                           2,885       2,881                      9,051       8,578
  Environmental expenses, net                        2,351       1,953                      5,657       5,966
  General and administrative expenses                  965       1,660                      3,254       3,896
  Depreciation expense                               2,174       2,264                      6,815       6,997
  Interest expense                                      35         243                        100       1,885
                                                  --------    --------                   --------    --------
                                                     8,410       9,001                     24,877      27,322
                                                  --------    --------                   --------    --------
Earnings before income taxes                         8,973       8,593                     27,537      25,417

Income tax benefit                                      --     (43,679)                        --     (36,648)
                                                  --------    --------                   --------    --------
Net earnings                                         8,973      52,272                     27,537      62,065

Preferred stock dividends                            1,272      13,308                      3,816      15,852
                                                  --------    --------                   --------    --------
Net earnings applicable to common shareholders    $  7,701    $ 38,964                   $ 23,721    $ 46,213
                                                  ========    ========                   ========    ========


Net earnings per common share:
     Basic                                        $    .36    $   2.11                   $   1.11    $   3.19
     Diluted                                      $    .36    $   2.11                   $   1.11    $   3.18

Weighted average common shares outstanding:
     Basic                                          21,441      18,430                     21,433      14,509
     Diluted                                        21,450      18,437                     21,443      14,517




                             See accompanying notes.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------
                                                                          Nine months ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                                                  2002         2001
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                    $  27,537    $  62,065
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                                                    6,815        6,997
    Deferred income taxes                                                            --        (36,479)
    Gain on dispositions of real estate                                            (1,178)        (710)
    Deferred rent                                                                  (5,053)      (6,291)
Changes in assets and liabilities:
    Mortgages and accounts receivable                                                (958)         742
    Recoveries from state underground storage tank funds                           (1,255)         462
    Prepaid expenses and other assets                                                (321)         287
    Accounts payable and accrued expenses                                          (1,429)      (1,038)
    Environmental remediation costs                                                 2,969         (428)
                                                                                ---------    ---------
          Net cash provided by operating activities                                27,127       25,607
                                                                                ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                                              (86)        (460)
    Property acquisitions                                                          (1,770)        --
    Proceeds from dispositions of real estate                                       2,940        1,784
                                                                                ---------    ---------
          Net cash provided by investing activities                                 1,084        1,324
                                                                                ---------    ---------

Cash flows from financing activities:
    Repayments under credit lines, net                                               --        (27,000)
    Repayment of mortgages payable                                                    (54)     (21,140)
    Cash dividends paid                                                           (30,334)     (73,649)
    Issuance of common stock                                                         --        131,531
    Stock options and treasury stock, net                                             210           81
                                                                                ---------    ---------
          Net cash provided by (used in) financing activities                     (30,178)       9,823
                                                                                ---------    ---------

Net increase (decrease) in cash and equivalents                                    (1,967)      36,754
Cash and equivalents at beginning of period                                        37,523          723
                                                                                ---------    ---------

Cash and equivalents at end of period                                           $  35,556    $  37,477
                                                                                =========    =========

Supplemental disclosures of cash flow information
    Cash paid (refunded) during the period for:
        Interest                                                                $     100    $   2,054
        Income taxes, net                                                           1,200          333
        Recoveries from state underground storage tank funds                       (2,618)      (4,511)
        Environmental remediation costs                                             5,551        9,409


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

2.  Earnings per common share:
    Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 9,000 and 10,000 shares, respectively, for the three and nine months ended September 30, 2002 and 7,000 and 8,000 shares, respectively, for the prior year periods.

    For the three and nine months ended September 30, 2002 and 2001, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share.

3.  Income taxes:
    The Company and its subsidiaries file a consolidated federal income tax return. In the third quarter of 2001, and effective retroactive to January 1, 2001, the Company elected to qualify, and believes it is operating so as to continue to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal corporate income tax, provided that distributions to its shareholders equal at least 100% of its REIT taxable income as defined under the Internal Revenue Code. The Company is subject to income taxes in certain states that do not conform to the federal REIT provisions and to other state taxes that are not based on income. The Company recorded a non-recurring tax benefit of approximately $43.7 million for the quarter ended September 30, 2001 to reverse accrued income tax liabilities that it would no longer be required to pay as a REIT, including certain taxes that were provided for during the first two quarters of 2001. If the Company sells any property within ten years after its REIT election for which a gain is not deferred in a like-kind property exchange, it will be taxed on the built-in gain that existed as of January 1, 2001 and is realized from such sale at the highest corporate tax rate. This ten-year built-in gain tax period will end on January 1, 2011.

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

5.  Shareholders' equity:
    A summary of the changes in shareholders' equity for the nine months ended September 30, 2002 is as follows (in thousands, except per share amounts):

                                                                  Dividends      Preferred Stock      Common Stock
                                                                   Paid In       Held in Treasury,  Held in Treasury,
                             Preferred Stock  Common Stock    Paid-in   Excess Of     At Cost            at Cost
                                 ------------------------------                     ------------------------------------
                                Shares Amount  Shares Amount   Capital   Earnings   Shares  Amount   Shares   Amount      Total
                                 -------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001       2,889 $72,220 22,441   $224  $198,575  $(20,537)     23    $(430)   1,019   $(12,279)  $237,773
Net earnings                                                              27,537                                          27,537
Cash dividends:
  Common -- $.825 per share                                              (26,527)                                        (26,527)
  Preferred -- $.8875 per share                                           (3,816)                                         (3,816)
Stock options                                      20      1       208                                                       209
Issuance of Treasury Stock                                           -                                              1          1
                                 -------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2,003     2889 $72,220  22,461   $225  $198,783   $(23,343)    23    $(430)  1,019    $(12,278)  $235,177
                                 =================================================================================================


6.  Commitments and Contingencies
    In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT, however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend.

    In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments are held in an institutional money market fund and federal agency discount notes.

    The Company leases substantially all of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. Marketing was subsequently acquired by a subsidiary of OAO Lukoil, Russia's largest vertically integrated oil company, in December 2000. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. However, based on the information currently available to the Company, the Company does not anticipate that Marketing will have difficulty in making required rental payments under the Master Lease for the foreseeable future.

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. These matters are not expected to have a material adverse effect on the Company's financial condition or results of operations.

    Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2002 and December 31, 2001, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $2,616,000 and $2,179,000, respectively, relating to insurance obligations arising prior to the spin-off of the marketing business. Insurance charges related to the period prior to the spin-off for the quarter and nine months ended September 30, 2002 and 2001 are immaterial, and are included in general and administrative expenses in the Company's consolidated statements of operations. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

7.  Environmental Remediation Costs
    The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal, the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the quarter and nine months ended September 30, 2002, net environmental expenses included in the Company's consolidated statements of operations were $2,351,000 and $5,657,000, respectively and $1,953,000 and $5,966,000, respectively, for the prior year periods, which amounts were net of probable recoveries from state UST remediation funds.

    Under the Master Lease with Marketing, and in accordance with our leases with our other tenants, the Company agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner, and thereafter, transfer all future environmental risks to its tenants. Generally, upon achieving Closure at each individual property, the Company's environmental liability under its lease for that property will be satisfied and future remediation obligations will be the tenant's responsibility. The Company has agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease, as amended. The Company will continue to collect recoveries from state UST remediation funds related to these environmental liabilities.

    The Company has also agreed to provide limited environmental indemnification to Marketing with respect to six leased terminals and limited indemnification relating to compliance of properties with local laws. The Company's aggregate indemnification liability for these additional items is capped at a maximum of $5.6 million. The Company has not accrued a liability for these indemnification agreements since it is uncertain that any significant amounts will be required to be paid under the agreements.

    The environmental remediation liability is estimated based on the level and impact of contamination for each property. The accrued liability is the aggregate of the best estimates of cost for each component of the liability. If the best estimate of costs for a component of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for that cost component. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the liability for probable and reasonably estimable environmental remediation costs, the Company considers among other things, enacted laws and regulations, assessments of contamination and the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change, and as these contingencies become more clearly defined and reasonably estimable.

    As of September 30, 2002 and December 31, 2001, the Company had accrued $30,261,000 and $27,292,000, respectively, as management's best estimate for probable and reasonably estimable environmental remediation and related administrative costs. As September 30, 2002 and December 31, 2001, the Company had also recorded $15,531,000 and $14,276,000, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities.

    It is possible that estimated aggregate cash expenditures for environmental remediation through 2010 could approximate $30.3 million or approximately $14.2 million on a net basis after estimated recoveries from state UST remediation funds of approximately $16.1 million. Neither the aggregate cash expenditure estimate nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that net cash expenditures during this period could exceed the net amount accrued as of September 30, 2002. The Company estimates that approximately 100 properties will not have Closure at the end of this period and that spending will continue after 2010, although at aggregate levels significantly reduced from historical amounts.

    In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company's financial statements as they become probable and reasonably estimable as defined by GAAP. Although future environmental expenses may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company's long-term financial position.

Item 2. Management's discussion and analysis of financial condition and results of operations

    General

    We are a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. We lease most of our properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our shareholders on March 21, 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), Russia's largest vertically integrated oil company.

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

    In addition, on August 1, 2001, our shareholders approved a charter amendment to include ownership limitations typical for a real estate investment trust ("REIT") and accordingly, we elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a result, during the third quarter of 2001, we recorded a non-recurring tax benefit to reverse previously accrued income tax liabilities that we would no longer be required to pay as a REIT, including certain taxes that were provided during the first two quarters of 2001. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. Moreover, as a REIT, we will not be subject to federal corporate income tax if we distribute at least 100% of our taxable income to our shareholders.

    Results of Operations - Quarter ended September 30, 2002 compared with the quarter ended September 30, 2001

    Revenues from rental properties for the quarter ended September 30, 2002 were $16.7 million, compared to $17.0 million for the quarter ended September 30, 2001. Approximately $16.2 million and $16.4 million of these rentals for the quarters ended September 30, 2002 and 2001, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $1.7 million and $2.1 million of deferred rent recognized in the current and prior periods, respectively, related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. The $.4 million decrease in deferred rent was partially offset by $.2 million of additional rental income received during the current quarter due to the 2% annual rent increase under the Master Lease effective in December 2001, net of a reduction in the number of properties leased compared to the prior period.

    Other income was $.6 million for the quarter ended September 30, 2002, which was comparable to the prior year period.

    Rental property expenses, which are principally comprised of rent expense and real estate and other taxes, were $2.9 million for the quarter ended September 30, 2002, which was comparable to the prior year period.

    Environmental expenses, net for the quarter ended September 30, 2002 were $2.4 million, compared to $2.0 for the quarter ended September 30, 2001. The current period environmental expenses include a net change in estimated remediation costs of $1.8 million, a $.3 million increase over the net change recorded in the comparable prior year period.

    General and administrative expenses for the quarter ended September 30, 2002 were $1.0 million, compared to $1.7 million for the quarter ended September 30, 2001. The decrease of $.7 million is primarily due to non-recurring expenses relating to the Company's REIT election and debt repayment incurred in the prior year period as well as a decrease in legal fees.

    Depreciation expense was $2.2 million and $2.3 million, respectively, for the quarters ended September 30, 2002 and 2001. The decrease was primarily the result of certain assets becoming fully depreciated and real estate dispositions.

    Interest expense for the quarter ended September 30, 2002 decreased to $35,000 from $243,000 in the quarter ended September 30, 2001. The decrease was due to the repayment of substantially all of our mortgage debt and outstanding lines of credit in August 2001.

    Results of Operations - Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

    Revenues from rental properties for the nine months ended September 30, 2002 were $50.4 million, compared to $51.2 million for the nine months ended September 30, 2001. Approximately $48.7 million and $49.3 million of these rentals for the nine months ended September 30, 2002 and 2001, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $5.1 million and $6.3 million of deferred rent recognized in the current and prior periods, respectively. The $1.2 million decrease in deferred rent was partially offset by $.4 million of additional rental income received during the nine months ended September 30, 2002, due to the 2% annual rent increase under the Master Lease effective in December 2001, net of a reduction in the number of properties leased compared to the prior period.

    Other income was $2.0 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The increase from the prior period was due to $.5 million of additional gains on dispositions of properties.

    Rental property expenses were $9.1 million for the nine months ended September 30, 2002, compared to $8.6 million for the nine months ended September 30, 2001. The $.5 million increase was primarily due to taxes provided during the nine months ended September 30, 2002 for states that do not conform to the federal REIT provisions and real estate tax refunds received in the prior period.

    Environmental expenses, net for the nine months ended September 30, 2002 were $5.7 million, a decrease of $.3 million over the comparable prior year period. The current period environmental expenses include a net change in estimated remediation costs of $4.6 million compared to $4.9 million recorded in the comparable prior year period.

    General and administrative expenses for the nine months ended September 30, 2002 were $3.3 million, compared to $3.9 million for the nine months ended September 30, 2001. The decrease of $.6 million is primarily due to non-recurring expenses relating to the Company's REIT election and debt repayment incurred in the prior period as well as a decrease in legal fees and service agreement fees to Marketing, offset by increased employee related expenses.

    Depreciation expense was $6.8 million and $7.0 million, respectively, for the nine months ended September 30, 2002 and 2001. The decrease was primarily the result of certain assets becoming fully depreciated and real estate dispositions.

    Interest expense for the nine months ended September 30, 2002 decreased to $100,000 from $1,885,000 in the nine months ended September 30, 2001. The decrease was due to the repayment of substantially all of our mortgage debt and outstanding lines of credit in August 2001.

    Liquidity and Capital Resources

    Our principal sources of liquidity are cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of September 30, 2002, we had a line of credit amounting to $25.0 million, of which $3.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal at the discretion of the bank.

    At a special meeting of shareholders held on August 1, 2001, our shareholders approved a charter amendment containing ownership limitations typical for a REIT. We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis), and commenced doing so with the quarterly dividend declared in September 2001. We presently intend to pay quarterly dividends of $0.44375 per share of preferred stock ($1.775 per share on an annual basis) until dividends declared per share of common stock in any calendar year exceed $1.5691, at which time preferred shareholders participate in the excess common stock dividends declared for the calendar year on an "as converted" basis. Based on the current conversion rate and our current annual common stock dividend rate of $1.65 per share, preferred shareholders would receive annual dividends aggregating approximately $1.8665 per preferred share. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured. We declared quarterly common stock dividends aggregating $1.2375 and $.7125 per share for the nine months ended September 30, 2002 and 2001, respectively. We also declared quarterly preferred stock dividends aggregating $1.33125 per share during each of these periods. In addition, a special distribution was paid on August 2, 2001 to holders of Getty common stock and Series A Preferred stock. Common shareholders received $4.15 per share and Series A Preferred shareholders received $4.20 per share. Cash dividends paid aggregated $30.3 million and $73.6 million for the nine months ended September 30, 2002 and 2001, respectively. On November 12, 2002, we declared a common stock dividend of $0.4125 per share and a preferred stock dividend of $0.53523 per share consisting of a stated quarterly dividend of $0.44375 and $0.09148 based on the participation feature discussed above.

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

    Acquisitions of 6 leased properties, principally from the exercise of lease purchase options, and capital expenditures for the nine months ended September 30, 2002 aggregated $1.9 million.

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

    Revenue Recognition - We earn revenue primarily from operating leases with Marketing and other tenants. According to GAAP, we recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $13.4 million recorded as of September 30, 2002 will ultimately be collected. In addition, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term.

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

    Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2002, we had remediation action plans in place for 354 (84%) of the 419 properties for which we retain environmental responsibility and have not achieved Closure. Sixty- five properties (15%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties. In addition, 15 sites that have achieved Closure as of September 30, 2002 require post Closure compliance activities with remaining estimated costs of approximately $70,000 in the aggregate.

    As of September 30, 2002 and December 31, 2001, we had accrued $30.3 million and $27.3 million, respectively, as management's best estimate for probable and reasonably estimable environmental remediation and related administrative costs. As of September 30, 2002 and December 31, 2001, we had also recorded $15.5 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities. It is possible that future estimated aggregate cash expenditures for environmental remediation through 2010 could approximate $30.3 million, or approximately $14.2 million on a net basis after estimated recoveries from state UST remediation funds of approximately $16.1 million. Neither the aggregate future cash expenditure nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that estimated net cash expenditures through 2010 could exceed the net amount accrued as of September 30, 2002. We estimate that approximately 100 properties will not have Closure by 2010 and that spending will continue afterwards, although at aggregate levels significantly reduced from historical amounts. Early in 2002, we estimated that our net environmental remediation spending would be approximately $7.4 million and stated that our business plan for 2002 reflects a net change in estimated remediation costs of approximately $6.0 million. During the first nine months of 2002, our net environmental remediation spending was $2.9 million and we recorded a net increase in estimated remediation costs of $4.6 million. While we believe that our net spending for 2002 will be lower than previously projected, we expect that a significant amount of the reduction will be expended in 2003.

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

Item 3. Quantitative and qualitative disclosures about market risk

    Information in response to this item is incorporated by reference from Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Item 4. Controls and procedures

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Corporate Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Corporate Controller and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Corporate Controller and Treasurer concluded that the Company's disclosure controls and procedures were effective.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:

               Designation of Exhibit
              in this Quarterly Report
                     on Form 10-Q                Description of Exhibit

                         None.

              (b)  Reports filed on Form 8-K:

                        On August 13, 2002, the Company filed a Current Report on Form 8-K under Item 9 containing certifications under
                        Section 906 of the Sarbanes Oxley Act of 2002 with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.



                        SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  November 13, 2002                      BY: /s/ THOMAS J. STIRNWEIS
                                                   -----------------------------
                                                            (Signature)
                                                   THOMAS J. STIRNWEIS
                                                   Corporate Controller and
                                                   Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)


Dated:  November 13, 2002                      BY: /s/ LEO LIEBOWITZ
                                                   -----------------------------
                                                            (Signature)
                                                   LEO LIEBOWITZ
                                                   President and Chief Executive
                                                   Officer

CERTIFICATIONS:

I, Thomas J. Stirnweis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Getty Realty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ THOMAS J. STIRNWEIS
    ----------------------------------------
Thomas J. Stirnweis
Corporate Controller and Treasurer
(Principal Financial and Accounting Officer)

I, Leo Liebowitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Getty Realty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ LEO LIEBOWITZ
    ---------------------------------
Leo Liebowitz
President and Chief Executive Officer