Form 10-K
period 2002-12-31
GETTY REALTY CORP /MD/
filed 2003-03-27
CIK 1052752

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13777

                               GETTY REALTY CORP.

             (Exact name of registrant as specified in its charter)

Maryland                                                              11-3412575
(State or other jurisdiction                                    (I.R.S. employer
of incorporation or organization)                            identification no.)

125 Jericho Turnpike, Suite 103, Jericho, New York                        11753
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: 516-478-5400

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                                Name of each exchange on which registered
-----------------------------                          -----------------------------------------
Common Stock, $0.01 par value                                            New York Stock Exchange
Series A Participating Convertible                                       New York Stock Exchange
  Redeemable Preferred Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate be check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

The aggregate market value of the voting stock held by nonaffiliates (15,669,051 shares of common stock and 1,721,000 shares of preferred stock) of the Company was $346,494,696 as of March 21, 2003.

The registrant had outstanding 21,442,339 shares of common stock and 2,865,768 shares of preferred stock as of March 21, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Document                                                                     Part of Form 10-K
           --------                                                                     -----------------
Annual Report to Shareholders for the year ended December 31, 2002 (the "Annual                 II
Report") (pages 6 through 14 and 16 through 32)

Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the                    III
"Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's year ended December 31, 2002 pursuant to
Regulation 14A.

                                     PART I

Item 1. Business

General

      Getty Realty Corp. is one of the largest real estate companies in the United States specializing in the ownership, leasing and management of gasoline station/convenience store properties. As of December 31, 2002, we owned 739 properties and leased 310 additional properties in 13 states located principally in the northeastern United States. Nine hundred seventy-two of our properties are triple-net leased on a long-term basis to Getty Petroleum Marketing Inc. ("Marketing"), a wholly owned subsidiary of OAO LUKoil, one of Russia's largest integrated oil companies. Marketing is responsible for managing the actual operations conducted at these properties.

      We are self-administered and self-managed through our management, which has owned, leased and managed gasoline stations and convenience store properties for more than 47 years. Our executive officers are exclusively engaged in the day-to-day management of our real estate. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We intend to invest in real estate and real estate related investments when such opportunities arise consistent with our current investment portfolio.

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

      In 1997, we reorganized our businesses and completed the spin-off of our petroleum marketing business to our shareholders, who received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the reorganization and spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business. In 1998, we reorganized as a Maryland corporation and acquired Power Test Investors Limited Partnership (the "Partnership"), thereby acquiring fee title to 295 properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. In that transaction, we issued to the former unitholders of the Partnership shares of our series A participating convertible redeemable preferred stock, which trades on the New York Stock Exchange under the symbol "GTY-PrA." We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally used in the petroleum marketing industry.

      In December 2000, Marketing was acquired by a U.S. subsidiary of OAO LUKoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease and other arrangements with Marketing. Under the master lease, as of December 31, 2002, Marketing leases 963 retail outlets and 9 terminal facilities from us. The master lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049 that may be exercised only on an "all or nothing" basis. We expect to receive $58.8 million in lease rental payments from Marketing in 2003, with annual 2% rental increases in subsequent years. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. Certain financial obligations of Marketing under the master lease through at least December 9, 2003 are guaranteed by Lukoil and an Austrian subsidiary of Lukoil.

      We own the Getty(R) trademarks for use in real estate and petroleum marketing operations in the United States, which we have licensed to Marketing on an exclusive basis in its current northeastern U.S. marketing territory. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty.

      In August 2001, we closed a public offering of 8,855,000 shares of our common stock. We used $64.1 million of the $131.5 million net proceeds of the offering to pay a special one-time "earnings and profits" (as defined by the Internal Revenue Code) cash distribution to preferred and common shareholders and $37.4 million to repay substantially all our debt, leaving $30.0 million in cash for general corporate purposes, including the acquisition of additional properties. In addition, our shareholders approved a charter amendment to include typical real estate investment trust ("REIT") provisions.

      Accordingly, we elected to be taxed as a REIT beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets the requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Access to our filings with the Securities and Exchange Commission

      Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the SEC's EDGAR database where you can access, free-of -charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. We also will provide copies of these reports free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations.

Real Estate Business

      Nine hundred seventy-two of our properties are leased by Marketing. The operators of the properties leased by Marketing and our other tenants primarily consist of retailers engaged in the sale of gasoline and other motor fuel products, convenience products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience products, has helped provide one-stop shopping for consumers and represents a driving force behind the industry's growth in recent years.

      Revenues from rental properties for the year ended December 31, 2002 were $67.2 million. We received lease payments from Marketing aggregating approximately $58.1 million (or 96% of the $60.4 million total lease payments we received from all our rental properties). In addition, we recognized an additional $6.7 million of deferred rental income due to the straight-line method of accounting for the lease with Marketing. We are materially dependent upon the ability of Marketing to meet its obligations under the master lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

      As of December 31, 2002, we owned fee title to 733 gasoline station/convenience stores and six petroleum distribution terminals. We also leased 307 gasoline station/convenience stores and three bulk plants. In addition, we lease 4,100 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters. On February 3, 2003, we entered into a definitive agreement to acquire fee title to 42 of these leased gasoline station/convenience store sites. We believe our network of gasoline station/convenience store and terminal properties across the northeastern United States is unique and comparable properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway on- and off-ramps. Furthermore, obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. Our typical property used as a gasoline station/convenience store is located on between 1/2 and 3/4 acres of land in metropolitan areas in the northeastern

United States. Approximately two-thirds of our properties used as gasoline stations have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the names of Leemilt's Petroleum, Inc. and Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's Petroleum Inc. and Getty Properties Corp., also our wholly owned subsidiary, are the lessees of substantially all of the properties we lease from third parties.

Regulation

      We are subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had, and are not expected to have a material adverse effect on our long-term financial position, although these costs may have a significant impact on our results of operations or liquidity for any single fiscal year or interim period.

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

      Currently, environmental expenses have been attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated sites. In prior periods, a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Under the master lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner and, thereafter, transfer all future environmental risks to our tenants. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We have agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. As of December 31, 2002, we have regulatory approved remediation action plans in place for 348 (85%) of the 411 properties for which we retain remediation responsibility. At that date, 63 properties (15%) were in the assessment phase.

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

Personnel

      As of December 31, 2002, we had 16 employees.

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

      We rely on leasing service station properties, primarily to Marketing, for substantially all of our rental revenues (96.5% for the year ended December 31, 2002). Accordingly, our rental revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing or other lessees may have a material adverse effect on us. Marketing is wholly owned by a subsidiary of Lukoil. Lukoil has a limited history of operating in the United States. In the event that Marketing was unable to perform its obligations under its master lease with us, our financial results would be materially adversely affected. Although Marketing is a wholly owned subsidiary of Lukoil, no assurance can be given that Lukoil would cause Marketing to fulfill all of its obligations under the master lease.

      Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products, such as changes in domestic and foreign economies, political affairs and production levels, the availability of imported oil, the marketing of competitive fuels, the extent of government regulation and expected and actual weather conditions. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors, such as petroleum pipeline capacity, local market conditions and competition and the level of operations of refineries. Recent events in Venezuela and the current uncertainty regarding the Middle East have contributed to increases in prices for petroleum products. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing. We believe that Marketing currently relies on various suppliers for the purchase of refined petroleum products. Marketing's earnings and cash flow from operations depend upon rental income from dealers and the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in petroleum prices would adversely affect Marketing's profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing's customers or if automobile consumption of gasoline were to significantly decline.

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

      We have agreed to indemnify Marketing for pre-existing environmental conditions at six leased terminals we own. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal conditions, Marketing will share with us equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10 million. Our aggregate indemnification liability under this agreement is capped at $4.25 million. Our indemnification responsibilities described above expire in December 2010. Under the master lease, we continue to have additional ongoing environmental remediation obligations for scheduled sites.

      As of December 31, 2002 and 2001, we had accrued $27.9 million and $27.3 million, respectively, as management's best estimate for probable and reasonably estimable environmental remediation costs. As of December 31, 2002 and 2001, we had also recorded $13.4 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds related to environmental obligations and liabilities. It is possible that estimated aggregate future cash expenditures for environmental remediation from 2003 through 2012 could approximate $29.6 million, or approximately $14.2 million on a net basis after estimated recoveries from state UST remediation funds of approximately $15.4 million. We estimate that approximately 75 properties will not have regulatory or contractual closure at the end of this period and that spending and recoveries will continue after 2012, although at amounts significantly reduced from current levels. Neither the aggregate cash expenditure nor the accrued environmental remediation costs, nor their related recoveries, have been adjusted for inflation or discounted to present value. It is possible that estimated net cash expenditures through 2012, and thereafter, could exceed the net amount accrued as of December 31, 2002. During 2003, we estimate that our net environmental spending will be approximately $4.3 million and our business plan for 2003 reflects a net change in estimated remediation costs of approximately $5.0 million.

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

      We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state underground storage tank fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

      Additional information with respect to environmental remediation costs and estimates is set forth on pages 12 and 13, and in Note 7 to the financial statements on page 26, of our Annual Report to Shareholders filed as Exhibit 13 to this annual report and incorporated by reference herein.

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

      We are subject to risks that leases may not be renewed, locations may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected. The master lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049 that may be exercised only on an "all or nothing" basis.

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

      Marketing, and other tenants, as the lessee of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our master leases. There are certain types of losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorders) which are either uninsurable or not economically insurable in our judgment. The destruction of, or significant damage to, properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition. We carry insurance against certain risks and in such amount as we believe is customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient.

Failure to qualify as a REIT would have adverse consequences to our shareholders.

      We have elected to be taxed as a REIT beginning with fiscal year 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. In order to initially qualify for REIT status, the Company was required, among other items, to make a distribution to shareholders in an amount at least equal to its accumulated "earnings and profits" (as defined by the Internal Revenue Code from the years it operated as a taxable corporation. On August 1, 2001, the Company paid the earnings and profits distribution to its shareholders in an amount that the Company estimated was required in order for it to qualify as a REIT. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities.

As a REIT, we are dependent on external sources of capital.

      To maintain our status as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third party sources of capital, which may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our common stock. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage.

Proposed tax legislation may have an effect on the value of our preferred and common stocks.

       Recently, President Bush announced his 2003 Economic Plan, which includes a proposal that would eliminate the taxation of corporate dividends at the shareholder level to the extent that the corporation paying the dividends has paid tax on its income. Under the proposal, dividends we pay generally would continue to be taxable to you as in the past. While this proposal would not directly affect the taxation of REITs or their shareholders, it could make an investment in a REIT comparatively less attractive than an investment in other corporations due to the fact that dividends paid by REITs would continue to be taxable to shareholders in the same manner as under current law. Accordingly, if the President's plan is enacted in its proposed form, it could adversely affect the price of our equity securities. We can not predict whether this proposal, or any similar proposal, will be enacted or what impact it may have on the price of our equity securities.

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

Item 2. Properties

      The following table summarizes the geographic distribution of our properties at December 31, 2002. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the master lease.

                           OWNED BY GETTY REALTY          LEASED BY GETTY REALTY
                       ----------------------------     ---------------------------      TOTAL          PERCENT
                       MARKETING           OTHER        MARKETING           OTHER      PROPERTIES       OF TOTAL
                       AS TENANT         PROPERTIES     AS TENANT        PROPERTIES     BY STATE       PROPERTIES
                       ---------         ----------     ---------        ----------     --------       ----------
 New York                 228                17            104                 4            353           33.7%
 New Jersey               110                10             47                 2            169           16.1
 Massachusetts             91                 3             67                --            161           15.3
 Pennsylvania             107                17             25                 2            151           14.4
 Connecticut               58                 3             23                --             84            8.0
 New Hampshire             28                 2              3                --             33            3.1
 Virginia                   3                 3             21                --             27            2.6
 Maine                     17                 2              3                 1             23            2.2
 Rhode Island              14                --              5                --             19            1.8
 Delaware                  10                 3              2                --             15            1.4
 Maryland                   4                 2              1                --              7            0.7
 Florida                   --                 6             --                --              6            0.6
 Vermont                    1                --             --                --              1            0.1
                        -----             -----          -----             -----          -----          -----
        Total             671(1)             68            301(2)              9          1,049          100.0%
                        =====             =====          =====             =====          =====          =====

---------------
(1) Includes six terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2) Includes three terminals/bulk plants related to Marketing's residential fuels business based in the New York Mid-Hudson Valley.

      The leased properties have a remaining lease term averaging over 17 years, including renewal options. The following table sets forth information regarding lease expirations, including the exercise of lease renewal and extension options, for properties that we lease from third parties:

                                       Number of
                                         Leases        Percent
                   Calendar Year        Expiring      of Total
                   -------------        --------      --------
                   2003                    15             4.8
                   2004                     8             2.6
                   2005                     6             2.0
                   2006                    15             4.8
                   2007                    17             5.5
                                          ---           -----
                     Subtotal              61            19.7
                                          ---           -----
                   Thereafter             249            80.3
                                          ---           -----
                                          310           100.0%
                                          ===           =====

      We have rights-of-first refusal to purchase or lease 249 of our leased properties. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when any lease term expires. Approximately 74% of our leased properties are subject to automatic renewal or extension options.

      On February 3, 2003 we announced that we had entered into a definitive asset purchase agreement to acquire 42 retail service station and convenience store properties in Massachusetts (41) and Rhode Island (1) currently leased by us. The initial terms of these leases, included in the above data, expire in 2006 and are, thereafter, subject to renewal options and scheduled rent escalations through 2056.

      In the opinion of our management, our relationships with our landlords are good and all of our properties (including those that are fee owned) are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. Currently, we have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us at their expense.

      Four of our owned service station properties with a net book value of approximately $1.1 million are secured by mortgages with an aggregate principal balance of approximately $1.0 million at a weighted average interest rate of 7.45% per annum. No other material mortgages, liens or encumbrances exist on our properties.

      Our wholly owned subsidiary, Getty Properties Corp., is a party to a master lease agreement with Marketing with respect to 963 service station and convenience store properties and our nine distribution terminals and bulk plants. The master lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049 that may be exercised only on an "all or nothing" basis. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. Certain financial obligations of Marketing under the master lease through at least December 9, 2003 are guaranteed by Lukoil and an Austrian subsidiary of Lukoil.

      If Marketing fails to pay rent, taxes or insurance premiums when due under the master lease, and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the master lease and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the master lease after notice and opportunity to cure, we do not have the right to terminate the master lease. Alternatively, our available remedies under the master lease are to obtain an injunction or other equitable relief requiring Marketing to comply with its obligations under the master lease and to recover damages from Marketing resulting from the failure.

      If any lease we have with a third party landlord is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third party landlord under a lease which is about to expire and does not contain options to renew we and Marketing each have a non-exclusive right to negotiate with that third party landlord except at 20 identified locations, as of December 31, 2002, where Marketing has the exclusive right to negotiate with the third party landlord until six months before the lease expires. We have also agreed that if we decide to sell any property leased to Marketing under the master lease, we will first offer to sell that property to Marketing pursuant to procedures set forth in the master lease.

      In general, Marketing remains responsible for any violations of non-environmental laws that existed prior to the time of the amendment of the master lease. We have agreed to provide limited indemnification, capped at $1.375 million, for certain violations, subject to Marketing's right, if it reasonably determines that curing the violation would be economically impractical, to require us to cure the violation or to remove the affected property from the master lease under certain circumstances. Our indemnification responsibilities described above expired in December 2002 unless curing of any violation commenced prior to such date.

      Getty Properties has also agreed to indemnify Marketing for certain pre-existing environmental conditions at six terminals we own. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal conditions, Marketing and Getty Properties will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10 million. Our aggregate indemnification liability under this agreement is capped at $4.25 million. Our indemnification responsibilities described above expire in December 2010. Under the master lease, we continue to have additional ongoing environmental remediation obligations for 319 scheduled sites. Marketing otherwise remains liable for all environmental matters.

Item 3. Legal Proceedings

      (a) Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 25 of the Annual Report.

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

      In 1994, one of our subsidiaries was served with an Amended Complaint naming the subsidiary as one of many defendants in the Keystone Superfund case pending in the U.S. District Court for the Middle District of Pennsylvania. The Complaint pertained to the subsidiary's miscellaneous office refuse and used furnace air and oil filters which were disposed of at the site. In 1995, another subsidiary was brought into the same action pertaining to convenience store refuse. In August 1997, we paid $40,000 in full settlement. The settlement had been approved by the United States Environmental Protection Agency and was approved by the Court in September 2002.

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

      In January 2000, the Massachusetts Department of Environmental Protection ("MADEP") alleged that we had violated certain regulatory provisions related to the operation of gasoline vapor recovery systems and handling of waste oil in the late 1980's and early 1990's. MADEP was seeking a fine of $123,000. This matter was settled with Getty Petroleum Marketing Inc. entering into a consent order with MADEP and their payment of a fine.

      In June 2000, the State of New York made a demand on us to reimburse the State $61,000, together with interest, for costs expended to remediate a gasoline discharge that occurred at a service station in 1984. No legal action has been commenced to date. In 1998 we paid $7,660 to the State for remediation costs. After that payment, the State has alleged that it conducted further remediation without notice to us and incurred additional costs. This case was settled in May 2002 for the total sum of $49,485 paid to the State of New York.

      In August 2000, the State of New York filed a lawsuit against us in the New York State Supreme Court in Albany County, seeking reimbursement at $607,000 (plus interest and penalties) spent to clean up a gasoline discharge that occurred in 1987. The Company is defending the matter.

      In September 2001, the State of New York made a demand on us to reimburse the State the sum of $111,000 plus a penalty of $80,000, for costs expended to remediate a petroleum discharge that occurred in 1996. In October 2001, we wrote to the State stating that we do not believe that we are the party responsible for the discharge. In December 2002, the State of New York served upon us a summons with notice, filed in the New York State Supreme Court in Albany County for monetary damages.

      In July 2002, a defendant in a lawsuit filed by the State of New York in Supreme Court in Albany County, served us with a third party summons in the State's lawsuit. The State of New York is seeking reimbursement in the amount of $163,067 from the named defendant for costs associated with a discharge at one of the company's former gasoline service station properties that was sold to the named defendant. The named defendant has impleaded us as a third party defendant, alleging that we are responsible for the costs for which the State is seeking reimbursement. The Company is defending the matter.

Item 4. Submission of a Vote of Security Holders

      No matter was submitted to a vote of security holders during the three months ended December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 14 of the Annual Report.

Item 7A. Market Risk

      Information in response to this item is incorporated herein by reference from Note 5 of the Notes to Consolidated Financial Statements set forth on page 25 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

      Information in response to this item is incorporated herein by reference from the financial information set forth on pages 16 through 31 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 and 14, respectively, of the Proxy Statement. The following table lists our executive officers, their respective ages, and the offices and positions held.


          NAME          AGE               POSITION             OFFICER
          ----          ---               --------             -------
                                                                SINCE
                                                                -----
   Leo Liebowitz         75    President and Chief Executive    1971
                               Officer
   Randi Young Filip     42    Vice President, General          2001
                               Counsel & Corporate Secretary
   Kevin C. Shea         43    Vice President                   2001
   Thomas J.             44    Corporate Controller and         2001
   Stirnweis                   Treasurer

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

      Management is not aware of any family relationships between any of its directors or executive officers.

Item 11. Executive Compensation

      Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers", "Compensation" through, "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" on pages 5, 6-11 and 13, respectively, of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Capital Stock" on pages 3 - 5 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1.    Financial Statements

                  The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 21 are filed as part of this annual report.

            2.    Financial Statement Schedule

                  The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page 21 is filed as part of this annual report.

            3.    Exhibits

                  The exhibits listed in the Exhibit Index on pages 24 through 27 are filed as part of this annual report.

      (b)         Reports on Form 8-K

                  None.

              GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF
                            INDEPENDENT ACCOUNTANTS
                                Items 15(a) 1 & 2

                                                                                                       Reference
                                                                                      -----------------------------------------
                                                                                                                     2002
                                                                                            Form 10-K            Annual Report
 Data incorporated by reference from attached 2002 Annual Report to                           (pages)                (pages)
 Shareholders of Getty Realty Corp.

 Report of Independent Accountants                                                                                        31

 Consolidated Statements of Operations for the years ended December 31, 2002                                              16
 and 2001 and the eleven months ended December 31, 2000

 Consolidated Balance Sheets as of December 31, 2002 and 2001                                                             17

 Consolidated Statements of Cash Flows for the years ended December 31, 2002                                              18
 and 2001 and the eleven months ended December 31, 2000

 Notes to Consolidated Financial Statements                                                                          19 - 30

 Report of Independent Accountants-Financial Statement Schedule                                 22

 Schedule II - Valuation and Qualifying Accounts and Reserves for the years                     23
 ended December 31, 2002 and 2001 and the eleven months ended December 31,
 2000

      All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

      The financial statements listed in the above index which are included in the 2002 Annual Report to Shareholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 2002 Annual Report to Shareholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 3, 2003 appearing in the 2002 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 3, 2003

                       GETTY REALTY CORP. and SUBSIDIARIES
           SCHEDULE II--VALUATION and QUALIFYING ACCOUNTS and RESERVES
               for the years ended December 31, 2002 and 2001 and
                    the eleven months ended December 31, 2000
                                 (in thousands)

                                    Balance at
                                   beginning of                              Balance at
                                      period       Additions    Deductions  end of period
                                      ------       ---------    ----------  -------------
December 31, 2002:
Allowance for mortgages and
accounts receivable                    $115          $227          $ 64         $278

Allowance for recoveries from
state underground storage
tank funds                             $ --          $500          $ --         $500

December 31, 2001:
Allowance for mortgages and
accounts receivable                    $102          $ 13          $ --         $115

December 31, 2000:
Allowance for mortgages and
accounts receivable                    $158          $ 17          $ 73         $102

                                  EXHIBIT INDEX

                               GETTY REALTY CORP.

                           Annual Report on Form 10-K
                      for the year ended December 31, 2002

Exhibit
No.           Description
------        -----------
1.1           Agreement and Plan of                  Filed as Exhibit 2.1 to
              Reorganization and Merger,             Company's Registration
              dated as of December 16, 1997          Statement on Form S-4, filed on
              (the "Merger Agreement") by            January 12, 1998 (File No.
              and among Getty Realty Corp.,          333-44065), included as
              Power Test Investors Limited           Appendix A to the Joint Proxy
              Partnership and CLS General            Statement/Prospectus that is a
              Partnership Corp.                      part thereof, and incorporated
                                                     herein by reference.

3.1           Articles of Incorporation of           Filed as Exhibit 3.1 to
              Getty Realty Holding Corp.             Company's Registration
              ("Holdings"), now known as             Statement on Form S-4, filed on
              Getty Realty Corp., filed              January 12, 1998 (File No.
              December 23, 1997.                     333-44065), included as
                                                     Appendix D to the Joint Proxy
                                                     Statement/Prospectus that is a part
                                                     thereof, and incorporated herein by
                                                     reference.

3.2           Articles Supplementary to              Filed as Exhibit 3.2 to
              Articles of Incorporation of           Company's Annual Report on Form
              Holdings, filed January 21,            10-K for the fiscal year ended
              1998.                                  January 31, 1998 (File No.
                                                     001-13777) and incorporated herein by
                                                     reference.

3.3           By-Laws of Getty Realty Corp.          *

3.4           Articles of Amendment of               Filed as Exhibit 3.4 to
              Holdings, changing its name to         Company's Annual Report on Form
              Getty Realty Corp., filed              10-K for the fiscal year ended
              January 30, 1998.                      January 31, 1998 (File No.
                                                     001-13777) and incorporated herein by
                                                     reference.

3.5           Amendment to Articles of               Filed as Exhibit 99.2 to
              Amendment, dated August 1,             Company's Current Report on
              2001.                                  Form 8-K dated August 1, 2001
                                                     (File No. 001-13777) and
                                                     incorporated herein by
                                                     reference.

10.1          Retirement and Profit Sharing          Filed as Exhibit 10.2(b) to
              Plan (amended and restated as          Company's Annual Report on Form
              of September 19, 1996),                10-K for the fiscal year ended
              adopted by the Company on              January 31, 1997 (File No.
              December 16, 1997.                     1-8059) and incorporated herein
                                                     by reference.

10.1(a)       Retirement and Profit Sharing          *
              Plan (amended and restated as of
              January 1, 2002), adopted by the
              Company on September 3, 2002.

Exhibit
No.           Description
------        -----------
10.2          1998 Stock Option Plan,                    Filed as Exhibit 10.1 to
              effective as of January 30,                Company's Registration
              1998.                                      Statement on Form S-4, filed on
                                                         January 12, 1998 (File No.
                                                         333-44065), included as
                                                         Appendix H to the Joint Proxy
                                                         Statement/Prospectus that is a
                                                         part thereof, and incorporated
                                                         herein by reference.

10.3          Asset Purchase Agreement among             Filed as Exhibit 2(a) to the
              Power Test Corp. (now known as             Current Report on Form 8-K of
              Getty Properties Corp.),                   Power Test Corp., filed
              Texaco Inc., Getty Oil Company             February 19, 1985 (File No.
              and Getty Refining and                     1-8059) and incorporated herein
              Marketing Company, dated as of             by reference.
              December 21, 1984.

10.4          Trademark License Agreement                Filed as Exhibit 2(b) to the
              among Power Test Corp., Texaco             Current Report on Form 8-K of
              Inc., Getty Oil Company and                Power Test Corp., filed
              Getty Refining and Marketing               February 19, 1985 (File No.
              Company, dated as of February              1-8059) and incorporated herein
              1, 1985.                                   by reference.

10.5          Form of Indemnification                    Filed as Exhibit 10.15 to
              Agreement between the Company              Company's Annual Report on Form
              and its directors.                         10-K for the fiscal year ended
                                                         January 31, 1998 (File No.
                                                         001-13777) and incorporated
                                                         herein by reference.

10.6          Supplemental Retirement Plan               Filed as Exhibit 10.22 to the
              for Executives of the Company              Annual Report on Form 10-K for
              (then known as Getty Petroleum             the fiscal year ended January
              Corp.) and Participating                   31, 1990 (File No. 1-8059) of
              Subsidiaries (adopted by the               Getty Petroleum Corp. and
              Company on December 16, 1997).             incorporated herein by
                                                         reference.

10.7          Form of Agreement dated                    Filed as Exhibit 10.23 to the
              December 9, 1994 between Getty             Annual Report on Form 10-K for
              Petroleum Corp. and its                    the fiscal year ended January
              non-director officers and                  31, 1995 (File No. 1-8059) of
              certain key employees                      Getty Petroleum Corp. and
              regarding compensation upon                incorporated herein by
              change in control.                         reference.

10.8          Form of Agreement dated as of              Filed as Exhibit 10.27 to the
              March 7, 1996 amending                     Annual Report on Form 10-K for
              Agreement dated as of December             the fiscal year ended January
              9, 1994 between Getty                      31, 1996 (File No. 1-8059) of
              Petroleum Corp. (now known as              Getty Petroleum Corp. and
              Getty Properties Corp.) and                incorporated herein by
              its non-director officers and              reference.
              certain key employees
              regarding compensation upon
              change in control (See Exhibit
              10.11).

10.9          Form of letter from Getty                  Filed as Exhibit 10.19 to
              Petroleum Corp. dated April 8,             Company's Annual Report on Form
              1997, confirming that a change             10-K for the fiscal year ended
              of control event had occurred              January 31, 1998 (File No.
              pursuant to the change of                  001-13777) and incorporated
              control agreements.  (See                  herein by reference.
              Exhibits 10.7 and 10.8).

Exhibit
No.           Description
------        -----------
10.10         Form of Agreement dated March              Filed as Exhibit 10.20 to
              9, 1998, from the Company to               Company's Annual Report on Form
              certain officers and key                   10-K for the fiscal year ended
              employees, adopting the prior              January 31, 1998 (File No.
              change of control agreements,              001-13777) and incorporated
              as amended, and further                    herein by reference.
              amending those agreements.
              (See Exhibits 10.7, 10.8 and
              10.9).

10.11         Form of Reorganization and                 Filed as Exhibit 10.29 to the
              Distribution Agreement between             Annual Report on Form 10-K for
              Getty Petroleum Corp. (now                 the fiscal year ended January
              known as Getty Properties                  31, 1997 (File No. 1-8059) of
              Corp.) and Getty Petroleum                 Getty Petroleum Corp. and
              Marketing Inc. dated as of                 incorporated herein by reference
              February 1, 1997.

10.12         Form of Tax Sharing Agreement              Filed as Exhibit 10.32 to the
              between Getty Petroleum Corp.              Annual Report on Form 10-K for
              (now known as Getty Properties             the fiscal year ended January
              Corp.) and Getty Petroleum                 31, 1997 (File No. 1-8059) of
              Marketing Inc.                             Getty Petroleum Corp. and
                                                         incorporated herein by
                                                         reference.

10.13         Form of Stock Option                       Filed as Exhibit 10.33 to the
              Reformation Agreement made and             Annual Report on Form 10-K for
              entered into as of March 21,               the fiscal year ended January
              1997 by and between Getty                  31, 1997 (File No. 1-8059) of
              Petroleum Corp. (now known as              Getty Petroleum Corp. and
              Getty Properties Corp.) and                incorporated herein by
              Getty Petroleum Marketing Inc.             reference.

10.14         Consolidated, Amended and                  Filed as Exhibit 10.21(a) to
              Restated Master Lease                      Company's Quarterly Report on
              Agreement dated November 2,                Form 10-Q dated December 15,
              2000 between Getty Properties              2000 (File No. 001-13777) and
              Corp. and Getty Petroleum                  incorporated herein by
              Marketing Inc.                             reference.

10.15         Environmental Indemnity                    Filed as Exhibit 10.30 to
              Agreement dated November  2,               Company's Quarterly Report on
              2000 between Getty Properties              Form 10-Q dated December 15,
              Corp. and Getty Petroleum                  2000 (File No. 001-13777) and
              Marketing Inc.                             incorporated herein by
                                                         reference.

10.16         Guarantee of Lease as of                   Filed as Exhibit 99.3 to
              November 2, 2000 by OAO LUKOIL             Company's Current Report on
              and Lukoil International GmbH.             Form 8-K dated November 9, 2000
                                                         (File No. 001-13777) and
                                                         incorporated herein by
                                                         reference.

10.17         Amended and Restated Trademark             Filed as Exhibit 10.23(a) to
              License Agreement, dated                   Company's Quarterly Report on
              November 2, 2000, between                  Form 10-Q dated December 15,
              Getty Properties Corp. and                 2000 (File No. (001-13777) and
              Getty Petroleum Marketing Inc.             incorporated herein by
                                                         reference.

10.18         Trademark License Agreement,               Filed as Exhibit 10.23(b) to
              dated November 2, 2000,                    Company's Quarterly Report on
              between Getty (TM) Corp. and               Form 10-Q dated December 15,
              Getty Petroleum Marketing Inc.             2000 (File No. 001-13777) and
                                                         incorporated herein by
                                                         reference.

Exhibit
No.           Description
------        -----------
10.19         Asset Purchase Agreement by                *
              and between Jems of New
              England, Inc., Charlex, Inc.,
              Jems Enterprises, Inc., and
              Robbins Realty Corp., and
              Getty Properties Corp.

13            Annual Report to Shareholders              *
              for the fiscal year ended
              December 31, 2002.

21            Subsidiaries of the Company.               *

23            Consent of Independent                     *
              Accountants.

99.1          Certification of Chief                     *
              Executive Officer

99.2          Certification of Chief                     *
              Financial Officer

-------
*     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Getty Realty Corp.
                              (Registrant)


                              By: /s/ Thomas J. Stirnweis
                                 -------------------------------------
                              Thomas J. Stirnweis,
                              Corporate Controller and Treasurer
                              March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By:  /s/ Leo Liebowitz               By:  /s/ Thomas J. Stirnweis
      ----------------------------         ------------------------------------
   Leo Liebowitz                        Thomas J. Stirnweis
   President, Chief Executive           Corporate Controller and Treasurer
   Officer and Director                 (Principal Financial and
   March 27, 2003                       Accounting Officer)
                                        March 27, 2003

   By:  /s/ Milton Cooper               By:  /s/ Philip E. Coviello
      ----------------------------         ------------------------------------
   Milton Cooper                        Philip E. Coviello
   Director                             Director
   March 27, 2003                       March 27, 2003

   By:  /s/ Howard Safenowitz           By:  /s/ Warren G. Wintrub
      ----------------------------         ------------------------------------
   Howard Safenowitz                    Warren G. Wintrub
   Director                             Director
   March 27, 2003                       March 27, 2003

CERTIFICATIONS:

I, Thomas J. Stirnweis, certify that:

1. I have reviewed this annual report on Form 10-K of Getty Realty Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


By:  /s/ THOMAS J. STIRNWEIS
   ----------------------------------------
Thomas J. Stirnweis
Corporate Controller and Treasurer
(Principal Financial and Accounting Officer)

I, Leo Liebowitz, certify that:

1. I have reviewed this annual report on Form 10-K of Getty Realty Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


By:  /s/ LEO LIEBOWITZ
   -------------------------------------
Leo Liebowitz
President and Chief Executive Officer