Form 10-Q
period 2003-03-31
GETTY REALTY CORP /MD/
filed 2003-05-14
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003
                               --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------     ----------

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

                        125 JERICHO TURNPIKE, SUITE 103
                            JERICHO, NEW YORK 11753
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Registrant had outstanding 21,449,921 shares of Common Stock, par value $.01 per share, and 2,865,768 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of May 1, 2003.

                               GETTY REALTY CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                     Page Number
-------  ---------------------                                                     -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of March 31, 2003 and
  December 31, 2002                                                                     1

 Consolidated Statements of Operations for the three
  months ended March 31, 2003 and 2002                                                  2

 Consolidated Statements of Cash Flows for the
  three months ended March 31, 2003 and 2002                                            3

 Notes to Consolidated Financial Statements                                           4 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 9 - 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     14

Item 4. Controls and Procedures                                                      14 - 15


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              16

Signatures                                                                             16

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


-------------------------------------------------------------------------------------------------------------
                                                                                    March 31,     December 31,
-------------------------------------------------------------------------------------------------------------
Assets:                                                                               2003           2002
-------------------------------------------------------------------------------------------------------------
Real Estate:
   Land                                                                             $ 135,719      $ 135,372
   Buildings and improvements                                                         172,573        172,682
                                                                                    ---------      ---------
                                                                                      308,292        308,054
   Less - accumulated depreciation                                                     95,689         93,986
                                                                                    ---------      ---------
        Real estate, net                                                              212,603        214,068
Cash and equivalents                                                                   32,948         33,726
Deferred rent receivable                                                               16,524         15,116
Recoveries from state underground storage tank funds, net                              12,988         13,396
Mortgages and accounts receivable, net                                                  4,678          5,193
Prepaid expenses and other assets                                                         924            992
                                                                                    ---------      ---------
           Total assets                                                             $ 280,665      $ 282,491
                                                                                    =========      =========

-------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-------------------------------------------------------------------------------------------------------------

Mortgages payable                                                                   $     905      $     923
Dividends payable                                                                      10,117         10,379
Accounts payable and accrued expenses                                                   9,285          9,839
Environmental remediation costs                                                        28,491         27,924
                                                                                    ---------      ---------
           Total liabilities                                                           48,798         49,065
                                                                                    ---------      ---------
Commitments and contingencies (notes 6 and 7)
Shareholders' equity:
    Preferred stock, par value $.01 per share; authorized 20,000,000 shares for issuance in series of which 3,000,000 shares are classified as Series A
      Participating Convertible Redeemable Preferred; issued 2,865,768 at
      March 31, 2003 and December 31, 2002                                             71,644         71,644
    Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued  21,442,801 at March 31, 2003
      and 21,442,299 at December 31, 2002                                                 214            214
    Paid-in capital                                                                   186,665        186,664
    Dividends paid in excess of earnings                                              (26,656)       (25,096)
                                                                                    ---------      ---------
           Total shareholders' equity                                                 231,867        233,426
                                                                                    ---------      ---------
           Total liabilities and shareholders' equity                               $ 280,665      $ 282,491
                                                                                    =========      =========


   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-----------------------------------------------------------------------------------------
                                                             Three months ended March 31,
-----------------------------------------------------------------------------------------
                                                                 2003          2002
-----------------------------------------------------------------------------------------
Revenues:
  Revenues from rental properties                              $ 16,677      $ 16,877
  Other income, net                                                 354           560
                                                               --------      --------
      Total revenues                                             17,031        17,437
                                                               --------      --------

Expenses:
  Rental property expenses                                        2,912         3,105
  Environmental expenses, net                                     1,547         1,649
  General and administrative expenses                             1,293         1,078
  Depreciation expense                                            2,139         2,314
  Interest expense                                                   33            33
                                                               --------      --------
      Total expenses                                              7,924         8,179
                                                               --------      --------
Net earnings before cumulative effect of accounting change        9,107         9,258
Cumulative effect of accounting change                             (550)         --
                                                               --------      --------
Net earnings                                                      8,557         9,258
Preferred stock dividends                                         1,272         1,272
                                                               --------      --------
Net earnings applicable to common shareholders                 $  7,285      $  7,986
                                                               ========      ========


Net earnings per common share:
     Basic                                                     $    .34      $    .37
     Diluted                                                   $    .34      $    .37

Weighted average common shares outstanding:
     Basic                                                       21,442        21,425
     Diluted                                                     21,456        21,435

Dividends declared per share:
     Preferred                                                 $ .44375      $ .44375
     Common                                                    $ .41250      $ .41250


   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------
                                                                               Three months ended March 31,
-----------------------------------------------------------------------------------------------------------
                                                                                   2003           2002
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                      $  8,557      $  9,258
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation expense                                                             2,139         2,314
    Gain on dispositions of real estate                                               (126)         (346)
    Deferred rental revenue                                                         (1,408)       (1,689)
    Accretion expense                                                                  248            --
    Cumulative effect of accounting change                                             550            --
Changes in assets and liabilities:
    Recoveries from state underground storage tank funds, net                        1,620          (488)
    Mortgages and accounts receivable, net                                             328          (147)
    Prepaid expenses and other assets                                                   68            67
    Accounts payable and accrued expenses                                             (554)       (1,945)
    Environmental remediation costs                                                 (1,443)        1,438
                                                                                  --------      --------
      Net cash provided by operating activities                                      9,979         8,462
                                                                                  --------      --------

Cash flows from investing activities:
    Collections of mortgages receivable, net                                           187           148
    Capital expenditures                                                               (38)          (48)
    Property acquisitions                                                             (901)         (352)
    Proceeds from dispositions of real estate                                          391           498
                                                                                  --------      --------
      Net cash provided by (used in) investing activities                             (361)          246
                                                                                  --------      --------

Cash flows from financing activities:
    Repayment of mortgages payable                                                     (18)          (18)
    Cash dividends paid                                                            (10,379)      (10,108)
    Stock options, common and treasury stock, net                                        1            94
                                                                                  --------      --------
      Net cash used in financing activities                                        (10,396)      (10,032)
                                                                                  --------      --------
Net decrease in cash and equivalents                                                  (778)       (1,324)
Cash and equivalents at beginning of period                                         33,726        37,523
                                                                                  --------      --------
Cash and equivalents at end of period                                             $ 32,948      $ 36,199
                                                                                  ========      ========

Supplemental disclosures of cash flow information
    Cash paid (refunded) during
     the period for:
      Interest                                                                    $     33      $     33
      Income taxes, net                                                                396           551
      Recoveries from state underground storage tank funds                            (454)       (1,094)
      Environmental remediation costs                                                1,217         1,499



   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust ("REIT") specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. The Company manages and evaluates its operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

    The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, net, environmental remediation costs, depreciation, impairment of long-lived assets, litigation, accrued expenses and income taxes.

    The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Earnings Per Common Share:

    Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 14,000 and 10,000 shares for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share.

3.  Stock-Based Compensation:

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." The Company voluntarily changed to the fair value basis of accounting for stock-based employee compensation for options granted subsequent to January 1, 2003 under its stock option plan. The Company will continue to account for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Had compensation cost for the Company's stock option plan been accounted for using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                              Three months ended March 31,
                                              ----------------------------
                                                2003                2002
                                              ---------          ---------
   Net earnings, as reported                  $  8,557          $  9,258
   Add: Stock-based employee compensation
   expense included in reported net
   earnings                                           -(*)              -
   Deduct: Total stock-based employee
   compensation expense using the fair
   value method                                      33                31
                                               --------          --------
   Pro-forma net earnings                      $  8,524          $  9,227
                                               ========          ========

   Net earnings per common share
    As reported                                $    .34          $    .37
    Pro-forma                                  $    .34          $    .37

   (*) There were no stock options granted during the three months ended
       March 31, 2003.

4.  Cumulative Effect of Accounting Change:

    In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recognized at their fair value in the period when incurred if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Due to the adoption of SFAS 143 effective January 1, 2003, accrued environmental remediation costs and recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $550,000. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Prior to the adoption of SFAS 143 generally accepted accounting principles required that if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component. Historically, such accruals were not adjusted for inflation or discounted to present value.

5.  Shareholders' Equity:

    A summary of the changes in shareholders' equity for the three months ended March 31, 2003 is as follows (in thousands, except per share amounts):


                                                                                                    Dividends
                                          Preferred Stock         Common Stock                      Paid-in
                                      --------------------------------------------     Paid-in      Excess Of
                                      Shares      Amount      Shares      Amount       Capital      Earnings        Total
                                      ------------------------------------------------------------------------------------
Balance, December 31, 2002            2,866      $71,644      21,442       $214        $186,664     $(25,096)     $233,426

Net earnings                                                                                           8,557         8,557
Cash dividends declared:
  Common -- $.4125 per share                                                                          (8,845)       (8,845)
  Preferred  -- $.44375 per share                                                                     (1,272)       (1,272)
Stock options                                                      1                          1                          1
                                      ------------------------------------------------------------------------------------
Balance, March 31, 2003               2,866     $71,644       21,443       $214        $186,665     $(26,656)     $231,867
                                      ====================================================================================

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

    The Company leases 970 of its 1,048 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under the master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest integrated oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

    The Master Lease is a "triple-net" lease, with Marketing responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. In general, Marketing remains responsible for any violations of non-environmental laws that existed prior to the time of the amendment of the Master Lease. The Company also has agreed to indemnify Marketing for certain violations. The Company's indemnification responsibility for certain violations is capped at $1.375 million and expired in December 2002, unless curing of any violation commenced prior to such date. The Company has agreed to indemnify Marketing for certain pre-existing environmental conditions at six terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. The Company's indemnification responsibility for certain pre-existing environmental conditions at the six terminals is capped at $4.25 million and expires in December 2010. The Company has not accrued a liability for these indemnification agreements since it is uncertain that any significant amounts will be required to be paid under the agreements. Under the Master Lease, the Company also continues to have additional ongoing environmental remediation obligations for 320 scheduled properties as of March 31, 2003 (see note 7).

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. These matters are not expected to have a material adverse effect on the Company's financial condition or results of operations.

    Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2003 and December 31, 2002, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $1,594,000 and $1,602,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off of the Marketing business. The Company's consolidated statements of operations for the three months ended March 31, 2003 and 2002 included, in general and administrative expenses, charges of $121,000 and $122,000, respectively, for insurance. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

7.  Environmental Remediation Costs:

    The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the three months ended March 31, 2003 and 2002, net environmental expenses included in the Company's consolidated statements of operations were $1,547,000 and $1,649,000, respectively, which amounts were net of estimated net recoveries from state UST remediation funds.

    Under the Master Lease with Marketing, and in accordance with its leases with its other tenants, the Company agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner, and thereafter, transfer all future environmental risks to its tenants. Generally, upon achieving Closure at each individual property, the Company's environmental liability under its lease for that property will be satisfied and future remediation obligations will be the tenant's responsibility. The Company has agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. The Company will continue to collect recoveries from state UST remediation funds related to these environmental liabilities where available.

    The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination for each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state underground storage tank remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates when such recoveries are considered probable. Prior to the adoption of SFAS 143 effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range had been accrued for that cost component rather than the estimated fair value currently required under the recently adopted pronouncement.

    Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2003, the Company has remediation action plans in place for 358 (88%) of the 405 properties for which it retained environmental responsibility. Forty-seven properties (12%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

    As of March 31, 2003 and January 1, 2003, the Company had accrued $28,491,000 and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2003 and January 1, 2003, the Company had also recorded $12,988,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15,078,000 as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $248,000 of accretion expense is included in environmental expenses for the quarter ended March 31, 2003. Environmental expenditures and recoveries from underground storage tank funds were $1,217,000 and $454,000, respectively, for the quarter ended March 31, 2003.

    In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company's financial statements as they become probable and a reasonable estimate of fair value can be made. Although future environmental expenses may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company's long-term financial position.

8.  Subsequent Event:

    On May 1, 2003, the Company completed the acquisition of 41 retail service station and convenience store properties that it had been leasing for the past twelve years. The aggregate purchase price for these properties was approximately $13.0 million, excluding transaction costs. Forty of the locations are subleased to Marketing under the Master Lease through at least 2015. Rental property expenses include rent expense relating to these properties of $325,000 for the quarter ended March 31, 2003. Current annual rent expense of approximately $1.3 million, and future rent escalations scheduled through 2056, will be eliminated as a result of the acquisition. Since the seller has agreed to indemnify the Company for historical environmental costs, and the seller's indemnity is supported by a $1,915,000 escrow fund established solely for that purpose, the Company's exposure to environmental remediation expenses should not change because of the acquisition.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General

    We are a real estate company specializing in the ownership and leasing of service stations, convenience stores and petroleum marketing terminals. We lease 970 of our 1,048 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

    Our financial results largely depend on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the master lease entered into in February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Marketing has made all required monthly rental payments under the Master lease when due.

    Results of Operations - Three months ended March 31, 2003 compared with the three months ended March 31, 2002

    Net earnings before cumulative effect of accounting change for the three months ended March 31, 2003 were $9.1 million as compared with $9.3 million for the comparable prior year period. Net earnings for the three months ended March 31, 2003, which were $8.6 million as compared with $9.3 million for the comparable prior year period, decreased by $0.7 million principally due to the one-time cumulative effect of an accounting change of $0.6 million. Diluted earnings per common share for the three months ended March 31, 2003 were $.34, as compared with $.37 for the comparable prior year period.

    Revenues from rental properties for the three months ended March 31, 2003 and 2002 were $16.7 million and $16.9 million, respectively. Approximately $14.7 million and $14.6 million of these rentals received in the three months ended March 31, 2003 and 2002 were from properties leased to Marketing under the Master Lease. In addition, revenues from rental properties include $1.4 million and $1.7 million of deferred rental revenue recognized in the three months ended March 31, 2003 and 2002, respectively, as required by generally accepted accounting principles ("GAAP"), related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due.

    Other income was $0.4 million for the three months ended March 31, 2003 as compared with $0.6 million for the three months ended March 31, 2002. The $0.2 million decrease was primarily due to reduced gains on dispositions of properties recorded in the current period.

    Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.9 million for the three months ended March 31, 2003, a decrease of $0.2 million from the three months ended March 31, 2002. The decrease was primarily due to a reduction in the number of properties leased.

    Environmental expenses for the three months ended March 31, 2003 were $1.5 million, a decrease of $0.1 million from the three months ended March 31, 2002. Environmental expenses for the quarter ended March 31, 2003 include $1.0 million for the net change in estimated environmental costs, a $0.4 million decrease from the prior period. The decrease in the change in estimated environmental costs was partially offset by accretion expense of $0.2 million recorded in the current quarter due to the increase in present value resulting from the passage of time of the net environmental liability recorded as of January 1, 2003 (See "Environmental Matters" below).

    General and administrative expenses for the three months ended March 31, 2003 were $1.3 million, an increase of $0.2 million from the three months ended March 31, 2002. The increase was primarily due to higher legal fees.

    Depreciation and amortization for the three months ended March 31, 2003 was $2.1 million, a decrease of $0.2 million from the three months ended March 31, 2002, as a result of certain assets becoming fully depreciated and dispositions of properties.

    The cumulative effect of accounting change recorded for the three months ended March 31, 2003 is due to the adoption of SFAS 143 effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million (See "Environmental Matters" below).

    Liquidity and Capital Resources

    Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of March 31, 2003, we had a line of credit amounting to $25.0 million, of which $0.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal in August 2003 at the discretion of the bank.

    We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4125 per quarter ($1.65 per share on an annual basis. We presently intend to pay quarterly dividends of $0.44375 per share of preferred stock ($1.775 per share on an annual basis) until dividends declared per share of common stock in any calendar year exceed $1.5691, at which time preferred shareholders will participate in the excess common stock dividends declared for the calendar year on an "as converted" basis. Payment of dividends is subject to market conditions, our financial condition, the distribution preferences of our preferred stock and other factors, and therefore cannot be assured. We declared cash common and preferred stock dividends of $.4125 and $.44375 per share, respectively, during the three months ended March 31, 2003 and 2002. These dividends aggregated $10.1 million for the three months ended March 31, 2003 and 2002.

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

    Capital expenditures, principally acquisitions, were $0.9 million for the three months ended March 31, 2003.

    On May 1, 2003, we completed the acquisition of 41 retail service station and convenience store properties that we had been leasing for the past twelve years. The aggregate purchase price for these properties was approximately $13.0 million, excluding transaction costs. Forty of the locations are subleased to Marketing under the Master Lease through at least 2015. Rental property expenses include rent expense relating to these properties of $0.3 million for the quarter ended March 31, 2003. Current annual rent expense of approximately

$1.3 million, and future rent escalations scheduled through 2056, will be eliminated as a result of the acquisition. Since the seller has agreed to indemnify us for historical environmental costs, and the seller's indemnity is supported by a $1.9 million escrow fund established solely for that purpose, our exposure to environmental remediation expenses should not change because of the acquisition.


    Critical Accounting Policies

    Our accompanying consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. We have made our best estimates, judgments and assumptions relating to certain amounts that are included in our financial statements, giving due consideration to the accounting policies selected and materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates, judgments and assumptions. Our accounting policies are described in note 1 to the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe the more critical of our accounting policies are as follows:

    Revenue recognition--we earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen-year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $16.5 million recorded as of March 31, 2003 will be collected when due, in accordance with the 2% annual rent escalations provided for in the Master Lease. Accordingly, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term or if Marketing fails to make its contractual lease payments.

    Impairment of long-lived assets--real estate assets represent "long-lived" assets for accounting purposes. We review the recorded value of long-lived assets for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We may become aware of indicators of potentially impaired assets upon tenant or landlord lease renewals, upon receipt of notices of potential governmental takings and zoning issues, or upon other events that occur in the normal course of business that would cause us to review the operating results of the property. We believe our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts.

    Income taxes--our financial results generally will not reflect provisions for current or deferred federal income taxes since we elected to be taxed as a REIT effective January 1, 2001. Our intention is to operate in a manner that will allow us to continue to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level federal income taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax. Certain states do not follow the federal REIT rules and we have included provisions for these taxes in rental property expenses.

    Environmental costs and recoveries from state underground storage tank funds--we provide for the estimated fair value of future environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made (see "Environmental Matters" below). Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Recoveries of environmental costs from state underground storage tank remediation funds, with respect to past and future spending, are accrued as income, net of allowance for collection risk, based on estimated recovery rates when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state underground storage tank fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement under these programs. Effective January 1, 2003, environmental liabilities and related assets are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value.

    Environmental Matters

    We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring and governmental agency reporting incurred in connection with contaminated properties. In prior periods, a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the three months ended March 31, 2003 and March 31, 2002, net environmental expenses included in our consolidated statements of operations amounted to $1.5 million and $1.6 million, respectively, which amounts were net of estimated net recoveries from state UST remediation funds.

    Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner and, thereafter, transfer all future environmental risks to our tenants. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We have agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. We will continue to collect recoveries from certain state UST remediation funds related to these environmental liabilities where available.

    We have also agreed to provide limited environmental indemnification to Marketing for pre-existing environmental conditions at six terminals owned by us. Under the indemnification agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. Our indemnification responsibility under this agreement is capped at $4.25 million and expires in December 2010. We have not accrued a liability for this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

    The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination for each property. Recoveries of environmental costs from state underground storage tank remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates when such recoveries are considered probable. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Prior to the adoption of SFAS 143 effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component rather than the estimated fair value currently required under the recently adopted pronouncement.

    Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2003, we have remediation action plans in place for 358 (88%) of the 405 properties for which we retained environmental responsibility. Forty-seven properties (12%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

    As of March 31, 2003 and January 1, 2003, we had accrued $28.5 million and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2003 and January 1, 2003, we had also recorded $13.0 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15.1 million as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of accretion expense is included in environmental expenses for the quarter ended March 31, 2003. Environmental expenditures and recoveries from underground storage tank funds were $1.2 million and $0.4 million respectively, for the quarter ended March 31, 2003. During 2003, we estimate that our net environmental remediation spending will be approximately $4.3 million and our business plan for 2003 reflects a net change in estimated remediation costs of approximately $5.0 million.

    In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Although environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

    Forward Looking Statements

    Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements of to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2002 and include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of regulation; our expectations as to the cost of completing environmental remediation; and the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT and future dependence on external sources of capital.

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

                           PART II. OTHER INFORMATION



    Item 6.       Exhibits and Reports on Form 8-K

    (a)  Exhibits:

     Designation of Exhibit
    in this Quarterly Report
          on Form 10-Q            Description of Exhibit
    ------------------------      ----------------------
         99.1                     Certification of Chief Executive Officer(*)
         99.2                     Certification of Chief Financial Officer(*)

         (*) The certifications furnished with this Report are being furnished solely to accompany the Report pursuant to 18 U.S.C. ss. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

    (b)  Reports filed on Form 8-K:

         On May 12, 2003, the Company announced its earnings for the three months ended March 31, 2003 which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K and was presented under Item 9 in accordance with SEC Release No. 33-8216.




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

                                     GETTY REALTY CORP.
                                     ------------------
                                        (Registrant)


    Dated:  May 13, 2003                BY: /s/ THOMAS J. STIRNWEIS
                                           -------------------------------------
                                                  (Signature)
                                           THOMAS J. STIRNWEIS
                                           Corporate Controller and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


    Dated:  May 13, 2003                BY: /s/ LEO LIEBOWITZ
                                           -------------------------------------
                                                  (Signature)
                                           LEO LIEBOWITZ
                                           President and Chief Executive Officer

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

Date: May 13, 2003

/s/ THOMAS J. STIRNWEIS
---------------------------------------------
Thomas J. Stirnweis Corporate
Controller and Treasurer
(Principal Financial and Accounting Officer)

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

Date: May 13, 2003

/s/ LEO LIEBOWITZ
-----------------------------------------
Leo Liebowitz
President and Chief Executive Officer