Form 10-Q
period 2003-06-30
GETTY REALTY CORP /MD/
filed 2003-08-13
CIK 1052752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003
                               -------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________


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




                        125 JERICHO TURNPIKE, SUITE 103
                            JERICHO, NEW YORK 11753
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Yes [X]  No [ ]

Registrant had outstanding 21,512,795 shares of Common Stock, par value $.01 per share, and 2,822,976 shares of Series A Participating Convertible Redeemable Preferred Stock, par value $.01 per share, as of August 1, 2003.

                               GETTY REALTY CORP.

                                      INDEX


                                                                           Page Number
                                                                           -----------
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of June 30, 2003 and
     December 31, 2002                                                          1

  Consolidated Statements of Operations for the three
     and six months ended June 30, 2003 and 2002                                2

  Consolidated Statements of Cash Flows for the
     six months ended June 30, 2003 and 2002                                    3

  Notes to Consolidated Financial Statements                                  4 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk              17

Item 4. Controls and Procedures                                                 17

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                        18

Signatures                                                                      19


                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                    June 30,      December 31,
--------------------------------------------------------------------------------------------------------------
Assets:                                                                              2003            2002
--------------------------------------------------------------------------------------------------------------
Real Estate:
   Land                                                                            $ 143,869      $ 135,372
   Buildings and improvements                                                        176,824        172,682
                                                                                   ---------      ---------
                                                                                     320,693        308,054
   Less - accumulated depreciation                                                    97,726         93,986
                                                                                   ---------      ---------
     Real estate, net                                                                222,967        214,068
Cash and equivalents                                                                  21,886         33,726
Deferred rent receivable                                                              17,932         15,116
Recoveries from state underground storage tank funds, net                             12,122         13,396
Mortgages and accounts receivable, net                                                 3,870          5,193
Prepaid expenses and other assets                                                        642            992
                                                                                   ---------      ---------
     Total assets                                                                  $ 279,419      $ 282,491
                                                                                   =========      =========

-----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-----------------------------------------------------------------------------------------------------------

Mortgages payable                                                                  $     886      $     923
Dividends payable                                                                     10,127         10,379
Accounts payable and accrued expenses                                                  9,332          9,839
Environmental remediation costs                                                       27,619         27,924
                                                                                   ---------      ---------
     Total liabilities                                                                47,964         49,065
                                                                                   ---------      ---------
Commitments and contingencies (notes 6, 7 and 9)
Shareholders' equity:
   Preferred stock, par value $.01 per share; authorized
     20,000,000 shares for issuance in series of which
     3,000,000 shares are classified as Series A Participating
     Convertible Redeemable Preferred; issued 2,822,976 at
     June 30, 2003 and 2,865,768 at December 31, 2002                                 70,574         71,644
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued  21,512,795 at June 30, 2003
     and 21,442,299 at December 31, 2002                                                 215            214
   Paid-in capital                                                                   188,018        186,664
   Dividends paid in excess of earnings                                              (27,352)       (25,096)
                                                                                   ---------      ---------
     Total shareholders' equity                                                      231,455        233,426
                                                                                   ---------      ---------
     Total liabilities and shareholders' equity                                    $ 279,419      $ 282,491
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

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
                                                   Three months ended June 30,     Six months ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                     2003            2002            2003             2002
---------------------------------------------------------------------------------------------------------------
Revenues:
   Revenues from rental properties                 $ 16,672        $ 16,802        $ 33,349         $ 33,679
   Other income, net                                    409             792             763            1,352
                                                   --------        --------        --------         --------
     Total revenues                                  17,081          17,594          34,112           35,031
                                                   --------        --------        --------         --------

Expenses:
   Rental property expenses                           2,672           3,061           5,584            6,166
   Environmental expenses, net                        2,166           1,657           3,713            3,306
   General and administrative expenses                  607           1,211           1,900            2,289
   Depreciation expense                               2,172           2,327           4,311            4,641
   Interest expense                                      33              32              66               65
                                                   --------        --------        --------         --------
     Total expenses                                   7,650           8,288          15,574           16,467
                                                   --------        --------        --------         --------
Net earnings before cumulative effect of
  accounting change                                   9,431           9,306          18,538           18,564

Cumulative effect of accounting change                    -               -            (550)               -
                                                   --------        --------        --------         --------
Net earnings                                          9,431           9,306          17,988           18,564

Preferred stock dividends                             1,253           1,272           2,525            2,544
                                                   --------        --------        --------         --------
Net earnings applicable to common shareholders     $  8,178        $  8,034        $ 15,463         $ 16,020
                                                   ========        ========        ========         ========


Net earnings per common share:
   Basic                                           $    .38        $    .37        $    .72         $    .75
   Diluted                                         $    .38        $    .37        $    .72         $    .75

Weighted average common shares outstanding:
   Basic                                             21,498          21,434          21,470           21,429
   Diluted                                           21,508          21,443          21,482           21,439

Dividends declared per share:
   Preferred                                       $ .44375        $ .44375        $ .88750         $ .88750
   Common                                          $ .41250        $ .41250        $ .82500         $ .82500


   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                 Six months ended June 30,
-----------------------------------------------------------------------------------------------------------
                                                                                    2003          2002
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                      $ 17,988      $ 18,564
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation expense                                                              4,311         4,641
   Gain on dispositions of real estate                                                (294)         (816)
   Deferred rental revenue                                                          (2,816)       (3,378)
   Accretion expense                                                                   496            --
   Cumulative effect of accounting change                                              550            --
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net                         2,746        (1,266)
   Mortgages and accounts receivable, net                                              776          (356)
   Prepaid expenses and other assets                                                   350           (68)
   Accounts payable and accrued expenses                                              (507)       (1,916)
   Environmental remediation costs                                                  (2,823)        2,368
                                                                                  --------      --------
      Net cash provided by operating activities                                     20,777        17,773
                                                                                  --------      --------

Cash flows from investing activities:
   Collections of mortgages receivable, net                                            547             7
   Property acquisitions                                                           (13,553)       (1,073)
   Capital expenditures                                                                (78)          (86)
   Proceeds from dispositions of real estate                                           715         1,641
                                                                                  --------      --------
      Net cash provided by (used in) investing activities                          (12,369)          489
                                                                                  --------      --------

Cash flows from financing activities:
   Cash dividends paid                                                             (20,496)      (20,219)
   Repayment of mortgages payable                                                      (37)          (36)
   Stock options, common and treasury stock, net                                       285           199
                                                                                  --------      --------
      Net cash used in financing activities                                        (20,248)      (20,056)
                                                                                  --------      --------

Net decrease in cash and equivalents                                               (11,840)       (1,794)
Cash and equivalents at beginning of period                                         33,726        37,523
                                                                                  --------      --------

Cash and equivalents at end of period                                             $ 21,886      $ 35,729
                                                                                  ========      ========


Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
      Interest                                                                    $     66      $     65
      Income taxes, net                                                                671           421
      Recoveries from state underground storage tank funds                            (908)       (1,878)
      Environmental remediation costs                                                3,020         3,574



   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General:

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust ("REIT") specializing in the ownership and leasing of retail motor fuel and convenience store properties as well as petroleum distribution terminals. The Company manages and evaluates its operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

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

2.  Earnings Per Common Share:

     Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 11,000 and 12,000 shares for the three and six months ended June 30, 2003, respectively, and 9,000 and 10,000 shares, respectively for the comparable prior year periods. For the three and six months ended June 30, 2003 and 2002, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the if-converted method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share.

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



                                           Three months ended          Six months ended
                                                 June 30,                   June 30,
                                           ----------------------------------------------
                                              2003        2002         2003        2002
                                           ----------------------------------------------
Net earnings, as reported                  $  9,431    $ 9,306     $17,988     $ 18,564
Add: Stock-based employee compensation
  expense included in reported net
  earnings                                       -- (*)     --          -- (*)       --
Deduct: Total stock-based employee
  compensation expense using the fair
  value method                                   33         31          66           61
                                           --------------------------------------------
Pro-forma net earnings                     $  9,398    $ 9,275     $17,922     $ 18,503
                                           ============================================
Net earnings per common share:
As reported                                $    .38    $   .37     $   .72     $    .75
Pro-forma                                  $    .38    $   .37     $   .72     $    .75



(*) There were no stock options granted during the three and six months ended
    June 30, 2003.


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

5.  Shareholders' Equity:

     A summary of the changes in shareholders' equity for the six months ended June 30, 2003 is as follows (in thousands, except per share amounts):


                                                                                                     Dividends
                                       Preferred Stock           Common Stock                         Paid In
                                   ---------------------------------------------      Paid-in       Excess Of
                                     Shares      Amount         Shares    Amount      Capital        Earnings       Total
                                   -----------------------------------------------------------------------------------------
Balance, December 31, 2002          2,866      $  71,644       21,442    $   214     $ 186,664     $ (25,096)     $ 233,426
Net earnings                                                                                          17,988         17,988
Cash dividends declared:
  Common     -- $.8250 per share                                                                     (17,719)       (17,719)
  Preferred  -- $.8875 per share                                                                      (2,525)        (2,525)

Preferred stock conversion            (43)        (1,070)          49                    1,070                          --
Stock options                                                      22          1           284                          285
                                   ----------------------------------------------------------------------------------------
Balance, June 30, 2003              2,823      $  70,574       21,513    $   215     $ 188,018     $ (27,352)     $ 231,455
                                   ========================================================================================

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

     The Company leases 970 of its 1,043 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under the master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest integrated oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

     The Master Lease is a "triple-net" lease, with Marketing responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. In general, Marketing remains responsible for any violations of non-environmental laws that existed prior to the time of the amendment of the Master Lease. The Company also has agreed to indemnify Marketing for certain violations. The Company's indemnification responsibility for certain violations is capped at $1.375 million and expired in December 2002, unless curing of any violation commenced prior to such date. The Company has agreed to indemnify Marketing for certain pre-existing environmental conditions at six terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. The Company's indemnification responsibility for certain pre-existing environmental conditions at the six terminals is capped at $4.25 million and expires in December 2010. The Company has not accrued a liability for these indemnification agreements since it is uncertain that any significant amounts will be required to be paid under the agreements. Under the Master Lease, the Company also continues to have additional ongoing environmental remediation obligations for 306 scheduled properties as of June 30, 2003 (see note 7).

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. These matters are not expected to have a material adverse effect on the Company's financial condition or results of operations.

     Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2003 and December 31, 2002, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $1,090,000 and $1,602,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off of the Marketing business. During the three months ended June 30, 2003, the insurance loss reserves were reduced by $500,000. The Company's consolidated statements of operations for the three and six months ended June 30, 2003 included charges (credits) of $(373,000) and $(252,000), respectively, and $160,000 and $282,000, respectively, for the comparable prior year periods, for general and administrative insurance expense. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

7. Environmental Remediation Costs:

     The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the three and six months ended June 30, 2003, net environmental expenses included in the Company's consolidated statements of operations were $2,166,000 and $3,713,000, respectively, and $1,657,000 and $3,306,000, respectively, for the comparable prior year period, which amounts were net of estimated net recoveries from state UST remediation funds.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2003, the Company has remediation action plans in place for 351 (88%) of the 397 properties for which it retained environmental responsibility. Forty-seven properties (12%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

     As of June 30, 2003 and January 1, 2003, the Company had accrued $27,619,000 and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2003 and January 1, 2003, the Company had also recorded $12,122,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15,078,000 as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $248,000 and $496,000 of accretion expense is included in environmental expenses for the quarter and six months ended June 30, 2003, respectively. Environmental expenditures were $3,020,000 and recoveries from underground storage tank funds were $908,000 for the six months ended June 30, 2003.

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

8. Property Acquisitions:

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

9. Subsequent Event:

     On August 8, 2003, the Board of Directors approved the redemption of all 2,822,976 outstanding shares of Series A Participating Convertible Redeemable Preferred Stock ("Preferred Stock") on September 24, 2003. Holders of Preferred Stock will receive $25.00 plus accrued mandatory dividends of $.27118 for each share of Preferred Stock that is redeemed.

     Holders of Preferred Stock, in lieu of redemption, may exercise their right to convert each share into 1.1312 shares of Getty Realty Corp. Common Stock. Holders of Preferred Stock who elect to convert their shares to Common Stock, prior to the close of business on September 24, 2003, and who are holders of record of the Common Stock on September 25, 2003, will receive the $.4250 per share Common Stock dividend declared on August 8, 2003. Members of the Board of Directors holding Preferred Stock have advised the Company that they intend to convert all of their Preferred Stock into shares of Common Stock prior to September 24, 2003. Collectively, such Directors beneficially own approximately 40% of the outstanding shares of Preferred Stock, which would be converted into approximately 1,295,000 shares of Common Stock. The Company anticipates that a significant number of holders of Preferred Stock will exercise their right to convert their Preferred Stock into Common Stock prior to redemption.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     General

     We are a real estate company specializing in the ownership and leasing of retail motor fuel, convenience store properties and petroleum distribution terminals. We lease 970 of our 1,043 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

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

     Results of Operations - Quarter ended June 30, 2003 compared with the quarter ended June 30, 2002

     Net earnings for the three months ended June 30, 2003 were $9.4 million as compared with $9.3 million for the comparable prior year period. Diluted earnings per common share for the three months ended June 30, 2003 were $.38, as compared with $.37 for the comparable prior year period.

     Revenues from rental properties for the three months ended June 30, 2003 and 2002 were $16.7 million and $16.8 million, respectively. Approximately $14.7 million and $14.5 million of these rentals received in the three months ended June 30, 2003 and 2002 were from properties leased to Marketing under the Master Lease. In addition, revenues from rental properties include $1.4 million and $1.7 million of deferred rental revenue recognized in the three months ended June 30, 2003 and 2002, respectively, as required by generally accepted accounting principles ("GAAP"), related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due.

     Other income was $0.4 million for the three months ended June 30, 2003 as compared with $0.8 million for the three months ended June 30, 2002. The $0.4 million decrease was primarily due to reduced gains on the dispositions of properties recorded in the current period.

     Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.7 million for the three months ended June 2003, a decrease of $0.4 million from the three months ended June 30, 2002. The decrease was primarily due to a reduction in rent expense as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003.

     Environmental expenses for the three months ended June 30, 2003 were $2.2 million, an increase of $0.5 million from the three months ended June 30, 2002. Environmental expenses for the quarter ended June 30, 2003 include $1.1 million for the net change in estimated environmental costs, a $0.3 million decrease from the prior period. The decrease in the change in estimated environmental costs was partially offset by accretion expense of $0.2 million recorded in the current quarter due to the increase in present value resulting from the passage of time of the net environmental liability recorded as of January 1, 2003. In addition, the increase in environmental expenses resulted primarily from approximately $0.6 million of higher legal fees and environmental litigation expenses. (See "Environmental Matters" below).

     General and administrative expenses for the three months ended June 30, 2003 $0.6 million, a decrease of $0.6 million from the three months ended June 30, 2002. The decrease was primarily caused by a $0.5 million reduction in insurance loss reserves that were established under the Company's self-funded insurance program that was terminated in 1997.

     Depreciation and amortization for the three months ended June 30, 2003 was $2.2 million, a decrease of $0.1 million from the three months ended June 30 2002, as a result of certain assets becoming fully depreciated and dispositions of properties.

     Results of Operations - Six Months Ended June 30, 2003 compared with the six months ended June 30, 2002

     Net earnings before cumulative effect of accounting change for the six months ended June 30, 2003 were $18.5 million as compared with $18.6 million for the comparable prior year period. Diluted earnings per common share for the six months ended June 30, 2003 were $0.72, as compared with $0.75 for the comparable prior year period.

     Revenues from rental properties for the six months ended June 30, 2003 and 2002 were $33.3 million and $33.7 million, respectively. Approximately $29.4 million and $29.1 million of these rentals received in the six months June 30, 2003 and 2002 were from properties leased to Marketing under the Master Lease. In addition, revenues from rental properties include $2.8 million and $3.4 million of deferred rental revenue recognized in the six months ended June 30, 2003 and 2002, respectively.

     Other income was $0.8 million for the six months ended June 30, 2003 as compared with $1.4 million for the six months ended June 30, 2002. The $0.6 million decrease was primarily due to reduced gains on the dispositions of properties recorded in the current period.

     Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $5.6 million for the six months ended June 2003, a decrease of $0.6 million from the six months ended June 30, 2002. The decrease was primarily due to a reduction in rent expense as a result of exercise of lease purchase options, including the purchase of 41 properties in May 2003.

     Environmental expenses for the six months ended June 30, 2003 were $3.7 million, an increase of $0.4 million from the six months ended June 30, 2002. Environmental expenses for the six months ended June 30, 2003 include $2.0 million for the net change in estimated environmental costs, a $0.8 million decrease from the prior period. The decrease in the change in estimated environmental costs was offset by accretion expense of $0.5 million recorded in the current period. In addition, the increase in environmental expenses resulted primarily from approximately $0.6 million of higher legal fees and environmental litigation expenses recorded during the second quarter of 2003. (See "Environmental Matters" below).

     General and administrative expenses for the six months ended June 30, 2003 were $1.9 million, a decrease of $0.4 million from the six months ended June 30, 2002. The decrease was primarily due to a $0.5 million reduction in insurance loss reserves that were established under the Company's self-funded insurance program that was terminated in 1997.

     Depreciation and amortization for the six months ended June 30, 2003 was $4.3 million, a decrease of $0.3 million from the six months ended June 30, 2002, as a result of certain assets becoming fully depreciated and dispositions of properties.

     The cumulative effect of accounting change recorded for the six months ended. June 30, 2003 is due to the adoption of Statement of Financial Accounting Standards No. ("SFAS") 143 effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million. (See "Environmental Matters" below).

     Liquidity and Capital Resources

     Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, as well as any preferred stock redemption payments required as described below, can be met by cash flows from operations, available cash and equivalents and the credit line. As of June 30, 2003, we had a line of credit amounting to $25.0 million, of which $0.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal in June 2004 at the discretion of the bank.

     On August 8, 2003, the Board of Directors approved the redemption of all 2,822,976 shares of outstanding Series A Participating Convertible Redeemable Preferred Stock ("Preferred Stock") on September 24, 2003. Holders of Preferred Stock will receive $25.00 plus accrued mandatory dividends of $.27118 for each share of Preferred Stock that is redeemed.

     Holders of Preferred Stock, in lieu of redemption, may exercise their right to convert each share into 1.1312 shares of Getty Realty Corp. Common Stock. Holders of Preferred Stock who elect to convert their shares to Common Stock, prior to the close of business on September 24, 2003, and who are holders of record of the Common Stock on September 25, 2003, will receive the $.4250 per share Common Stock dividend declared on August 8, 2003. Members of the Board of Directors holding Preferred Stock have advised us that they intend to convert all of their Preferred Stock into shares of Common Stock prior to September 24, 2003. Collectively, such Directors beneficially own approximately 40% of the outstanding shares of Preferred Stock, which would be converted into approximately 1,295,000 shares of Common Stock. We anticipate that a significant number of holders of Preferred Stock will exercise their right to convert their Preferred Stock into Common Stock prior to redemption.

     We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4250 per quarter ($1.70 per share on an annual basis), and commenced doing so with the quarterly dividend declared in August 2003. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. We declared cash common and preferred stock dividends of $.4125 and $.44375 per share, respectively, during each of the first two quarters in 2003 and 2002. These dividends aggregated $20.2 million for the six months ended June 30, 2003 and 2002.

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

     Capital expenditures, principally acquisitions, were $13.6 million for the six months ended June 30, 2003.

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

     Revenue recognition--we earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen-year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $17.9 million recorded as of June 30, 2003 will be collected when due, in accordance with the 2% annual rent escalations provided for in the Master Lease. Accordingly, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term or if Marketing fails to make its contractual lease payments.

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

     Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring and governmental agency reporting incurred in connection with contaminated properties. In prior periods, a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the six months ended June 30, 2003 and June 30, 2002, net environmental expenses included in our consolidated statements of operations amounted to $3.7 million and $3.3 million, respectively, which amounts were net of estimated net recoveries from state UST remediation funds.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2003, we have remediation action plans in place for 351 (88%) of the 397 properties for which we retained environmental responsibility. Forty-seven properties (12%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

     As of June 30, 2003 and January 1, 2003, we had accrued $27.6 million and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2003 and January 1, 2003, we had also recorded $12.1 million and $14.3 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15.1 million as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.5 million of accretion expense is included in environmental expenses for the six months ended June 30, 2003. Environmental expenditures and recoveries from underground storage tank funds were $3.0 million and $0.9 million, respectively, for the six months ended June 30, 2003. During 2003, we estimate that our net environmental remediation spending will be approximately $6.5 million and our business plan for 2003 reflects a net change in estimated remediation costs of approximately $5.0 million.

     In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

     Item 4. Controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

      Designation of Exhibit
     in this Quarterly Report
        on Form 10-Q               Description of Exhibit
     ------------------------      ----------------------

              31                   Certifications of Chief Executive Officer
                                     and Chief Financial Officer pursuant to
                                     Section 302 of Sarbanes-Oxley Act of 2002
              32                   Certification of Chief Executive Officer
                                     and Chief Financial Officer pursuant to
                                     18 U.S.C.ss.1350 (*)

     (*) These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. ss. 1350, and are not being filed for purposes of
     Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b) Reports filed on Form 8-K:

     On August 11, 2003, the Company announced its earnings for the quarter and six months ended June 30, 2003, which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K.

     Also on August 11, 2003, the Company announced that its Board of Directors approved the redemption of all outstanding shares of Preferred Stock and declared certain dividends. The press release related thereto was filed under Item 5 "Other Events" on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)


Dated:  August 12, 2003                        BY:  /s/  Thomas J. Stirnweis
                                                  -----------------------------
                                                          (Signature)
                                                   THOMAS J. STIRNWEIS
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer


Dated:  August 12, 2003                        BY: /s/ Leo Liebowitz
                                                  ------------------------------
                                                          (Signature)
                                                   LEO LIEBOWITZ
                                                   President and Chief Executive
                                                   Officer