Form 10-Q
period 2003-09-30
GETTY REALTY CORP /MD/
filed 2003-11-06
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

                         125 JERICHO TURNPIKE, SUITE 103
                            JERICHO, NEW YORK 11753
                            -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Registrant had outstanding 24,655,375 shares of Common Stock, par value $.01 per share, as of September 30, 2003.

                               GETTY REALTY CORP.

                                      INDEX

                                                                         Page Number
                                                                         -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Balance Sheets as of September 30, 2003 and
   December 31, 2002                                                          1

 Consolidated Statements of Operations for the three
   and nine months ended September 30, 2003 and 2002                          2

 Consolidated Statements of Cash Flows for the
   nine months ended September 30, 2003 and 2002                              3

 Notes to Consolidated Financial Statements                                 4 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                            18 - 19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   22

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                             September 30,      December 31,
                                                                                  2003             2002
                                                                             --------------    --------------
Assets:

Real Estate:
   Land                                                                      $     143,865     $     135,372
   Buildings and improvements                                                      176,591           172,682
                                                                             -------------     -------------
                                                                                   320,456           308,054
   Less - accumulated depreciation                                                 (99,497)          (93,986)
                                                                             -------------     -------------
     Real estate, net                                                              220,959           214,068
Cash and equivalents                                                                21,310            33,726
Deferred rent receivable                                                            19,341            15,116
Recoveries from state underground storage tank funds, net                           10,613            13,396
Mortgages and accounts receivable, net                                               3,446             5,193
Prepaid expenses and other assets                                                      703               992
                                                                             -------------     -------------
     Total assets                                                            $     276,372     $     282,491
                                                                             =============     =============

Liabilities and Shareholders' Equity:

Environmental remediation costs                                              $      26,795     $      27,924
Dividends payable                                                                   10,479            10,379
Accounts payable and accrued expenses                                                9,080             9,839
Mortgages payable                                                                      865               923
                                                                             -------------     -------------
     Total liabilities                                                              47,219            49,065
                                                                             -------------     -------------

Commitments and contingencies (Notes 6 and 7)
Shareholders' equity:
   Preferred stock, par value $.01 per share; authorized 20,000,000 shares for issuance in series of which 3,000,000 shares are classified as Series A Participating Convertible Redeemable
     Preferred; issued 2,865,768 at December 31, 2002                                    -            71,644
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued 24,655,375 at September 30, 2003
     and 21,442,299 at December 31, 2002                                               247               214
   Paid-in capital                                                                 257,282           186,664
   Dividends paid in excess of earnings                                            (28,376)          (25,096)
                                                                             -------------     -------------
     Total shareholders' equity                                                    229,153           233,426
                                                                             -------------     -------------
     Total liabilities and shareholders' equity                              $     276,372     $     282,491
                                                                             =============     =============

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                             Three months ended September 30,     Nine months ended September 30,
                                             --------------------------------     -------------------------------
                                                    2003         2002                   2003          2002
                                                  --------     --------               --------      --------
Revenues:
  Revenues from rental properties                 $ 16,676     $ 16,746               $ 50,025      $ 50,425
  Other income, net                                    475          637                  1,238         1,989
                                                  --------     --------               --------      --------
   Total revenues                                   17,151       17,383                 51,263        52,414
                                                  --------     --------               --------      --------
Expenses:
  Rental property expenses                           2,573        2,885                  8,157         9,051
  Environmental expenses, net                        1,868        2,351                  5,581         5,657
  General and administrative expenses                1,128          965                  3,028         3,254
  Depreciation expense                               2,083        2,174                  6,394         6,815
  Interest expense                                      32           35                     98           100
                                                  --------     --------               --------      --------
   Total expenses                                    7,684        8,410                 23,258        24,877
                                                  --------     --------               --------      --------
Net earnings before cumulative effect of
  accounting change                                  9,467        8,973                 28,005        27,537

Cumulative effect of accounting change                   -            -                   (550)            -
                                                  --------     --------               --------      --------
Net earnings                                         9,467        8,973                 27,455        27,537

Preferred stock dividends                               13        1,272                  2,538         3,816
                                                  --------     --------               --------      --------
Net earnings applicable to common
  shareholders                                    $  9,454     $  7,701               $ 24,917      $ 23,721
                                                  ========     ========               ========      ========
Net earnings per common share:
  Basic                                           $    .38     $    .36               $   1.11      $   1.11
  Diluted                                         $    .38     $    .36               $   1.11      $   1.11

Weighted average common shares outstanding:
  Basic                                             24,703       21,441                 22,530        21,433
  Diluted                                           24,726       21,450                 22,546        21,443

Dividends declared per share:
  Preferred                                       $ .27118     $ .44375               $1.15868      $1.33125
  Common                                          $ .42500     $ .41250               $1.25000      $1.23750

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                        2003          2002
                                                                      --------      --------
Cash flows from operating activities:
Net earnings                                                          $ 27,455      $ 27,537
Adjustments to reconcile net earnings to
net cash provided by operating activities:
  Depreciation expense                                                   6,394         6,815
  Deferred rental revenue                                               (4,225)       (5,053)
  Gain on dispositions of real estate                                     (625)       (1,178)
  Accretion expense                                                        743             -
  Cumulative effect of accounting change                                   550             -
Changes in assets and liabilities:
  Recoveries from state underground storage tank funds, net              4,516        (1,255)
  Mortgages and accounts receivable, net                                   440        (1,364)
  Prepaid expenses and other assets                                        289          (321)
  Environmental remediation costs                                       (4,155)        2,969
  Accounts payable and accrued expenses                                   (759)       (1,429)
                                                                      --------      --------
    Net cash provided by operating activities                           30,623        26,721
                                                                      --------      --------
Cash flows from investing activities:
  Collections of mortgages receivable, net                               1,307           406
  Property acquisitions and capital expenditures                       (13,786)       (1,856)
  Proceeds from dispositions of real estate                              1,126         2,940
                                                                      --------      --------
    Net cash provided by (used in) investing activities                (11,353)        1,490
                                                                      --------      --------
Cash flows from financing activities:
  Cash dividends paid                                                  (30,635)      (30,334)
  Repayment of mortgages payable                                           (58)          (54)
  Stock options, common and treasury stock, net                            231           210
  Preferred stock redemption and conversion                             (1,224)            -
                                                                      --------      --------
    Net cash used in financing activities                              (31,686)      (30,178)
                                                                      --------      --------
Net decrease in cash and equivalents                                   (12,416)       (1,967)
Cash and equivalents at beginning of period                             33,726        37,523
                                                                      --------      --------
Cash and equivalents at end of period                                 $ 21,310      $ 35,556
                                                                      ========      ========
Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
    Interest                                                          $     98      $    100
    Income taxes, net                                                      811         1,200
    Recoveries from state underground storage tank funds                (1,583)       (2,618)
    Environmental remediation costs                                      4,467         5,551

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

2. Earnings Per Common Share:

         Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2003 gives effect to conversion of Series A Participating Convertible Redeemable Preferred stock into 3,186,000 shares of common stock as if the conversion had occurred at the beginning of the period (see Note 5). For the nine months ended September 30, 2003 and the three and nine months ended September 30, 2002, conversion of the preferred shares utilizing the two class method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share. Diluted earnings per common share gives effect to the potential dilution from the exercise of stock options in the amount of 23,000 and 16,000 shares for the three and nine months ended September 30, 2003, respectively, and 9,000 and 10,000 shares, respectively for the comparable prior year periods.

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

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                --------------------------------   -------------------------------
                                                                        2003        2002                  2003        2002
                                                                      -------     -------               -------     --------
Net earnings, as reported                                             $ 9,467     $ 8,973               $27,455     $ 27,537

Add: Stock-based employee
  compensation expense included in
  reported net earnings                                                     -(*)        -                     -(*)         -

Deduct: Total stock-based employee
  compensation expense using the
  fair value method                                                        33          31                    99           92
                                                                      -------     -------               -------     --------
Pro-forma net earnings                                                $ 9,434     $ 8,942               $27,356     $ 27,445
                                                                      =======     =======               =======     ========

Net earnings per common share:

As reported                                                           $   .38     $   .36               $  1.11     $   1.11

Pro-forma                                                             $   .38     $   .36               $  1.11     $   1.11

(*) There were no stock options granted during the three and nine months ended September 30, 2003.

4. Cumulative Effect of Accounting Change:

         In September 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recognized at their fair value in the period when incurred if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Due to the adoption of SFAS 143 effective January 1, 2003, accrued environmental remediation costs and recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $550,000. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Prior to the adoption of SFAS 143 generally accepted accounting principles required that if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component. Historically, such accruals were not adjusted for inflation or discounted to present value.

5. Shareholders' Equity:

         A summary of the changes in shareholders' equity for the nine months ended September 30, 2003 is as follows (in thousands, except per share amounts):

                                                                                          Dividends
                                         Preferred Stock       Common Stock                Paid In
                                        ------------------------------------   Paid-in    Excess Of
                                        Shares    Amount     Shares   Amount   Capital     Earnings     Total
                                        ------   -------    -------   ------   --------   ---------   -------
Balance, December 31, 2002               2,866   $71,644     21,442   $  214   $186,664   $ (25,096)  $233,426
Net earnings                                                                                 27,455     27,455
Cash dividends declared:
  Common-$1.25 per share                                                                    (28,197)   (28,197)
  Preferred -$1.15868 per share                                                              (2,538)    (2,538)
Preferred stock redemption
  and conversion                        (2,866)  (71,644)     3,186       32     70,388                 (1,224)
Stock options                                                    27        1        230                    231
                                        ------   -------    -------   ------   --------   ---------   -------
Balance, September 30, 2003                  -   $     -    $24,655   $  247   $257,282   $ (28,376)  $229,153
                                        ======   =======    =======   ======   ========   =========   ========

         In August 2003, The Company notified holders of the Series A Participating Convertible Redeemable Preferred Stock that the Preferred Stock would be redeemed on September 24, 2003 for $25.00 per share plus a mandatory redemption dividend of $0.27118 per share. Prior to the redemption date, shareholders of 98% of the Preferred Stock exercised their right to convert 2,816,919 shares of Preferred Stock into 3,186,355 shares of Common Stock at the conversion rate of 1.1312 shares of Common Stock for each share of Preferred Stock so converted, and received cash in lieu of fractional shares of Common Stock. The remaining 48,849 shares of the outstanding Preferred Stock were redeemed for an aggregate amount, including accrued dividends through the call date, of approximately $1,234,000. The Preferred Stock has ceased accruing dividends and trading on the NYSE.

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

         The Company leases 969 of its 1,042 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under the master lease entered into on February 1, 1997 and amended and restated effective December 9, 2000 (the "Master Lease"). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest integrated oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

         The Master Lease is a "triple-net" lease, with Marketing responsible for the payment of all taxes, maintenance, repair, insurance and other operating expenses. In general, Marketing remains responsible for any violations of non-environmental laws. The Company had agreed to indemnify Marketing for certain of these violations. This indemnification obligation expired in December 2002. The Company has had ongoing discussions with Marketing regarding the allocation of responsibility for certain capital and other one-time expenditures related to specific properties, the resolution of which is not expected to have a material adverse effect on the Company's financial condition or results of operations.

         Under the Master Lease, the Company continues to have additional ongoing environmental remediation obligations for 292 scheduled properties as of September 30, 2003 (see Note 7). The Company has also agreed to indemnify Marketing for certain pre-existing environmental conditions at nine terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing condition, Marketing and the Company will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses in excess of $10.0 million. The Company's indemnification responsibility for certain pre-existing environmental conditions at the nine terminals is capped at $4.25 million and expires in December 2010. The Company has not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

         The Company is subject to various legal proceedings and claims which arises in the ordinary course of its business, including environmental matters. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. These matters are not expected to have a material adverse effect on the Company's financial condition or results of operations.

         In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that it is one of approximately 60 potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

         In October 2003, the Company was notified that it was made party to various cases in New York and Connecticut brought by local water providers or agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, as defendants. The accuracy of the allegations as to the Company, the Company's defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.


         Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2003 and December 31, 2002, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $839,000 and $1,602,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off of the Marketing business. The Company's consolidated statements of operations for the three and nine months ended September 30, 2003 include, in general and administrative expenses, charges (credits) of $147,000 and $(105,000), respectively, and $144,000 and $426,000, respectively, for the comparable prior year periods. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

7. Environmental Remediation Costs:

         The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the three and nine months ended September 30, 2003, net environmental expenses included in the Company's consolidated statements of operations were $1,868,000 and $5,581,000, respectively, and $2,351,000 and $5,657,000, respectively, for the comparable prior year periods, which amounts were net of estimated net recoveries from state UST remediation funds.

         Under the Master Lease with Marketing, and in accordance with its leases with its other tenants, the Company agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner, and thereafter transfer all future environmental risks to its tenants. Generally, upon achieving Closure at each individual property, the Company's environmental liability under its lease for that property will be satisfied and future remediation obligations will be the tenant's responsibility. The Company has agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

         The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination for each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates when such recoveries are considered probable. Prior to the adoption of SFAS 143, effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range had been accrued for that cost component rather than the estimated fair value currently required under SFAS 143.

         Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2003, the Company has remediation action plans in place for 345 (89%) of the 386 properties for which it retained environmental responsibility. Forty-one properties (11%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

         As of September 30, 2003 and January 1, 2003, the Company had accrued $26,795,000 and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2003 and January 1, 2003, the Company had also recorded $10,613,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15,078,000 as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $247,000 and $743,000 of accretion expense is included in environmental expenses for the quarter and nine months ended September 30, 2003, respectively. Environmental expenditures were $4,467,000 and recoveries from underground storage tank funds were $1,583,000 for the nine months ended September 30, 2003.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         We are a real estate investment trust specializing in the ownership and leasing of retail motor fuel, convenience store properties and petroleum distribution terminals. We lease 969 of our 1,042 properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing"), which was spun-off to our stockholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

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

Results of Operations - Quarter ended September 30, 2003 compared with the quarter ended September 30, 2002

         Net earnings for the three months ended September 30, 2003 were $9.5 million as compared with $9.0 million for the comparable prior year period. Diluted earnings per common share for the three months ended September 30, 2003 were $0.38, as compared with $0.36 for the comparable prior year period.

         Revenues from rental properties for the three months ended September 30, 2003 and 2002 were $16.7 million. Approximately $14.7 million and $14.5 million of these rentals received in the three months ended September 30, 2003 and 2002, respectively, were from properties leased to Marketing under the Master Lease. In addition, revenues from rental properties include $1.4 million and $1.7 million of deferred rental revenue recognized in the three months ended September 30, 2003 and 2002, respectively, as required by generally accepted accounting principles ("GAAP"), related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due.

         Other income was $0.5 million for the three months ended September 30, 2003 and was comparable to $0.6 million for the three months ended September 30, 2002.

         Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.6 million for the three months ended September 2003, a decrease of $0.3 million from the three months ended September 30, 2002. The decrease was primarily due to a reduction in rent expense as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003.

         Environmental expenses for the three months ended September 30, 2003 were $1.9 million a decrease of $0.5 million from the three months ended September 30, 2002. Environmental expenses for the quarter ended September 30, 2003 include $1.2 million for the net change in estimated environmental costs, a $0.6 million decrease from the prior period. The net change in estimated environmental costs for 2003 is due primarily to reductions in recoveries from state underground storage tank remediation funds. The decrease in the change in estimated environmental costs was partially offset by accretion expense of $0.2 million recorded in the current quarter due to the increase in present value, resulting from the passage of time, of the net environmental liability recorded as of January 1, 2003.

         General and administrative expenses for the three months ended September 30, 2003 were $1.1 million and were comparable to $1.0 million for the three months ended September 30, 2002.

         Depreciation and amortization for the three months ended September 30, 2003 was $2.1 million and was comparable to $2.2 million for the three months ended September 30, 2002.

Results of Operations - Nine Months Ended September 30, 2003 compared with the nine months ended September 30, 2002

         Net earnings before cumulative effect of accounting change for the nine months ended September 30, 2003 and 2002 were $27.5 million. Diluted earnings per common share for the nine months ended September 30, 2003 and 2002 were $1.11.

         Revenues from rental properties for the nine months ended September 30, 2003 and 2002 were $50.0 million and $50.4 million, respectively. Approximately $44.0 million and $43.6 million of these rentals received in the nine months September 30, 2003 and 2002, respectively, were from properties leased to Marketing under the Master Lease. In addition, revenues from rental properties include $4.2 million and $5.1 million of deferred rental revenue recognized in the nine months ended September 30, 2003 and 2002, respectively.

         Other income was $1.2 million for the nine months ended September 30, 2003 as compared with $2.0 million for the nine months ended September 30, 2002. The $0.8 million decrease was primarily due to reduced gains on the dispositions of properties recorded in the current period.

         Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $8.2 million for the nine months ended September 2003, a decrease of $0.9 million from the nine months ended September 30, 2002. The decrease was primarily due to a reduction in rent expense as a result of exercise of lease purchase options, including the purchase of 41 properties in May 2003.

         Environmental expenses for the nine months ended September 30, 2003 were $5.6 million and were comparable to $5.7 million for the nine months ended September 30, 2002. Environmental expenses for the nine months ended September 30, 2003 include $3.2 million for the net change in estimated environmental costs, a $1.4 million decrease from the prior period. The net change in estimated environmental costs for 2003 is due primarily to reductions in recoveries from state underground storage tank remediation funds. The decrease in the change in estimated environmental costs was partially offset by accretion expense of $0.7 million recorded in the current period. In addition, the increase in environmental expenses resulted from approximately $0.6 million of higher legal fees and environmental litigation expenses.

         General and administrative expenses for the nine months ended September 30, 2003 were $3.0 million, a decrease of $0.2 million from the nine months ended September 30, 2002. The decrease was primarily due to a $0.5 million reduction in insurance loss reserves that were established under the Company's self-funded insurance program that was terminated in 1997.

         Depreciation and amortization for the nine months ended September 30, 2003 was $6.4 million, a decrease of $0.4 million from the nine months ended September 30, 2002, as a result of certain assets becoming fully depreciated and dispositions of properties partially offset by acquisitions of properties.

         The cumulative effect of accounting change recorded for the nine months ended September 30, 2003 is due to the adoption of Statement of Financial Accounting Standards No. ("SFAS") 143 effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million. (see "Environmental Matters" below).

Liquidity and Capital Resources

         Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and our short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of September 30, 2003, we had a line of credit amounting to $25.0 million, of which $0.3 million was utilized in connection with outstanding letters of credit. Borrowings under the lines of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal in June 2004 at the discretion of the bank.

         In August 2003, we notified holders of Series A Participating Convertible Redeemable Preferred stock that the Preferred Stock would be redeemed on September 24, 2003 for $25.00 per share plus a mandatory redemption dividend of $0.27118 per share. Prior to the redemption date, shareholders of 98% of the Preferred Stock exercised their right to convert 2,816,919 shares of Preferred Stock into 3,186,355 shares of Common Stock at the conversion rate of
1.1312 shares of Common Stock for each share of Preferred Stock so converted, and received cash in lieu of fractional shares of Common Stock. The remaining 48,849 shares of the outstanding Preferred Stock were redeemed for an aggregate amount, including accrued dividends through the call date, of approximately $1,234,000. The Preferred Stock has ceased accruing dividends and trading on the NYSE.

         We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4250 per quarter ($1.70 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended September 30, 2003. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. We declared quarterly cash common stock dividends of $0.4125 per share for each of the first two quarters of 2003 and the first three quarters of 2002. In addition to the mandatory redemption dividend of $0.27118 per share of preferred stock redeemed and not converted, we declared quarterly cash preferred stock dividends of $0.44375 for each of the first two quarters of 2003 and the first three quarters of 2002. These dividends aggregated $30.7 million and $30.3 million for the nine months ended September 30, 2003 and 2002.

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

         Property acquisitions and capital expenditures were $13.8 million for the nine months ended September 30, 2003.

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

         Revenue recognition--we earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing on the straight-line method, which effectively recognizes contractual lease payments evenly over the initial fifteen-year term of the lease. A critical assumption in applying this accounting method is that the tenant will make all contractual lease payments during the initial lease term and that the deferred rent receivable of $19.3 million recorded as of September 30, 2003 will be collected when due, in accordance with the 2% annual rent escalations provided for in the Master Lease. Accordingly, we may be required to reverse a portion of the recorded deferred rent receivable if it becomes apparent that a property will be disposed of before the end of the initial lease term or if Marketing fails to make its contractual lease payments.

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

Environmental Matters

         We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Currently, environmental expenses are principally attributable to remediation, monitoring and governmental agency reporting incurred in connection with contaminated properties. In prior periods, a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the nine months ended September 30, 2003 and September 30, 2002, net environmental expenses included in our consolidated statements of operations amounted to $5.6 million and $5.7 million, respectively, which amounts were net of estimated net recoveries from state UST remediation funds.

         Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to regulatory or contractual closure ("Closure") in an economical manner and, thereafter, transfer all future environmental risks to our tenants. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We have agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. We will continue to seek reimbursement recoveries from certain state UST remediation funds related to these environmental expenditures where available.

         We have also agreed to provide limited environmental indemnification to Marketing for pre-existing environmental conditions at nine terminals owned by us. Under the indemnification agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses in excess of $10.0 million. Our indemnification responsibility under this agreement is capped at $4.25 million and expires in December 2010. We have not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

         The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination for each property. Recoveries of environmental costs from state underground storage tank remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates when such recoveries are considered probable. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Prior to the adoption of SFAS 143 effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component rather than the estimated fair value currently required under SFAS 143.

         Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination including the potential impact of the contamination and the surrounding geology, the quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2003, we have remediation action plans in place for 345 (89%) of the 386 properties for which we retained environmental responsibility. Forty-one properties (11%) remain in the assessment phase, which when completed will likely result in a change in estimate for those properties.

         As of September 30, 2003 and January 1, 2003, we had accrued $26.8 million and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2003 and January 1, 2003, we had also recorded $10.6 million and $14.3 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15.1 million as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.7 million of accretion expense is included in environmental expenses for the nine months ended September 30, 2003. Environmental expenditures and recoveries from underground storage tank funds were $4.5 million and $1.6 million, respectively, for the nine months ended September 30, 2003. During 2003, we estimate that our net environmental remediation spending will be approximately $4.1 million and our business plan for 2003 reflects a net change in estimated remediation costs of approximately $5.0 million.

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

         In September 2003, we were notified by the State of New Jersey Department of Environmental Protection that we are one of approximately 60 potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

         In October 2003, we were notified that we were made party to various cases in New York and Connecticut brought by local water providers or agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, as defendants. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In April 2003, the State of Maine Department of Environmental Protection made a demand on us to reimburse the State approximately $672,660 for costs expended to remediate a gasoline discharge that occurred at a service station in 1988. In July 2003, we wrote to the State stating that we do not believe that we are the party responsible for the discharge. The matter was referred to the Office of the Attorney General for enforcement and in October 2003 we met with the State and the Office of the Attorney General to discuss the State's basis for its reimbursement claim and our defense to such claim. To date, the Office of the Attorney General has not commenced any action to enforce the State's claim for reimbursement.

         In July 2003, the State of Maine Department of Environmental Protection made a demand on us to reimburse the State approximately $203,300 for costs expended to remediate a gasoline discharge that occurred at a service station in the late 1980s. We reviewed the State's file in September 2003 and, at this time, we are uncertain as to our responsibility for the discharge and reimbursement claimed by the State. To date, we have not received any notice of any referral of the claim to the Office of the Attorney General for enforcement.

         In September 2003, the State of New Jersey Department of Environmental Protection, served us, along with approximately 60 other companies, with a Directive and Notice to Insurers, to assess natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River, provide interim compensatory restoration and to provide assurance that the cleanup and removal of the discharges will be performed in a timely and proper fashion. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. This proceeding is in its initial stages and we are evaluating our options with respect to this matter.

         In October 2003, we were made a party to several lawsuits brought by water suppliers in Nassau County, NY and East Hampton, CT. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, as defendants. The accuracy of the allegations as to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. We will vigorously defend these matters.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

 Designation of Exhibit
 in this Quarterly Report
      on Form 10-Q                Description of Exhibit
      ------------                ----------------------
           31                     Certifications of Chief Executive Officer and Chief
                                     Financial Officer pursuant to Section 302 of Sarbanes-
                                     Oxley Act of 2002

           32                     Certifications of Chief Executive Officer and Chief
                                     Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

         (*) These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

         (b) Reports filed on Form 8-K:

         On August 11, 2003, the Company announced that its Board of Directors approved the redemption of all outstanding shares of Preferred Stock and declared certain dividends. The press release related thereto was filed under Item 5 "Other Events" on Form 8-K.

         On September 26, 2003, the Company announced the results of the redemption of its Series A Participating Convertible Redeemable Preferred Stock. The press release related thereto was filed under Item 5 "Other Events" on Form 8-K.

         On November 3, 2003, the Company announced its earnings for the quarter and nine months ended September 30, 2003, which was furnished under
         Item 12 "Results of Operations and Financial Condition" on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)

Dated:  November 4, 2003                      BY: /s/ Thomas J. Stirnweis
                                                  -----------------------
                                                         (Signature)
                                                  THOMAS J. STIRNWEIS
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer

Dated:  November 4, 2003                      BY: /s/ Leo Liebowitz
                                                  -----------------
                                                     (Signature)
                                                  LEO LIEBOWITZ
                                                   President and Chief Executive
                                                   Officer