Form 10-K
period 2003-12-31
GETTY REALTY CORP /MD/
filed 2004-03-12
CIK 1052752

                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER 001-13777

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                                                                 11-3412575
--------                                                                                                 ----------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. employer identification no.)

125 Jericho Turnpike, Suite 103, Jericho, New York                                                            11753
---------------------------------------------------                                                           -----
(Address of principal executive offices)                                                                  (Zip Code)
Registrant's telephone number, including area code: (516) 478-5400

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS                                                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                                                      -----------------------------------------
Common Stock, $0.01 par value                                                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates (15,726,356 shares of common stock) of the Company was $351,012,266 as of June 30, 2003.

The registrant had outstanding 24,664,384 shares of common stock as of March 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                DOCUMENT                                     PART OF FORM 10-K
-----------------------------------------------------------------------      -----------------
Annual Report to Shareholders for the year ended December 31, 2003 (the             II
"Annual Report") (pages 6 through 15 and 17 through 32)

Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders              III
(the "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's year ended
December 31, 2003 pursuant to Regulation 14A.

                                     PART I

Item 1. Business

General

         Getty Realty Corp. is one of the largest real estate investment trusts ("REIT") in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2003, we owned 772 properties and leased 256 additional properties in thirteen states located principally in the northeastern United States. Nine hundred fifty-eight of our properties are leased on a long-term basis to Getty Petroleum Marketing Inc. ("Marketing"), a wholly owned subsidiary of OAO LUKoil, one of Russia's largest integrated oil companies. Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties.

         We are self-administered and self-managed through our experienced management, which has owned, leased and managed gasoline stations and convenience store properties for more than forty-eight years. Our executive officers are exclusively engaged in the day-to-day management of our real estate. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We intend to invest in real estate and real estate related investments when such opportunities arise consistent with our current investment portfolio.

         Our founders started the business in 1955 with the ownership of one gasoline service station in New York City. As our business grew, we combined real estate ownership, leasing and management with actual service station operation. We held our initial public offering in 1971 under the name Power Test Corp. In 1985, we acquired from Texaco the petroleum distribution and marketing assets of Getty Oil Company in the northeastern United States and assumed the Getty name. In addition, we acquired the Getty(R) trademarks for use in real estate and petroleum marketing operations in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty and other branded retail motor fuel and convenience store properties.

         In 1997, we completed the spin-off of our petroleum marketing business to our shareholders, who received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business. In 1998, we acquired Power Test Investors Limited Partnership (the "Partnership"), thereby acquiring fee title to 295 properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally used in the petroleum marketing industry.

         In December 2000, Marketing was acquired by a U.S. subsidiary of OAO LUKoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease and other arrangements with Marketing. Under the master lease, as of December 31, 2003, Marketing leases 949 retail motor fuel and convenience store properties and nine petroleum distribution terminals from us. The master lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. We expect to receive $59.0 million in lease rental payments from Marketing in 2004, with annual two percent rental increases in subsequent years. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses. We own the Getty(R) trademarks for use in real estate and petroleum marketing operations in the United States, which we have licensed to Marketing on an exclusive basis in its current northeastern U.S. marketing territory. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty.

         In August 2001, we closed a public offering of 8,855,000 shares of our common stock. We used $64.1 million of the $131.5 million net proceeds of the offering to pay a special one-time "earnings and profits" (as defined by the Internal Revenue Code) cash distribution to preferred and common shareholders and $37.4 million to repay substantially all our debt, leaving $30.0 million in cash for general corporate purposes, including the acquisition of additional properties. In addition, our shareholders approved a charter amendment to include typical REIT provisions.

         Accordingly, we elected to be taxed as a REIT beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets the requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least ninety percent of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Access to our filings with the Securities and Exchange Commission and corporate governance documents

         Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the SEC's EDGAR database where you can access, free-of-charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations.

Real Estate Business

         Nine hundred fifty-eight of our properties are leased to Marketing. The operators of the properties leased to Marketing and our other tenants primarily consist of retailers engaged in the sale of gasoline and other motor fuel products, convenience products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience products, has helped provide one-stop shopping for consumers and represents a driving force behind the industry's growth in recent years.

         Revenues from rental properties for the year ended December 31, 2003 were $66.6 million. We received lease payments from Marketing aggregating approximately $58.7 million (or 96% of the $61.1 million total lease payments we received from all our rental properties). In addition, we recognized an additional $5.5 million of deferred rental income due to the straight-line method of accounting for the lease with Marketing. We are materially dependent upon the ability of Marketing to meet its obligations under the master lease. Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the master lease when due.

         As of December 31, 2003, we owned fee title to 766 retail motor fuel and convenience store properties and six petroleum distribution terminals. We also leased 256 retail motor fuel and convenience store properties and three bulk plants. In addition, we lease 4,100 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters. We believe our network of retail motor fuel and convenience store properties and terminal properties across the northeastern United States is unique and comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway on- and off-ramps. Furthermore, obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. Our typical property used as a retail motor fuel and convenience store is located on between 1/2 and 3/4 acres of land in metropolitan areas in the northeastern United States. Approximately two-thirds of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the names of Leemilt's Petroleum, Inc. and Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's

Petroleum Inc. and Getty Properties Corp., also our wholly owned subsidiary, are the lessees of substantially all of the properties we lease from third parties.

Regulation

         We are subject to numerous federal, state and local laws and regulations. The costs related to compliance with those laws and regulations have not had, and are not expected to have, a material adverse effect on our long-term financial position, although these costs may have a significant impact on our results of operations or liquidity for any single fiscal year or interim period.

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

         In recent years, environmental expenses have been attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated sites. In prior periods, a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tank systems ("USTs") to meet federal, state and local environmental standards. Under the master lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We have agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the master lease. We will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available. As of December 31, 2003, we have regulatory approved remediation action plans in place for 346 (91%) of the 380 properties for which we retain remediation responsibility and the remaining 34 properties (9%) were in the assessment phase.

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

Personnel

         As of December 31, 2003, we had sixteen employees.

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

         We are subject to varying degrees of risk generally related to leasing and owning real estate. In addition to general risks related to owning properties used in the petroleum marketing industry, risks include, among others, liability for long-term lease obligations, changes in regional and local economic conditions, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, the potential for uninsured casualty and other losses, the impact of present or future environmental legislation and compliance with environmental laws (as discussed below), and adverse changes in zoning laws and other regulations, many of which are beyond our control. Moreover, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc. and our other tenants in the petroleum marketing industry.

         We rely on leasing retail motor fuel and convenience store properties, primarily to Marketing, for substantially all of our rental revenues (96.1% for the year ended December 31, 2003). Accordingly, our rental revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing or other lessees may have a material adverse effect on us. Marketing is wholly owned by a subsidiary of Lukoil. Lukoil has a limited history of operating in the United States. In the event that Marketing was unable to perform its obligations under its master lease with us, our financial results would be materially adversely affected. Although Marketing is a wholly owned subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill all of its obligations under the master lease.

         Marketing's earnings and cash flow from operations depend upon rental income from its tenants and the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in petroleum prices would adversely affect Marketing's profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing's customers or if automobile consumption of gasoline were to significantly decline. Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants. We believe that Marketing currently relies on various suppliers for the purchase of refined petroleum products.

Compliance with environmental regulations may be costly.

         The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances.

         We have agreed to provide limited environmental indemnification, capped at $4.25 million and expiring in 2010, to Marketing for certain pre-existing conditions at the six terminals we own. Under the indemnification agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

         As of December 31, 2003 and January 1, 2003, we had accrued $23.6 million and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of December 31, 2003 and January 1, 2003, we had also recorded $7.5 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liability of $15.1 million recorded as of January 1, 2003 was subsequently accreted for the change in present value due to the passage of time and accordingly, $1.3 million of accretion expense is included in environmental expenses for the year ended December 31, 2003. Environmental expenditures and recoveries from underground storage tank funds were $6.6 million and $2.1 million, respectively for the year ended December 31, 2003. During 2004, we estimate that our net environmental spending will be approximately $6.0 million and our business plan for 2004 reflects a net change in estimated remediation costs and accretion expense of approximately $5.0 million.

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

         We cannot predict what environmental legislation or regulations may be enacted in the future, or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state underground storage tank fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

         Additional information with respect to environmental remediation costs and estimates is set forth on pages 13 and 14, and in note 7 to the financial statements on page 26, of our Annual Report to Shareholders filed as Exhibit 13 to this annual report and incorporated by reference herein.

We are defending pending lawsuits and claims and are subject to material losses.

         We are subject to various lawsuits and claims, including litigation related to environmental matters, damages resulting from leaking UST and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

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

We are in a competitive business.

         The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

Our future cash flow is dependent on renewal of leases and reletting of our space.

         We are subject to risks that leases may not be renewed, locations may not be relet or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected. The master lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis.

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

         Marketing, and other tenants, as the lessee of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our master leases. There are certain types of losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorders) which are either uninsurable or not economically insurable in our judgment. The destruction of, or significant damage to, or significant liabilities arising out of conditions at our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient.

Failure to qualify as a REIT would have adverse consequences to our shareholders.

         We have elected to be taxed as a REIT beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. In order to initially qualify for REIT status, we were required, among other items, to make a distribution to shareholders in an amount at least equal to our accumulated "earnings and profits" (as defined by the Internal Revenue Code from the years we operated as a taxable corporation. On August 1, 2001, we paid the earnings and profits distribution to our shareholders in an amount that we estimated was required in order for us to qualify as a REIT. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that our accumulated earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities.

As a REIT, we are dependent on external sources of capital.

         To maintain our status as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to rely on third party sources of capital, which may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our common stock. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage.

We may be unable to pay dividends and our equity may not appreciate.

         Under applicable Maryland law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities. No assurance can be given that our financial performance in the future will permit our payment of any dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

         You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or the occurrence of unanticipated events.

Item 2. Properties

         The following table summarizes the geographic distribution of our properties at December 31, 2003. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the master lease.

                    OWNED BY GETTY REALTY    LEASED BY GETTY REALTY
                    ---------------------    ----------------------      TOTAL       PERCENT
                    MARKETING    OTHER       MARKETING      OTHER      PROPERTIES    OF TOTAL
                    AS TENANT  PROPERTIES    AS TENANT    PROPERTIES    BY STATE    PROPERTIES
                    ---------  ----------    ---------    ---------    ----------   ----------
New York              229          15           96            4            344         33.5%
New Jersey            110          10           45            2            167         16.2
Massachusetts         130           2           27            1            160         15.6
Pennsylvania          108          15           22            3            148         14.4
Connecticut            58           3           22           --             83          8.1
New Hampshire          28          --            3           --             31          3.0
Virginia                3           2           21           --             26          2.5
Maine                  17           1            3            1             22          2.1
Rhode Island           15          --            4           --             19          1.8
Delaware               10           3            1           --             14          1.4
Maryland                4           2            1           --              7          0.7
Florida                --           6           --           --              6          0.6
Vermont                 1          --           --           --              1          0.1
                      ---          --          ---           --          -----        -----
       Total          713(1)       59          245(2)        11          1,028        100.0%
                      ===          ==          ===           ==          =====        =====

---------------------------------

(1) Includes six terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2) Includes three terminals/bulk plants related to Marketing's residential fuels business based in the New York Mid-Hudson Vally.

         The leased properties have a remaining lease term, including renewal option terms, averaging over thirteen years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

                           NUMBER OF
                            LEASES            PERCENT
CALENDAR YEAR              EXPIRING           OF TOTAL
-------------              ---------          --------
2004                           9                 3.5
2005                           6                 2.3
2006                          15                 5.9
2007                          17                 6.7
2008                          10                 3.9
                             ---               -----
Subtotal                      57                22.3
                             ---               -----
Thereafter                   199                77.7
                             ---               -----
Total                        256               100.0%
                             ===               =====

         We have rights-of-first refusal to purchase or lease 204 of our leased properties. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when any lease term expires. Approximately sixty-eight percent of our leased properties are subject to automatic renewal or extension options.

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

         Four of our owned retail motor fuel and convenience store properties with a net book value of approximately $1.1 million are secured by mortgages with an aggregate principal balance of approximately $0.8 million at a weighted average interest rate of 7.41% per annum. No other material mortgages, liens or encumbrances exist on our properties.

         We are a party to a master lease agreement with Marketing with respect to 949 retail motor fuel and convenience store properties and our nine petroleum distribution terminals and bulk plants. The master lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. The master lease is a "triple-net" lease, under which Marketing is responsible for the cost of all taxes, maintenance, repair, insurance and other operating expenses.

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

         If any lease we have with a third party landlord is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third party landlord under a lease which is about to expire and does not contain options to renew we and Marketing each have a non-exclusive right to negotiate with that third party landlord, except at eighteen identified locations where Marketing has the exclusive right to negotiate with the third party landlord until six months before the lease expires. We have also agreed that if we decide to sell any property leased to Marketing under the master lease, we will first offer to sell that property to Marketing pursuant to procedures set forth in the master lease.

         We have also agreed to provide limited environmental indemnification, capped at $4.25 million and expiring in 2010, to Marketing for certain pre-existing conditions at the six terminals we own. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement. Under the master lease, we continue to have additional ongoing environmental remediation obligations for 288 scheduled sites, Marketing otherwise remains liable for all environmental matters.

Item 3. Legal Proceedings

         (a) Information in response to this item is incorporated herein by reference from note 5 of the Notes to Consolidated Financial Statements set forth on page 25 of the Annual Report.

         In 1988 and 1989, we were named as defendants in three separate lawsuits having common allegations that a leak of an underground gasoline storage tank occurred in November 1985, at one of our retail motor fuel properties. Although the first action was dismissed in January 1992 and the second action was dismissed in 1995, there is a possibility that the remaining defendants in this action, in the future, may assert claims against us for contribution or indemnity. We are not aware that any such claims have been asserted. The third action is still pending in New York Supreme Court, Suffolk County, remains in the pleadings stage and has remained dormant for more than ten years. We have been advised that these plaintiffs no longer will assert claims for personal injuries, and that the property has been sold. If this litigation resumes, we will assert third-party claims against the party we believe is responsible for the contamination.

         In 1991, the State of New York brought an action in the New York State Supreme Court in Albany against our former heating oil subsidiary seeking reimbursement for cleanup costs claimed to have been incurred at a retail motor fuel property in connection with a gasoline release. The State also is seeking penalties plus interest. Although there has been no activity in this proceeding in the past several years, in January 2002, we received a letter from the State's attorney indicating that the State intends to continue prosecuting the action. To date, we are not aware that the State has continued prosecuting the action.

         In 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages claimed to have been incurred for the remediation of the Pennsauken Sanitary Landfill. The claims against us were settled in November 2003, in exchange for a payment of $5,000, which is expected to be paid in the first quarter of 2004.

         In 1997, the State of Rhode Island commenced an action against us to recover damages resulting from an accident that occurred in March 1994, regarding an oil tanker truck which tipped over and exploded in Providence, RI. The State has alleged damages to the highway area as well as the surrounding area and nearby overpass. There has been extensive discovery to date and the case is pending in the Rhode Island Superior Court.

         In 1997, an action was commenced in New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the Plaintiff for more than five years.

         In June 1998, we were sued as a third-party defendant in the Superfund case of U.S. v. Champion Chemical Co. and Imperial Oil Co., pending in the U.S. District Court for New Jersey. Our defense is being conducted by Texaco Inc., which has agreed to fully indemnify us. In August 1998, we were sued as a third-party defendant in the Superfund case of U.S. v. Manzo, pending in the U.
S. District Court for New Jersey. Our defense is also being conducted by Texaco Inc., which has agreed to fully indemnify us. Both matters involve periods prior to 1985, the year we purchased the properties from Texaco Inc. pursuant to an agreement under which Texaco is obligated to indemnify us for environmental matters of this kind.

         In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against us for civil penalties for alleged groundwater contamination and gasoline migration into a building basement in April 1997. This action has been dormant for more than one year during which time we have been actively remediating the contamination. In January 1999, an action was commenced in United States District Court (SDNY) by the owner of the property, seeking compensatory and punitive damages. We are vigorously defending the claims of liability and, notwithstanding extensive discovery in the matter; we do not believe that the plaintiff has presented any evidence of damage.

         In June 1999, a case was commenced in New York Supreme Court in Nassau County against Marketing. The plaintiff alleges that he contracted acute myelogenous leukemia (AML) as a result of exposure to benzene-containing gasoline, between 1992 and 1998, when he worked periodically at an independently owned and operated retail motor fuel property we supplied with gasoline. The plaintiff brought another case against Mobil Oil Corporation ("Mobil") and Island Transportation Corp. ("Island Transportation") alleging that he worked at another retail motor fuel property at which Mobil gasoline was sold and that his AML was caused by his exposure to that gasoline as well. The cases have been consolidated. We are not named in the cases. However, we are indemnifying Marketing pursuant to written agreements.

         In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to them and the cleanup of all contamination caused by them. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from underground storage tanks for which we were responsible. A trial is expected to be scheduled in the first half of 2004.

         In July 1999, the New Jersey Department of Environmental Protection ("NJDEP") issued a Spill Act Directive and Notice to Insurers to us and several other parties regarding environmental contamination at a property located in New Jersey. In December 2003, we signed an Administrative Consent Order and settlement agreement with our insurers that calls for the insurers paying the State, under a reservation of rights, for past costs and taking over responsibility for the completion of the remediation. The settlement agreement calls for us to pay $70,000 to the State and $15,000 toward the settlement that the insurers reach with the State regarding natural resource damages. We expect these payments to be made in the first quarter of 2004.

         In July 2000, we were sued in Vermont Superior Court, along with several oil suppliers, refiners and manufacturers, by the surviving family of a person who died from leukemia, claiming that his exposure to benzene contained in the petroleum products caused him to develop the disease. In May 2003, we settled the matter for a payment by us of $35,000.

         In August 2000, the State of New York commenced an action against us in the New York State Supreme Court in Albany County, seeking reimbursement of costs claimed to have been incurred to clean up a gasoline release that occurred in 1987. The trial is scheduled to begin June 1, 2004.

         In February 2002, the owner of a retail motor fuel property in Wareham, Massachusetts commenced an action in the Plymouth Superior Court against us and a former tenant at the property to recover cleanup costs and other incidental damages. We are defending the claim of liability and the case is in the early stages of discovery.

         In July 2002, we were brought into a pending case in New York in Supreme Court in Albany County. The State of New York sought reimbursement from the named defendant for costs claimed to have been incurred in connection with a gasoline release at one of our former retail motor fuel properties that was sold to the named defendant. The claims against us were settled in July 2003, in consideration for a payment to us of $275,000, and our release of three mortgages against properties of the named defendant, then having an aggregate principal balance of approximately $309,720.

         In September 2002, a suit was brought in the United States District Court for the Eastern District of New York to recover legal fees incurred in connection with a pending Rhode Island litigation, based on a Guarantee and Indemnity Agreement. In January, 2002, we filed a counterclaim against the plaintiff in that earlier suit for recovery of our legal fees pursuant to a 1985 Settlement Agreement. This matter is scheduled for a pre-trial conference in February of 2004. It is anticipated that there will be additional discovery regarding the claims asserted.

         In December 2002, the State of New York commenced an action in New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been expended by the State to investigate and remediate a petroleum release into the Ossining River commencing approximately in 1996. We are indemnifying Marketing and have filed a claim against a potentially responsible party who is upstream.

         In January 2003, a claim was brought against us in New York Supreme Court in Westchester County, alleging that we owe the Plaintiff rent in consideration for access to his property to continue on-going remediation of contamination allegedly due to spills at the property, formerly supplied by us with gasoline. The case is in its very early stages.

         In February 2003, a case was filed against us, Marketing and others by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. The complaint states that the plaintiffs first became aware of a problem upon detecting gasoline vapors in their basement in 1996, yet did not file suit until February 28, 2003. The case is in its early stages.

         In April 2003, we were named in a class action, filed in New York Supreme Court in Dutchess County, NY, arising out of alleged MTBE contamination of ground water. We served an answer that denied liability and asserted numerous affirmative defenses. The plaintiffs have not responded to our demands and there has not been any activity in the case for a considerable period.

         In April 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination claimed to have originated at a property formerly supplied by us with gasoline in 1988. We have discovered evidence that indicates that the contamination may not have originated from that property and have submitted a written response to the Request, denying liability for the claim.

         In July 2003, we were notified by the State of Rhode Island Department of Environmental Management of their Notice to Enforce compliance with a Letter of Responsibility issued by the Department in connection with a suspected petroleum release at a property that abuts property owned by us and leased to Marketing. We responded to the State's Notice in August 2003. Marketing is obligated to defend the matter and indemnify us pursuant to the master lease.

         In July 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination found at a retail motor fuel property, purportedly linked to numerous gasoline spills in the late 1980's. We have discovered substantial evidence that links the contamination to gasoline releases of another company who has operated at the property since we discontinued our operations at the property and are in the process of finalizing our response to the Request for Reimbursement that will deny liability for the claim.

         In September 2003, we were notified by the State of New Jersey Department of Environmental Protection that we are one of approximately sixty potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Additionally, we believe that ChevronTexaco is obligated to indemnify us for most of the conditions at the property identified by the New Jersey Department of Environmental Protection. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

         In September 2003, we were notified by the State of New Jersey Department of Environmental Protection that we may be responsible for damages to natural resources ("NRD") by reason of a petroleum release, more than fifteen years ago, at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have been actively remediating the resulting contamination at the property in accordance with a plan approved by the State. In addition, we have responded to the notice and met with the Department to determine whether, and to what extent, we may be responsible for NRD regarding this property and our other properties formerly supplied by us with gasoline in New Jersey. The State's right to pursue NRD, the viability of defenses to NRD, generally, and the State's method for calculating NRD are subject to ongoing litigation in the State. We are not a party to such litigation. However, the outcome of that litigation likely will affect the State's claim against us for NRD with regard to this property and, generally, our other properties in New Jersey.

         In October 2003, an action was commenced in New York Supreme Court in Nassau County seeking money damages against us arising out of a petroleum release that occurred prior to 1985, at a property in Valley Stream, NY, which was later supplied by us with gasoline. We have denied responsibility and are defending this matter. The case is in its initial stages.

         From October 2003 through February 2004, we were made a party to thirty-six cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

         In November 2003, we received a demand from the State of New York for reimbursement of cleanup and removal costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund regarding contamination it alleges emanated from one of our retail motor fuel properties in 1997. We have responded to the State's demand and have denied responsibility for reimbursement of such costs, as being attributable to contamination that emanated from other properties owned and operated by others.

         In November 2003, an action was commenced in New York Supreme Court in Westchester County seeking money damages against us arising out of a petroleum release in 1996 at a former retail motor fuel property of ours. Our defense is being conducted by the company that sold us the property, and they have agreed to fully indemnify us pursuant to the purchase agreement, which calls for indemnification for environmental matters of this kind.

Item 4. Submission of a Vote of Security Holders

         No matter was submitted to a vote of security holders during the three months ended December 31, 2003.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 15 of the Annual Report.

Item 7A. Market Risk

         Information in response to this item is incorporated herein by reference from note 5 of the Notes to Consolidated Financial Statements on page 25 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

         Information in response to this item is incorporated herein by reference from the financial information on pages 17 through 31 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

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

         As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fourth quarter covered by this annual report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls during the latest fiscal quarter.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 and 19, respectively, of the Proxy Statement. The following table lists our executive officers, their respective ages, and the offices and positions held.

       NAME             AGE                        POSITION                               OFFICER SINCE
-------------------     ---    -------------------------------------------------------    -------------
Leo Liebowitz           76     President and Chief Executive Officer                          1971

Kevin C. Shea           44     Vice President                                                 2001

Andrew M. Smith         51     Vice President, General Counsel and Corporate Secretary        2003

Thomas J. Stirnweis     45     Vice President, Treasurer and Chief Financial Officer          2001

         Mr. Shea has been with Getty since 1984 and has served as Vice President since January 1, 2001. Prior thereto, he was Director of National Real Estate Development.

         Mr. Smith joined the Company as General Counsel and Corporate Secretary in May 2003 and has served as Vice President, General Counsel and Corporate Secretary since December 2003. Prior to joining Getty, he was in private law practice from 1999 to 2003. From 1997 to 1999 he served as the Vice President of Real Estate, General Counsel and Secretary of Discovery Zone, Inc., an international site-based children's entertainment company that commenced a Chapter 11 proceeding in April 1999. From 1986 to 1994, Mr. Smith was a partner in the real estate practice of Weil, Gotshal & Manges LLP, an international law firm.

         Mr. Stirnweis joined Getty on January 1, 2001 as Corporate Controller and Treasurer and has served as Vice President, Treasurer and Chief Financial Officer since May 2003. Prior to joining Getty, he was Manager of Financial Reporting and Analysis of Getty Petroleum Marketing Inc., where he provided services to Getty under a services agreement since the spin-off of Marketing in March 1997. Prior thereto, he held the same position at Getty since 1988.

         Management is not aware of any family relationships between any of its directors or executive officers.

         We have adopted a revised Getty Realty Corp. Business Conduct Guidelines ("Code of Ethics"), which is available on our website at www.gettyrealty.com and is filed as an exhibit hereto.

Item 11. Executive Compensation

         Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers", "Compensation" through "Report of the Compensation Committee" and "Stock Performance Graph" on pages 5-13 and 15, respectively, of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Capital Stock" and "Equity Compensation Plan Information" on pages 3 - 4 and 10 - 11, respectively, of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         None.

Item 14. Principal Accountant Fees and Services

         Information in response to this item is incorporated herein by reference from material under the heading "Ratification of Appointment of Independent Auditors" on page 18 of the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) 1.   Financial Statements

                  The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 17 are filed as part of this annual report.

             2.   Financial Statement Schedule

                  The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page 17 is filed as part of this annual report.

             3.   Exhibits

         The exhibits listed in the Exhibit Index on pages 20 through 22 are filed as part of this annual report.

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

              GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF
                             INDEPENDENT ACCOUNTANTS
                                Items 15(a) 1 & 2

                                                                                                 REFERENCE
                                                                                      --------------------------------
                                                                                                             2003
                                                                                      FORM 10-K          ANNUAL REPORT
                                                                                       (PAGES)              (PAGES)
                                                                                      ---------          -------------
Data incorporated by reference from attached 2003 Annual Report to Shareholders of Getty Realty Corp.

Report of Independent Auditors                                                                                   31

Consolidated Statements of Operations for the years ended December 31, 2003,                                     17
2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002                                                     18

Consolidated Statements of Cash Flows for the years ended December 31, 2003,                                     19
2002 and 2001

Notes to Consolidated Financial Statements                                                                  20 - 30

Report of Independent Auditors-Financial Statement Schedule                              18

Schedule II - Valuation and Qualifying Accounts and Reserves for the years               19
ended December 31, 2003, 2002 and 2001

         All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

         The financial statements listed in the above index which are included in the 2003 Annual Report to Shareholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 2003 Annual Report to Shareholders is not deemed filed as part of this report.

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2004

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II -- VALUATION and QUALIFYING ACCOUNTS and RESERVES
              for the years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                          BALANCE AT                                      BALANCE
                                           BEGINNING                                       AT END
                                           OF PERIOD         ADDITIONS      DEDUCTIONS    OF PERIOD
                                          -----------       -----------     ----------    ---------
December 31, 2003:
Allowance for mortgages and
 accounts receivable                      $       278       $       116     $       39    $     355

Allowance for recoveries from
 state underground storage
 tank funds                               $       500       $        80     $       --    $     580

December 31, 2002:
Allowance for mortgages and
 accounts receivable                      $       115       $       227     $       64    $     278

Allowance for recoveries from
 state underground storage
 tank funds                               $        --       $       500     $       --    $     500

December 31, 2001:
Allowance for mortgages and
 accounts receivable                      $       102       $        13     $       --    $     115

                                  EXHIBIT INDEX
                               GETTY REALTY CORP.
                           Annual Report on Form 10-K
                      for the year ended December 31, 2003

EXHIBIT
  NO.                    DESCRIPTION
-------    ------------------------------------------
 1.1       Agreement and Plan of Reorganization and          Filed as Exhibit 2.1 to Company's
           Merger, dated as of December 16, 1997             Registration Statement on Form S-4,
           (the "Merger Agreement") by and among             filed on January 12, 1998 (File No.
           Getty Realty Corp., Power Test Investors          333-44065), included as Appendix A To
           Limited Partnership and CLS General               the Joint Proxy Statement/Prospectus
           Partnership Corp.                                 that is a part thereof, and incorporated
                                                             herein by reference.

 3.1       Articles of Incorporation of Getty                Filed as Exhibit 3.1 to Company's
           Realty Holding Corp. ("Holdings"), now            Registration Statement on Form S-4,
           known as Getty Realty Corp., filed                filed on January 12, 1998 (File No.
           December 23, 1997.                                333-44065), included as Appendix D. to
                                                             the Joint Proxy/Prospectus that is a
                                                             part thereof, and incorporated herein by
                                                             reference.

 3.2       Articles Supplementary to Articles of             Filed as Exhibit 3.2 to Company's Annual
           Incorporation of Holdings, filed January          Report on Form 10-K for the fiscal year
           21, 1998.                                         ended January 31, 1998 (File No.
                                                             001-13777) and incorporated herein by
                                                             reference.

 3.3       By-Laws of Getty Realty Corp.                     Filed as Exhibit 3.3 to Company's Annual
                                                             Report On Form 10-K for the year ended
                                                             December 31, 2002 (File No. 001-13777)
                                                             and incorporated herein by reference.

 3.4       Articles of Amendment of Holdings,                Filed as Exhibit 3.4 to Company's Annual
           changing its name to Getty Realty Corp.,          Report on Form 10-K for the fiscal year
           filed January 30, 1998.                           ended January 31, 1998 (File No.
                                                             001-13777) and incorporated herein by
                                                             reference.

 3.5       Amendment to Articles of Amendment,               Filed as Exhibit 99.2 to Company's
           dated August 1, 2001.                             Current Report on Form 8-K dated August
                                                             1, 2001(File No. 001-13777) and
                                                             incorporated herein by reference.

 10.1      Retirement and Profit Sharing Plan                Filed as Exhibit 10.2(b) to Company's
           (amended and restated as of September             Annual Report on Form 10-K for the fiscal
           19, 1996), adopted by the Company on              year ended January 31, 1997. (File No.
           December 16, 1997.                                1-8059) and incorporated herein by
                                                             reference.

 10.1(a)   Retirement and Profit Sharing (amended            Filed as Exhibit 10.1(a) to Company's
           and restated as of January 1, 2002),              Annual Report on Form 10-K for the year
           adopted by the Company on September 3,            ended December 31, 2002 (File No.
           2002.                                             001-13777) and incorporated herein by
                                                             reference.

 10.2      1998 Stock Option Plan, effective as of           Filed as Exhibit 10.1 to Company's
           January 30, 1998.                                 Registration Statement on Form S-4,
                                                             filed on January 12, 1998 (File No.
                                                             333-44065), included as Appendix H to
                                                             the Joint Proxy Statement/Prospectus
                                                             that is a part thereof, and incorporated
                                                             herein by reference.

 10.3      Asset Purchase Agreement among Power              Filed as Exhibit 2(a) to the Current
           Test Corp. (now known as Getty                    Report on Form 8-K of Power Test Corp.,
           Properties Corp.), Texaco Inc., Getty             filed February 19, 1985 (File No.
           Oil Company and Getty Refining and                1-8059) and incorporated herein by
           Marketing Company, dated as of December           reference.
           21, 1984.

EXHIBIT
  NO.                    DESCRIPTION
-------    ------------------------------------------
 10.4      Trademark License Agreement among Power           Filed as Exhibit 2(b) to the Current
           Test Corp., Texaco Inc., Getty Oil                Report on Form 8-K of Power Test Corp.,
           Company and Getty Refining and Marketing          filed February 19, 1985 (File No.
           Company, dated as of February 1, 1985.            1-8059) and incorporated herein by
                                                             reference.

 10.5      Form of Indemnification Agreement                 Filed as Exhibit 10.15 to Company's
           between the Company and its directors.            Annual Report on Form 10-K for the fiscal
                                                             year ended January 31, 1998 (File No.
                                                             001-13777) and incorporated herein by
                                                             reference.

 10.6      Supplemental Retirement Plan for                  Filed as Exhibit 10.22 to the Annual
           Executives of the Company (then known as          Report on Form 10-K for the fiscal year
           Getty Petroleum Corp.) and Participating          ended January 31, 1990 (File No. 1-8059)
           Subsidiaries (adopted by the Company on           of Getty Petroleum Corp. and
           December 16, 1997).                               incorporated herein by reference.


 10.7      Form of Agreement dated December 9, 1994          Filed as Exhibit 10.23 to the Annual
           between Getty Petroleum Corp. and its             Report on Form 10-K for the fiscal year
           non-director officers and certain key             ended January 31, 1995 (File No. 1-8059)
           employees regarding compensation upon             of Getty Petroleum Corp. and
           change in control.                                incorporated herein by reference.

 10.8      Form of Agreement dated as of March 7,            Filed as Exhibit 10.27 to the Annual
           1996 amending Agreement dated as of               Report on Form 10-K for the fiscal year
           December 9, 1994 between Getty Petroleum          ended January 31, 1996 (File No. 1-8059)
           Corp. (now known as Getty Properties              of Getty Petroleum Corp. and
           Corp.) and its non-director officers and          incorporated herein by reference.
           certain key employees regarding
           compensation upon change in control (See
           Exhibit 10.11).

 10.9      Form of letter from Getty Petroleum               Filed as Exhibit 10.19 to Company's
           Corp. dated April 8, 1997, confirming             Annual Report on Form 10-K for the fiscal
           that a change of control event had                year ended January 31, 1998 (File No.
           occurred pursuant to the change of                001-13777) and incorporated herein by
           control agreements. (See Exhibits 10.7            reference.
           and 10.8).

 10.10     Form of Agreement dated March 9, 1998,            Filed as Exhibit 10.20 to Company's
           from the Company to certain officers and          Annual Report on Form 10-K for the fiscal
           key employees, adopting the prior change          year ended January 31, 1998 (File No.
           of control agreements, as amended, and            001-13777) and incorporated and
           further amending those agreements. (See           incorporated herein by reference.
           Exhibits 10.7, 10.8 and 10.9).

 10.11     Form of Reorganization and Distribution           Filed as Exhibit 10.29 to the Annual
           Agreement between Getty Petroleum Corp.           Report on Form 10-K for the fiscal year
           (now known as Getty Properties Corp.)             ended January 31, 1997 (File No. 1-8059)
           and Getty Petroleum Marketing Inc. dated          of Getty Petroleum Corp. and
           as of February 1, 1997.                           incorporated herein by reference

 10.12     Form of Tax Sharing Agreement between             Filed as Exhibit 10.32 to the Annual
           Getty Petroleum Corp (now known as                Report on Form 10-K for the fiscal year
           Getty. Properties Corp.) and Getty                ended January 31, 1997 (File No. 1-8059)
           Petroleum Marketing Inc.                          of Getty Petroleum Corp. and
                                                             incorporated herein by reference.

EXHIBIT
  NO.                    DESCRIPTION
-------    ------------------------------------------
 10.13     Form of Stock Option Reformation                  Filed as Exhibit 10.33 to the Annual
           Agreement made and entered into as of             Report on Form 10-K for the fiscal year
           March 21, 1997 by and between Getty               ended January 31, 1997 (File No. 1-8059)
           Petroleum Corp. (now known as Getty               of Getty Petroleum Corp. and
           Properties Corp.) and Getty Petroleum             incorporated herein by reference.
           Marketing Inc.

 10.14     Consolidated, Amended and Restated                Filed as Exhibit 10.21(a) to Company's
           Master Lease Agreement dated November 2,          Quarterly Report on Form 10-Q dated
           2000 between Getty Properties Corp. and           December 15, 2000 (File No. 001-13777)
           Getty Petroleum Marketing Inc.                    and incorporated herein by reference.

 10.15     Environmental Indemnity Agreement dated           Filed as Exhibit 10.30 to Company's
           November 2, 2000 between Getty                    Quarterly Report on Form 10-Q dated
           Properties Corp. and Getty Petroleum              December 15, 2000 (File No. 001-13777)
           Marketing Inc.                                    and incorporated herein by reference.

 10.17     Amended and Restated Trademark License            Filed as Exhibit 10.23(a) to Company's
           Agreement, dated November 2, 2000,                Quarterly Report on Form 10-Q dated
           between Getty Properties Corp. and Getty          December 15, 2000 (File No. 001-13777)
           Petroleum Marketing Inc.                          and incorporated herein by reference.

 10.18     Trademark License Agreement, dated                Filed as Exhibit 10.23(b) to Company's
           November 2, 2000, between Getty (TM)              Quarterly Report on Form 10-Q dated
           Corp. and Getty Petroleum Marketing Inc.          December 15, 2000 (File No. 001-13777)
                                                             and incorporated herein by reference.

 10.19     Asset Purchase Agreement by and between           Filed as Exhibit 10.19 to Company's
           Jems of New England, Inc., Charlex,               Annual Report on Form 10-K for the year
           Inc., Jems Enterprises, Inc., and                 ended December 31, 2002 (File No.
           Robbins Realty Corp., and Getty                   001-13777) and incorporated herein by
           Properties Corp.                                  reference.

    13     Annual Report to Shareholders for the             (a)
           fiscal year ended December 31, 2003.

    14     The Getty Realty Corp. Business Conduct           (a)
           Guidelines (Code of Ethics).

    21     Subsidiaries of the Company.                      (a)

    23     Consent of Independent Accountants.               (a)

    31     Certification of Chief Executive Officer          (a)
           and Chief Financial Officer pursuant to
           Section 302 of Sarbanes-Oxley Act of
           2002.

    32     Certification of Chief Financial Officer          (a)
           and Chief Financial Executive pursuant to
           18 U.S.C. Section 1350(b).

-----------------------------------------------------
(a)    Filed herewith

(b) These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Getty Realty Corp.
                                       (Registrant)

                                       By: /s/ Thomas J. Stirnweis
                                           -------------------------------------
                                       Thomas J. Stirnweis,
                                       Vice President, Treasurer and
                                        Chief Financial Officer
                                       March 12, 2004



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Leo Liebowitz                 By:  /s/ Thomas J. Stirnweis
     -----------------------------     -----------------------------------------
Leo Liebowitz                          Thomas J. Stirnweis
President, Chief Executive             Vice President, Treasurer and
  Officer and Director                   Chief Financial Officer
March 12, 2004                         (Principal Financial and
                                       Accounting Officer)
                                       March 12, 2004



By:  /s/ Milton Cooper                 By:  /s/ Philip E. Coviello
     -----------------------------          ------------------------------------
Milton Cooper                          Philip E. Coviello
Director                               Director
March 12, 2004                         March 12, 2004



By:  /s/ Howard Safenowitz             By:  /s/ Warren G. Wintrub
     -----------------------------          ------------------------------------
Howard Safenowitz                      Warren G. Wintrub
Director                               Director
March 12, 2004                         March 12, 2004