Form 10-Q
period 2004-03-31
GETTY REALTY CORP /MD/
filed 2004-04-28
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

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

       ------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

Registrant had outstanding 24,679,662 shares of Common Stock, par value $.01 per share, as of March 31, 2004.

                               GETTY REALTY CORP.

                                      INDEX

                                                                          Page Number
                                                                          -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 and
   December 31, 2003                                                            1

Consolidated Statements of Operations for the three
   months ended March 31, 2004 and 2003                                         2

Consolidated Statements of Cash Flows for the
   three months ended March 31, 2004 and 2003                                   3

Notes to Consolidated Financial Statements                                    4 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10 - 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk             16

Item 4. Controls and Procedures                                                16


Part II.OTHER INFORMATION

Item 2. Equity Repurchases                                                     17

Item 6. Exhibits and Reports on Form 8-K                                       17

Signatures                                                                     18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                    March 31,    December 31,
                                                      2004          2003
                                                    ---------    ------------
Assets:

Real Estate:
   Land                                             $ 143,354       $ 142,724
   Buildings and improvements                         175,482         175,498
                                                    ---------       ---------
                                                      318,836         318,222
   Less - accumulated depreciation                   (101,606)       (100,488)
                                                    ---------       ---------
      Real estate, net                                217,230         217,734
Cash and equivalents                                   18,703          19,905
Deferred rent receivable                               21,769          20,653
Recoveries from state underground storage
  tank funds, net                                       7,247           7,454
Mortgages and accounts receivable, net                  4,973           5,565
Prepaid expenses and other assets                         484             692
                                                    ---------       ---------
      Total assets                                  $ 270,406       $ 272,003
                                                    =========       =========

Liabilities and Shareholders' Equity:

Environmental remediation costs                     $  23,385       $  23,551
Dividends payable                                      10,489          10,483
Accounts payable and accrued expenses                   8,887           9,100
Mortgages payable                                         823             844
                                                    ---------       ---------
      Total liabilities                                43,584          43,978
                                                    ---------       ---------
Commitments and contingencies (Notes 6 and 7)
Shareholders' equity:
   Common stock, par value $.01 per share;
      authorized 50,000,000 shares; issued
      24,679,662 at March 31, 2004
      and 24,664,384 at December 31, 2003                 247             247
   Paid-in capital                                    257,335         257,206
   Dividends paid in excess of earnings               (30,760)        (29,428)
                                                    ---------       ---------
      Total shareholders' equity                      226,822         228,025
                                                    ---------       ---------
      Total liabilities and shareholders' equity    $ 270,406       $ 272,003
                                                    =========       =========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                             Three months ended March 31,
                                                             ----------------------------
                                                               2004                2003
                                                             --------            --------
Revenues:
  Revenues from rental properties                            $ 16,511            $ 16,677
  Other income, net                                               133                 354
                                                             --------            --------
      Total revenues                                           16,644              17,031
                                                             --------            --------
Expenses:
  Rental property expenses                                      2,521               2,912
  Environmental expenses, net                                   1,732               1,547
  General and administrative expenses                           1,377               1,293
  Depreciation expense                                          1,836               2,139
  Interest expense                                                 21                  33
                                                             --------            --------
      Total expenses                                            7,487               7,924
                                                             --------            --------
Net earnings before cumulative effect of accounting change      9,157               9,107

Cumulative effect of accounting change                              -                (550)
                                                             --------            --------
Net earnings                                                    9,157               8,557

Preferred stock dividends                                           -               1,272
                                                             --------            --------
Net earnings applicable to common shareholders               $  9,157            $  7,285
                                                             ========            ========

Net earnings per common share:
     Basic                                                   $    .37            $    .34
     Diluted                                                 $    .37            $    .34

Weighted average common shares outstanding:
     Basic                                                     24,671              21,442
     Diluted                                                   24,689              21,456

Dividends declared per share:
     Preferred                                                      -            $ .44375
     Common                                                  $  .4250            $ .41250

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      Three months ended
                                                          March 31,
                                                    ---------------------
                                                       2004       2003
                                                    ---------    --------
Cash flows from operating activities:
Net earnings                                         $  9,157    $  8,557
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation expense                                 1,836       2,139
   Deferred rental revenue                             (1,116)     (1,408)
   Gain on dispositions of real estate                      -        (126)
   Accretion expense                                      215         248
   Cumulative effect of accounting change                   -         550
Changes in assets and liabilities:
   Recoveries from state underground storage
     tank funds, net                                      335       1,620
   Mortgages and accounts receivable, net                 386         328
   Prepaid expenses and other assets                      208          68
   Environmental remediation costs                       (509)     (1,443)
   Accounts payable and accrued expenses                 (213)       (554)
                                                     --------    --------
       Net cash provided by operating activities       10,299       9,979
                                                     --------    --------
Cash flows from investing activities:
   Collections of mortgages receivable, net               206         187
   Property acquisitions and capital expenditures      (1,332)       (939)
   Proceeds from dispositions of real estate                -         391
                                                     --------    --------

       Net cash used in investing activities           (1,126)       (361)
                                                     --------    --------
Cash flows from financing activities:
   Cash dividends paid                                (10,483)    (10,379)
   Repayment of mortgages payable                         (21)        (18)
   Proceeds from issuance of common stock                 129           1
                                                     --------    --------

       Net cash used in financing activities          (10,375)    (10,396)
                                                     --------    --------

Net decrease in cash and equivalents                   (1,202)       (778)
Cash and equivalents at beginning of period            19,905      33,726
                                                     --------    --------

Cash and equivalents at end of period                $ 18,703    $ 32,948
                                                     ========    ========

Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
       Interest                                      $     21    $     33
       Income taxes, net                                   95         396
       Recoveries from state underground
         storage tank funds                              (188)       (454)
       Environmental remediation costs                  1,181       1,217

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

         The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. Earnings per Common Share:

         Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options in the amount of 18,000 and 14,000 shares for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2003, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the two class method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share. There were no preferred shares outstanding during the three months ended March 31, 2004 (see note 5).

3. Stock-Based Compensation:

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. ("SFAS") 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123." SFAS 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The Company adopted SFAS 148 effective December 31, 2002. The Company voluntarily changed to the fair value basis of accounting for stock-based employee compensation for options granted subsequent to January 1, 2003 under its stock option plan. The Company will continue to account for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Had compensation cost for the Company's stock option plan been accounted for using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                   2004                  2003
                                                                                  ------                ------
Net earnings, as reported                                                         $9,157                $8,557
Add: Stock-based employee compensation expense included in reported net
earnings (*)                                                                           -                     -
Deduct: Total stock-based employee compensation expense using the fair
value method                                                                          23                    33
                                                                                  ------                ------

Pro-forma net earnings                                                            $9,134                $8,524
                                                                                  ======                ======
Net earnings per common share
 As reported                                                                      $  .37                $  .34
 Pro-forma                                                                        $  .37                $  .34

(*) There were no stock options granted during the three months ended March 31, 2004 or 2003.

4. Cumulative Effect of Accounting Change:

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recognized at their fair value in the period when incurred if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Due to the adoption of SFAS 143 effective January 1, 2003, accrued environmental remediation costs and recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $550,000 in 2003. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Prior to the adoption of SFAS 143 generally accepted accounting principles required that if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component. Historically, such accruals were not adjusted for inflation or discounted to present value.

5. Shareholders' Equity:

         A summary of the changes in shareholders' equity for the three months ended March 31, 2004 is as follows (in thousands):

                                                                           Dividends
                                     Common Stock                           Paid In
                                 --------------------      Paid-in         Excess Of
                                 Shares        Amount      Capital         Earnings          Total
                                 -------       ------     --------        ----------       --------
Balance, December 31, 2003        24,664         $247     $257,206          $(29,428)      $228,025

Net earnings                                                                   9,157          9,157

Common dividends                                                             (10,489)       (10,489)

Common stock issued                   15                       129                              129
                                  ------         ----     --------          --------       --------
Balance, March 31, 2004           24,679         $247     $257,335          $(30,760)      $226,822
                                  ======         ====     ========          ========       ========

         In August 2003, the Company notified holders of its Series A Participating Convertible Redeemable Preferred Stock that the preferred stock would be redeemed on September 24, 2003 for $25.00 per share plus a mandatory redemption dividend of $0.27118 per share. Prior to the redemption date, shareholders with 98% of the preferred stock exercised their right to convert 2,816,919 shares of preferred stock into 3,186,355 shares of common stock at the conversion rate of 1.1312 shares of common stock for each share of preferred stock so converted, and received cash in lieu of fractional shares of common stock. The remaining 48,849 shares of the outstanding preferred stock were redeemed for an aggregate amount, including accrued dividends through the call date, of approximately $1,234,000. The preferred stock has ceased accruing dividends and trading on the NYSE.

6. Commitments and Contingencies:

         In order to qualify as a REIT, among other items, the Company paid a special one-time "earnings and profits" (as defined in the Internal Revenue
Code) cash distribution to shareholders aggregating $64.2 million in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend.

         In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments are held in an institutional money market fund and federal agency discount notes.

         The Company leases substantially all of its properties on a long-term net basis to Marketing under a Master Lease. Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

         The Master Lease is a "triple-net" lease, with Marketing directly responsible for the cost of all taxes, maintenance, repair, insurance, environmental remediation and other operating expenses. The Company has agreed to reimburse Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements up to a maximum amount designated for each property and an aggregate maximum reimbursement of $875,000, of which $147,000 was reimbursed to Marketing and capitalized in the three months ended March 31, 2004. The Company expects to reimburse Marketing and capitalize the balance of these costs during 2004 and 2005.

         The Company has also agreed to provide limited environmental indemnification, capped at $4.25 million and expiring in 2010, to Marketing for certain pre-existing conditions at the six terminals owned by the Company. Under the indemnification agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. The Company has not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

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

         In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately 60 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Additionally, the Company believes that ChevronTexaco is contractually obligated to indemnify the Company for most of the conditions at the property identified by the New Jersey Department of Environmental Protection. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

         From October 2003 through April 2004, the Company was notified that it had been made party to 36 cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

         Prior to the spin-off of the Marketing business, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2004 and December 31, 2003, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $832,000 and $833,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

         7. Environmental Remediation Costs:

         The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In recent years, environmental expenses were principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of USTs to meet federal, state and local environmental standards. For the three months ended March 31, 2004 and 2003, net environmental expenses included in the Company's consolidated statements of operations were $1,732,000 and $1,547,000, respectively, which amounts were net of estimated recoveries from state UST remediation funds.

         Under the Master Lease with Marketing, and in accordance with leases with other tenants, the Company agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the tenant. The Company has agreed to pay all costs relating to, and to indemnify Marketing for, environmental liabilities and obligations scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

         The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates developed from prior experience with the funds when such recoveries are considered probable. Prior to the adoption of SFAS 143, effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range had been accrued for that cost component rather than the estimated fair value currently required under SFAS 143.

         Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2004, the Company has remediation action plans in place for 336 (91%) of the 369 properties for which it retained environmental responsibility and the remaining 33 properties (9%) remain in the assessment phase.

         As of March 31, 2004, December 31, 2003 and January 1, 2003, the Company had accrued $23,385,000, $23,551,000, and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2004, December 31, 2003 and January 1, 2003, the Company had also recorded $7,247,000, $7,454,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16,097,000 and $15,078,000 as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $215,000 and $248,000 of accretion expense is included in environmental expenses for the quarters ended March 31, 2004 and 2003, respectively. Environmental expenditures were $1,181,000 and $1,217,000 and recoveries from underground storage tank funds were $188,000 and $454,000 for the quarters ended March 31, 2004 and 2003, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

General

         We are a real estate investment trust specializing in the ownership and leasing of retail motor fuel and convenience store properties as well as petroleum distribution terminals. We lease 958 of our 1,028 properties on a long-term net basis under a master lease (the "Master Lease") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies. Our financial results are materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing has made all required monthly rental payments under the Master Lease when due.

         We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations ("FFO") and adjusted funds from operations ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings applicable to common shareholders before depreciation and amortization, gains or losses on sales of real estate, discontinued operations, extraordinary, items and cumulative effect of accounting change. In our case, however, net earnings and FFO include the significant impact of straight-line rent on our recognition of revenues from rental properties, which largely results from 2% annual rental increases scheduled under the Master Lease. In accordance with generally accepted accounting principles, the aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight line rent. In management's view, AFFO provides a more accurate depiction of the impact of the scheduled rent increases under the Master Lease than FFO. Neither FFO nor AFFO represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net earnings or as a measure of liquidity.

         Our discussion and analysis of financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying consolidated financial statements and related notes which appears in this Form 10-Q.

Results of Operations - Quarter ended March 31, 2004 compared with the quarter ended March 31, 2003

         Revenues from rental properties for the three months ended March 31, 2004 and 2003 were $16.5 million and $16.7 million, respectively. Approximately $14.8 million and $14.7 million of these rentals received in the three months ended March 31, 2004 and 2003, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $1.1 million and $1.4 million of deferred rental revenue recognized in the three months ended March 31, 2004 and 2003, respectively.

         Other income was $0.1 million for the three months ended March 31, 2004, a decrease of $0.2 million compared to the three months ended March 31, 2003. The decrease was due to lower gains on dispositions of properties and lower interest income.

         As a result, total revenues declined by approximately $0.4 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

         Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.5 million for the three months ended March 31, 2004, a decrease of $0.4 million from the three months ended March 31, 2003. The decrease was primarily due to a reduction in annual rent expense of $1.3 million as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003 for an aggregate purchase price of $13.0 million.

         Environmental expenses for the three months ended March 31, 2004 were $1.7 million, an increase of $0.2 million from the three months ended March 31, 2003. The increase was primarily due to $0.3 million of higher legal fees incurred in the current period, partially offset by a decrease in net change in estimated environmental costs of $0.2 million.

         General and administrative expenses for the three months ended March 31, 2004 were $1.4 million, an increase of $0.1 million as compared to the three months ended March 31, 2003.

         Depreciation and amortization for the three months ended March 31, 2004 was $1.8 million, a decrease of $0.3 million from the three months ended March 31, 2003, as a result of certain assets becoming fully depreciated and dispositions of properties.

         As a result, total expenses declined by approximately $0.4 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

         The cumulative effect of accounting change recorded in the three months ended March 31, 2003 is due to the adoption of Statement of Financial Accounting Standard No. ("SFAS") 143, effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million (see "Environmental Matters").

         Our net earnings of $9.2 million for the three months ended March 31, 2004 increased $0.6 million, or 7.0%, over the comparable period in 2003 principally due to the impact of the $0.6 million one-time accounting charge recorded in the three months ended March 31, 2003. FFO increased $1.2 million, or 11.6%, to $11.0 million for the three months ended March 31, 2004, principally due to the elimination of $1.3 million in quarterly preferred stock dividends as a result of the conversion of 98% of our then outstanding convertible preferred stock into 3.2 million common shares and the redemption of the remaining preferred shares in September 2003. AFFO increased $1.4 million, or 17%, to $9.9 million in the three months ended March 31, 2004. AFFO increased more than FFO on both a dollar and percentage basis due to $0.3 million in lower deferred rental revenues (which are included in FFO, but excluded from AFFO) recorded for the three months ended March 31, 2004 as compared to March 31, 2003.

         Diluted earnings per common share for the three months ended March 31, 2004 increased 8.8% to $0.37 per share, as compared to $0.34 per share for the three months ended March 31, 2003. Diluted FFO per common share remained flat at $0.45 in both periods, while diluted AFFO per common share increased 2.6% to $0.40 per share compared to $0.39 per share in the 2003 period. All diluted per common share amounts reflect the impact of the conversion and redemption of our outstanding preferred stock in the quarter ended September 30, 2003, except for diluted earnings per common share for the three months ended March 31, 2003, where the impact of the conversion was anti-dilutive.

         A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                           Three months ended March 31,
                                                           ----------------------------
                                                              2004               2003
                                                              ----               ----
Net earnings                                               $  9,157           $  8,557
Preferred stock dividends                                         -             (1,272)
                                                           --------           --------
Net earnings applicable to common
   shareholders                                               9,157              7,285
Depreciation expense                                          1,836              2,139
Gains on sales of real estate                                     -               (126)
Cumulative effect of accounting change                            -                550
                                                           --------           --------
Funds from operations                                        10,993              9,848
Straight-line rent                                           (1,116)            (1,408)
                                                           --------           --------
Adjusted funds from operations                             $  9,877           $  8,440
                                                           ========           ========

Diluted per common share amounts (a):
  Earnings per share                                       $    .37           $    .34
  FFO per share                                            $    .45           $    .45
  AFFO per share                                           $    .40           $    .39

Diluted weighted average number of common
    share equivalents outstanding:
  Used to calculate net earnings per
    share                                                    24,689             21,456
  Assumed conversion of preferred shares                          -              3,242
                                                           --------           --------
  Used to calculate FFO and AFFO per
    share                                                    24,689             24,698
                                                           ========           ========

(a) Diluted earnings, FFO and AFFO per common share are computed by dividing net earnings applicable to common shareholders, FFO and AFFO, respectively, by the diluted weighted average number of common share equivalents outstanding during the period. Diluted FFO and AFFO per share give effect, for the quarter ended March 31, 2003, to the dilution from the conversion of Series A Participating Convertible Redeemable Preferred Stock into common stock utilizing the two class method. Accordingly, for the quarter ended March 31, 2003, preferred stock dividends are added back to FFO and AFFO, which sums are then divided by the diluted weighted average number of common share equivalents outstanding for the period. There were no preferred shares outstanding during the quarter ended March 31, 2004.

Liquidity and Capital Resources

         Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and a short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of March 31, 2004, we had a line of credit amounting to $25.0 million, of which $0.2 million was utilized for outstanding letters of credit. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. There were no borrowings under the line of credit during the three months ended March 31, 2004 or 2003. We expect that the bank will renew the line of credit in June 2004.

         We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4250 per quarter ($1.70 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended September 30, 2003. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our common shareholders were $10.5 million for the three months ended March 31, 2004 compared to an aggregate amount of $10.4 million paid to our common and preferred shareholders during the prior year period.

         In August 2003, we called for redemption our outstanding preferred stock. Prior to the September 24, 2003 redemption date, shareholders with 98% of the preferred stock exercised their right to convert their shares of preferred stock into approximately 3.2 million shares of common stock. The remaining shares of outstanding preferred stock were redeemed for approximately $1.2 million.

         Property acquisitions and capital expenditures for the three months ended March 2004 include $1.2 million for the acquisition of three properties as well as reimbursements of $147,000 to Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements.

Critical Accounting Policies

         Our accompanying consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. We have made our best estimates, judgments and assumptions relating to certain amounts that are included in our financial statements, giving due consideration to the accounting policies selected and materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates, judgments and assumptions. Our accounting policies are described in note 1 to the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2003. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, depreciation, impairment of long-lived assets, litigation, accrued expenses and income taxes. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

Environmental Matters

         We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of March 31, 2004, we have remediation action plans in place for 336 (91%) of the 369 properties for which we retained environmental responsibility and the remaining 33 properties (9%) remain in the assessment phase.

         As of March 31, 2004, December 31, 2003 and January 1, 2003, we had accrued $23.4 million, $23.6 million, and $29.4 million respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2004, December 31, 2003 and January 1, 2003, we had also recorded $7.2 million, $7.5 million and $14.3 million respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16.1 million and $15.1 million as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of accretion expense is included in environmental expenses for each of the quarters ended March 31, 2004 and 2003. Environmental expenditures were $1.2 million during each of the quarters ended March 31, 2004 and 2003 and recoveries from underground storage tank funds were $0.2 million and $0.5 million for the respective periods. During 2004, we estimate that our net environmental remediation spending will be approximately $6.0 million. Our business plan for 2004 reflects a net change in estimated remediation costs and accretion expense of approximately $5.0 million.

         In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the quarter ended March 31, 2004 and 2003, net environmental expenses included in our consolidated statements of operations amounted to $1.7 million and $1.5 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

         Our discussion of environmental matters should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying consolidated financial statements and related notes which appear in this Form 10-Q (including notes 4, 6 and 7).

Forward Looking Statements

         Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements of to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2003 and include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of regulation; potential environmental litigation exposure; our expectations as to the cost of completing environmental remediation; and the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT and future dependence on external sources of capital.

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

         As required by Rule 13a-15(b), the Company carries out regular quarterly evaluations, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Equity Repurchases

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

 Designation of Exhibit
in this Quarterly Report
      on Form 10-Q                            Description of Exhibit
------------------------         ---------------------------------------------
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

         (b) Reports filed on Form 8-K:

         On April 22, 2004, the Company reported that it has implemented a Dividend Reinvestment/Stock Purchase Plan for Shareholders which was furnished under Item 5 "Other Matters" on Form 8-K.

         On April 27, 2004, the Company announced its earnings for the three months ended March 31, 2004, which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                                  (Registrant)

Dated: April 28, 2004                    BY: /s/ Thomas J. Stirnweis
                                             -----------------------------------
                                                    (Signature)
                                             THOMAS J. STIRNWEIS
                                             Vice President, Treasurer and
                                             Chief Financial Officer

Dated: April 28, 2004                    BY: /s/ Leo Liebowitz
                                             -----------------------------------
                                                    (Signature)
                                             LEO LIEBOWITZ
                                             President and Chief Executive
                                             Officer