Form 10-Q
period 2004-06-30
GETTY REALTY CORP /MD/
filed 2004-08-03
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

                         125 JERICHO TURNPIKE, SUITE 103
                             JERICHO, NEW YORK 11753
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Yes [X] No [ ]

Registrant had outstanding 24,679,662 shares of Common Stock, par value $.01 per share, as of June 30, 2004.

                               GETTY REALTY CORP.

                                     INDEX

                                                                                      Page Number
                                                                                      -----------
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2004 and
 December 31, 2003                                                                         1

Consolidated Statements of Operations for the three and six
 months ended June 30, 2004 and 2003                                                       2

Consolidated Statements of Cash Flows for the
 six months ended June 30, 2004 and 2003                                                   3

Notes to Consolidated Financial Statements                                               4 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                       11 - 18

Item 3. Quantitative and Qualitative Disclosures about Market Risk                        19

Item 4. Controls and Procedures                                                           19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                 20

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities                                                              20

Item 4. Submission of Matters to a Vote of Security Holders                               20

Item 6. Exhibits and Reports on Form 8-K                                                  21

Signatures                                                                                22

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  June 30,         December 31,
                                                                                    2004               2003
                                                                                -----------        ------------
Assets:

Real Estate:

   Land                                                                         $   144,357         $  142,724
   Buildings and improvements                                                       176,312            175,498
                                                                                -----------         ----------
                                                                                    320,669            318,222
   Less -- accumulated depreciation                                                (103,200)          (100,488)
                                                                                -----------         ----------
     Real estate, net                                                               217,469            217,734
Cash and equivalents                                                                 17,333             19,905
Deferred rent receivable                                                             22,884             20,653
Recoveries from state underground storage tank funds, net                             6,205              7,454
Mortgages and accounts receivable, net                                                4,039              5,565
Prepaid expenses and other assets                                                       590                692
                                                                                -----------         ----------
     Total assets                                                               $   268,520         $  272,003
                                                                                ===========         ==========

Liabilities and Shareholders' Equity:

Environmental remediation costs                                                 $    22,588         $   23,551
Dividends payable                                                                    10,489             10,483
Accounts payable and accrued expenses                                                 8,946              9,100
Mortgages payable                                                                       864                844
                                                                                -----------         ----------
     Total liabilities                                                               42,887             43,978
                                                                                -----------         ----------
Commitments and contingencies (Notes 6 and 7)
Shareholders' equity:
   Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,679,662 at June 30, 2004 and 24,664,384
     at December 31, 2003                                                               247                247
   Paid-in capital                                                                  257,268            257,206
   Dividends paid in excess of earnings                                             (31,882)           (29,428)
                                                                                -----------         ----------
     Total shareholders' equity                                                     225,633            228,025
                                                                                -----------         ----------
     Total liabilities and shareholders' equity                                 $   268,520         $  272,003
                                                                                ===========         ==========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                              Three months ended June 30,       Six months ended June 30,
                                              --------------------------        -------------------------
                                                 2004             2003           2004              2003
                                                -------          -------        -------          --------
Revenues:
   Revenues from rental properties              $16,443          $16,672        $32,954          $ 33,349
   Other income, net                                296              409            429               763
                                                -------          -------        -------          --------
     Total revenues                              16,739           17,081         33,383            34,112
                                                -------          -------        -------          --------

Expenses:
   Rental property expenses                       2,487            2,672          5,008             5,584
   Environmental expenses, net                    1,783            2,166          3,515             3,713
   General and administrative expenses            1,255              607          2,632             1,900
   Depreciation expense                           1,828            2,172          3,664             4,311
   Interest expense                                  19               33             40                66
                                                -------          -------        -------          --------
     Total expenses                               7,372            7,650         14,859            15,574
                                                -------          -------        -------          --------
Net earnings before cumulative effect of
  accounting change                               9,367            9,431         18,524            18,538

Cumulative effect of accounting change                -                -              -              (550)
                                                -------          -------        -------          --------
Net earnings                                      9,367            9,431         18,524            17,988

Less preferred stock dividends                        -            1,253              -             2,525
                                                -------          -------        -------          --------
Net earnings applicable to common
  shareholders                                  $ 9,367          $ 8,178        $18,524          $ 15,463
                                                =======          =======        =======          ========

Net earnings per common share:
   Basic                                        $   .38          $   .38        $   .75          $    .72
   Diluted                                      $   .38          $   .38        $   .75          $    .72

Weighted average common shares outstanding:
   Basic                                         24,680           21,498         24,675            21,470
   Diluted                                       24,692           21,508         24,690            21,482

Dividends declared per share:
   Common                                       $.42500          $.41250        $.85000          $ .82500
   Preferred                                          -          $.44375              -          $ .88750

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six months ended June 30,
                                                                                ----------------------------
                                                                                   2004               2003
                                                                                ---------           --------
Cash flows from operating activities:
Net earnings                                                                    $  18,524           $ 17,988
Adjustments to reconcile net earnings to
 net cash provided by operating activities:

   Depreciation expense                                                             3,664              4,311
   Deferred rental revenue                                                         (2,231)            (2,816)
   Gain on dispositions of real estate                                               (146)              (294)
   Accretion expense                                                                  462                496
   Cumulative effect of accounting change                                               -                550
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net                        1,483              2,746
   Mortgages and accounts receivable, net                                             679                776
   Prepaid expenses and other assets                                                  102                350
   Environmental remediation costs                                                 (1,659)            (2,823)
   Accounts payable and accrued expenses                                             (154)              (507)
                                                                                ---------           --------
      Net cash provided by operating activities                                    20,724             20,777
                                                                                ---------           --------
Cash flows from investing activities:
   Collections of mortgages receivable, net                                           847                547
   Property acquisitions and capital expenditures                                  (3,643)           (13,631)
   Proceeds from dispositions of real estate                                          390                715
                                                                                ---------           --------
      Net cash used in investing activities                                        (2,406)           (12,369)
                                                                                ---------           --------
Cash flows from financing activities:
   Cash dividends paid                                                            (20,972)           (20,496)
   Proceeds from (repayment of) mortgages payable, net                                 20                (37)
   Proceeds from issuance of common stock                                              62                285
                                                                                ---------           --------
      Net cash used in financing activities                                       (20,890)           (20,248)
                                                                                ---------           --------

Net decrease in cash and equivalents                                               (2,572)           (11,840)
Cash and equivalents at beginning of period                                        19,905             33,726
                                                                                ---------           --------
Cash and equivalents at end of period                                           $  17,333           $ 21,886
                                                                                =========           ========
Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:
      Interest                                                                  $      40           $     66
      Income taxes, net                                                               188                671
      Recoveries from state underground storage tank funds                           (987)              (908)
      Environmental remediation costs                                               2,710              3,020

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

2.       Earnings Per Common Share:

         Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options and issuance of common shares in settlement of restricted stock unit awards in the amount of 12,000 and 15,000 shares for the three and six months ended June 30, 2004 and 10,000 and 12,000 shares for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2003, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the two class method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share. There were no preferred shares outstanding during the three and six months ended June 30, 2004 (see note 5).

3.       Stock-Based Compensation:

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. ("SFAS") 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123." SFAS 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The Company adopted SFAS 148 effective December 31, 2002. The Company voluntarily changed to the fair value basis of accounting for stock-based employee compensation for awards granted subsequent to January 1, 2003. On June 1, 2004, the Company granted 10,800 restricted stock units under its 2004 Omnibus Incentive Compensation Plan (the "2004 Plan") following shareholder approval of the 2004 Plan at the Annual Meeting of Shareholders on May 20, 2004 (see note 8). There were no stock options granted under the Stock Option Plan subsequent to January 1, 2003. The Company will continue to account for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Had compensation cost for the Company's stock option plan been accounted for using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                               Three months ended          Six months ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                              2004            2003         2004          2003
                                             ------          ------      -------        -------
Net earnings, as reported                    $9,367          $9,431      $18,524        $17,988

Add: Stock-based employee compensation
  expense included in reported net
  earnings                                        4               -            4              -

Deduct: Total stock-based employee
  compensation expense using the fair
  value  method                                  27              33           50             66
                                             ------          ------      -------        -------
Pro-forma net earnings                       $9,344          $9,398      $18,478        $17,922
                                             ======          ======      =======        =======

Net earnings per common share:
  As reported                                $  .38          $  .38      $   .75        $   .72
  Pro-forma                                  $  .38          $  .38      $   .75        $   .72

4.       Cumulative Effect of Accounting Change:

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recognized at their fair value in the period when incurred if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Due to the adoption of SFAS 143 effective January 1, 2003, accrued environmental remediation costs and recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $550,000 in the six months ended June 30, 2003. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Prior to the adoption of SFAS 143, generally accepted accounting principles required that if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component. Historically, such accruals were not adjusted for inflation or discounted to present value.

5.       Shareholders' Equity:

         A summary of the changes in shareholders' equity for the six months ended June 30, 2004 is as follows (in thousands):


                                                                  Dividends
                                  Common Stock                     Paid In
                                -----------------    Paid-in      Excess Of
                                Shares     Amount    Capital       Earnings        Total
                                ------     ------    --------      --------       --------
Balance, December 31, 2003      24,664      $247     $257,206      $(29,428)      $228,025

Net earnings                                                         18,524         18,524

Common dividends                                                    (20,978)       (20,978)

Restricted stock unit
expense                                                     4                            4

Common stock issued                 16                     58                           58
                                ------      ----     --------      --------       --------
Balance, June 30, 2004          24,680      $247     $257,268      $(31,882)      $225,633
                                ======      ====     ========      =========      ========

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

         The Company leases substantially all of its properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a Master Lease. Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

         The Master Lease is a "triple-net" lease, with Marketing directly responsible for the cost of all taxes, maintenance, repair, insurance, environmental remediation and other operating expenses. The Company has agreed to reimburse Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements up to a maximum amount designated for each property and an aggregate maximum reimbursement of $875,000, of which $147,000 was reimbursed to Marketing and capitalized in the six months ended June 30, 2004. The Company expects to reimburse Marketing and capitalize the balance of these costs during 2004 and 2005.

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

         Prior to the spin-off of the Marketing business, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2004 and December 31, 2003, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $819,000 and $833,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

         7. Environmental Remediation Costs:

         The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In recent years, environmental expenses were principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of USTs to meet federal, state and local environmental standards. For the three and six months ended June 30, 2004, net environmental expenses included in the Company's consolidated statements of operations were $1,783,000 and $3,515,000, respectively, and $2,166,000 and $3,713,000, respectively, for the comparable prior year periods, which amounts were net of estimated recoveries from state UST remediation funds.

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

         Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2004, the Company has remediation action plans in place for 329 (91%) of the 361 properties for which it retained environmental responsibility and the remaining 32 properties (9%) remain in the assessment phase.

         As of June 30, 2004, December 31, 2003 and January 1, 2003, the Company had accrued $22,588,000, $23,551,000, and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2004, December 31, 2003 and January 1, 2003, the Company had also recorded $6,205,000, $7,454,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16,097,000 and $15,078,000 as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $462,000 and $496,000, respectively, of accretion expense is included in environmental expenses for the six months ended June 30, 2004 and 2003. Environmental expenditures were $2,710,000 and recoveries from underground storage tank funds were $987,000 for the six months ended June 30, 2004.

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

         8. Employee Benefit Plans

         The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the "2004 Plan") became effective upon its approval at the Annual Meeting of Shareholders held May 20, 2004. The 2004 Plan provides for the grant of restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. The 2004 Plan authorizes the Company to grant an aggregate of 1,000,000 shares of common stock through 2014. The aggregate maximum number of shares of common stock that may be subject to awards granted under the 2004 Plan during any calendar year is 80,000.

         On June 1, 2004 the Company awarded 10,800 restricted stock units ("RSUs") and dividend equivalents to employees. On the settlement date the RSUs have a value equal to one share of common stock and may be settled, in the sole discretion of the Compensation Committee, in cash or by the issuance of such share. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock at termination of employment. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty percent of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividend paid per common share paid multiplied by the number of RSUs vested as of the dividend payment date assuming that the RSUs vest starting three months from the date of grant, on a cumulative basis at the quarterly rate of five percent of the total number of RSUs covered by the award. The fair value of the RSUs granted on June 1, 2004 was estimated at $19.91 per unit on the date of grant. The fair value of the grant, aggregating approximately $215,000, will be recognized as compensation expense ratably over the five year vesting period of the RSUs. Dividend equivalents will be charged against retained earnings when common stock dividends are declared.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         We are a real estate investment trust specializing in the ownership and leasing of retail motor fuel and convenience store properties as well as petroleum distribution terminals. We lease 951 of our 1,018 properties on a long-term net basis under a master lease (the "Master Lease") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies. Our financial results are materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing has made all required monthly rental payments under the Master Lease when due.

         We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations ("FFO") and adjusted funds from operations ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings applicable to common shareholders before depreciation and amortization, gains or losses on sales of real estate, discontinued operations, extraordinary, items and cumulative effect of accounting change. In our case, however, net earnings and FFO include the significant impact of straight-line rent on our recognition of revenues from rental properties, which largely results from 2% annual rental increases scheduled under the Master Lease. In accordance with generally accepted accounting principles, the aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight line rent. In management's view, AFFO provides a more accurate depiction of the impact of the scheduled rent increases under the Master Lease than FFO. Neither FFO nor AFFO represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net earnings or as a measure of liquidity. FFO and AFFO are reconciled to net earnings in the financial table on page 15.

         Our discussion and analysis of financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying consolidated financial statements and related notes which appears in this Form 10-Q.

Results of Operations -- Quarter ended June 30, 2004 compared with the quarter ended June 30, 2003

         Revenues from rental properties for the three months ended June 30, 2004 and 2003 were $16.4 million and $16.7 million, respectively. Approximately $14.7 million of these rentals received in each of the three months ended June 30, 2004 and 2003 were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $1.1 million and $1.4 million of deferred rental revenue recognized in the three months ended June 30, 2004 and 2003, respectively.

         Other income was $0.3 million for the three months ended June 30, 2004, a decrease of $0.1 million as compared to the three months ended June 30, 2003. The decrease was due to lower gains on dispositions of properties.

         As a result, total revenues declined by approximately $0.4 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

         Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.5 million for the three months ended June 30, 2004, a decrease of $0.2 million from the three months ended June 30, 2003. The decrease was primarily due to a reduction in rent expense as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003.

         Environmental expenses for the three months ended June 30, 2004 were $1.8 million, a decrease of $0.4 million from the three months ended June 30, 2003, due to a decrease in net change in estimated environmental costs partially offset by $0.1 million of higher litigation expenses incurred in the current period.

         General and administrative expenses for the three months ended June 30, 2004 were $1.3 million, an increase of $0.6 million as compared to the three months ended June 30, 2003. The increase was primarily caused by a $0.5 million credit recorded in the three months ended June 30, 2003 to reduce insurance loss reserves that were established under the Company's self-insurance program that was terminated in 1997.

         Depreciation expense for the three months ended June 30, 2004 was $1.8 million, a decrease of $0.3 million from the three months ended June 30, 2003, as a result of certain assets becoming fully depreciated and dispositions of properties.

         As a result, total expenses declined by approximately $0.3 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

         Our net earnings of $9.4 million for the three months ended June 30, 2004 were comparable to the prior year period. FFO increased $0.9 million, or 8.5%, to $11.0 million for the three months ended June 30, 2004, principally due to the elimination of $1.3 million in quarterly preferred stock dividends as a result of the conversion of 98% of our outstanding convertible preferred stock into 3.2 million common shares and the redemption of the remaining preferred shares in September 2003. AFFO increased $1.2 million, or 13.2%, to $9.9 million in the three months ended June 30, 2004. AFFO increased more than FFO on both a dollar and percentage basis due to $0.3 million in lower deferred rental revenues (which are included in FFO, but excluded from AFFO) recorded for the three months ended June 30, 2004 as compared to June 30, 2003.

         Diluted earnings per common share of $0.38 for the three months ended June 30, 2004 were comparable to the prior year period. Diluted FFO per common share for the three months ended June 30, 2004 decreased to $0.45 per share, as compared to $0.46 per share for the three months ended June 30, 2003, while diluted AFFO per common share decreased to $0.40 per share compared to $0.41 per share in the 2003 period. FFO and AFFO increased, but decreased on a per share basis when compared to the prior year period since the diluted per share amounts for 2004 reflect the actual September 2003 conversion and redemption of our preferred stock discussed above and the 2003 per share amounts reflect the assumed conversion of our outstanding preferred stock using the two class method. Accordingly, preferred stock dividends were added back to FFO and AFFO in calculating FFO and AFFO per share amounts for the three months ended June 30, 2003. The impact of the assumed conversion would have been anti-dilutive in calculating diluted earnings per common share for the three months ended June 30, 2003, and therefore was not assumed.

Results of Operations -- Six months ended June 30, 2004 compared with the six months ended June 30, 2003

         Revenues from rental properties for the six months ended June 30, 2004 and 2003 were $33.0 million and $33.3 million, respectively. Approximately $29.5 million and $29.4 million of these rentals received in the six months ended June 30, 2004 and 2003, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include $2.2 million and $2.8 million of deferred rental revenue recognized in the six months ended June 30, 2004 and 2003, respectively.

         Other income was $0.4 million for the six months ended June 30, 2004, a decrease of $0.3 million compared to the six months ended June 30, 2003. The decrease was due to lower gains on dispositions of properties and lower interest income.

         As a result, total revenues declined by approximately $0.7 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

         Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $5.0 million for the six months ended June 30, 2004, a decrease of $0.6 million from the six months ended June 30, 2003. The decrease was primarily due to a reduction in rent expense as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003.

         Environmental expenses for the six months ended June 30, 2004 were $3.5 million, a decrease of $0.2 million from the six months ended June 30, 2003. The decrease was primarily due to a decrease in the net change in estimated environmental costs of $0.6 million partially offset by $0.4 million of higher litigation expenses incurred in the current period

         General and administrative expenses for the six months ended June 30, 2004 were $2.6 million, an increase of $0.7 million as compared to the six months ended June 30, 2003. The increase was primarily caused by a $0.5 million credit recorded in the six months ended June 30, 2003 to reduce insurance loss reserves that were established under the Company's self-insurance program that was terminated in 1997.

         Depreciation expense for the six months ended June 30, 2004 was $3.7 million, a decrease of $0.6 million from the six months ended June 30, 2003, as a result of certain assets becoming fully depreciated and dispositions of properties.

         As a result, total expenses declined by approximately $0.7 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

         The cumulative effect of accounting change recorded in the six months ended June 30, 2003 is due to the adoption of Statement of Financial Accounting Standard No. ("SFAS") 143, effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million (see "Environmental Matters").

         Our net earnings of $18.5 million for the six months ended June 30, 2004 increased $0.5 million, or 3.0%, over the comparable period in 2003 due to the items discussed above and the impact of the $0.6 million one-time accounting charge recorded in the prior period. FFO increased $2.0 million, or 10.0%, to $22.0 million for the six months ended June 30, 2004, principally due to the elimination of $2.5 million in preferred stock dividends as a result of the conversion of 98% of our outstanding convertible preferred stock into 3.2 million common shares and the redemption of the remaining preferred shares in September 2003. AFFO increased $2.6 million, or 15.1%, to $19.8 million in the six months ended June 30, 2004. AFFO increased more than FFO on both a dollar and percentage basis due to $0.6 million in lower deferred rental revenues (which are included in FFO, but excluded from AFFO) recorded for the six months ended June 30, 2004 as compared to June 30, 2003.

         Diluted earnings per common share for the six months ended June 30, 2004 increased 4.2% to $0.75 per share, as compared to $0.72 per share for the six months ended June 30, 2003. Diluted FFO per common share for the six months ended June 30, 2004 decreased 2.2% to $0.89 per share, as compared to $0.91 per share for the six months ended June 30, 2003, while diluted AFFO per common share of $0.80 per share was comparable to the prior year period. FFO and AFFO increased, but decreased or was unchanged, respectively, on a per share basis when compared to the prior year period since the diluted per share amounts for 2004 reflect the actual September 2003 conversion and redemption of our preferred shares discussed above and the per share amounts for 2003 reflect the assumed conversion of our outstanding preferred stock using the two class method. Accordingly, preferred stock dividends were added back to FFO and AFFO in calculating FFO and AFFO per share amounts for the six months ended June 30, 2003. The impact of the assumed conversion would have been anti-dilutive in calculating diluted earnings per common share for the six months ended June 30, 2003, and therefore was not assumed.

         A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):


                                                                Three months ended June 30,               Six months ended June 30,
                                                                ---------------------------               -------------------------
                                                                  2004             2003                   2004             2003
                                                                --------          -------                -------         --------
Net earnings                                                    $  9,367          $ 9,431                $18,524         $ 17,988
Preferred stock dividends                                              -           (1,253)                     -           (2,525)
                                                                --------          -------                -------         --------
Net earnings applicable to common
   shareholders                                                    9,367            8,178                 18,524           15,463

Depreciation expense                                               1,828            2,172                  3,664            4,311

Gains on sales of real estate                                       (146)            (168)                  (146)            (294)

Cumulative effect of accounting change                                 -                -                      -              550
                                                                --------          -------                -------         --------
Funds from operations                                             11,049           10,182                 22,042           20,030

Straight-line rent                                                (1,115)          (1,408)                (2,231)          (2,816)
                                                                --------          -------                -------         --------
Adjusted funds from operations                                  $  9,934          $ 8,774                $19,811         $ 17,214
                                                                ========          =======                =======         ========

Diluted per common share amounts (a):
   Earnings per share                                           $    .38          $   .38                $   .75         $    .72
   FFO per share                                                $    .45          $   .46                $   .89         $    .91
   AFFO per share                                               $    .40          $   .41                $   .80         $    .80

Diluted weighted average number of common
  share equivalents outstanding:
  Used to calculate net earnings per share                        24,692           21,508                 24,690           21,482
  Assumed conversion of preferred shares                               -            3,194                      -            3,218
                                                                --------          -------                -------         --------
  Used to calculate FFO and AFFO per share                        24,692           24,702                 24,690           24,700
                                                                ========          =======                =======         ========

(a) Diluted earnings, FFO and AFFO per common share are computed by dividing net earnings applicable to common shareholders, FFO and AFFO, respectively, by the diluted weighted average number of common share equivalents outstanding during the period. Diluted FFO and AFFO per share give effect, for the three and six months ended June 30, 2003, to the dilution from the conversion of Series A Participating Convertible Redeemable Preferred Stock into common stock utilizing the two class method. Accordingly, for the three and six months ended June 30, 2003, preferred stock dividends are added back to FFO and AFFO, which sums are then divided by the diluted weighted average number of common share equivalents outstanding for the period. There were no preferred shares outstanding during the three and six months ended June 30, 2004.

Liquidity and Capital Resources

         Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and a short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met with cash flows from operations, available cash and equivalents and the credit line. As of June 30, 2004, we had a $25.0 million line of credit, of which $0.2 million was utilized for outstanding letters of credit. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. There were no borrowings under the line of credit during the six months ended June 30, 2004 or 2003. The line of credit is subject to annual renewal in June 2005 at the discretion of the bank.

         We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4250 per quarter ($1.70 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended September 30, 2003. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our common shareholders were $21.0 million for the six months ended June 30, 2004 compared to an aggregate amount of $20.5 million paid to our common and preferred shareholders during the prior year period.

         In August 2003, we called for redemption our outstanding preferred stock. Prior to the September 24, 2003 redemption date, shareholders with 98% of the preferred stock exercised their right to convert their shares of preferred stock into approximately 3.2 million shares of common stock. The remaining shares of outstanding preferred stock were redeemed for approximately $1.2 million.

         Property acquisitions and capital expenditures for the six months ended June 2004 include $3.5 million for the acquisition of eight properties as well as reimbursements of $147,000 to Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements.

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

Environmental Matters

         We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of June 30, 2004, we have remediation action plans in place for 329 (91%) of the 361 properties for which we retained environmental responsibility and the remaining 32 properties (9%) remain in the assessment phase.

         As of June 30, 2004, December 31, 2003 and January 1, 2003, we had accrued $22.6 million, $23.6 million, and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2004, December 31, 2003 and January 1, 2003, we had also recorded $6.2 million, $7.5 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16.1 million and $15.1 million as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $0.5 million of accretion expense is included in environmental expenses for each of the six month periods ended June 30, 2004 and 2003. Environmental expenditures were $2.7 million and $3.0 million, respectively, and recoveries from underground storage tank funds were $1.0 million for each of the six month periods ended June 30, 2004 and 2003. During 2004, we estimate that our net environmental remediation spending will be approximately $6.0 million. Our business plan for 2004 reflects a net change in estimated remediation costs and accretion expense of approximately $5.0 million.

         In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Net environmental expenses included in our consolidated statements of operations for the three and six months ended June 30, 2004, amounted to $1.8 million and $3.5 million, respectively, as compared to $2.2 million and $3.7 million, respectively, for the comparable prior year periods, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

         As required by Rule 13a-15(b), the Company carries out regular quarterly evaluations, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2004.

         There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

         In 1995, Pennsauken Solid Waste Management Authority, its successor-in-interest, the Pollution Control Financing Authority of Camden County and the Township of Pennsauken, New Jersey commenced an action for unspecified amounts against certain defendants for all costs and damages claimed to have been incurred for the remediation of the Pennsauken Sanitary Landfill. The claims against us were settled in November 2003, in exchange for a payment of $5,000 made in June 2004.

         In 1997, the State of Rhode Island commenced an action against us to recover damages resulting from an accident which occurred in March 1994, regarding an oil tanker truck which tipped over and exploded in Providence, RI. The State alleged damages to the highway area as well as the surrounding area and nearby overpass. The case was dismissed in June 2004.

         In July 1999, the New Jersey Department of Environmental Protection ("NJDEP") issued a Directive and Notice to Insurers to several parties, including the Company regarding environmental contamination at a retail motor fuel property located in New Jersey. We signed an Administrative Consent Order and settlement agreement with our insurers in December 2003 that calls for the insurers paying the State, under a reservation of rights, for past costs and taking over responsibility for the completion of the remediation. The settlement agreement called for us to pay $70,000 to the State and $15,000 toward the settlement that the insurers reached with the State regarding natural resource damages. These payments were made in May 2004.

         In August 2000, the State of New York commenced an action against us in the New York State Supreme Court in Albany County, seeking reimbursement of costs claimed to have been incurred to clean up a gasoline release that occurred in 1987. The matter was settled in June 2004, in exchange for a payment of $580,000, made in July 2004.

       Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                  None.

       Item 4. Submission of Matters to a Vote of Security Holders

                  Reference is made to our May 21, 2004 filing on Form 8-K, described in item 6(b) below.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Designation of Exhibit
in this Quarterly Report
     on Form 10-Q                          Description of Exhibit
     ------------                          ----------------------
         10.1                2004 Omnibus Incentive Compensation Plan (filed
                               as Appendix B to  Company's 2004 Definitive Proxy
                               Statement on Schedule 14A, filed on April 9,
                               2004 (File No. 001-13777) and incorporated herein by
                               reference).

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

     (b) Reports filed on Form 8-K:

     On April 22, 2004, the Company reported that it has implemented a Dividend Reinvestment/Stock Purchase Plan for Shareholders, which was filed under Item 5 "Other Matters" on Form 8-K.

     On April 27, 2004, the Company announced its earnings for the three months ended March 31, 2004, which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K.

     On May 21, 2004, the Company reported the declaration of a quarterly stock dividend, the results of the election of directors and officers and the approval of the Company's Omnibus Incentive Compensation Plan, which were filed under Item 5 "Other Matters" on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)

      Dated: August 3, 2004                  BY: /s/ Thomas J. Stirnweis
                                                 -----------------------
                                                        (Signature)
                                                 THOMAS J. STIRNWEIS
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

      Dated: August 3, 2004                  BY: /s/ Leo Liebowitz
                                                 -----------------
                                                    (Signature)
                                                 LEO LIEBOWITZ
                                                 Chairman and Chief Executive
                                                 Officer