Form 10-Q
period 2004-09-30
GETTY REALTY CORP /MD/
filed 2004-11-09
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Yes [X] No [ ]

Registrant had outstanding 24,683,429 shares of Common Stock, par value $.01 per share, as of September 30, 2004.

                               GETTY REALTY CORP.

                                      INDEX

                                                                                       Page Number
                                                                                       -----------
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2004 and
   December 31, 2003                                                                         1

Consolidated Statements of Operations for the Three and Nine
   Months ended September 30, 2004 and 2003                                                  2

Consolidated Statements of Cash Flows for the
   Nine Months ended September 30, 2004 and 2003                                             3

Notes to Consolidated Financial Statements                                              4 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                      12 - 20

Item 3. Quantitative and Qualitative Disclosures about Market Risk                          21

Item 4. Controls and Procedures                                                             21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                   22

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                                               23

Item 4. Submission of Matters to a Vote of Security Holders                                 23

Item 6. Exhibits and Reports on Form 8-K                                                    24

Signatures                                                                                  25

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                        September 30,   December 31,
                                                                        -------------   ------------
                                                                            2004            2003
                                                                        -------------   ------------
Assets:

Real Estate:
   Land                                                                 $    144,294    $    142,724
   Buildings and improvements                                                176,308         175,498
                                                                        ------------    ------------
                                                                             320,602         318,222
   Less - accumulated depreciation                                          (104,934)       (100,488)
                                                                        ------------    ------------
     Real estate, net                                                        215,668         217,734

Deferred rent receivable                                                      23,997          20,653
Cash and equivalents                                                          12,858          19,905
Recoveries from state underground storage tank funds, net                      5,995           7,454
Deposits on property acquisitions                                              4,963               -
Mortgages and accounts receivable, net                                         3,411           5,565
Prepaid expenses and other assets                                                532             692
                                                                        ------------    ------------
     Total assets                                                       $    267,424    $    272,003
                                                                        ============    ============

Liabilities and Shareholders' Equity:

Environmental remediation costs                                         $     21,908    $     23,551
Dividends payable                                                             10,490          10,483
Accounts payable and accrued expenses                                          9,364           9,100
Mortgages payable                                                                528             844
                                                                        ------------    ------------
     Total liabilities                                                        42,290          43,978
                                                                        ------------    ------------
Commitments and contingencies (Notes 6 and 7)
Shareholders' equity:

   Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,683,429 at September 30,
     2004 and 24,664,384 at December 31, 2003                                    247             247
   Paid-in capital                                                           257,290         257,206
   Dividends paid in excess of earnings                                      (32,403)        (29,428)
                                                                        ------------    ------------
     Total shareholders' equity                                              225,134         228,025
                                                                        ------------    ------------
     Total liabilities and shareholders' equity                         $    267,424    $    272,003
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                     Three months ended                        Nine months ended
                                                        September 30,                              September 30,
                                                     -------------------                       -------------------
                                                       2004       2003                           2004       2003
                                                     --------   --------                       --------   --------
Revenues:
   Revenues from rental properties                   $ 16,425   $ 16,676                       $ 49,379   $ 50,025
   Other income, net                                      323        475                            752      1,238
                                                     --------   --------                       --------   --------
     Total revenues                                    16,748     17,151                         50,131     51,263
                                                     --------   --------                       --------   --------
 Expenses:

   Rental property expenses                             2,462      2,573                          7,470      8,157
   Environmental expenses, net                          1,049      1,868                          4,564      5,581
   General and administrative expenses                  1,492      1,128                          4,124      3,028
   Depreciation expense                                 1,764      2,083                          5,428      6,394
   Interest expense                                        12         32                             52         98
                                                     --------   --------                       --------   --------
     Total expenses                                     6,779      7,684                         21,638     23,258
                                                     --------   --------                       --------   --------
Net earnings before cumulative effect of
  accounting change                                     9,969      9,467                         28,493     28,005

Cumulative effect of accounting change                      -          -                              -       (550)
                                                     --------   --------                       --------   --------
Net earnings                                            9,969      9,467                         28,493     27,455

Less preferred stock dividends                              -         13                              -      2,538
                                                     --------   --------                       --------   --------
Net earnings applicable to common
  shareholders                                       $  9,969   $  9,454                       $ 28,493   $ 24,917
                                                     ========   ========                       ========   ========

Net earnings per common share:

   Basic                                             $    .40   $    .38                       $   1.15   $   1.11
   Diluted                                           $    .40   $    .38                       $   1.15   $   1.11

Weighted average common shares outstanding:

   Basic                                               24,680     24,703                         24,677     22,530
   Diluted                                             24,701     24,726                         24,694     22,546

Dividends declared per share:
   Common                                            $ .42500   $ .42500                       $1.27500   $1.25000
   Preferred                                                -   $ .27118                              -   $1.15868

   The accompanying notes are an integral part of these financial statements.

                      GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                    --------------------
                                                                      2004        2003
                                                                    --------    --------
Cash flows from operating activities:
Net earnings                                                        $ 28,493    $ 27,455
Adjustments to reconcile net earnings to
 net cash provided by operating activities:

   Depreciation expense                                                5,428       6,394
   Deferred rental revenue                                            (3,344)     (4,225)
   Gain on dispositions of real estate                                  (334)       (625)
   Accretion expense                                                     711         743
   Cumulative effect of accounting change                                  -         550
Changes in assets and liabilities:

   Recoveries from state underground storage tank funds, net           1,818       4,516
   Mortgages and accounts receivable, net                                591         440
   Prepaid expenses and other assets                                     160         289
   Environmental remediation costs                                    (2,713)     (4,155)
   Accounts payable and accrued expenses                                 264        (759)
                                                                    --------    --------
      Net cash provided by operating activities                       31,074      30,623
                                                                    --------    --------

Cash flows from investing activities:

   Collections of mortgages receivable, net                            1,563       1,307
   Property acquisitions and capital expenditures                     (8,632)    (13,786)
   Proceeds from dispositions of real estate                             641       1,126
                                                                    --------    --------
      Net cash used in investing activities                           (6,428)    (11,353)
                                                                    --------    --------

Cash flows from financing activities:

   Cash dividends paid                                               (31,461)    (30,635)
   Repayment of mortgages payable                                       (316)        (58)
   Proceeds from issuance of common stock                                 84         231
   Preferred stock conversion and redemption                               -      (1,224)
                                                                    --------    --------
      Net cash used in financing activities                          (31,693)    (31,686)
                                                                    --------    --------

Net decrease in cash and equivalents                                  (7,047)    (12,416)
Cash and equivalents at beginning of period                           19,905      33,726
                                                                    --------    --------

Cash and equivalents at end of period                               $ 12,858    $ 21,310
                                                                    ========    ========

Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:

      Interest                                                      $     49    $     98
      Income taxes, net                                                  373         811
      Recoveries from state underground storage tank funds            (1,532)     (1,583)
      Environmental remediation costs                                  4,271       4,467

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

      The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, net, environmental remediation costs, depreciation, and impairment of long-lived assets, litigation, accrued expenses and income taxes.

      The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Earnings Per Common Share:

      Basic earnings per common share is computed by dividing net earnings less preferred dividends by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2003 gives effect to conversion of Series A Participating Convertible Redeemable Preferred stock into 3,186,000 shares of common stock as if the conversion had occurred at the beginning of the period (see note 5). For the nine months ended September 30, 2003, conversion of the Series A Participating Convertible Redeemable Preferred stock into common stock utilizing the two class method would have been antidilutive and therefore conversion was not assumed for purposes of computing either basic or diluted earnings per common share. There were no preferred shares outstanding during the three and nine months ended September 30, 2004. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options and issuance of common shares in settlement of restricted stock unit awards aggregating 21,000 and 17,000 shares for the three and nine months ended September 30, 2004, respectively, and 23,000 and 16,000 shares for the three and nine months ended September 30,

2003, respectively.

3.    Stock-Based Compensation:

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard No. ("SFAS") 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The Company adopted SFAS 148 effective December 31, 2002. The Company voluntarily changed to the fair value basis of accounting for stock-based employee compensation for awards granted subsequent to January 1, 2003. On June 1, 2004, the Company granted 10,800 restricted stock units under its 2004 Omnibus Incentive Compensation Plan (the "2004 Plan") following shareholder approval of the 2004 Plan at the Annual Meeting of Shareholders on May 20, 2004 (see note 8). There were no stock options granted under the Stock Option Plan on or subsequent to January 1, 2003. The Company will continue to account for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Historically, the exercise price of options granted by the Company was the same as the market price at the grant date and stock-based compensation expense was not included in reported net earnings. Had compensation cost for the Company's stock option plan been accounted for using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                           Three months ended  Nine months ended
                                             September 30,       September 30,
                                           ------------------  -----------------
                                             2004      2003      2004      2003
                                             ----      ----      ----      ----
Net earnings, as reported                  $  9,969  $  9,467  $ 28,493  $ 27,455
Add: Stock-based employee  compensation
  expense included in reported net
  earnings (*)                                   10         -        14         -
Deduct: Total stock-based employee
  compensation expense using the fair
  value  method                                  33        33        83        99
                                           --------  --------  --------  --------
Pro-forma net earnings                     $  9,946  $  9,434  $ 28,424  $ 27,356
                                           ========  ========  ========  ========

Net earnings per common share:

  As reported                              $    .40  $    .38  $   1.15  $   1.11
  Pro-forma                                $    .40  $    .38  $   1.15  $   1.11

(*) There were no stock-based compensation awards granted during the three and nine months ended September 30, 2003.

4.    Cumulative Effect of Accounting Change:

      In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recognized at their fair value in the period when incurred if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Due to the adoption of SFAS 143 effective January 1, 2003, accrued environmental remediation costs and recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $550,000 in the nine months ended September 30, 2003. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Prior to the adoption of SFAS 143, generally accepted accounting principles required that if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range was accrued for that cost component. Historically, such accruals were not adjusted for inflation or discounted to present value.

5.    Shareholders' Equity:

      A summary of the changes in shareholders' equity for the nine months ended September 30, 2004 is as follows (in thousands):


                                                                Dividends
                                  Common Stock                   Paid In
                                  ------------       Paid-in    Excess Of
                               Shares    Amount      Capital    Earnings        Total
                               ------    ------     ---------   ---------     ---------
Balance, December 31, 2003     24,664    $  247     $ 257,206   $( 29,428)    $ 228,025
Net earnings                                                       28,493        28,493
Common dividends                                                  (31,468)      (31,468)
Restricted stock unit expense                              14                        14
Common stock issued                19                      70                        70

Balance, September 30, 2004    24,683    $  247     $ 257,290   $ (32,403)    $ 225,134

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

      The Master Lease is a "triple-net" lease, with Marketing directly responsible for the cost of all taxes, maintenance, repair, insurance, environmental remediation and other operating expenses. The Company has agreed to reimburse Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements up to a maximum amount designated for each property and an aggregate maximum reimbursement of $875,000, of which $147,000 was reimbursed to Marketing and capitalized in the nine months ended September 30, 2004. The Company expects to reimburse Marketing and capitalize the balance of these costs during 2004 and 2005.

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

      The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. The Company has provided accruals for certain of these matters which it believes are appropriate based on information currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

      In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately 60 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the US EPA (the "EPA Notice"), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. Additionally, the Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most of the conditions at the property identified by the New Jersey Department of Environmental Protection and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

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

      Prior to the spin-off of the Marketing business, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2004 and December 31, 2003, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $817,000 and $833,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the spin-off. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

      7.    Environmental Remediation Costs:

      The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In recent years, environmental expenses were principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of USTs to meet federal, state and local environmental standards. For the three and nine months ended September 30, 2004, net environmental expenses included in the Company's consolidated statements of operations were $1,049,000 and $4,564,000, respectively, and $1,868,000 and $5,581,000, respectively, for the comparable prior year periods, which amounts were net of estimated recoveries from state UST remediation funds.

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

      The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates developed from prior experience with the funds when such recoveries are considered probable. Prior to the adoption of SFAS 143, effective January 1, 2003, if the best estimate of cost for a component of the liability could only be identified as a range, and no amount within the range was a better estimate than any other amount, the minimum of the range had been accrued for that cost component rather than the estimated fair value currently required under SFAS 143 (see note 4).

      Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2004, the Company has remediation action plans in place for 325 (92%) of the 353 properties for which it retained environmental responsibility and the remaining 28 properties (8%) remain in the assessment phase.

      As of September 30, 2004, December 31, 2003 and January 1, 2003, the Company had accrued $21,908,000, $23,551,000, and $29,426,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2004, December 31, 2003 and January 1, 2003, the Company had also recorded $5,995,000, $7,454,000 and $14,348,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16,097,000 and $15,078,000 as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $711,000 and $743,000, of accretion expense is included in environmental expenses for the nine months ended September 30, 2004 and 2003, respectively. Environmental expenditures were $4,271,000 and recoveries from underground storage tank funds were $1,532,000 for the nine months ended September 30, 2004.

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

      8.    Employee Benefit Plans

      The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the "2004 Plan") became effective upon its approval at the Annual Meeting of Shareholders held May 20, 2004. The 2004 Plan provides for the grant of restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. The 2004 Plan authorizes the Company to grant awards with respect to an aggregate of 1,000,000 shares of common stock through 2014. The aggregate maximum number of shares of common stock that may be subject to awards granted under the 2004 Plan during any calendar year is 80,000.

      On June 1, 2004, the Company awarded 10,800 restricted stock units ("RSUs") and dividend equivalents to employees. On the settlement date each RSU will have a value equal to one share of common stock and may be settled, in the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty percent of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividend paid per common share paid multiplied by the number of RSUs vested as of the dividend payment date assuming that the RSUs vest starting three months from the date of grant, on a cumulative basis at the quarterly rate of five percent of the total number of RSUs covered by the award. The fair value of the RSUs granted on June 1, 2004 was estimated at $19.91 per unit on the date of grant. The fair value of the grant, aggregating approximately $215,000, will be recognized as compensation expense ratably over the five year vesting period of the RSUs. Dividend equivalents will be charged against retained earnings when common stock dividends are declared.

      9.    Subsequent Events

      On November 1, 2004, the Company completed the previously announced acquisition of 36 convenience store and retail motor fuel properties located in Connecticut and Rhode Island for approximately $25.7 million. Approximately $10.7 million of the purchase price was paid with cash on hand, of which $5.0 million was previously paid into escrow and is included in deposits on property acquisitions on the consolidated balance sheet as of September 30, 2004. The balance of the purchase price was financed through the Company's line of credit.

      Simultaneously with the closing on the acquisition, the Company entered into a triple net lease with a single tenant for all of the properties. The lease provides for annual rentals beginning at approximately $3.0 million and escalating thereafter. The triple net lease has an initial term of 15 years and provides the tenant options for 3 renewal terms of 5 years each. The lease also provides that the tenant is responsible for all environmental conditions at the properties, including those properties where remediation activities are ongoing.

      The Company took title to 25 fee properties located in Connecticut and one in Rhode Island and an assignment of the seller's leasehold interest in 10 properties in Connecticut. The Company's annual rent expense under these leases currently approximates $0.4 million. The Company also took an assignment of an existing environmental remediation agreement with a third party who will continue to be responsible for the remediation costs associated with certain known environmental conditions at approximately 15 properties in Connecticut.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a real estate investment trust specializing in the ownership and leasing of retail motor fuel and convenience store properties as well as petroleum distribution terminals. We lease 950 of our 1,016 properties on a long-term net basis under a master lease (the "Master Lease") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies. Our financial results are materially dependent upon the ability of Marketing to meet its obligations under the Master Lease. Marketing has made all required monthly rental payments under the Master Lease when due.

      We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations available to common shareholders ("FFO") and adjusted funds from operations available to common shareholders ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization, gains or losses on sales of real estate, non-FFO items reported in discontinued operations, extraordinary items and cumulative effect of accounting change.

      We believe that FFO is helpful to investors in measuring Getty's performance because FFO excludes various items included in net income that do not relate to or are not indicative of Getty's fundamental operating performance such as gains or losses from property sales and depreciation and amortization. In our case, however, net earnings and FFO include the significant impact of straight-line rent on our recognition of revenues from rental properties, which largely results from 2% annual rental increases scheduled under the Master Lease. In accordance with generally accepted accounting principles, the aggregate minimum rent due over the initial 15-year term of the Master Lease is recognized on a straight-line basis rather than when due. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight line rent. In management's view, AFFO provides a more accurate depiction of the impact of the scheduled rent increases under the Master Lease than FFO. Neither FFO nor AFFO represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net earnings or as a measure of liquidity. FFO and AFFO are reconciled to net earnings in the financial table on page 16.

      Our discussion and analysis of financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying consolidated financial statements and related notes which appears in this Form 10-Q.

Results of Operations - Quarter ended September 30, 2004 compared with the quarter ended September 30, 2003

      Revenues from rental properties for the three months ended September 30, 2004 and 2003 were $16.4 million and $16.7 million, respectively. Approximately $14.7 million of these rentals received in each of the three months ended September 30, 2004 and 2003 were from properties leased to Marketing under the Master Lease. Revenues from rental properties include deferred rental revenue recognized on a straight-line basis, rather than when due, of $1.1 million and $1.4 million in the three months ended September 30, 2004 and 2003, respectively.

      Other income was $0.3 million for the three months ended September 30, 2004, a decrease of $0.2 million as compared to the three months ended September 30, 2003. The decrease was principally due to lower gains on dispositions of properties.

      As a result, total revenues declined by approximately $0.4 million in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.5 million for the three months ended September 30, 2004, a decrease of $0.1 million from the three months ended September 30, 2003. The decrease was primarily due to a reduction in rent expense as a result of lease expirations and the exercise of lease purchase options.

      Environmental expenses for the three months ended September 30, 2004 were $1.0 million, a decrease of $0.8 million from the three months ended September 30, 2003, due to a $1.0 million decrease in net change in estimated environmental costs partially offset by $0.2 million of higher litigation expenses incurred in the current period.

      General and administrative expenses for the three months ended September 30, 2004 were $1.5 million, an increase of $0.4 million as compared to the three months ended September 30, 2003. The increase was primarily due to increased legal and audit fees.

      Depreciation expense for the three months ended September 30, 2004 was $1.8 million, a decrease of $0.3 million from the three months ended September 30, 2003, as a result of certain assets becoming fully depreciated and dispositions of properties.

      As a result, total expenses declined by approximately $0.9 million in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Net earnings of $10.0 million for the three months ended September 30, 2004 increased $0.5 million, or 5.3%, over the comparable period in 2003 and FFO increased $0.3 million, or 3.0%, to $11.5 million for the three months ended September 30, 2004 due to the items discussed above. AFFO increased $0.6 million, or 6.5%, to $10.4 million in the three months ended September 30, 2004. AFFO increased more than FFO on both a dollar and percentage basis due to $0.3 million in lower deferred rental revenues (which are included in FFO, but excluded from

AFFO) recorded for the three months ended September 30, 2004 as compared to September 30, 2003.

      Diluted earnings per common share for the three months ended September 30, 2004 increased 5.3% to $0.40 per share, as compared to $0.38 per share for the three months ended September 30, 2003. Diluted FFO per common share for the three months ended September 30, 2004 increased 4.4% to $0.47 per share, as compared to $0.45 per share for the three months ended September 30, 2003, and diluted AFFO per common share increased 5.0% to $0.42 per share compared to $0.40 per share in the 2003 period. The percentage increases in FFO per common share and AFFO per common share were less than the respective percentage increases in FFO and AFFO since the per share amounts for 2003 reflect the impact of the September 2003 conversion of our outstanding convertible preferred stock into common stock as if the conversion had occurred at the beginning of the quarter. Accordingly, preferred stock dividends of $13,000 were added back to FFO and AFFO in calculating FFO and AFFO per share amounts for the prior year period.

Results of Operations - Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

      Revenues from rental properties for the nine months ended September 30, 2004 and 2003 were $49.4 million and $50.0 million, respectively. Approximately $44.2 million and $44.0 million of these rentals received in the nine months ended September 30, 2004 and 2003, respectively, were from properties leased to Marketing under the Master Lease. Revenues from rental properties include deferred rental revenue recognized on a straight-line basis, rather than when due, of $3.3 million and $4.2 million in the nine months ended September 30, 2004 and 2003, respectively.

      Other income was $0.8 million for the nine months ended September 30, 2004, a decrease of $0.5 million compared to the nine months ended September 30, 2003. The decrease was due to lower gains on dispositions of properties and lower interest income.

      As a result, total revenues declined by approximately $1.1 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $7.5 million for the nine months ended September 30, 2004, a decrease of $0.7 million from the nine months ended September 30, 2003. The decrease was primarily due to a reduction in rent expense as a result of the exercise of lease purchase options, including the purchase of 41 properties in May 2003.

      Environmental expenses for the nine months ended September 30, 2004 were $4.6 million, a decrease of $1.0 million from the nine months ended September 30, 2003. The decrease was primarily due to a decrease in the net change in estimated environmental costs of $1.6 million partially offset by $0.6 million of higher litigation expenses incurred in the current period.

      General and administrative expenses for the nine months ended September 30, 2004 were $4.1 million, an increase of $1.1 million as compared to the nine months ended September 30, 2003. The increase was primarily caused by an increase in legal and audit fees incurred in the current period as well as a $0.5 million credit recorded in the nine months ended September 30, 2003 to reduce insurance loss reserves that were established under the Company's self-insurance program that was terminated in 1997.

      Depreciation expense for the nine months ended September 30, 2004 was $5.4 million, a decrease of $1.0 million from the nine months ended September 30, 2003, as a result of certain assets becoming fully depreciated and dispositions of properties.

      As a result, total expenses declined by approximately $1.6 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      The cumulative effect of accounting change recorded in the nine months ended September 30, 2003 is due to the adoption of Statement of Financial Accounting Standard No. ("SFAS") 143, effective January 1, 2003. Accrued environmental remediation costs and the related recoveries from state underground storage tank funds were adjusted to their estimated fair value resulting in a one-time cumulative effect of change in accounting charge of $0.6 million (see "Environmental Matters").

      Net earnings of $28.5 million for the nine months ended September 30, 2004 increased $1.0 million, or 3.8%, over the comparable period in 2003 due to the items discussed above and the impact of the $0.6 million one-time accounting charge recorded in the prior period. FFO increased $2.4 million, or 7.5%, to $33.6 million for the nine months ended September 30, 2004, principally due to the elimination of $2.5 million in preferred stock dividends as a result of the conversion of 98% of our outstanding convertible preferred stock into 3.2 million common shares and the redemption of the remaining preferred shares in September 2003. AFFO increased $3.2 million, or 12.0%, to $30.2 million in the nine months ended September 30, 2004. AFFO increased more than FFO on both a dollar and percentage basis due to $0.9 million in lower deferred rental revenues (which are included in FFO, but excluded from AFFO) recorded for the nine months ended September 30, 2004 as compared to September 30, 2003.

      Diluted earnings per common share for the nine months ended September 30, 2004 increased 3.6% to $1.15 per share, as compared to $1.11 per share for the nine months ended September 30, 2003. Diluted FFO per common share for the nine months ended September 30, 2004 decreased 0.7% to $1.36 per share, as compared to $1.37 per share for the nine months ended September 30, 2003, while diluted AFFO per common share for the nine months ended September 30, 2004 increased 1.7% to $1.22 per share, as compared to $1.20 per share for the nine months ended September 30, 2003. FFO decreased on a per share basis, and the percentage changes in FFO per common share and AFFO per common share are different than the respective percentage changes in FFO and AFFO, when compared to the prior year period since the diluted per share amounts for 2004 reflect the actual September 2003 conversion and redemption of our preferred shares discussed above, while the per share amounts for 2003 reflect the assumed conversion of our outstanding preferred stock using the two class method. Accordingly, preferred stock dividends of $2.5 million were added back to FFO and AFFO in calculating FFO and AFFO per share amounts for the nine months ended September 30, 2003. The impact of the assumed conversion would have been anti-dilutive in calculating diluted earnings per common share for the nine months ended September 30, 2003, and therefore was not assumed.

      A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                                               Three months ended      Nine months ended
                                                                                 September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                2004        2003        2004        2003
                                                                              --------    --------    --------    --------
Net earnings                                                                  $  9,969    $  9,467    $ 28,493    $ 27,455
Preferred stock dividends                                                            -         (13)          -      (2,538)
                                                                              --------    --------    --------    --------
Net earnings applicable to common                                                9,969       9,454      28,493      24,917
   shareholders

Depreciation expense                                                             1,764       2,083       5,428       6,394
Gains on sales of real estate                                                     (188)       (331)       (334)       (625)
Cumulative effect of accounting change                                               -           -           -         550
                                                                              --------    --------    --------    --------
Funds from operations available to
    common shareholders                                                         11,545      11,206      33,587      31,236
Straight-line rent                                                              (1,113)     (1,409)     (3,344)     (4,225)
                                                                              --------    --------    --------    --------
Adjusted funds from operations available to
    common shareholders                                                       $ 10,432    $  9,797    $ 30,243    $ 27,011
                                                                              ========    ========    ========    ========

Diluted per common share amounts (a):
   Earnings per share                                                         $    .40    $    .38    $   1.15    $   1.11
   FFO per share                                                              $    .47    $    .45    $   1.36    $   1.37
   AFFO per share                                                             $    .42    $    .40    $   1.22    $   1.20

Diluted weighted average number of common share equivalents outstanding:
  Used to calculate net earnings per common share                               24,701      24,726      24,694      22,546
  Assumed conversion of preferred shares                                             -           -           -       2,162
                                                                              --------    --------    --------    --------
  Used to calculate FFO and AFFO per common share                               24,680      24,726      24,687      24,708
                                                                              ========    ========    ========    ========

(a) Diluted earnings, funds from operations ("FFO") and adjusted funds from operations ("AFFO") per common share are computed by dividing net earnings applicable to common shareholders, FFO and AFFO, respectively, by the diluted weighted average number of common share equivalents outstanding during the period. Diluted earnings, FFO and AFFO per share give effect, for the quarter ended September 30, 2003, to the conversion of the outstanding Series A Participating Convertible Redeemable Preferred Stock into common stock as if the conversion had occurred at the beginning of the quarter and, for the nine months ended September 30, 2003, diluted FFO and AFFO per share give effect to the dilution from the conversion assuming that it had occurred at the beginning of the year. The effect of the potential dilution from the assumed conversion utilizing the two class method in computing diluted earnings per share for the nine months ended September 30, 2003 would have been antidilutive and was not assumed. Accordingly, for the quarter and nine months ended September 30, 2003, preferred stock dividends are added back to FFO and AFFO, and to earnings for the nine month period, which sums are then divided by the diluted weighted average number of common share equivalents outstanding for the period. There were no preferred shares outstanding during the quarter and nine months ended September 30, 2004.

Liquidity and Capital Resources

      Our principal sources of liquidity are available cash and equivalents, the cash flows from our business and a short-term uncommitted line of credit with a bank. Management believes that dividend payments and cash requirements for our business, including environmental remediation expenditures, capital expenditures and debt service, can be met with cash flows from operations, available cash and equivalents and the credit line (see Subsequent Events below). As of September 30, 2004, we had a $25.0 million line of credit, of which $0.2 million was utilized for outstanding letters of credit. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. There were no borrowings under the line of credit during the nine months ended September 30, 2004 or 2003. The line of credit is subject to annual renewal in June 2005 at the discretion of the bank.

      We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. We presently intend to pay common stock dividends of $0.4250 per quarter ($1.70 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended September 30, 2003. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our common shareholders were $31.5 million for the nine months ended September 30, 2004 compared to an aggregate amount of $30.6 million paid to our common and preferred shareholders during the prior year period.

      In August 2003, we called for redemption of our outstanding preferred stock. Prior to the September 24, 2003 redemption date, shareholders with 98% of the preferred stock exercised their right to convert their shares of preferred stock into approximately 3.2 million shares of common stock. The remaining shares of outstanding preferred stock were redeemed for approximately $1.2 million.

      Property acquisitions and capital expenditures for the nine months ended September 2004 include $5.0 million paid into escrow for the pending acquisition, $3.5 million for the acquisition of eight properties as well as reimbursements of $147,000 to Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements.

Subsequent Events

      On November 1, 2004, we completed the previously announced acquisition of 36 convenience store and retail motor fuel properties located in Connecticut and Rhode Island for approximately $25.7 million. Approximately $10.7 million of the purchase price was paid with cash on hand, of which $5.0 million was previously paid into escrow and is included in deposits on property acquisitions on the consolidated balance sheet as of September 30, 2004. The balance of the purchase price was financed through our line of credit.

      Simultaneously with the closing on the acquisition, we entered into a triple net lease with a single tenant for all of the properties. The lease provides for annual rentals beginning at approximately $3.0 million and escalating thereafter. The triple net lease has an initial term of 15 years and provides the tenant options for 3 renewal terms of 5 years each. The lease also provides that the tenant is responsible for all environmental conditions at the properties, including those properties where remediation activities are ongoing.

      We took title to 25 fee properties located in Connecticut and one in Rhode Island and an assignment of the seller's leasehold interest in 10 properties in Connecticut. Our annual rent expense under these leases currently approximates $0.4 million. We also took an assignment of an existing environmental remediation agreement with a third party who will continue to be responsible for the remediation costs associated with certain known environmental conditions at approximately 15 properties in Connecticut.

Critical Accounting Policies

      Our accompanying consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. We have made our best estimates, judgments and assumptions relating to certain amounts that are included in our financial statements, giving due consideration to the accounting policies selected and materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates, judgments and assumptions. Our accounting policies are described in note 1 to the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2003. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs (see Environmental Matters), depreciation, impairment of long-lived assets, litigation, accrued expenses and income taxes. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

Environmental Matters

      We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Under the Master Lease with Marketing, and in accordance with leases with other tenants, we agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of September 30, 2004, we have remediation action plans in place for 325 (92%) of the 353 properties for which we retained environmental responsibility and the remaining 28 properties (8%) remain in the assessment phase.

      As of September 30, 2004, December 31, 2003 and January 1, 2003, we had accrued $21.9 million, $23.6 million, and $29.4 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2004,

December 31, 2003 and January 1, 2003, we had also recorded $6.0 million, $7.5 million and $14.3 million, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $16.1 million and $15.1 million as of December 31, 2003 and January 1, 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $0.7 million of accretion expense is included in environmental expenses for each of the nine month periods ended September 30, 2004 and 2003. Environmental expenditures were $4.2 million and $4.5 million, respectively, and recoveries from underground storage tank funds were $1.5 million and $1.6 million, respectively, for each of the nine month periods ended September 30, 2004 and 2003. During 2004, we currently estimate that our net environmental remediation spending will be approximately $5.0 million. Our business plan for 2004 currently reflects a net change in estimated remediation costs and accretion expense of approximately $4.0 million.

      Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. For locations where remediation efforts are not assumed to be completed during the current year, we assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.8 million for those sites. Accordingly, the environmental accrual as of September 30, 2004 was increased by $2.3 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2004 was then further increased by $1.6 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $4.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2004 would have increased by $0.2 million for each of those factors for an aggregate increase in the net environmental accrual of $0.4 million. In addition, the aggregate net change in environmental estimates and accretion expense recorded during the nine months ended September 30, 2004 would have increased by $0.2 million due to these changes in the assumptions.

      In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Net environmental expenses included in our consolidated statements of operations for the three and nine months ended September 30, 2004, amounted to $1.0 million and $4.6 million, respectively, as compared to $1.9 million and $5.6 million, respectively, for the comparable prior year periods, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

      As required by Rule 13a-15(b), the Company carries out regular quarterly evaluations, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2004.

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

      In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against us for civil penalties for alleged groundwater contamination and gasoline migration into a building basement in April 1997. In January 1999, an action was commenced in United States District Court (SDNY) by the owner of the property, seeking compensatory and punitive damages. We are vigorously defending the private claims of liability and that, notwithstanding extensive discovery in the matter, we do not believe that the plaintiff has presented any evidence of damage. In September 2004, our motion for summary judgment was granted as to all claims other than plaintiff's claim for compensatory damages resulting from an alleged diminution in property value. To date, plaintiff has not presented any evidence of diminution of property value.

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

      In September 2002, a suit was brought against us in the United States District Court for the Eastern District of New York to recover legal fees incurred in connection with a pending Rhode Island litigation, based on a Guarantee and Indemnity Agreement. In January, 2002, we filed a counterclaim against the plaintiff in that earlier suit for recovery of our legal fees pursuant to a 1985 Settlement Agreement. Discovery has been completed, summary judgment motions were filed by both parties in the third quarter of 2004 and those motions are scheduled to be heard on November 2, 2004.

      In April 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination claimed to have originated at a former retail motor fuel property supplied by us with gasoline in 1988. We discovered evidence that indicates that the contamination may not have originated from the property and submitted a written response to the Request, denying liability for the claim. In September 2004, we received a response from the Office of the Attorney General for the State of Maine rejecting our evidence and theories of liability and offering settlement which we are evaluating.

      In September 2003, we were notified by the State of New Jersey Department of Environmental Protection (the "DEP") that we are one of approximately 60 potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the US EPA (the "EPA Notice"), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. We believe that ChevronTexaco is obligated to indemnify the Company, pursuant to an indemnification agreement, regarding most of the conditions at the property identified by the DEP and the EPA and that, accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

(b) Reports filed on Form 8-K:

On August 2, 2004, the Company announced its earnings for the quarter and six months ended months ended June 30, 2004, which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K.

On September 8, 2004, the Company announced that the United States Bankruptcy Court in Wilmington, DE, on September 7, 2004, approved it as the winning bidder to acquire 36 convenience store and retail motor fuel properties located in Connecticut and Rhode Island currently operated as DB Marts for an aggregate purchase price of approximately $25 million, which was filed under Item 8.01 "Other Events" on Form 8-K.

On November 2, 2004, the Company announced its earnings for the quarter and six months ended months ended June 30, 2004, which was furnished under Item 12 "Results of Operations and Financial Condition" on Form 8-K.

In the Form 8-K filed on November 2, 2004, the Company also announced that the Company entered into an agreement with GPM Investments, LLC to net lease to them all 36 former DB Mart locations that it will be acquiring in the first week of November 2004 and additional information regarding the acquisition of the 36 locations which was filed under Item 8.01 "Other Events".

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                               ------------------
                                  (Registrant)

Dated: November 9, 2004                  BY: /s/ Thomas  J.Stirnweis
                                             -----------------------------
                                                      (Signature)

                                             THOMAS J. STIRNWEIS
                                             Vice   President, Treasurer and
                                             Chief Financial Officer

Dated:  November 9, 2004                 BY: /s/ Leo Liebowitz
                                             --------------------------------
                                                  (Signature)

                                             LEO LIEBOWITZ
                                             Chairman and Chief Executive
                                             Officer

                                 EXHIBIT INDEX

Exhibit No.                                    Description

   31                         Certifications of Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 302 of
                                       Sarbanes-Oxley Act of 2002

   32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                                         Section 1350 (*)