Form 10-K
period 2004-12-31
GETTY REALTY CORP /MD/
filed 2005-03-16
CIK 1052752

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER 001-13777

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                                                                  11-3412575
--------                                                                                                  ----------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. employer identification no.)
125 Jericho Turnpike, Suite 103, Jericho, New York                                                             11753
--------------------------------------------------                                                             -----
(Address of principal executive offices)                                                                  (Zip Code)
Registrant's telephone number, including area code: (516) 478-5400
Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS                                                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                                        -----------------------------------------
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

The aggregate market value of common stock held by non-affiliates (17,566,673 shares of common stock) of the Company was $441,977,493 as of June 30, 2004.

The registrant had outstanding 24,712,861 shares of common stock as of March 11, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      DOCUMENT                                        PART OF FORM 10-K
                                      --------                                        -----------------
         Annual Report to Shareholders for the year ended December 31, 2004 (the          I and II
         "Annual Report")
         Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders             III
         (the "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's year ended
         December 31, 2004 pursuant to Regulation 14A.

                                     PART I

Item 1. Business

The History of Our Company

     Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust ("REIT") in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2004, we owned seven hundred ninety-five properties and leased two hundred fifty additional properties in thirteen states located principally in the Northeast United States.

     We are self-administered and self-managed by our experienced management team, which has over eighty-six years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when such opportunities arise.

     Our founders started the business in 1955 with the ownership of one gasoline service station in New York City and combined real estate ownership, leasing and management with actual service station operation. We held our initial public offering in 1971 under the name Power Test Corp. In 1985, we acquired from Texaco the petroleum distribution and marketing assets of Getty Oil Company in the Northeast United States along with the Getty(R) name and trademark for use in connection with our real estate and petroleum marketing operations in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty and other branded retail motor fuel and convenience store properties and petroleum distribution terminals.

     Nearly all of our properties are leased or sublet to third-party operators who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. We lease approximately 91% of our owned and leased properties on a long-term basis to Getty Petroleum Marketing Inc. ("Marketing"). Marketing is wholly owned by a subsidiary of OAO LUKoil ("Lukoil"), one of Russia's largest integrated oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing subleases nearly all of our retail properties to third-party operators who are responsible for the actual operations at the locations.

     In 1997, we completed the spin-off of our petroleum marketing business to our shareholders, who received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business, and we continued operating primarily as a real estate company specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. In 1998, we acquired Power Test Investors Limited Partnership (the "Partnership"), thereby acquiring fee title to two hundred ninety-five properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally in the petroleum marketing industry.

     In December 2000, Marketing was acquired by a U.S. subsidiary of Lukoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease ("Master Lease") with Marketing. As of December 31, 2004, Marketing leases from us, under the Master Lease and a coterminous supplemental lease for one property (collectively the "Marketing Leases"), nine hundred thirty-nine retail motor fuel and convenience store properties and ten petroleum distribution terminals. The Marketing Leases have an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. We expect to receive $59.7 million in lease rental payments from Marketing in 2005, with annual 2% rental increases in subsequent years. The Marketing Leases are "triple-net" leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty(R) trademarks to Marketing on an exclusive basis in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory.

     In August 2001, we completed a public offering of 8,855,000 shares of our common stock. We used a portion of the net proceeds of the offering to pay a special one-time "earnings and profits" (as defined by the Internal Revenue
Code) cash distribution of $64.1 million to preferred and common shareholders. In addition, our shareholders approved a charter amendment to include restrictions on the ownership of our stock which are typical of REITs. Accordingly, we elected to be taxed as a REIT beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets the requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least ninety percent of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Real Estate Business

     The operators of our properties are primarily distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience store products, has helped provide one-stop shopping for consumers and we believe represents a driving force behind the industry's growth in recent years.

     Revenues from rental properties for the year ended December 31, 2004 were $66.3 million which includes $4.5 million of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants. We received lease payments from Marketing aggregating approximately $58.9 million (or 95% of the $61.9 million total lease payments we received from all our rental properties in 2004). We are materially dependent upon the ability of Marketing to meet its monetary obligations under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

     As of December 31, 2004, we owned fee title to seven hundred eighty-eight retail motor fuel and convenience store properties and seven petroleum distribution terminals. We also leased two hundred forty-seven retail motor fuel and convenience store properties and three petroleum distribution terminals. Our typical property used as a retail motor fuel and convenience store is located on between one-half and three quarters of an acre of land in a metropolitan area in the Northeast United States. Approximately two-thirds of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the name of Leemilt's Petroleum, Inc., Getty CT Leasing, Inc, Getty Properties Corp. or Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's Petroleum Inc. and Getty Properties Corp., are the lessees of substantially all of the properties we lease from third parties. In addition, we lease four thousand one hundred square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.

     We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast United States is unique and comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway on- and off-ramps. Furthermore, obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. However, the real estate industry is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

Trademarks

     We have licensed the Getty(R) trademarks to Marketing on an exclusive basis in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory.

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

     We have agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations that are scheduled in the Master Lease. We will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available. As of December 31, 2004, we have regulatory approved remediation action plans in place for three hundred sixteen (92%) of the three hundred forty-five properties for which we retain remediation responsibility and have not received a no further action letter and the remaining twenty-nine properties (8%) were in the assessment phase.

     For additional information please refer to "Liquidity and Capital Resources" and "Environmental Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position. See "Legal Proceedings."

Personnel

     As of December 31, 2004, we had sixteen employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

     Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the SEC's EDGAR database at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Special Factors Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing, including $59.7 million in lease rental payments in 2005; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our ability to maintain our REIT status; our ability to obtain additional financing from JPMorgan on the terms described in this Annual Report on Form 10-K, or at all; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; assumptions regarding the future applicability of accounting estimates, assumptions and policies and our intention to pay future dividends.

     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below and other risks that we describe from time to time in our SEC filings), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or the occurrence of unanticipated events.

Risks and Uncertainties

     We are subject to various risks that could have a negative effect on the Company and its financial condition, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere in this Annual Report on Form 10-K and those that are detailed from time to time in our other filings with the Securities and Exchange Commission.

We are subject to risk inherent in owning and leasing real estate.

     We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, risks include, among others, liability for long-term lease obligations, changes in regional and local economic and real estate market conditions; changes in supply of, or demand for rental properties similar to ours; competition for tenants and changes in rental rates; our ability to relet properties on favorable terms or at all; our ability to collect rent payments when due; changes in interest rates and in the availability, cost and terms of financing; the potential for uninsured casualty and other losses, the impact of present or future environmental legislation and compliance with environmental laws; adverse changes in zoning laws and other regulations; and acts of terrorism and war. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant. Although we periodically receive and review financial statements and other financial information from Marketing, such information is not publicly available. We may not have sufficient information to identify a deterioration of the financial performance or condition of Marketing, or have sufficient time to advise our shareholders of such deterioration prior to any default by Marketing on its monetary obligations to us that may result from such deterioration. If Marketing does not fulfill its monetary obligations to us, our financial condition and results of operations will be materially adversely affected.

     We rely upon the revenues from leasing retail motor fuel and convenience store properties and petroleum distribution terminals, primarily to Marketing, for substantially all of our revenues (95.5% for the year ended December 31, 2004). Accordingly, our revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing may have a material adverse effect on our financial condition and results of operations. Marketing is wholly owned by a subsidiary of Lukoil, one of the largest integrated Russian oil companies. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its obligations under the Marketing Leases.

     We periodically receive and review Marketing's financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. This information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Report to Shareholders. As a result, the financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration or before we would have the opportunity to advise our shareholders of any increased risk of default.

     Certain financial and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnbsearch.com) upon payment of their fee.

     If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations will be materially adversely affected. Based on our review of the financial statements and other financial data Marketing has provided to us to date, we believe that Marketing has the ability to make its rent payments to us under the Marketing Leases timely when due.

     Marketing's earnings and cash flow from operations depend upon rental income from its tenants and the sale of refined petroleum products at margins in excess of its fixed and variable expenses. A large, rapid increase in wholesale petroleum prices would adversely affect Marketing's profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing's customers or if automobile consumption of gasoline were to significantly decline. Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants. We believe that Marketing currently relies on various suppliers for the purchase of refined petroleum products.

Substantially all of our tenants depend on the same industries for their revenues.

     We derive substantially all of our revenue from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry could also have a material adverse effect on our financial condition and results of operations. The success of participants in that industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of Marketing and our other tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline were to significantly decline. Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants. We believe that Marketing currently relies on various suppliers for the purchase of refined petroleum products.

Property taxes on our properties may increase without notice.

     Each of our owned properties is subject to real property taxes. The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

Compliance with environmental regulations may be costly.

    The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to relet or sell our properties on favorable terms or at all.

     We have agreed to provide limited environmental indemnification, capped at $4.25 million and expiring in 2010, to Marketing for certain pre-existing conditions at six of the terminals we lease to Marketing. Under the indemnification agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement.

     As of December 31, 2004 we had accrued $20.6 million as management's best estimate of the fair value of reasonably estimable environmental remediation costs and we had also recorded $5.4 million as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures were $6.8 million and recoveries from underground storage tank funds were $2.4 million for the year ended December 31, 2004. For 2004, net changes in estimated remediation costs and accretion expense included in our consolidated statements of operations amounted to $3.3 million, which was net of probable recoveries from state UST remediation funds. During 2005, we estimate that our net environmental spending will be approximately $5.0 million and our business plan for 2005 reflects a net change in estimated remediation costs and accretion expense of approximately $3.6 million.

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

     We cannot predict what environmental legislation or regulations may be enacted in the future, or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict whether state underground storage tank fund programs will be administered and funded in the future in a manner that is consistent with past practices or whether future environmental spending will continue to be eligible for reimbursement under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

     For additional information with respect to environmental remediation costs and estimates see "Environmental Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and note 5 to the financial statements in our Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference herein.

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

Our properties are concentrated in the Northeast United States, and adverse conditions in that region, in particular, could negatively impact our operations.

     A significant portion of the properties we own and lease are located in the Northeast United States. Because of the concentration of our properties in that region, in the event of adverse economic conditions in that region, we would likely experience higher risk of default on payment of rent payable to us (including under the Marketing Leases) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast United States and the ability of our lessees to make rent payments. In the event of any natural disaster, our ability to pay dividends could be adversely affected.

We are in a competitive business.

     The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater resources, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

Our future cash flow is dependent on renewal of leases and reletting of our space.

     We are subject to risks that financial distress of our tenants may lead to vacancies at our properties, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected and the resale values or our properties could decline. The Marketing Leases have an initial term expiring in December 2015, and generally provide Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis.

We may acquire or develop new properties, and this may create risks.

     We may acquire or develop properties or acquire other real estate companies when we believe that an acquisition or development matches our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within our budget. We also may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations.

We are subject to losses that may not be covered by insurance.

     Marketing, and other tenants, as the lessee of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our master leases. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorders) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient. The destruction of, or significant damage to, or significant liabilities arising out of conditions at our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition.

Failure to qualify as a REIT would have adverse consequences to our shareholders.

     We elected to be taxed as a REIT beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. In order to initially qualify for REIT status, we were required, among other items, to make a distribution to shareholders in an amount at least equal to our accumulated "earnings and profits" (as defined by the Internal Revenue Code) from the years we operated as a taxable corporation. On August 1, 2001, we paid the earnings and profits distribution to our shareholders in an amount that we estimated was required in order for us to qualify as a REIT. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that our accumulated earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, and could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent or our current and accumulated earnings and profits.

As a REIT, we are dependent on external sources of capital which may not be available on favorable terms.

     To maintain our status as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our common stock.

The loss of certain members of our management team could adversely affect our business.

     We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business and financial condition. We do not have employment agreements with any of our executives.

Our business operations may not generate sufficient cash for distributions or debt service.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, to pay our indebtedness, or to fund our other liquidity needs. We may not be able to repay or refinance existing indebtedness on favorable terms, which could force us to dispose of properties on disadvantageous terms (which may also result in losses) or accept financing on unfavorable terms.

     In March 2005 we entered into a Commitment Letter with JPMorgan Chase Bank ("JPMorgan") for an unsecured three-year senior revolving credit facility ("Credit Facility"). While the Commitment Letter is non-binding, is subject to JPMorgan's successful syndication of a substantial portion of the Credit Facility, and execution of definitive agreements containing customary terms and conditions, we believe that it will contain financial covenants that will require us to maintain certain financial ratios and limit the amount of distributions payable by us to our shareholders. Our ability to meet the financial and other covenants relating to the Credit Facility may be dependent on the performance of our tenants. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness to JPMorgan.

We may be unable to pay dividends and our equity may not appreciate.

     Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations.

     Terrorist attacks or armed conflicts could affect our business or the businesses of our tenants or of Marketing or its parent. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could be a factor resulting in, or a continuation of, an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and may result in volatility of the market price for our common stock.


Item 2. Properties

     The following table summarizes the geographic distribution of our properties at December 31, 2004. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases.

                   OWNED BY GETTY REALTY    LEASED BY GETTY REALTY
                   ---------------------    ----------------------       TOTAL       PERCENT
                   MARKETING      OTHER     MARKETING       OTHER      PROPERTIES    OF TOTAL
                   AS TENANT     TENANTS    AS TENANT      TENANTS     BY STATE     PROPERTIES
                   ---------     -------    ---------      -------     --------     ----------
New York                 232          15           94            3          344           32.9%
New Jersey               108           9           42            2          161           15.4
Massachusetts            130          --           26            1          157           15.0
Pennsylvania             111          10           17            2          140           13.4
Connecticut               59          27           20           11          117           11.2
New Hampshire             28          --            3           --           31            3.0
Virginia                   4           2           19           --           25            2.4
Maine                     17           1            3            1           22            2.1
Rhode Island              15           1            4           --           20            1.9
Delaware                  10           3            1           --           14            1.3
Maryland                   4           2            1           --            7            0.7
Florida                   --           6           --           --            6            0.6
Vermont                    1          --           --           --            1            0.1
                       -----        ----        -----         ----        -----          -----
       Total             719(1)       76          230(2)        20        1,045          100.0%
                       =====        ====        =====         ====        =====          =====

(1) Includes seven terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2) Includes three terminal properties leased in New York.


    The properties that we lease have a remaining lease term, including renewal option terms, averaging over twelve years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

                                  PERCENT
                   NUMBER OF      OF TOTAL    PERCENT OF
                    LEASES         LEASED       TOTAL
CALENDAR YEAR      EXPIRING      PROPERTIES   PROPERTIES
-------------      --------      ----------   ----------
         2005              6          2.4         1.0
         2006             15          6.0         1.3
         2007             16          6.4         1.4
         2008             12          4.8         1.1
         2009             20          8.0         1.9
                       -----        -----      ------
     Subtotal             69         27.6         6.7
                       -----        -----      ------
   Thereafter            181         72.4        17.3
                       -----        -----      ------
        Total            250        100.0%       24.0%
                       =====        =====      ======

     We have rights-of-first refusal to purchase or lease one hundred ninety-eight of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 67% of our leased properties are subject to automatic renewal or extension options.

     In the opinion of our management, our relationships with our landlords are good and our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. Currently, we have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us at their expense.

     Three of our owned retail motor fuel and convenience store properties, with a net book value of approximately $1.9 million at December 31, 2004, are secured by mortgages with an aggregate principal balance of approximately $0.5 million at a weighted average interest rate of 5.7% per annum. No other material mortgages, liens or encumbrances exist on our properties.

     We lease nine hundred thirty-nine retail motor fuel and convenience store properties and our ten petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. The Marketing Leases are "triple-net" leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses.

     If Marketing fails to pay rent, taxes or insurance premiums when due under the Marketing Leases, and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the Marketing Leases and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the Marketing Leases after notice and opportunity to cure, we do not have the right to terminate the Marketing Leases. Alternatively, our available remedies under the Marketing Leases are to seek to obtain an injunction or other equitable relief requiring Marketing to comply with its obligations under the Marketing Leases and to recover damages from Marketing resulting from the failure.

     If any lease we have with a third-party landlord for properties that we lease to Marketing is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third-party landlord under a lease which is about to expire and does not contain options to renew, we and Marketing each have a non-exclusive right to negotiate with that third-party landlord, except at fifteen identified locations where Marketing has the exclusive right to negotiate with the third-party landlord until six months before the lease expires. We have also agreed that if we decide to sell any property leased to Marketing under the Marketing Leases, we will first offer to sell that property to Marketing pursuant to procedures set forth in the Marketing Leases.

     We have also agreed to provide limited environmental indemnification, capped at $4.25 million and expiring in 2010, to Marketing for certain pre-existing conditions at six of the terminals we lease to Marketing. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have not accrued a liability in connection with this indemnification agreement since it is uncertain that any significant amounts will be required to be paid under the agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred sixty-four scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters.


Item 3. Legal Proceedings

     In 1988 and 1989, we were named as defendants in three separate lawsuits by multiple owners of adjacent properties seeking compensatory and punitive damages for personal injury and property damages having common allegations that a leak of an underground gasoline storage tank occurred in November 1985, at one of our retail motor fuel properties. Although the first action was dismissed in January 1992 and the second action was dismissed in 1995, there is a possibility that the remaining defendants in this action, in the future, may assert claims against us for contribution or indemnity. We are not aware that any such claims have been asserted. The third action is still pending in New York Supreme Court, Suffolk County, remains in the pleadings stage and has remained dormant for more than ten years. We have been advised that these plaintiffs no longer will assert claims for personal injuries, and that the property has been sold. If this litigation resumes, we will assert third-party claims against the party we believe is responsible for the contamination.

     In 1991, the State of New York brought an action in the New York State Supreme Court in Albany against our former heating oil subsidiary seeking reimbursement for cleanup costs claimed to have been incurred at a retail motor fuel property in connection with a gasoline release. The State also is seeking penalties plus interest. Although there has been no activity in this proceeding in the past several years, in January 2002, we received a letter from the State's attorney indicating that the State intends to continue prosecuting the action. To date, we are not aware that the State has taken any additional actions in connection with this claim.

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

     In 1997, an action was commenced in New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover monetary damages for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the Plaintiff for more than six years.

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

     In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against us for civil penalties for alleged groundwater contamination and gasoline migration into a building basement in April 1997. In January 1999, an action was commenced in United States District Court (SDNY) by the owner of the property, seeking compensatory and punitive damages. We are vigorously defending the private claims of liability. In September 2004, our motion for summary judgment was granted as to all claims other than plaintiff's claim for compensatory damages resulting from an alleged diminution in property value.

     In June 1999, a case was commenced in New York Supreme Court in Nassau County against Marketing. The plaintiff is seeking monetary damages and alleges that he contracted acute myelogenous leukemia (AML) as a result of exposure to benzene-containing gasoline, between 1992 and 1998, when he worked periodically at an independently owned and operated retail motor fuel property which we supplied with gasoline. The plaintiff brought another case against Mobil Oil Corporation and Island Transportation Corp. alleging that he worked at another retail motor fuel property at which Mobil gasoline was sold and that his AML was caused by his exposure to that gasoline as well. The cases have been consolidated. We are not named in the cases. However, we are indemnifying Marketing pursuant to written agreements.

     In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to them and the cleanup of all contamination caused by them. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from underground storage tanks for which we were responsible. A trial is expected to be scheduled in the first half of 2005.

     In July 1999, the New Jersey Department of Environmental Protection ("NJDEP") issued a Directive and Notice to Insurers to several parties, including the Company regarding environmental contamination at a retail motor fuel property located in New Jersey. We signed an Administrative Consent Order and settlement agreement with our insurers in December 2003 that required the insurers to pay the State, under a reservation of rights, for past costs and take over responsibility for the completion of the remediation. The settlement agreement required us to pay $70,000 to the State and $15,000 toward the settlement that the insurers reach with the State regarding natural resource damages. These payments were made in May 2004.

     In August 2000, the State of New York commenced an action against us in the New York State Supreme Court in Albany County, seeking reimbursement of costs claimed to have been incurred to clean up a gasoline release that occurred in 1987. The matter was settled in June 2004, in exchange for a payment of $580,000, made in July 2004.

     In February 2002, the owner of a retail motor fuel property in Wareham, Massachusetts commenced an action in the Plymouth Superior Court against us and a former tenant at the property to recover cleanup costs and other incidental damages. The matter was settled in December 2004 in exchange for a payment of $125,000 that we will share equally with our co-defendant. The payment is expected to be made in 2005.

     In September 2002, a suit was brought against us in the United States District Court for the Eastern District of New York to recover legal fees incurred in connection with a pending Rhode Island litigation, based on a Guarantee and Indemnity Agreement. In January, 2002, we filed a counterclaim against the plaintiff in that earlier suit for recovery of our legal fees pursuant to a 1985 Settlement Agreement. Discovery has been completed, summary judgment motions were filed by both parties in the third quarter of 2004, and heard in November 2004. No decision on the motions has been rendered to date.

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

     In January 2003, a claim was brought against us in New York Supreme Court in Westchester County, alleging that we owe the Plaintiff rent in consideration for access to his property to continue on-going remediation of contamination allegedly due to spills at the property, formerly supplied by us with gasoline. The case is in its early stages.

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

     In April 2003, we were named in a class action, filed in New York Supreme Court in Dutchess County, NY, arising out of alleged contamination of ground water with methyl tertiary butyl ether (a fuel derived from methanol, which we refer to as MTBE). We served an answer that denied liability and asserted numerous affirmative defenses. The plaintiffs have not responded to our demands and there has not been any activity in the case for a considerable period.

     In April 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination claimed to have originated at a former retail motor fuel property supplied by us with gasoline in 1988. We discovered evidence that indicates that the contamination may not have originated from that property and submitted a written response to the Request for Reimbursement, denying liability for the claim. In September 2004, we received a response from the Office of the Attorney General for the State of Maine rejecting our evidence. The matter was settled in January 2005 in exchange for a payment of $600,000 which was accrued for as of December 31, 2004 and is expected to be made in the first quarter of 2005.

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

     In September 2003, we were notified by the State of New Jersey Department of Environmental Protection (the "DEP") that we are one of approximately sixty potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the US EPA (the "EPA Notice"), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. We believe that ChevronTexaco is obligated to indemnify us, pursuant to an indemnification agreement, regarding the conditions at the property identified by the DEP and the EPA and that accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

     From October 2003 through February 2004 we were made a party to thirty-six cases, and one additional case in the fourth quarter of 2004, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

     In November 2003, we received a demand from the State of New York for reimbursement of cleanup and removal costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund regarding contamination it alleges emanated from one of our retail motor fuel properties in 1997. We have responded to the State's demand and have denied responsibility for reimbursement of such costs, as being attributable to contamination that emanated from other properties owned and operated by others. In September 2004, the State of New York commenced an action against us and others in New York Supreme Court in Albany County seeking recovery of such costs. The case is in its initial stages.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the three months ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information in response to this item is incorporated herein by reference to information under the headings "Capital Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" in our Annual Report to Shareholders.


Item 6. Selected Financial Data

     Information in response to this item is incorporated herein by reference to information under the heading "Selected Financial Data" in our Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information in response to this item is incorporated herein by reference to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We do not use derivative financial or commodity instruments for trading, speculative or any other purpose. We had no outstanding derivative instruments as of December 31, 2004 or December 31, 2003 or at any time during the years then ended. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

     We are exposed to interest rate risks, primarily as a result of our line of credit with JPMorgan Chase Bank. We manage our exposure to this risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk has changed due to increased average outstanding borrowings under the line as compared to December 31, 2003, but we do not foresee any significant changes in our exposure or in how we manage this exposure in the near future. We use borrowings under the line of credit, which expires in June 2005, to finance acquisitions and for general corporate purposes. We had no borrowings against the line of credit prior to November 2004. Our line of credit bears interest at the prime rate or, at our option, LIBOR plus 1.25%. At December 31, 2004 we had total borrowings of $24.0 million under our line of credit, and had not entered into any instruments to hedge our resulting exposure to interest-rate risk.

     Based on our average outstanding borrowings under the line of credit of $11.5 million, and assuming $30.0 million of additional borrowings required to finance a pending acquisition on March 31, 2005 (see "Subsequent Events" in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), if market interest rates for 2005 increase by an average of 0.5% more than the average interest rate for the last two months of 2004, the additional annualized interest expense would decrease 2005 net income and cash flows by $0.8 million attributable to increased borrowings and an additional $0.2 million attributable to higher interest rates. These amounts were determined by calculating the effect of a hypothetical interest rate on our line of credit borrowings and assumes that the average outstanding borrowings during the three month period from November 2004 through January 2005 is indicative of our future average borrowings for 2005 before considering additional borrowings required for acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of the debt equals its carrying value at December 31, 2004 and 2003. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our line of credit.

     In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments are held in an institutional money market fund and short-term federal agency discount notes.

Item 8. Financial Statements and Supplementary Data

     Information in response to this item is incorporated herein by reference to the financial statements and supplementary financial information in our Annual Report to Shareholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm which audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting which is included herein.

     There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information with respect to directors in response to this item is incorporated herein by reference to information under the headings "Election of Directors" and "Directors' Meetings, Committees and Executive Officers" in the Proxy Statement. The following table lists our executive officers, their respective ages, and the offices and positions held.

       NAME            AGE                   POSITION                             OFFICER SINCE
       ----            ---                   --------                             -------------
Leo Liebowitz           77  Chairman and Chief Executive Officer                       1971
Andrew M. Smith         52  President and Secretary                                    2003
Kevin C. Shea           45  Executive Vice President                                   2001
Thomas J. Stirnweis     46  Vice President, Treasurer and Chief Financial Officer      2001


     Mr. Liebowitz has been Chief Executive Officer of Getty since 1985. He was the President of Getty from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Getty Petroleum Marketing Inc. from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co.

     Mr. Smith has been with Getty since 2003 and has served as President and Secretary since May 2004 and was Vice President, General Counsel and Corporate Secretary since December 2003. Prior thereto, he was General Counsel and Corporate Secretary. Prior to joining Getty, he was in private law practice from 1999 to 2003. From 1997 to 1999 he served as the Vice President of Real Estate, General Counsel and Secretary of Discovery Zone, Inc., an international site-based children's entertainment company that commenced a Chapter 11 proceeding in April 1999. From 1995 to 1996, Mr. Smith was Vice President of Operations of Influence, Inc., a medical device developer and manufacturer. From 1986 to 1994, Mr. Smith was a partner in the real estate practice of Weil, Gotshal & Manges LLP, an international law firm.

     Mr. Shea has been with Getty since 1984 and has served as Executive Vice President since May 2004 and was Vice President since January 2001. Prior thereto, he was Director of National Real Estate Development.

     Mr. Stirnweis joined Getty in January 2001 as Corporate Controller and Treasurer and has served as Vice President, Treasurer and Chief Financial Officer since May 2003. Prior to joining Getty, he was Manager of Financial Reporting and Analysis of Getty Petroleum Marketing Inc., where he provided services to Getty under a services agreement since the spin-off of Marketing in March 1997. Prior thereto, he held the same position at Getty since November 1988.

     Management is not aware of any family relationships between any of its directors or executive officers.

     The Getty Realty Corp. Business Conduct Guidelines ("Code of Ethics"), which applies to all employees, including our chief executive officer and chief financial officer, is available on our website at www.gettyrealty.com.


Item 11. Executive Compensation

     Information in response to this item is incorporated herein by reference to information under the headings "Directors' Meetings, Committees and Executive Officers", "Compensation" through "Report of the Compensation Committee" and "Stock Performance Graph" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this item is incorporated herein by reference to information under the heading "Beneficial Ownership of Capital Stock" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     None.


Item 14. Principal Accountant Fees and Services

     Information in response to this item is incorporated herein by reference to information under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 22 are incorporated herein by reference to the 2004 Annual Report to Shareholders as part of this Annual Report on Form 10-K.

     2. Financial Statement Schedules

     The financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 22 are filed as part of this Annual Report on Form 10-K.

     3. Exhibits

     The exhibits listed in the Exhibit Index are filed (or furnished, as applicable) as part of this Annual Report on Form 10-K.

              GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF
                 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                Items 15(a) 1 & 2

                                                                                                  REFERENCE
                                                                                         ---------------------------
                                                                                         2004 ANNUAL    2004 ANNUAL
                                                                                          REPORT ON      REPORT TO
                                                                                          FORM 10-K     SHAREHOLDERS
                                                                                           (PAGES)         (PAGES)
                                                                                         -----------    ------------
Data incorporated by reference from attached 2004 Annual Report to Shareholders of Getty Realty Corp.
Report of Independent Registered Public Accounting Firm                                                       35
Consolidated Statements of Operations for the years ended December 31, 2004,                                  21
2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003                                                  22
Consolidated Statements of Cash Flows for the years ended December 31, 2004,                                  23
2003 and 2002
Notes to Consolidated Financial Statements                                                                  24- 34
Report of Independent Registered Public Accounting Firm-Financial Statement Schedules         23
Schedule II - Valuation and Qualifying Accounts and Reserves for the years                    24
ended December 31, 2004, 2003 and 2002
Schedule III - Real Estate and Accumulated Depreciation and Amortization                     25-42

     All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

     The financial statements listed in the above index which are included in the 2004 Annual Report to Shareholders are hereby incorporated by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 11, 2005 appearing in the 2004 Annual Report to Shareholders of Getty Realty Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in
Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York March 11, 2005

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II -- VALUATION and QUALIFYING ACCOUNTS and RESERVES
              for the years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                  BALANCE AT                             BALANCE
                                  BEGINNING                               AT END
                                  OF PERIOD    ADDITIONS   DEDUCTIONS   OF PERIOD
                                  ----------   ---------   ----------   ---------
December 31, 2004:
Allowance for mortgages and
 accounts receivable              $      355   $      --   $      350   $       5
Allowance for recoveries from
 state underground storage
 tank funds                       $      580   $     330   $       --   $     910
December 31, 2003:
Allowance for mortgages and
 accounts receivable              $      278   $     116   $       39   $     355
Allowance for recoveries from
 state underground storage
 tank funds                       $      500   $      80   $       --   $     580
December 31, 2002:
Allowance for mortgages and
 accounts receivable              $      115   $     227   $       64   $     278
Allowance for recoveries from
 state underground storage
 tank funds                       $       --   $     500   $       --   $     500

                       GETTY REALTY CORP. and SUBSIDIARIES
    SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION for the years ended December 31, 2004, 2003 and 2002
                                 (in thousands)


The summarized changes in real estate assets and accumulated depreciation are as follows:

                                                  2004           2003           2002
                                               ---------      ---------      ---------
Investment in real estate:
Balance at beginning of period                 $ 318,222      $ 308,054      $ 311,352
  Acquisitions                                    29,812         14,186          2,735
  Capital expenditures                               756             80             86
  Sales and condemnations                         (1,131)        (2,960)        (3,287)
  Lease terminations                              (1,069)        (1,138)        (2,832)
                                               ---------      ---------      ---------
Balance at end of period                       $ 346,590      $ 318,222      $ 308,054
                                               =========      =========      =========

Accumulated depreciation and amortization:
Balance at beginning of period                 $ 100,488      $  93,986      $  89,242
  Depreciation and amortization expense            7,490          8,411          9,016
  Sales and condemnations                           (446)          (771)        (1,440)
  Lease terminations                              (1,069)        (1,138)        (2,832)
                                               ---------      ---------      ---------
Balance at end of period                       $ 106,463      $ 100,488      $  93,986
                                               =========      =========      =========

     Three of our owned retail motor fuel and convenience store properties, indicated by an asterisk(*) in the table below, with a net book value of approximately $1.9 million as of December 31, 2004 are secured by mortgages with an aggregate principal balance of approximately $0.5 million at a weighted average interest rate of 5.7% per annum. No other material mortgages, liens or encumbrances exist on our properties.

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
BROOKLYN, NY                       $282,104       $301,052     $176,292      $406,864      $583,156     $320,907          1967
JAMAICA, NY                          12,000        295,750       12,000       295,750       307,750      140,622          1970
REGO PARK, NY                        33,745        281,380       23,000       292,125       315,125      183,473          1974
BROOKLYN, NY                         74,808        125,120       30,694       169,234       199,928      160,759          1967
BRONX, NY                            60,000        353,955       60,800       353,155       413,955      220,197          1965
CORONA, NY                          114,247        300,172      112,800       301,619       414,419      155,542          1965

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
BRONX, NY                           124,600        251,284      124,600       251,284       375,884      204,610          1965
OCEANSIDE, NY                        40,378        169,929       40,000       170,307       210,307      118,065          1970
BLUEPOINT, NY                        96,163        118,524       96,068       118,619       214,687      103,317          1972
BRENTWOOD, NY                       253,058         84,485      125,000       212,543       337,543      173,913          1968
BAY SHORE, NY                        47,685        289,972                    337,657       337,657      333,187          1969
EAST ISLIP, NY                       88,953         53,222       87,337        54,838       142,175       52,990          1972
ALBERTSON, NY                        41,023        114,970       40,000       115,993       155,993      112,755          1969
YONKERS, NY                                        149,005                    149,005       149,005      146,504          1970
OSSINING, NY                         70,557         83,939       43,357       111,139       154,496      102,137          1977
PELHAM MANOR, NY                    127,304         85,087       75,800       136,591       212,391      109,766          1972
VALLEY COTTAGE, NY                   63,145         90,284       63,945        89,484       153,429       82,230          1965
BRONX, NY                                          293,507                    293,507       293,507      149,603          1972
YONKERS, NY                                        132,045                    132,045       132,045       98,060          1971
BROOKLYN, NY                                       365,767                    365,767       365,767      254,454          1970
MAHOPAC, NY                          35,000         97,700       35,000        97,700       132,700       74,757          1968
POUGHKEEPSIE, NY                     16,206        121,597        9,400       128,403       137,803      128,403          1971
POUGHKEEPSIE, NY                     32,885        168,354       35,904       165,335       201,239      148,624          1971
CARMEL, NY                           20,419        158,943       20,750       158,612       179,362      149,603          1970
KINGSTON, NY                         68,341        115,961       44,379       139,923       184,302      133,264          1971
WAPPINGERS FALLS, NY                114,185        159,162      111,785       161,562       273,347      141,106          1971
STONY POINT, NY                      59,329        203,448       55,800       206,977       262,777      188,906          1971
KINGSTON, NY                         29,010        159,986       12,721       176,275       188,996      158,630          1972
POUGHKEEPSIE, NY                     63,030        158,415       26,226       195,219       221,445      192,983          1972
LAGRANGEVILLE, NY                   129,133        101,140       64,626       165,647       230,273      160,371          1972
BRONX, NY                           128,419        221,197      100,681       248,935       349,616      152,767          1972
RAHWAY, NJ                          102,640         65,483       61,566       106,557       168,123       96,364          1972
STATEN ISLAND, NY                    40,598        256,262       26,050       270,810       296,860      147,396          1973
BRONX, NY                           141,322        141,909       86,800       196,431       283,231      163,126          1972
NEW YORK, NY                        125,923        168,772       78,125       216,570       294,695      200,341          1972
JAMAICA, NY                          95,713         59,943       68,400        87,256       155,656       76,940          1972
MIDDLE VILLAGE, NY                  130,684         73,741       89,960       114,465       204,425       98,273          1972
LONG ISLAND CITY, NY                 90,895         91,386       60,030       122,251       182,281      101,955          1972
BROOKLYN, NY                        100,000        254,503       66,890       287,613       354,503      193,047          1972
ROCKAWAY BEACH, NY                  110,676         51,519       79,200        82,995       162,195       78,651          1972
BROOKLYN, NY                        135,693         91,946      100,035       127,604       227,639       92,017          1972
BROOKLYN, NY                        147,795        228,379      103,815       272,359       376,174      194,874          1972
STATEN ISLAND, NY                   101,033        371,591       75,650       396,974       472,624      196,696          1972
STATEN ISLAND, NY                    25,000        351,829                    376,829       376,829      199,246          1972
BRONX, NY                           543,833        693,438      473,695       763,576     1,237,271      717,996          1970
BRONX, NY                            98,234         54,956       53,234        99,956       153,190       95,595          1975
BRONX, NY                            90,176        183,197       40,176       233,197       273,373      172,420          1976
BRONX, NY                            82,141        106,173       32,941       155,373       188,314      132,882          1972
BRONX, NY                            92,207        120,758       47,207       165,758       212,965      120,805          1972
BRONX, NY                           105,176         70,736       40,176       135,736       175,912      104,005          1968
BRONX, NY                            45,044        196,956       10,044       231,956       242,000      173,142          1976
BRONX, NY                           128,049        315,917       83,849       360,117       443,966      191,492          1972
BRONX, NY                           130,396        184,222       90,396       224,222       314,618      173,303          1972
BRONX, NY                           118,025        290,298       73,025       335,298       408,323      223,258          1972
BRONX, NY                            70,132        322,265       30,132       362,265       392,397      208,808          1972
BRONX, NY                            78,168        450,267       65,680       462,755       528,435      258,999          1972

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
BRONX, NY                            69,150        300,279       34,150       335,279       369,429      188,744          1972
YONKERS, NY                         291,348        170,478      216,348       245,478       461,826      193,734          1972
SLEEPY HOLLOW, NY                   280,825        102,486      129,744       253,567       383,311      236,103          1969
OLD BRIDGE, NJ                       85,617        109,980       56,190       139,407       195,597      131,375          1972
BREWSTER, NY                        117,603         78,076       72,403       123,276       195,679      107,104          1972
FLUSHING, NY                        118,309        280,435       78,309       320,435       398,744      169,218          1973
VALLEY COTTAGE, NY                   68,997         87,862       69,797        87,062       156,859       74,603          1972
BRONX, NY                                          278,517                    278,517       278,517      161,045          1976
STATEN ISLAND, NY                   173,667        133,198      113,369       193,496       306,865      156,550          1976
BRIARCLIFF MANOR, NY(*)             652,213        103,753      501,687       254,279       755,966      180,430          1976
BRONX, NY                            62,554         84,672       44,290       102,936       147,226       88,928          1976
BRONX, NY                            84,268         81,701       56,285       109,684       165,969       87,937          1976
BRONX, NY                            95,328        102,639       73,750       124,217       197,967      104,266          1976
BRONX, NY                            88,865        193,679       63,315       219,229       282,544      206,793          1976
BROOKLYN, NY                         89,338         44,937       60,725        73,550       134,275       64,645          1976
NEW YORK, NY                        106,363        103,035       79,275       130,123       209,398      115,562          1976
NEW YORK, NY                         85,037         76,357       58,286       103,108       161,394       90,064          1976
NEW YORK, NY                        146,159        407,286       43,461       509,984       553,445      298,166          1976
GLENDALE, NY                        124,438        287,907       86,160       326,185       412,345      216,131          1976
OZONE PARK, NY                       57,289        331,799       44,715       344,373       389,088      229,373          1976
LONG ISLAND CITY, NY                106,592        151,819       73,260       185,151       258,411      126,202          1976
RIDGE, NY                           276,942         73,821      200,000       150,763       350,763       95,227          1977
SMITHTOWN, NY                        88,569         50,182       51,098        87,653       138,751       82,419          1977
LAKE RONKONKOMA, NY                                176,622                    176,622       176,622      152,998          1977
KEYPORT, NJ                          62,702         92,856       38,452       117,106       155,558      114,095          1977
NEW CITY, NY                        180,979        100,597      109,025       172,551       281,576      165,840          1978
W. HAVERSTRAW, NY                   194,181         38,141      140,000        92,322       232,322       69,596          1978
PIERMONT, NY                        151,125         31,470       90,675        91,920       182,595       91,920          1978
STATEN ISLAND, NY                                  301,713                    301,713       301,713      141,501          1978
BROOKLYN, NY                         61,699         79,175       36,527       104,347       140,874       74,635          1978
BROOKLYN, NY                         74,928        250,382       44,957       280,353       325,310      152,260          1978
WEST ISLIP, NY                       87,103         84,057       44,957       126,203       171,160      121,200          1978
RONKONKOMA, NY                       76,478        208,121       46,057       238,542       284,599      225,100          1978
STONY BROOK, NY                     175,921         44,529      105,000       115,450       220,450      108,677          1978
MILLER PLACE, NY                    110,000        103,160       66,000       147,160       213,160      133,125          1978
LAKE RONKONKOMA, NY                  87,097        156,576       51,000       192,673       243,673      179,464          1978
E. PATCHOGUE, NY                     57,049        210,390       34,213       233,226       267,439      224,515          1978
AMITYVILLE, NY                       70,246        139,953       42,148       168,051       210,199      168,051          1978
BETHPAGE, NY                        210,990         38,356      126,000       123,346       249,346      120,315          1978
HUNTINGTON STATION, NY              140,735         52,045       84,000       108,780       192,780      103,514          1978
BALDWIN, NY                         101,952        106,328       61,552       146,728       208,280       96,184          1978
ELMONT, NY                          388,848        114,933      231,000       272,781       503,781      217,743          1978
EDISON, NJ                           60,000         73,798       36,750        97,048       133,798       95,528          1978
NORTH BABYLON, NY                    91,888        117,066       59,059       149,895       208,954      136,415          1978
CENTRAL ISLIP, NY                   103,183        151,449       61,435       193,197       254,632      192,659          1978
WHITE PLAINS, NY                    120,393         67,315                    187,708       187,708      166,458          1979
WOODSIDE, NY                                       152,740                    152,740       152,740       85,472          1978
OZONE PARK, NY                                     217,234                    217,234       217,234      111,278          1978
BRONX, NY                                          145,753                    145,753       145,753      119,223          1979
STATEN ISLAND, NY                                  222,525                    222,525       222,525      106,511          1981

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
BROOKLYN, NY                        116,328        232,254       75,000       273,582       348,582      138,081          1980
LONG ISLAND CITY, NY                191,420        390,783      116,554       465,649       582,203      239,513          1981
BAY SHORE, NY                       156,382        123,032       85,854       193,560       279,414      175,949          1981
N. WHITE PLAINS, NY                                154,131                    154,131       154,131      108,402          1983
BRIDGEPORT, CT                       58,956        106,709       24,000       141,665       165,665      126,545          1982
BRISTOL, CT                         108,808         81,684       44,000       146,492       190,492      135,503          1982
CROMWELL, CT                         70,017        183,119       24,000       229,136       253,136      228,347          1982
EAST HARTFORD, CT                   208,004         60,493       84,000       184,497       268,497      182,251          1982
FRANKLIN, CT                         50,904        168,470       20,232       199,142       219,374      195,715          1982
MANCHESTER, CT                       65,590        156,628       64,750       157,468       222,218      155,595          1982
MERIDEN, CT                         207,873         39,829       84,000       163,702       247,702      160,272          1982
NEW MILFORD, CT                     113,947        121,174                    235,121       235,121      225,967          1982
NORTH HAVEN, CT                      89,792         57,972                    147,764       147,764      141,905          1982
NORWALK, CT                         257,308        128,940      104,000       282,248       386,248      277,177          1982
NORWICH, CT                         107,632         50,507       44,000       114,139       158,139      113,149          1982
WAUREGAN, CT                         84,605         85,768       34,000       136,373       170,373      135,299          1982
SOUTHINGTON, CT                     115,750        158,561       70,750       203,561       274,311      201,848          1982
SOUTH WINDSOR, CT                    82,308         75,784       34,000       124,092       158,092      119,191          1982
STAFFORD SPRINGS, CT                 85,456         63,485       34,000       114,941       148,941      111,407          1982
TERRYVILLE, CT                      182,308         98,911       74,000       207,219       281,219      206,795          1982
TOLLAND, CT                         107,902        100,178       44,000       164,080       208,080      154,452          1982
WATERBURY, CT                       107,308         57,267       44,000       120,575       164,575      118,440          1982
WATERFORD, CT                        76,981        133,059                    210,040       210,040      188,108          1982
WEST HAVEN, CT                      185,138         48,619       74,000       159,757       233,757      155,578          1982
WOODBRIDGE, CT                       87,612        196,264                    283,876       283,876      265,863          1982
AGAWAM, MA                           65,000        120,665                    185,665       185,665      178,025          1982
GRANBY, MA                           58,804        232,477       24,000       267,281       291,281      152,633          1982
GREAT BARRINGTON, MA                 30,000        124,074        6,000       148,074       154,074      128,254          1982
HADLEY, MA                          123,196         68,748       40,000       151,944       191,944      142,602          1982
NORTH ADAMS, MA                      97,301         54,567       49,777       102,091       151,868       87,147          1982
NORTH ADAMS, MA                      97,126         57,922       40,000       115,048       155,048      109,046          1982
PITTSFIELD, MA                       97,153         87,874       40,000       145,027       185,027      141,519          1982
PITTSFIELD, MA                      123,167        118,273       50,000       191,440       241,440      184,008          1982
SOUTH HADLEY, MA                    232,445         54,351       90,000       196,796       286,796      185,914          1982
SPRINGFIELD, MA                     139,373        239,713       50,000       329,086       379,086      193,729          1983
SPRINGFIELD, MA                                    239,087                    239,087       239,087      140,918          1984
SPRINGFIELD, MA                     121,667         12,240       50,000        83,907       133,907       81,747          1982
SPRINGFIELD, MA                     122,787        105,706       50,000       178,493       228,493      173,595          1982
WESTFIELD, MA                       123,323         96,093       50,000       169,416       219,416      162,867          1982
OSSINING, NY                        140,992        104,761       97,527       148,226       245,753      133,869          1982
FREEHOLD, NJ                        494,275         68,507      402,834       159,948       562,782       71,410          1978
HOWELL, NJ                            9,750        174,857                    184,607       184,607      183,147          1978
LAKEWOOD, NJ                        135,000         77,265       75,000       137,265       212,265      122,641          1978
NORTH PLAINFIELD, NJ                227,190        239,709      175,000       291,899       466,899      268,074          1978
SOUTH AMBOY, NJ                     299,678         94,088      178,950       214,816       393,766      211,156          1978
ANDOVER, NJ                          81,368         83,049       37,997       126,420       164,417      121,396          1982
GLEN HEAD, NY                       234,395        192,295      102,645       324,045       426,690      322,613          1982
NEW ROCHELLE, NY                    188,932         34,649      103,932       119,649       223,581      116,560          1982
ELMONT, NY                          108,348         85,793       64,290       129,851       194,141       79,233          1982
TORRINGTON, CT                       96,842         46,156       65,000        77,998       142,998       60,203          1982

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
NORTH BRANFORD, CT                  130,057         23,436       83,088        70,405       153,493       69,168          1982
MERIDEN, CT                         126,188        106,805       72,344       160,649       232,993      136,750          1982
PLAINVILLE, CT                       80,000        290,433                    370,433       370,433      264,079          1983
FRANKLIN SQUARE, NY                 152,572        121,756      137,315       137,013       274,328       75,404          1978
SEAFORD, NY                          32,000        157,665                    189,665       189,665      136,388          1978
BROOKLYN, NY                        276,831        376,706      168,423       485,114       653,537      274,193          1978
NEW HAVEN, CT                     1,469,710         56,420      955,320       570,810     1,526,130      199,778          1985
BRISTOL, CT                         359,906                                   359,906       359,906        5,999          2004
BRISTOL, CT                       1,594,129                   1,036,184       557,945     1,594,129        3,720          2004
BRISTOL, CT                         297,389                     193,303       104,086       297,389          694          2004
BRISTOL, CT                         365,028                     237,268       127,760       365,028          852          2004
COBALT, CT                          395,683                                   395,683       395,683        6,595          2004
DURHAM, CT                          993,909                                   993,909       993,909       16,565          2004
ELLINGTON, CT                     1,294,889                     841,678       453,211     1,294,889        3,021          2004
ENFIELD, CT                         259,881                                   259,881       259,881        5,096          2004
FARMINGTON, CT                      466,271                     303,076       163,195       466,271        1,088          2004
HARTFORD, CT                        664,966                     432,228       232,738       664,966        1,552          2004
HARTFORD, CT                        570,898                     371,084       199,814       570,898        1,332          2004
MERIDEN, CT                       1,531,772                     989,165       542,607     1,531,772        3,717          2004
MIDDLETOWN, CT                    1,038,592                     675,085       363,507     1,038,592        2,423          2004
NEW BRITAIN, CT                     390,497                     253,823       136,674       390,497          911          2004
NEWINGTON, CT                       953,512                     619,783       333,729       953,512        2,225          2004
NORTH HAVEN, CT                     405,389                     251,985       153,404       405,389        1,299          2004
PLAINVILLE, CT                      544,503                     353,927       190,576       544,503        1,271          2004
PLYMOUTH, CT                        930,885                     605,075       325,810       930,885        2,172          2004
SOUTH WINDHAM, CT                   644,141                     418,692       225,449       644,141        1,503          2004
SOUTH WINDSOR, CT                   544,857                     336,737       208,120       544,857        2,202          2004
SUFFIELD, CT                        237,401                                   237,401       237,401        5,652          2004
VERNON, CT                        1,434,223                                 1,434,223     1,434,223       23,904          2004
WALLINGFORD, CT                     550,553                     334,901       215,652       550,553        1,791          2004
WALLINGFORD, CT                     310,314                                   310,314       310,314        5,172          2004
WATERBURY, CT                       804,040                     516,387       287,653       804,040        2,100          2004
WATERBURY, CT                       515,172                     334,862       180,310       515,172        1,202          2004
WATERBURY, CT                       468,469                     304,505       163,964       468,469        1,093          2004
WATERTOWN, CT                       924,586                     566,986       357,600       924,586        3,778          2004
WETHERSFIELD, CT                    446,610                                   446,610       446,610        7,444          2004
WEST HAVEN, CT                    1,214,831                     789,640       425,191     1,214,831        2,835          2004
WESTBROOK, CT                       344,881                                   344,881       344,881        5,748          2004
WILLIMANTIC, CT                     716,782                     465,908       250,874       716,782        1,673          2004
WINDSOR, CT                       1,042,081                     669,804       372,277     1,042,081        6,205          2004
WINDSOR LOCKS, CT                 1,433,330                                 1,433,330     1,433,330       23,889          2004
WINDSOR LOCKS, CT                   360,664                                   360,664       360,664        2,405          2004
BLOOMFIELD, CT                      141,452         54,786       90,000       106,238       196,238       82,820          1986
SIMSBURY, CT                        317,704        144,637      206,700       255,641       462,341      137,296          1985
RIDGEFIELD, CT                      535,140         33,590      347,900       220,830       568,730       79,104          1985
BRIDGEPORT, CT                      349,500         56,209      227,600       178,109       405,709       82,372          1985
NORWALK, CT                         510,760        209,820      332,200       388,380       720,580      160,969          1985
BRIDGEPORT, CT                      313,400         20,303      204,100       129,603       333,703       46,935          1985
STAMFORD, CT                        506,860         15,635      329,700       192,795       522,495       61,537          1985
BRIDGEPORT, CT                      245,100         20,652      159,600       106,152       265,752       41,189          1985

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
BRIDGEPORT, CT                      313,400         24,314      204,100       133,614       337,714       48,739          1985
BRIDGEPORT, CT                      377,600         83,549      245,900       215,249       461,149      118,479          1985
BRIDGEPORT, CT                      526,775         63,505      342,700       247,580       590,280      108,340          1985
BRIDGEPORT, CT                      338,415         27,786      219,800       146,401       366,201       55,666          1985
NEW HAVEN, CT                       538,400        176,230      350,600       364,030       714,630      226,712          1985
DARIEN, CT                          667,180         26,061      434,300       258,941       693,241       86,376          1985
WESTPORT, CT                        603,260         23,070      392,500       233,830       626,330       74,542          1985
STAMFORD, CT                        603,260        112,305      392,500       323,065       715,565      162,786          1985
STAMFORD, CT                        506,580         40,429      329,700       217,309       547,009       82,581          1985
GUILFORD, CT                        147,071         28,486       30,000       145,557       175,557       72,676          1993
STRATFORD, CT                       301,300         70,735      196,200       175,835       372,035       86,075          1985
STRATFORD, CT                       285,200         14,728      185,700       114,228       299,928       39,528          1985
CHESHIRE, CT                        490,200         19,050      319,200       190,050       509,250       64,916          1985
MILFORD, CT                         293,512         43,846      191,000       146,358       337,358       66,536          1985
FAIRFIELD, CT                       430,000         13,631      280,000       163,631       443,631       51,171          1985
MANCHESTER, CT                      110,441         27,535       50,441        87,535       137,976       79,312          1987
HARTFORD, CT                        233,000         32,563      151,700       113,863       265,563       49,215          1985
NEW HAVEN, CT                       217,000         23,889      141,300        99,589       240,889       41,944          1985
RIDGEFIELD, CT                      401,630         47,610      166,861       282,379       449,240      245,426          1985
BRIDGEPORT, CT                      346,442         16,990      230,000       133,432       363,432      106,256          1985
WILTON, CT                          518,881         71,425      337,500       252,806       590,306      108,509          1985
MIDDLETOWN, CT                      133,022         86,915      131,312        88,625       219,937       87,236          1987
NEW BRITAIN, CT                                    130,560                    130,560       130,560      122,928          1989
EAST HARTFORD, CT                   555,826         13,797      301,322       268,301       569,623       25,941          1991
WATERTOWN, CT                       351,771         58,812      204,027       206,556       410,583       78,334          1992
AVON, CT                            730,886                     402,949       327,937       730,886       37,164          2002
WILMINGTON, DE                      309,300         67,834      201,400       175,734       377,134       78,385          1985
ST. GEORGES, DE                     498,200        222,596      324,725       396,071       720,796      224,101          1985
WILMINGTON, DE                      313,400        103,748      204,100       213,048       417,148      106,625          1985
WILMINGTON, DE                      242,800         32,615      158,100       117,315       275,415       56,050          1985
WILMINGTON, DE                      381,700        156,704      248,600       289,804       538,404      124,973          1985
CLAYMONT, DE                        237,200         30,878      151,700       116,378       268,078       54,490          1985
NEWARK, DE                          578,600        166,781      376,800       368,581       745,381      173,951          1985
NEWARK, DE                          405,800         35,844      264,300       177,344       441,644       70,517          1985
WILMINGTON, DE                      369,600         38,077      240,700       166,977       407,677       70,805          1985
WILMINGTON, DE                      446,000         33,323      290,400       188,923       479,323       72,494          1985
WILMINGTON, DE                      337,500         21,971      219,800       139,671       359,471       52,118          1985
DOVER, DE                           263,508                                   263,508       263,508      177,241          1995
SOUTH PORTLAND, ME                  176,700          6,938      115,100        68,538       183,638       21,903          1985
LEWISTON, ME                        341,900         89,500      222,400       209,000       431,400      118,866          1985
PORTLAND, ME                        325,400         42,652      211,900       156,152       368,052       55,364          1985
BIDDEFORD, ME                       723,100          8,009      470,900       260,209       731,109       76,973          1985
AUBURN, ME                           93,078         59,561       55,431        97,208       152,639       85,519          1986
PORTLAND, ME                        118,703         29,640       80,598        67,745       148,343       65,780          1986
SACO, ME                            204,006         37,173      150,694        90,485       241,179       88,807          1986
SANFORD, ME                         265,523          9,178      201,316        73,385       274,701       72,832          1986
WESTBROOK, ME                        93,345        193,654       50,431       236,568       286,999      152,553          1986
WISCASSET, ME                       156,587         33,455       90,837        99,205       190,042       96,100          1986
AUBURN, ME                          105,908         77,928      105,908        77,928       183,836       76,380          1986
SOUTH PORTLAND, ME                  180,689         84,980      110,689       154,980       265,669      153,285          1986

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
LEWISTON, ME                        180,338         62,629      101,338       141,629       242,967      137,584          1986
N. WINDHAM, ME                      161,365         53,923       86,365       128,923       215,288      127,873          1986
BALTIMORE, MD                       474,100        176,067      308,700       341,467       650,167      132,063          1985
FULLERTON HTS, MD                   124,500         19,575       81,100        62,975       144,075       29,879          1985
RANDALLSTOWN, MD                    590,600         33,594      384,600       239,594       624,194       89,533          1985
EMMITSBURG, MD                      146,949         73,613      101,949       118,613       220,562      117,183          1986
MILFORD, MA                                        214,331                    214,331       214,331      115,338          1985
AGAWAM, MA                          209,555         63,621      136,000       137,176       273,176       78,291          1985
S. WEYMOUTH, MA                     562,500         44,893      366,300       241,093       607,393       89,734          1985
WESTFIELD, MA                       289,580         38,615      188,400       139,795       328,195       64,626          1985
WEST ROXBURY, MA                    490,200         23,134      319,200       194,134       513,334       62,218          1985
MAYNARD, MA                         735,200         12,714      478,800       269,114       747,914       79,944          1985
GARDNER, MA                       1,008,400         73,740      656,700       425,440     1,082,140      147,057          1985
STOUGHTON, MA                       775,300         34,554      504,900       304,954       809,854      101,535          1985
ARLINGTON, MA                       518,300         27,906      337,500       208,706       546,206       74,180          1985
METHUEN, MA                         379,664         64,941      245,900       198,705       444,605       95,102          1985
BELMONT, MA                         301,300         27,938      196,200       133,038       329,238       53,212          1985
RANDOLPH, MA                        743,200         25,069      484,000       284,269       768,269       91,853          1985
ROCKLAND, MA                        534,300         23,616      347,900       210,016       557,916       72,674          1985
WATERTOWN, MA                       357,500        296,588      321,030       333,058       654,088      145,492          1985
READING, MA                         261,100         12,829      170,000       103,929       273,929       31,878          1985
WEYMOUTH, MA                        643,297         36,516      418,600       261,213       679,813       89,809          1985
DEDHAM, MA                          225,824         19,150      125,824       119,150       244,974      115,023          1987
HINGHAM, MA                         352,606         22,484      242,520       132,570       375,090      115,635          1989
ASHLAND, MA                         606,700         17,424      395,100       229,024       624,124       68,709          1985
WOBURN, MA                          507,600        294,303      507,600       294,303       801,903       93,802          1985
BELMONT, MA                         389,700         28,871      253,800       164,771       418,571       60,953          1985
HYDE PARK, MA                       499,175         29,673      321,800       207,048       528,848       79,046          1985
EVERETT, MA                         269,500        190,931      269,500       190,931       460,431       83,778          1985
PITTSFIELD, MA                      281,200         51,100      183,100       149,200       332,300       71,356          1985
NORTH ATTLEBORO, MA                 662,900         16,549      431,700       247,749       679,449       76,800          1985
WORCESTER, MA                       497,642         67,806      321,800       243,648       565,448      116,904          1985
NEW BEDFORD, MA                     522,300         18,274      340,100       200,474       540,574       62,801          1985
TAUNTON, MA                                        180,724                    180,724       180,724       88,405          1989
FALL RIVER, MA                      859,800         24,423      559,900       324,323       884,223       99,587          1985
WORCESTER, MA                       385,600         21,339      251,100       155,839       406,939       55,446          1985
WEBSTER, MA                       1,012,400         67,645      659,300       420,745     1,080,045      157,945          1985
CLINTON, MA                         586,600         52,725      382,000       257,325       639,325       98,098          1985
FOXBOROUGH, MA                      426,593         34,403      325,000       135,996       460,996      100,907          1990
CLINTON, MA                         385,600         95,698      251,100       230,198       481,298      126,509          1985
HYANNIS, MA                         650,800         42,552      423,800       269,552       693,352      102,808          1985
HOLYOKE, MA                         329,500         38,345      214,600       153,245       367,845       63,872          1985
NEWTON, MA                          691,000         42,832      450,000       283,832       733,832       95,447          1985
FALMOUTH, MA                        519,382         43,841      458,461       104,762       563,223       97,030          1988
METHUEN, MA                         490,200         16,282      319,200       187,282       506,482       62,977          1985
ROCKLAND, MA                        578,600        185,285      376,800       387,085       763,885      161,561          1985
WILLIAMSTOWN, MA                    221,000         54,948      143,900       132,048       275,948       61,948          1985
FAIRHAVEN, MA                       725,500         48,828      470,900       303,428       774,328      113,148          1985
BELLINGHAM, MA                      734,189        132,725      476,200       390,714       866,914      178,651          1985
NEW BEDFORD, MA                     482,275         95,553      293,000       284,828       577,828      158,137          1985

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------

SEEKONK, MA                       1,072,700         29,112      698,500       403,312     1,101,812      122,805          1985
WALPOLE, MA                         449,900         20,586      293,000       177,486       470,486       55,656          1985
NORTH ANDOVER, MA                   393,700        220,132      256,400       357,432       613,832      151,831          1985
LOWELL, MA                          360,949         83,674      200,949       243,674       444,623      240,524          1985
AUBURN, MA                          175,048         30,890      125,048        80,890       205,938       79,855          1986
METHUEN, MA                         147,330        188,059       50,731       284,658       335,389      198,392          1986
GEORGETOWN, MA                      145,712         27,144      100,718        72,138       172,856       68,177          1986
IPSWICH, MA                         138,918         46,831       95,718        90,031       185,749       81,498          1986
SALISBURY, MA                       119,698         59,615       80,598        98,715       179,313       80,029          1986
BEVERLY, MA                         275,000        150,741      175,000       250,741       425,741      178,750          1986
BILLERICA, MA                       400,000        135,809      250,000       285,809       535,809      244,059          1986
HAVERHILL, MA                       400,000         17,182      225,000       192,182       417,182      190,200          1986
CHATHAM, MA                         275,000        197,302      175,000       297,302       472,302      192,661          1986
HARWICH, MA                         225,000         12,044      150,000        87,044       237,044       82,173          1986
IPSWICH, MA                         275,000         19,161      150,000       144,161       294,161      140,109          1986
LEOMINSTER, MA                      200,000         49,592      100,000       149,592       249,592      142,430          1986
LOWELL, MA                          375,000        175,969      250,000       300,969       550,969      201,076          1986
METHUEN, MA                         300,000         50,861      150,000       200,861       350,861      196,692          1986
ORLEANS, MA                         260,000         37,637      185,000       112,637       297,637      102,577          1986
PEABODY, MA                         400,000        200,363      275,000       325,363       600,363      242,752          1986
QUINCY, MA                          200,000         36,112      125,000       111,112       236,112      104,909          1986
REVERE, MA                          250,000        193,854      150,000       293,854       443,854      209,542          1986
SALEM, MA                           275,000         25,393      175,000       125,393       300,393      121,543          1986
TEWKSBURY, MA                       125,000         90,338       75,000       140,338       215,338      118,278          1986
TWIN MILL, MA                       125,000          7,607       50,000        82,607       132,607       80,849          1986
FALMOUTH, MA                        150,000        322,942       75,000       397,942       472,942      237,873          1986
WEST YARMOUTH, MA                   225,000         33,165      125,000       133,165       258,165      129,843          1986
WESTFORD, MA                        275,000        196,493      175,000       296,493       471,493      196,415          1986
WOBURN, MA                          350,000         45,681      200,000       195,681       395,681      188,944          1986
YARMOUTHPORT, MA                    300,000         26,940      150,000       176,940       326,940      175,775          1986
BRIDGEWATER, MA                     190,360         36,762      140,000        87,122       227,122       64,456          1987
STOUGHTON, MA                                      235,794                    235,794       235,794      124,608          1990
WORCESTER, MA                       476,102        174,233      309,466       340,869       650,335       99,599          1991
AUBURN, MA                          369,306         27,792      240,049       157,049       397,098       28,677          1991
BARRE, MA                           535,614        163,028      348,149       350,493       698,642       90,785          1991
WORCESTER, MA                       275,866         11,674      179,313       108,227       287,540       16,898          1992
BROCKTON, MA                        275,866        194,619      179,313       291,172       470,485      105,955          1991
CLINTON, MA                         177,978         29,790      115,686        92,082       207,768       28,157          1992
WORCESTER, MA                       167,745        275,852      167,745       275,852       443,597       97,258          1991
DUDLEY, MA                          302,563        141,993      196,666       247,890       444,556       60,806          1991
FITCHBURG, MA                       311,808         16,384      202,675       125,517       328,192       20,816          1991
FRANKLIN, MA                        253,619         18,437      164,852       107,204       272,056       21,777          1988
WORCESTER, MA                       342,608         11,101      222,695       131,014       353,709       17,348          1991
HYANNIS, MA                         222,472          7,282      144,607        85,147       229,754       12,369          1991
LEOMINSTER, MA                      195,776        177,454      127,254       245,976       373,230       94,495          1991
WORCESTER, MA                       231,372        157,356      150,392       238,336       388,728       87,579          1991
NORTHBOROUGH, MA                    404,900         18,353      263,185       160,068       423,253       22,927          1993
WEST BOYLSTON, MA                   311,808         28,937      202,675       138,070       340,745       30,721          1991
WORCESTER, MA                       186,877         33,510      121,470        98,917       220,387       30,129          1993
SOUTHBRIDGE, MA                                    172,279                    172,279       172,279       95,847          1991

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
SOUTH YARMOUTH, MA                  275,866         49,961      179,313       146,514       325,827       39,955          1991
STERLING, MA                        476,102        165,998      309,466       332,634       642,100       89,481          1991
SUTTON, MA                          714,159        187,355      464,203       437,311       901,514      114,220          1993
WORCESTER, MA                       275,866        150,472      179,313       247,025       426,338       84,551          1991
FRAMINGHAM, MA                      297,568        203,147      193,419       307,296       500,715      112,862          1992
UPTON, MA                           428,498         24,611      278,524       174,585       453,109       31,093          1991
WESTBOROUGH, MA                     311,808        205,994      202,675       315,127       517,802      113,062          1991
HARWICHPORT, MA                     382,653        173,989      248,724       307,918       556,642       94,977          1991
WORCESTER, MA                       547,283        205,733      355,734       397,282       753,016      115,655          1991
WORCESTER, MA                       978,880        191,413      636,272       534,021     1,170,293      114,762          1991
FITCHBURG, MA                       390,276        216,589      253,679       353,186       606,865      111,909          1992
WORCESTER, MA                       146,832        140,589       95,441       191,980       287,421       74,503          1991
LEICESTER, MA                       266,968        197,898      173,529       291,337       464,866       95,235          1991
NORTH GRAFTON, MA                   244,720         35,136      159,068       120,788       279,856       32,022          1991
SOUTHBRIDGE, MA                     249,169         62,205      161,960       149,414       311,374       55,487          1993
OXFORD, MA                          293,664          9,098      190,882       111,880       302,762       14,739          1993
WORCESTER, MA                       284,765         45,285      185,097       144,953       330,050       45,248          1991
ATHOL, MA                           164,629         22,016      107,009        79,636       186,645       20,669          1991
FITCHBURG, MA                       142,383        194,291       92,549       244,125       336,674       91,805          1992
WORCESTER, MA                       271,417        183,331      176,421       278,327       454,748       97,376          1991
ORANGE, MA                          476,102          4,015      309,466       170,651       480,117       13,480          1991
FRAMINGHAM, MA                      400,449         22,280      260,294       162,435       422,729       27,095          1991
MILFORD, MA                                        262,436                    262,436       262,436      118,716          1991
UXBRIDGE, MA                        128,196         16,239       90,000        54,435       144,435       40,124          1992
AUBURN, MA                                         167,147                    167,147       167,147       69,559          1996
MANCHESTER, NH                      249,100         22,857      162,200       109,757       271,957       37,887          1985
MANCHESTER, NH                      261,100         36,404      170,000       127,504       297,504       47,187          1985
CONCORD, NH                         233,400         68,292      151,700       149,992       301,692       81,744          1985
DERRY, NH(*)                        417,988         16,295      157,988       276,295       434,283      264,755          1987
PLAISTOW, NH                        300,406        117,924      244,694       173,636       418,330      152,831          1987
SOMERSWORTH, NH                     180,800         60,497      117,700       123,597       241,297       49,274          1985
SALEM, NH                           743,200         19,847      484,000       279,047       763,047       85,056          1985
LONDONDERRY, NH                     703,100         31,092      457,900       276,292       734,192       92,787          1985
ROCHESTER, NH                       972,200         12,775      633,100       351,875       984,975      102,231          1985
HAMPTON, NH                         193,103         26,449      135,598        83,954       219,552       80,972          1986
MERRIMACK, NH                       151,993        205,823      100,598       257,218       357,816      151,492          1986
NASHUA, NH                          197,142        219,639      155,837       260,944       416,781      147,349          1986
PELHAM, NH                          169,182         53,497      136,077        86,602       222,679       72,512          1986
PEMBROKE, NH                        138,492        174,777      100,837       212,432       313,269      116,073          1986
ROCHESTER, NH                       179,717        208,103      100,000       287,820       387,820      189,830          1986
ROCHESTER, NH                       110,598         43,142       80,598        73,142       153,740       66,621          1986
SEABROOK, NH                                       134,412                    134,412       134,412       61,844          1987
SOMERSWORTH, NH                     210,805         15,012      157,520        68,297       225,817       67,030          1986
EXETER, NH                          113,285        149,265       65,000       197,550       262,550      160,181          1986
CANDIA, NH                          130,000        184,004       80,000       234,004       314,004      219,663          1986
EPPING, NH                          170,000        131,403      120,000       181,403       301,403      134,236          1986
EPSOM, NH                           220,000         96,022      155,000       161,022       316,022      131,405          1986
EXETER, NH                          160,000         44,343      105,000        99,343       204,343       73,280          1986
MILFORD, NH                         190,000         41,689      115,000       116,689       231,689      107,311          1986
PORTSMOUTH, NH                      235,000         20,257      150,000       105,257       255,257      103,566          1986

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
PORTSMOUTH, NH                      225,000        228,704      125,000       328,704       453,704      208,469          1986
SALEM, NH                           450,000         47,484      350,000       147,484       497,484      132,737          1986
SEABROOK, NH                        199,780         19,102      124,780        94,102       218,882       92,327          1986
PELHAM, NH                                         234,915                    234,915       234,915       82,899          1996
MCAFEE, NJ                          670,900         15,711      436,900       249,711       686,611       75,755          1985
HAMBURG, NJ                         598,600         22,121      389,800       230,921       620,721       75,420          1985
WEST MILFORD, NJ                    502,200         31,918      327,000       207,118       534,118       76,858          1985
LIVINGSTON, NJ                      871,800         30,003      567,700       334,103       901,803      108,644          1985
TRENTON, NJ                         373,600          9,572      243,300       139,872       383,172       42,974          1985
WILLINGBORO, NJ                     425,800         29,928      277,300       178,428       455,728       69,855          1985
BAYONNE, NJ                         341,500         18,947      222,400       138,047       360,447       47,963          1985
CRANFORD, NJ                        342,666         29,222      222,400       149,488       371,888       60,267          1985
TRENTON, NJ                         466,100         13,987      303,500       176,587       480,087       56,921          1985
WALL TOWNSHIP, NJ                   336,441         55,709      121,441       270,709       392,150      258,327          1986
UNION, NJ                           490,200         41,361      319,200       212,361       531,561       79,038          1985
CRANBURY, NJ                        606,700         31,467      395,100       243,067       638,167       85,413          1985
HILLSIDE, NJ                        225,000         31,552      150,000       106,552       256,552       84,815          1987
SPOTSWOOD, NJ                       466,675         69,036      303,500       232,211       535,711      110,203          1985
LONG BRANCH, NJ                     514,300         22,951      334,900       202,351       537,251       72,169          1985
ELIZABETH, NJ                       405,800         18,881      264,300       160,381       424,681       54,536          1985
BELLEVILLE, NJ                      397,700         39,410      259,000       178,110       437,110       71,591          1985
NEPTUNE CITY, NJ                    269,600                     175,600        94,000       269,600       26,008          1985
BASKING RIDGE, NJ                   362,172         32,960      200,000       195,132       395,132       86,814          1986
DEPTFORD, NJ                        281,200         24,745      183,100       122,845       305,945       48,529          1985
CHERRY HILL, NJ                     357,500         13,879      232,800       138,579       371,379       46,414          1985
SEWELL, NJ                          551,912         48,485      355,712       244,685       600,397       89,696          1985
FLEMINGTON, NJ                      546,742         17,494      346,342       217,894       564,236       67,973          1985
WILLIAMSTOWN, NJ                    156,879          7,776      130,000        34,655       164,655       31,949          1988
BLACKWOOD, NJ                       401,700         36,736      261,600       176,836       438,436       73,171          1985
TRENTON, NJ                         684,650         33,275      444,800       273,125       717,925       97,679          1985
LODI, NJ                                           133,637                    133,637       133,637       88,283          1988
EAST ORANGE, NJ                     421,508         37,977      272,100       187,385       459,485       79,326          1985
FREEHOLD, NJ                        240,642                                   240,642       240,642      125,891          1995
BELMAR, NJ                          630,800         22,371      410,800       242,371       653,171       79,959          1985
MOORESTOWN, NJ                      470,100         27,064      306,100       191,064       497,164       68,730          1985
SPRING LAKE, NJ                     345,500         42,194      225,000       162,694       387,694       63,825          1985
HILLTOP, NJ                         329,500         16,758      214,600       131,658       346,258       45,543          1985
CLIFTON, NJ                         301,518          6,413      150,000       157,931       307,931       63,618          1987
SEWELL, NJ                          405,800         12,338      264,300       153,838       418,138       49,083          1985
FRANKLIN TWP., NJ                   683,000         30,257      444,800       268,457       713,257       94,570          1985
FLEMINGTON, NJ                      708,160         33,072      460,500       280,732       741,232       90,085          1985
CLEMENTON, NJ                       562,500         27,581      366,300       223,781       590,081       79,675          1985
BRADLEY BEACH, NJ                   240,642                                   240,642       240,642      125,891          1995
MT. ROYAL, NJ                       141,300          4,978       92,000        54,278       146,278       18,619          1985
ASBURY PARK, NJ                     418,966         18,038      272,100       164,904       437,004       58,168          1985
MIDLAND PARK, NJ                    201,012          4,080      150,000        55,092       205,092       36,281          1989
PATERSON, NJ                        619,548         16,765      402,900       233,413       636,313       74,322          1985
FREEHOLD, NJ                        450,300          7,822      293,200       164,922       458,122       49,497          1985
OCEAN CITY, NJ                      843,700        113,162      549,400       407,462       956,862      188,411          1985
WHITING, NJ                         447,199          3,519      167,090       283,628       450,718      271,751          1989

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
HILLSBOROUGH, NJ                    237,122          7,729      100,000       144,851       244,851       45,668          1985
PRINCETON, NJ                       703,100         40,615      457,900       285,815       743,715      105,037          1985
NEPTUNE, NJ                         455,726         39,090      293,000       201,816       494,816       79,287          1985
NEWARK, NJ                        3,086,592        164,432    2,005,800     1,245,224     3,251,024      458,934          1985
OAKHURST, NJ                        225,608         46,405      100,608       171,405       272,013      162,345          1985
BELLEVILLE, NJ                      215,468         38,163      149,237       104,394       253,631       97,933          1986
PINE HILL, NJ                       190,568         39,918      115,568       114,918       230,486      106,335          1986
TUCKERTON, NJ                       224,387        132,864      131,018       226,233       357,251      215,967          1987
WEST DEPTFORD, NJ                   245,450         50,295      151,053       144,692       295,745      136,072          1987
ATCO, NJ                            153,159         85,853      131,766       107,246       239,012      105,662          1987
SOMERVILLE, NJ                      252,717        254,230      200,500       306,447       506,947      126,701          1987
CINNAMINSON, NJ                     326,501         24,931      176,501       174,931       351,432      168,658          1987
RIDGEFIELD PARK, NJ                 273,549                     150,000       123,549       273,549       57,271          1997
BRICK, NJ                         1,507,684                   1,000,000       507,684     1,507,684      142,497          2000
LAKE HOPATCONG, NJ                1,305,034                     800,000       505,034     1,305,034      174,422          2000
BERGENFIELD, NJ                     381,590         36,271      300,000       117,861       417,861       99,184          1990
ORANGE, NJ                          281,200         24,573      183,100       122,673       305,773       47,813          1985
BLOOMFIELD, NJ                      695,000         21,021      452,600       263,421       716,021       87,329          1985
IRVINGTON, NJ                       271,200         79,011      176,600       173,611       350,211       93,660          1985
UNION, NJ                           441,900         36,198      287,800       190,298       478,098      190,298          1985
SCOTCH PLAINS, NJ                   331,063         14,455      214,600       130,918       345,518       45,016          1985
NUTLEY, NJ                          433,800         48,677      282,500       199,977       482,477       83,423          1985
PLAINFIELD, NJ                      470,100         29,975      306,100       193,975       500,075       66,973          1985
MOUNTAINSIDE, NJ                    664,100         31,620      431,700       264,020       695,720       87,555          1985
IRVINGTON, NJ                       104,760         38,446       60,000        83,206       143,206       60,106          1987
WATCHUNG, NJ                        449,900         20,339      293,000       177,239       470,239       59,696          1985
GREEN VILLAGE, NJ                   277,900         44,471      127,900       194,471       322,371      185,626          1985
IRVINGTON, NJ                       409,700         54,841      266,800       197,741       464,541       92,078          1985
JERSEY CITY, NJ                     438,000         51,856      285,200       204,656       489,856       83,444          1985
BLOOMFIELD, NJ                      441,900         32,951      287,800       187,051       474,851       72,282          1985
DOVER, NJ                           606,700         30,153      395,100       241,753       636,853       82,024          1985
PARLIN, NJ                          441,900         29,075      287,800       183,175       470,975       69,317          1985
UNION CITY, NJ                      799,500          3,440      520,600       282,340       802,940       80,603          1985
COLONIA, NJ                         253,100          3,395      164,800        91,695       256,495       27,826          1985
NORTH BERGEN, NJ                    629,527         81,006      409,527       301,006       710,533      128,656          1985
WAYNE, NJ                           490,200         21,766      319,200       192,766       511,966       65,281          1985
HASBROUCK HEIGHTS, NJ               639,648         19,648      416,000       243,296       659,296       76,287          1985
COLONIA, NJ                         952,200         74,451      620,100       406,551     1,026,651      153,515          1985
OLD BRIDGE, NJ                      319,521         24,445      204,621       139,345       343,966       53,915          1985
RIDGEWOOD, NJ                       703,100         36,959      457,900       282,159       740,059       95,671          1985
HAWTHORNE, NJ                       245,100         10,967      159,600        96,467       256,067       33,626          1985
WAYNE, NJ                           474,100         42,926      308,700       208,326       517,026       86,954          1985
WASHINGTON TOWN, NJ                 912,000         21,261      593,900       339,361       933,261      105,139          1985
PARAMUS, NJ                         381,700         42,394      248,600       175,494       424,094       77,484          1985
JERSEY CITY, NJ                     401,700         43,808      261,600       183,908       445,508       80,243          1985
FORT LEE, NJ                      1,245,500         39,408      811,100       473,808     1,284,908      153,749          1985
EATONTOWN, NJ                       117,865         19,446       87,375        49,936       137,311       24,053          1985
MONMOUTH BEACH, NJ                  133,500         33,987      100,125        67,362       167,487       35,700          1985
AUDUBON, NJ                         421,800         12,949      274,700       160,049       434,749       52,374          1985
TRENTON, NJ                         337,500         69,461      219,800       187,161       406,961       99,846          1985

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
STRATFORD, NJ                       215,597                                   215,597       215,597      145,017          1995
MAGNOLIA, NJ                        329,500         26,488      214,600       141,388       355,988       57,183          1985
BEVERLY, NJ                         470,100         24,003      306,100       188,003       494,103       64,681          1985
PISCATAWAY, NJ                      269,200         28,232      175,300       122,132       297,432       49,852          1985
WEST ORANGE, NJ                     799,500         34,733      520,600       313,633       834,233      110,712          1985
ROCKVILLE CENTRE, NY                350,325        315,779      201,400       464,704       666,104      266,404          1985
GLENDALE, NY                        368,625        159,763      235,500       292,888       528,388      120,891          1985
BELLAIRE, NY                        329,500         73,358      214,600       188,258       402,858       80,906          1985
BROOKLYN, NY                                       178,082                    178,082       178,082       85,507          1987
BAYSIDE, NY                         245,100        202,833      159,600       288,333       447,933      125,118          1985
YONKERS, NY                         153,184         67,266       76,592       143,858       220,450       57,856          1987
DOBBS FERRY, NY                     670,575         33,706      434,300       269,981       704,281       93,625          1985
NORTH MERRICK, NY                   510,350        141,506      332,200       319,656       651,856      131,487          1985
GREAT NECK, NY                      500,000         24,468      450,000        74,468       524,468       69,313          1985
GLEN HEAD, NY                       462,468         45,355      300,900       206,923       507,823       88,077          1985
GARDEN CITY, NY                     361,600         33,774      235,500       159,874       395,374       62,306          1985
HEWLETT, NY                         490,200         85,618      319,200       256,618       575,818       81,156          1985
EAST HILLS, NY                      241,613         21,070      241,613        21,070       262,683       18,342          1986
YONKERS, NY                         111,300         80,000       65,000       126,300       191,300       92,208          1988
HEMPSTEAD, NY                       396,200                     258,000       138,200       396,200       38,236          1985
LEVITTOWN, NY                       502,757         42,113      327,000       217,870       544,870       85,709          1985
LEVITTOWN, NY                       546,400        113,057      355,800       303,657       659,457      116,254          1985
ST. ALBANS, NY                      329,500         87,250      214,600       202,150       416,750       95,513          1985
RIDGEWOOD, NY                       278,372         38,578      277,606        39,344       316,950       16,796          1986
BROOKLYN, NY                        626,700        282,677      408,100       501,277       909,377      238,236          1985
BROOKLYN, NY                        476,816        272,765      306,100       443,481       749,581      199,001          1985
SYOSSET, NY                         139,686         37,407       65,982       111,111       177,093      100,847          1986
SEAFORD, NY                         325,400         83,257      211,900       196,757       408,657       63,548          1985
BAYSIDE, NY                         470,100        246,576      306,100       410,576       716,676      161,145          1985
BAY SHORE, NY                       188,900         26,286      123,000        92,186       215,186       40,303          1985
ELMONT, NY                          389,700         90,633      253,800       226,533       480,333       76,156          1985
WHITE PLAINS, NY                    258,600         60,120      164,800       153,920       318,720       69,931          1985
SCARSDALE, NY                       257,100        102,632      167,400       192,332       359,732       94,038          1985
EASTCHESTER, NY                     614,700         34,500      400,300       248,900       649,200       89,306          1985
NEW ROCHELLE, NY                    337,500         51,741      219,800       169,441       389,241       68,984          1985
BROOKLYN, NY                        421,800        270,436      274,700       417,536       692,236      187,987          1985
COMMACK, NY                         321,400         25,659      209,300       137,759       347,059       53,818          1985
SAG HARBOR, NY                      703,600         36,012      458,200       281,412       739,612      101,704          1985
EAST HAMPTON, NY                    663,100         39,313      431,800       270,613       702,413       92,315          1985
MASTIC, NY                          313,400        110,180      204,100       219,480       423,580      140,075          1985
BRONX, NY                           390,200        329,357      251,100       468,457       719,557      198,019          1985
YONKERS, NY                       1,020,400         61,875      664,500       417,775     1,082,275      146,706          1985
GLENVILLE, NY                       343,723         98,299      219,800       222,222       442,022      113,304          1985
YONKERS, NY                         202,826         42,877      144,000       101,703       245,703       63,035          1986
MINEOLA, NY                         341,500         34,411      222,400       153,511       375,911       63,729          1985
NEW YORK, NY                                       164,351                    164,351       164,351       84,604          1989
ALBANY, NY                          404,888        104,378      261,600       247,666       509,266      138,446          1985
LONG ISLAND CITY, NY              1,646,307        259,443    1,071,500       834,250     1,905,750      383,805          1985
ALBANY, NY                          142,312         36,831       91,600        87,543       179,143       49,675          1985
RENSSELAER, NY                    1,653,500        514,444    1,076,800     1,091,144     2,167,944      672,865          1985

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
RENSSELAER, NY                      683,781                     286,504       397,277       683,781        1,783          2004
PORT JEFFERSON, NY                  400,725         63,743      259,000       205,468       464,468       98,311          1985
ROTTERDAM, NY                       140,600        100,399       91,600       149,399       240,999       98,025          1985
OSSINING, NY                        231,100         44,049      149,200       125,949       275,149       58,095          1985
ELLENVILLE, NY                      233,000         53,690      151,700       134,990       286,690       67,095          1985
CHATHAM, NY                         349,133        131,805      225,000       255,938       480,938      144,684          1985
HYDE PARK, NY                       253,100         12,015      164,800       100,315       265,115       35,214          1985
SHRUB OAK, NY                     1,060,700         81,807      690,700       451,807     1,142,507      166,354          1985
NEW YORK, NY                                       229,435                    229,435       229,435      136,976          1985
BROOKLYN, NY                        237,100        125,067      154,400       207,767       362,167       82,954          1985
STATEN ISLAND, NY                   301,300        288,603      196,200       393,703       589,903      178,043          1985
STATEN ISLAND, NY                   357,904         39,588      230,300       167,192       397,492       71,941          1985
STATEN ISLAND, NY                   349,500        176,590      227,600       298,490       526,090      132,211          1985
BRONX, NY                            93,817        120,396       67,200       147,013       214,213       98,859          1985
BRONX, NY                           104,130        360,410       90,000       374,540       464,540      222,225          1985
OZONE PARK, NY                                     193,968                    193,968       193,968       86,542          1986
MT. VERNON, NY                      117,440         37,529       72,440        82,529       154,969       74,645          1985
PELHAM MANOR, NY                    136,791         78,987       75,000       140,778       215,778      117,970          1985
FREEPORT, NY                        119,745         30,930       65,000        85,675       150,675       72,531          1986
EAST MEADOW, NY                     425,000         86,005      325,000       186,005       511,005      107,566          1986
E. ELMHURST, NY                                    134,284                    134,284       134,284       62,460          1986
STATEN ISLAND, NY                   389,700         88,922      253,800       224,822       478,622      113,303          1985
MERRICK, NY                         477,498         77,925      240,764       314,659       555,423       86,353          1987
WANTAGH, NY                                        180,017                    180,017       180,017      130,309          1988
MASSAPEQUA, NY                      333,400         53,696      217,100       169,996       387,096       80,488          1985
UNIONDALE, NY                       252,000         36,867      164,100       124,767       288,867       54,252          1985
TROY, NY                            225,000         60,569      146,500       139,069       285,569       63,862          1985
BALDWIN, NY                         290,923          5,007      151,280       144,650       295,930       24,563          1986
NEW YORK, NY                                       605,891                    605,891       605,891      290,321          1986
MIDDLETOWN, NY                      751,200        166,411      489,200       428,411       917,611      145,188          1985
OCEANSIDE, NY                       313,400         88,863      204,100       198,163       402,263       63,738          1985
WANTAGH, NY                         261,814         85,758      175,000       172,572       347,572       87,753          1985
NORTHPORT, NY                       241,100         33,036      157,000       117,136       274,136       54,309          1985
BRONX, NY                                          130,597                    130,597       130,597       85,132          1985
SCHENECTADY, NY                                    143,698                    143,698       143,698      122,155          1987
BALLSTON, NY                        160,000        134,021      110,000       184,021       294,021      177,488          1986
BALLSTON SPA, NY                    210,000        105,073      100,000       215,073       315,073      205,804          1986
COLONIE, NY                         245,150         28,322      120,150       153,322       273,472      146,126          1986
DELMAR, NY                          150,000         42,478       70,000       122,478       192,478      114,473          1986
ELLENVILLE, NY                      170,000         72,869       70,000       172,869       242,869      143,696          1986
FORT EDWARD, NY                     225,000         65,739      150,000       140,739       290,739      132,098          1986
FT. PLAIN, NY                       122,008         43,370       72,008        93,370       165,378       72,243          1986
QUEENSBURY, NY                      225,000        105,592      165,000       165,592       330,592      154,854          1986
GLOVERSVILLE, NY                    200,000         52,696      100,000       152,696       252,696      145,468          1986
HALFMOON, NY                        415,000        205,598      228,100       392,498       620,598      361,584          1986
GREEN ISLAND, NY                     50,000         94,827       50,000        94,827       144,827       74,197          1986
HANCOCK, NY                         100,000        109,470       50,000       159,470       209,470      146,873          1986
HYDE PARK, NY                       300,000         59,198      175,000       184,198       359,198      162,680          1986
LATHAM, NY                          275,000         68,160      150,000       193,160       343,160      171,431          1986
MALTA, NY                           190,000         91,726       65,000       216,726       281,726      200,834          1986

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
MELROSE, NY                         105,000         69,624       55,000       119,624       174,624      102,009          1986
MILLERTON, NY                       175,000        123,063      100,000       198,063       298,063      164,568          1986
NEW WINDSOR, NY                     150,000         94,791       75,000       169,791       244,791      134,329          1986
NISKAYUNA, NY                       425,000         35,421      275,000       185,421       460,421      174,842          1986
PLEASANT VALLEY, NY                 398,497        115,129      240,000       273,626       513,626      171,274          1986
POUGHKEEPSIE, NY                    250,000         82,485      150,000       182,485       332,485      150,847          1986
POUGHKEEPSIE, NY                    175,000                     175,000                     175,000                       1986
QUEENSBURY, NY                      230,000         65,245      155,000       140,245       295,245      118,079          1986
ROTTERDAM, NY                       132,287        166,077                    298,364       298,364      195,470          1995
SCHENECTADY, NY                     225,000        298,103      150,000       373,103       523,103      354,282          1986
S. GLENS FALLS, NY                  325,000         58,892      225,000       158,892       383,892      138,983          1986
TROY, NY                            175,000         65,690       75,000       165,690       240,690      140,994          1986
WARRENSBURG, NY                     115,000         35,203       75,000        75,203       150,203       66,020          1986
HUDSON FALLS, NY                    190,000         55,750       65,000       180,750       245,750      160,898          1986
MECHANICVILLE, NY                                  133,469                    133,469       133,469      111,589          1987
ALBANY, NY                          206,620         87,949       81,620       212,949       294,569      197,994          1986
NEWBURGH, NY                        430,766         25,850      150,000       306,616       456,616      280,766          1989
JERICHO, NY                                        330,936                    330,936       330,936      120,740          1998
CATSKILL, NY                         73,705         74,726       73,704        74,727       148,431       56,652          1989
CATSKILL, NY                        321,446                     125,000       196,446       321,446        7,798          2004
CATSKILL, NY                        305,285         99,076      203,523       200,838       404,361       99,294          1989
GREENVILLE, NY                       77,153        105,325       77,152       105,326       182,478       94,575          1989
QUARRYVILLE, NY                      35,917        168,199       35,916       168,200       204,116      154,356          1988
MENANDS, NY                         150,580         60,563       49,999       161,144       211,143      137,372          1988
HOOSICK FALLS, NY                                  151,535                    151,535       151,535      137,759          1988
BREWSTER, NY                        302,564         44,393      142,564       204,393       346,957      194,281          1988
VALATIE, NY                         165,590        394,981       90,829       469,742       560,571      338,646          1989
CAIRO, NY                           191,928        142,895       46,650       288,173       334,823      257,764          1988
RED HOOK, NY                                       226,787                    226,787       226,787      214,232          1991
WEST TAGHKANIC, NY                  202,750        117,540      121,650       198,640       320,290      119,492          1986
RAVENA, NY                                         199,900                    199,900       199,900      186,743          1991
SAYVILLE, NY                        528,225                     300,000       228,225       528,225       58,578          1998
WANTAGH, NY                         640,680                     370,200       270,480       640,680       69,421          1998
CENTRAL ISLIP, NY                   572,244                     357,500       214,744       572,244       55,007          1998
FLUSHING, NY                        516,110                     320,125       195,985       516,110       50,133          1998
NORTH LINDENHURST, NY               341,530                     192,000       149,530       341,530       38,294          1998
WYANDANCH, NY                       453,131                     279,500       173,631       453,131       44,417          1998
NEW ROCHELLE, NY                    415,180                     251,875       163,305       415,180       41,584          1998
FLORAL PARK, NY                     616,700                     356,400       260,300       616,700       66,680          1998
RIVERHEAD, NY                       723,346                     431,700       291,646       723,346       74,710          1998
AMHERST, NY                         223,009                     173,451        49,558       223,009       17,176          2000
BUFFALO, NY                         312,426                     150,888       161,538       312,426       42,212          2000
KENMORE, NY                         160,000                     110,000        50,000       160,000       10,833          2000
GRAND ISLAND, NY                    350,849                     247,348       103,501       350,849       32,072          2000
HAMBURG, NY                         298,805                     168,680       130,125       298,805       28,193          2000
LACKAWANNA, NY                      250,030                     129,870       120,160       250,030       32,528          2000
LEWISTON, NY                        205,000                     125,000        80,000       205,000       17,333          2000
TONAWANDA, NY                       189,296                     147,122        42,174       189,296        9,138          2000
TONAWANDA, NY                       304,762         11,493      211,337       104,918       316,255       22,733          2000
WEST SENECA, NY                     257,142                     184,385        72,757       257,142       15,767          2000

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
WILLIAMSVILLE, NY                   211,972                     176,643        35,329       211,972        7,654          2000
PHILADELPHIA, PA                    687,000         25,017      447,400       264,617       712,017       86,970          1985
PHILADELPHIA, PA                    237,100        205,495      154,400       288,195       442,595      122,911          1985
ALLENTOWN, PA                       357,500         76,385      232,800       201,085       433,885       75,909          1985
NORRISTOWN, PA                      241,300         78,419      157,100       162,619       319,719       61,314          1985
BRYN MAWR, PA                       221,000         59,832      143,900       136,932       280,832       71,382          1985
CONSHOHOCKEN, PA                    261,100         77,885      170,000       168,985       338,985       84,155          1985
PHILADELPHIA, PA                    281,200         34,285      183,100       132,385       315,485       56,347          1985
HUNTINGDON VALLEY, PA               421,800         36,439      274,700       183,539       458,239       72,152          1985
FEASTERVILLE, PA                    510,200        160,144      332,200       338,144       670,344      167,117          1985
PHILADELPHIA, PA                    285,200         65,498      185,700       164,998       350,698       77,311          1985
PHILADELPHIA, PA                    289,300         50,010      188,400       150,910       339,310       72,571          1985
PHILADELPHIA, PA                    405,800        221,269      264,300       362,769       627,069      192,572          1985
PHILADELPHIA, PA                    417,800        210,406      272,100       356,106       628,206      138,690          1985
PHILADELPHIA, PA                    369,600        276,720      240,700       405,620       646,320      197,336          1985
HATBORO, PA                         285,200         61,979      185,700       161,479       347,179       83,005          1985
HAVERTOWN, PA                       402,000         22,660      253,800       170,860       424,660       71,089          1985
MEDIA, PA                           326,195         24,082      191,000       159,277       350,277       83,376          1985
PHILADELPHIA, PA                    389,700         28,006      253,800       163,906       417,706       63,748          1985
MILMONT PARK, PA                    343,093         32,840      222,400       153,533       375,933       64,645          1985
PHILADELPHIA, PA                    341,500        224,647      222,400       343,747       566,147      150,896          1985
ALDAN, PA                           281,200         45,539      183,100       143,639       326,739       63,631          1985
BRISTOL, PA                         430,500         82,981      280,000       233,481       513,481      114,139          1985
TREVOSE, PA                         215,214         16,382      150,000        81,596       231,596       53,881          1987
HAVERTOWN, PA                       265,200         24,500      172,700       117,000       289,700       44,123          1985
ABINGTON, PA                        309,300         43,696      201,400       151,596       352,996       65,478          1985
HATBORO, PA                         289,300         61,371      188,400       162,271       350,671       78,700          1985
CLIFTON HGTS., PA                   428,201         63,403      256,400       235,204       491,604      129,470          1985
ALDAN, PA                           433,800         21,152      282,500       172,452       454,952       59,375          1985
SHARON HILL, PA                     411,057         39,574      266,800       183,831       450,631       77,180          1985
MEDIA, PA                           474,100          5,055      308,700       170,455       479,155       50,817          1985
ROSLYN, PA                          349,500        173,661      227,600       295,561       523,161      181,581          1985
CLIFTON HGTS, PA                    213,000         46,824      138,700       121,124       259,824       58,661          1985
PHILADELPHIA, PA                    369,600        273,642      240,700       402,542       643,242      228,031          1985
MORRISVILLE, PA                     377,600         33,522      245,900       165,222       411,122       66,807          1985
PHILADELPHIA, PA                    302,999        220,313      181,497       341,815       523,312      239,501          1985
FAIRLESS HILLS, PA                  215,600         16,975      140,400        92,175       232,575       37,781          1985
PHOENIXVILLE, PA                    413,800         17,561      269,500       161,861       431,361       55,910          1985
LANGHORNE, PA                       122,202         69,328       50,000       141,530       191,530       83,563          1987
POTTSTOWN, PA                       430,000         48,854      280,000       198,854       478,854       86,613          1985
BOYERTOWN, PA                       233,000          5,373      151,700        86,673       238,373       27,661          1985
QUAKERTOWN, PA                      379,111         89,812      243,300       225,623       468,923      108,008          1985
SOUDERTON, PA                       381,700        172,170      248,600       305,270       553,870      138,755          1985
LANSDALE, PA                        243,844        200,458      243,844       200,458       444,302       90,962          1985
CHALFONT, PA                        296,500         12,019      193,100       115,419       308,519       40,416          1985
FURLONG, PA                         175,300        151,150      175,300       151,150       326,450       78,696          1985
DOYLESTOWN, PA                      405,800         32,659      264,300       174,159       438,459       67,943          1985
RICHBORO, PA                         96,789         39,075       55,000        80,864       135,864       48,870          1987
PENNDEL, PA                         137,429         31,015       90,000        78,444       168,444       55,673          1988
WEST CHESTER, PA                    421,800         21,935      274,700       169,035       443,735       61,135          1985

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------

NORRISTOWN, PA                      175,300        120,786      175,300       120,786       296,086       49,376          1985
TRAPPE, PA                          377,600         44,509      245,900       176,209       422,109       78,360          1985
GETTYSBURG, PA                      157,602         28,530       67,602       118,530       186,132      115,956          1986
PARADISE, PA                        132,295        151,188      102,295       181,188       283,483      103,278          1986
LINWOOD, PA                         171,518         22,371      102,968        90,921       193,889       85,961          1987
READING, PA                         750,000         49,125                    799,125       799,125      751,282          1989
ELKINS PARK, PA                     275,171         17,524      200,000        92,695       292,695       80,848          1990
NEW OXFORD, PA                    1,044,707         13,500       18,687     1,039,520     1,058,207      530,981          1996
HANOVER, PA                         108,435        417,763      108,435       417,763       526,198      406,803          1958
HANOVER, PA                          22,526        113,336       27,231       108,631       135,862       99,671          1961
GLEN ROCK, PA                        20,442        166,633       20,442       166,633       187,075      129,209          1961
BOILING SPRINGS, PA                  14,792        167,641       14,792       167,641       182,433      131,060          1961
NORTH KINGSTOWN, RI                 211,835         25,971       89,135       148,671       237,806      142,664          1985
MIDDLETOWN, RI                      306,710         16,364      176,710       146,364       323,074      143,923          1987
WARWICK, RI                         376,563         39,933      205,889       210,607       416,496      196,779          1989
PROVIDENCE, RI                      231,372        191,647      150,392       272,627       423,019       82,098          1991
EAST PROVIDENCE, RI               2,297,435        574,528    1,495,700     1,376,263     2,871,963      363,040          1985
ASHAWAY, RI                         618,609                     402,096       216,513       618,609        1,444          2004
EAST PROVIDENCE, RI                 309,950         49,546      202,050       157,446       359,496       70,914          1985
PAWTUCKET, RI                       212,775        161,188      118,860       255,103       373,963      169,308          1986
WARWICK, RI                         434,752         24,730      266,800       192,682       459,482       87,983          1985
CRANSTON, RI                        466,100         12,576      303,500       175,176       478,676       56,157          1985
PAWTUCKET, RI                       237,100          2,990      154,400        85,690       240,090       25,696          1985
BARRINGTON, RI                      490,200        213,866      319,200       384,866       704,066      195,155          1985
WARWICK, RI                         253,100         34,400      164,800       122,700       287,500       50,970          1985
N. PROVIDENCE, RI                   542,400         61,717      353,200       250,917       604,117      110,732          1985
EAST PROVIDENCE, RI                 486,675         13,947      316,600       184,022       500,622       58,802          1985
WAKEFIELD, RI                       413,800         39,616      269,500       183,916       453,416       64,664          1985
READING, PA                          34,620        121,446       10,433       145,633       156,066       95,400          1990
EPHRATA, PA                         183,477         96,937      136,809       143,605       280,414       95,451          1990
DAUPHIN, PA                         156,076          6,025      134,167        27,934       162,101       23,141          1990
DOUGLASSVILLE, PA                   178,488         23,321      154,738        47,071       201,809       39,396          1990
YORK, PA                            170,304            390      134,946        35,748       170,694       34,386          1990
GETTYSBURG, PA                      170,642          7,230      134,111        43,761       177,872       38,706          1990
POTTSVILLE, PA                      162,402         82,769       43,471       201,700       245,171      164,176          1990
POTTSVILLE, PA                      451,360         19,361      147,740       322,981       470,721      300,057          1990
LANCASTER, PA                       208,677         24,347       78,254       154,770       233,024      154,770          1989
BETHLEHEM, PA                       208,677         42,927      130,423       121,181       251,604      112,182          1989
EASTON, PA                          113,086        199,385                    312,471       312,471      228,690          1989
BETHLEHEM, PA                       115,636         97,776                    213,412       213,412      175,185          1989
LANCASTER, PA                       642,000         17,993      300,000       359,993       659,993      359,993          1989
HAMBURG, PA                         219,280         75,745      130,423       164,602       295,025      139,828          1989
READING, PA                         182,592         82,812      104,338       161,066       265,404      127,725          1989
MOUNTVILLE, PA                      195,635         19,506       78,254       136,887       215,141      136,887          1989
EBENEZER, PA                        147,058         88,474       68,804       166,728       235,532      122,433          1989
BETHLEHEM, PA                       130,423         88,995       52,169       167,249       219,418      123,185          1989
INTERCOURSE, PA                     311,503         81,287      157,801       234,989       392,790       63,502          1989
REINHOLDS, PA                       176,520         83,686       82,017       178,189       260,206      117,463          1989
COLUMBIA, PA                        225,906         13,206       75,000       164,112       239,112      101,241          1989
OXFORD, PA                          191,449        118,321       65,212       244,558       309,770      188,482          1989

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
POTTSTOWN, PA                       166,236         16,010       71,631       110,615       182,246       70,990          1989
EPHRATA, PA                         208,604         52,826       30,000       231,430       261,430      120,229          1989
ROBESONIA, PA                       225,913        102,802       70,000       258,715       328,715      164,554          1989
LANCASTER, PA                       152,564         25,866       75,000       103,430       178,430       32,769          1998
KENHORST, PA                        143,466         94,592       65,212       172,846       238,058      130,529          1989
NEFFSVILLE, PA                      234,761         45,637       91,296       189,102       280,398      180,164          1989
LEOLA, PA                           262,890        102,007      131,189       233,708       364,897       64,589          1989
EPHRATA, PA                         187,843          9,400       65,212       132,031       197,243      130,572          1989
SHREWSBURY, PA                      132,993        126,898       52,832       207,059       259,891      147,270          1989
RED LION, PA                        221,719         29,788       52,169       199,338       251,507      195,569          1989
READING, PA                         129,284        137,863       65,352       201,795       267,147      123,384          1989
ROTHSVILLE, PA                      169,550         25,188       52,169       142,569       194,738      142,569          1989
HANOVER, PA                         231,028         13,252       70,000       174,280       244,280      114,319          1989
LANCASTER, PA                       156,507         19,215       52,169       123,553       175,722      123,553          1989
HARRISBURG, PA                      399,016        347,590      198,740       547,866       746,606      279,090          1989
ADAMSTOWN, PA                       213,424        108,844      100,000       222,268       322,268      119,263          1989
LANCASTER, PA                       308,964         83,443      104,338       288,069       392,407      251,668          1989
NEW HOLLAND, PA                     313,015        106,839      143,465       276,389       419,854      226,890          1989
CHRISTIANA, PA                      182,593         11,178       65,212       128,559       193,771      128,559          1989
WYOMISSING HILLS, PA                319,320        113,176       76,074       356,422       432,496      299,087          1989
LAURELDALE, PA                      262,079         15,550       86,941       190,688       277,629      178,921          1989
REIFFTON, PA                        338,250          5,295       43,470       300,075       343,545      291,116          1989
W.READING, PA                       790,432         68,726      387,641       471,517       859,158      430,097          1989
ARENDTSVILLE, PA                    173,759        101,020       32,603       242,176       274,779      195,192          1989
MOHNTON, PA                         317,228         56,374       66,425       307,177       373,602      272,400          1989
CARLISLE, PA                         32,621        103,487                    136,108       136,108       82,701          1989
MCCONNELLSBURG, PA                  155,367        145,616       69,915       231,068       300,983       89,163          1989
BLACKSBURG, VA                       23,644        206,308                    229,952       229,952      113,810          1990
MARTINSVILLE, VA                     33,837        106,699                    140,536       140,536       88,903          1990
ROANOKE, VA                          30,000        208,498                    238,498       238,498      131,526          1990
RICH CREEK, VA                       37,509        217,310                    254,819       254,819      128,078          1990
ROANOKE, VA                          91,281        206,221                    297,502       297,502      179,827          1990
SALEM, VA                           104,114         36,725                    140,839       140,839      128,741          1990
STANLEYTOWN, VA                      29,750        130,167                    159,917       159,917       91,859          1990
ROANOKE, VA                          30,000        142,340                    172,340       172,340      108,122          1990
RICHMOND, VA                        120,818        167,895                    288,713       288,713      198,055          1990
DALEVILLE, VA                        36,123        122,998                    159,121       159,121       95,144          1990
CHESAPEAKE, VA(*)                 1,184,759         25,382      604,983       605,158     1,210,141       38,910          1990
PORTSMOUTH, VA                      562,255         17,106      221,610       357,751       579,361      316,831          1990
NORFOLK, VA                         534,910          6,050      310,630       230,330       540,960      208,913          1990
PORTSMOUTH, VA                      427,720          1,408      150,400       278,728       429,128      278,728          1990
CHESAPEAKE, VA                      883,685         26,247      325,508       584,424       909,932      518,697          1990
CHESAPEAKE, VA                    1,026,115          7,149      407,026       626,238     1,033,264      563,078          1990
BENNINGTON, VT                      309,300        154,480      201,400       262,380       463,780       95,867          1985
JACKSONVILLE, FL                    559,514                     296,434       263,080       559,514       56,999          2000
JACKSONVILLE, FL                    485,514                     388,434        97,080       485,514       21,032          2000
JACKSONVILLE, FL                    196,764                     114,434        82,330       196,764       17,837          2000
JACKSONVILLE, FL                    201,477                     117,907        83,570       201,477       18,107          2000
JACKSONVILLE, FL                    545,314                     256,434       288,880       545,314       62,589          2000
ORLANDO, FL                         867,515                     401,435       466,080       867,515      100,982          2000

                               Initial Cost       Cost             Gross Amount at Which Carried                        Date of
                               of Leasehold    Capitalized             at Close of Period              Accumulated      Initial
                              or Acquisition    Subsequent     -----------------------------------    Depreciation    Leasehold or
                              Investment to    to Initial                 Building and                    and         Acquisition
Description                    Company (1)     Investment (1)    Land     Improvements   Total (2)    Amortization   Investment(1)
-----------                   --------------   --------------  --------   ------------   ---------    ------------   -------------
MISC. INVESTMENTS                 4,121,031     13,079,803    2,092,936    15,106,898    17,199,834   13,693,663
                               ------------- -------------- ------------ ------------- ------------- ------------
                               $261,493,932    $85,097,218  $156,570,995 $190,019,155  $346,590,150  $106,462,900
                               ============= ============== ============ ============= ============= ============


(1) Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which the Company purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2) The aggregate cost for federal income tax purposes was approximately $253,000,000 at December 31, 2004.



                                      -42

EXHIBIT INDEX

                               GETTY REALTY CORP.
                           Annual Report on Form 10-K
                      for the year ended December 31, 2004

 EXHIBIT
   NO.                 DESCRIPTION
 -------               -----------
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

   3.5     Amendment to Articles of Incorporation of       Filed as Exhibit 99.2 to Company's
           Holdings, filed August 1, 2001.                 Current Report on Form 8-K dated August
                                                           1, 2001(File No. 001-13777) and
                                                           incorporated herein by reference.

   4.1     Dividend Reinvestment/Stock Purchase Plan.      Filed under the heading "Description of Plan"
                                                           on pages 4 through 17 to Company's
                                                           Registration Statement on Form S-3D, filed
                                                           on April 22, 2004 (File No.333-114730) and
                                                           incorporated herein by reference.

  10.1*    Retirement and Profit Sharing Plan              Filed as Exhibit 10.2(b) to Company's
           (amended and restated as of September           Annual Report on Form 10-K for the fiscal
           19, 1996), adopted by the Company on            year ended January 31, 1997. (File No.
           December 16, 1997.                              1-8059) and incorporated herein by
                                                           reference.

 EXHIBIT
   NO.                 DESCRIPTION
 -------               -----------
  10.1(a)* Retirement and Profit Sharing (amended          Filed as Exhibit 10.1(a) to Company's
           and restated as of January 1, 2002),            Annual Report on Form 10-K for the year
           adopted by the Company on September 3,          ended December 31, 2002 (File No.
           2002.                                           001-13777) and incorporated herein by
                                                           reference.

  10.2*    1998 Stock Option Plan, effective as of         Filed as Exhibit 10.1 to Company's
           January 30, 1998.                               Registration Statement on Form S-4,
                                                           filed on January 12, 1998 (File No.
                                                           333-44065), included as Appendix H to
                                                           the Joint Proxy Statement/Prospectus
                                                           that is a part thereof, and incorporated
                                                           herein by reference.

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

  10.5*    Form of Indemnification Agreement               Filed as Exhibit 10.15 to Company's
           between the Company and its directors.          Annual Report on Form 10-K for the fiscal
                                                           year ended January 31, 1998 (File No.
                                                           001-13777) and incorporated herein by
                                                           reference.

  10.6*    Supplemental Retirement Plan for                Filed as Exhibit 10.22 to the Annual
           Executives of the Company (then known as        Report on Form 10-K for the fiscal year
           Getty Petroleum Corp.) and Participating        ended January 31, 1990 (File No. 1-8059)
           Subsidiaries (adopted by the Company on         of Getty Petroleum Corp. and
           December 16, 1997).                             incorporated herein by reference.

  10.7*    Form of Agreement dated December 9, 1994        Filed as Exhibit 10.23 to the Annual
           between Getty Petroleum Corp. and its           Report on Form 10-K for the fiscal year
           non-director officers and certain key           ended January 31, 1995 (File No. 1-8059)
           employees regarding compensation upon           of Getty Petroleum Corp. and
           change in control.                              incorporated herein by reference.

  10.8*    Form of Agreement dated as of March 7,          Filed as Exhibit 10.27 to the Annual
           1996 amending Agreement dated as of             Report on Form 10-K for the fiscal year
           December 9, 1994 between Getty Petroleum        ended January 31, 1996 (File No. 1-8059)
           Corp. (now known as Getty Properties            of Getty Petroleum Corp. and
           Corp.) and its non-director officers and        incorporated herein by reference.
           certain key employees regarding
           compensation upon change in control (See
           Exhibit 10.11).

  10.9*    Form of letter from Getty Petroleum             Filed as Exhibit 10.19 to Company's
           Corp. dated April 8, 1997, confirming           Annual Report on Form 10-K for the fiscal
           that a change of control event had              year ended January 31, 1998 (File No.
           occurred pursuant to the change of              001-13777) and incorporated herein by
           control agreements. (See Exhibits 10.7          reference.
           and 10.8).

 EXHIBIT
   NO.                 DESCRIPTION
 -------               -----------
 10.10*   Form of Agreement dated March 9, 1998,          Filed as Exhibit 10.20 to Company's
          from the Company to certain officers and        Annual Report on Form 10-K for the fiscal
          key employees, adopting the prior change        year ended January 31, 1998 (File No.
          of control agreements, as amended, and          001-13777) and incorporated and
          further amending those agreements. (See         incorporated herein by reference.
          Exhibits 10.7, 10.8 and 10.9).

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

 10.13*   Form of Stock Option Reformation                Filed as Exhibit 10.33 to the Annual
          Agreement made and entered into as of           Report on Form 10-K for the fiscal year
          March 21, 1997 by and between Getty             ended January 31, 1997 (File No. 1-8059)
          Petroleum Corp. (now known as Getty             of Getty Petroleum Corp. and
          Properties Corp.) and Getty Petroleum           incorporated herein by reference.
          Marketing Inc.

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

 10.20*   2004 Getty Realty Corp. Omnibus Incentive       Filed as Appendix B to the Definitive
          Compensation Plan.                               Proxy Statement of Getty Realty Corp.,
                                                          filed April 9, 2004 (File No.
                                                          001-13777) and incorporated herein by
                                                          reference.

 EXHIBIT
   NO.                 DESCRIPTION
 -------               -----------
 10.20.1*  Form of restricted stock unit grant award under         (a)
           the 2004 Getty Realty Corp. Omnibus Incentive
           Compensation Plan.

 13        Annual Report to Shareholders for the                   (b)
           fiscal year ended December 31, 2004.

 14        The Getty Realty Corp. Business Conduct                 Filed as Exhibit 14 to Company's
           Guidelines (Code of Ethics).                            Annual Report on Form 10-K for the year
                                                                   ended December 31, 2003 (File No.
                                                                   001-13777) and incorporated herein by
                                                                   reference.

 21        Subsidiaries of the Company.                            (a)

 23        Consent of Independent Registered Public                (a)
           Accounting Firm.

 31.1      Rule 13a-14(a) Certification of Chief                   (a)
           Financial Officer.

 31.2      Rule 13a-14(a) Certification of Chief                   (a)
           Executive Officer.

 32.1      Section 1350 Certification of Chief Executive           (c)
           Officer.

 32.2      Section 1350 Certification of Chief Financial           (c)
           Officer.

-----------
(a) Filed herewith.

(b) With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 2004 is not deemed to be filed as part of this Annual Report on Form 10-K or incorporated therein.

(c) Furnished herewith. These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Getty Realty Corp.
                                   (Registrant)
                                   By: /s/ Thomas J. Stirnweis
                                       -----------------------
                                   Thomas J. Stirnweis,
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   March 11, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                By: /s/ Leo Liebowitz           By: /s/ Thomas J. Stirnweis
                    -----------------               -----------------------
                Leo Liebowitz                    Thomas J. Stirnweis
                Chairman, Chief Executive        Vice President, Treasurer and
                Officer and Director             Chief Financial Officer
                March 11, 2005                   (Principal Financial and
                                                 Accounting Officer)
                                                 March 11, 2005

                By: /s/ Milton Cooper           By: /s/ Philip E. Coviello
                    -----------------               ----------------------
                Milton Cooper                    Philip E. Coviello
                Director                         Director
                March 11, 2005                   March 11, 2005

                By: /s/ Howard Safenowitz       By: /s/ Warren G. Wintrub
                    ---------------------           ---------------------
                Howard Safenowitz                Warren G. Wintrub
                Director                         Director
                March 11, 2005                   March 11, 2005