Form 10-Q
period 2005-03-31
GETTY REALTY CORP /MD/
filed 2005-05-10
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

                         125 JERICHO TURNPIKE, SUITE 103
                     -----------------------------------
                             JERICHO, NEW YORK 11753
                     -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                                ----------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Registrant had outstanding 24,712,861 shares of Common Stock, par value $.01 per share, as of May 1, 2005.

                               GETTY REALTY CORP.

                                     INDEX

                                                                                Page Number
                                                                                -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

 Consolidated Balance Sheets as of March 31, 2005 and
   December 31, 2004                                                                 1

 Consolidated Statements of Operations for the Three
   Months ended March 31, 2005 and 2004                                              2

 Consolidated Statements of Cash Flows for the
   Three months ended March 31, 2005 and 2004                                        3

 Notes to Consolidated Financial Statements                                          4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                   12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                  20

Item 4. Controls and Procedures                                                     20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                           22

Item 6. Exhibits and Reports on Form 8-K                                            22

Signatures                                                                          23

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                               March 31,     December 31,
                                                               ---------     -----------
                                                                 2005           2004
                                                               ---------     -----------
Assets:
Real Estate:
   Land                                                        $ 171,891     $   156,571
   Buildings and improvements                                    199,454         190,019
                                                               ---------     -----------
                                                                 371,345         346,590
   Less - accumulated depreciation and amortization             (104,908)       (106,463)
                                                               ---------     -----------
     Real estate, net                                            266,437         240,127

Deferred rent receivable                                          26,017          25,117
Cash and equivalents                                               1,603          15,700
Recoveries from state underground storage tank funds, net          5,583           5,437
Mortgages and accounts receivable, net                             4,187           3,961
Prepaid expenses and other assets                                    545             386
                                                               ---------     -----------
     Total assets                                              $ 304,372     $   290,728
                                                               =========     ===========
Liabilities and Shareholders' Equity:

Debt                                                           $  38,745     $    24,509
Environmental remediation costs                                   20,426          20,626
Dividends payable                                                 10,760          10,495
Accounts payable and accrued expenses                              7,958           9,595
                                                               ---------     -----------
     Total liabilities                                            77,889          65,225
                                                               ---------     -----------
Commitments and contingencies (Notes 5 and 6)
Shareholders' equity:
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued 24,712,861 at March 31, 2005
   and 24,694,071 at December 31, 2004                               247             247
   Paid-in capital                                               257,599         257,295
   Dividends paid in excess of earnings                          (31,363)        (32,039)
                                                               ---------     -----------
     Total shareholders' equity                                  226,483         225,503
                                                               ---------     -----------
     Total liabilities and shareholders' equity                $ 304,372     $   290,728
                                                               =========     ===========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                           Three months ended March 31,
                                           ----------------------------
                                               2005           2004
                                           -----------     -----------
Revenues from rental properties            $    17,396     $    16,511
Expenses:
  Rental property expenses                       2,624           2,521
  Environmental expenses, net                       63           1,732
  General and administrative expenses            1,311           1,377
  Depreciation and amortization expense          1,949           1,836
                                           -----------     -----------
     Total operating expenses                    5,947           7,466
                                           -----------     -----------

Operating income                                11,449           9,045

  Other income, net                                136             133
  Interest expense                                (149)            (21)
                                           -----------     -----------

Net earnings                               $    11,436     $     9,157
                                           ===========     ===========

Net earnings per share:
  Basic                                    $       .46     $       .37
  Diluted                                  $       .46     $       .37

Weighted average shares outstanding:
  Basic                                         24,700          24,671
  Diluted                                       24,714          24,717

Dividends declared per share:              $      .435     $      .425

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Three months ended March 31,
                                                                -----------------------------
                                                                    2005             2004
                                                                ------------     ------------
Cash flows from operating activities:
Net earnings                                                    $     11,436     $      9,157
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization expense                               1,949            1,836
   Deferred rental revenue                                              (900)          (1,116)
   Gain on dispositions of real estate                                   (72)               -
   Accretion expense                                                     193              215
   Stock-based compensation expense                                       26                -
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net             (40)             335
   Mortgages and accounts receivable, net                                (85)             386
   Prepaid expenses and other assets                                    (159)             208
   Environmental remediation costs                                      (499)            (509)
   Accounts payable and accrued expenses                              (1,637)            (213)
                                                                ------------     ------------

      Net cash provided by operating activities                       10,212           10,299
                                                                ------------     ------------

Cash flows from investing activities:
   Property acquisitions and capital expenditures                    (28,964)          (1,332)
   Collection (issuance) of mortgages receivable, net                   (141)             206
   Proceeds from dispositions of real estate                             777                -
                                                                ------------     ------------

      Net cash used in investing activities                          (28,328)          (1,126)
                                                                ------------     ------------

Cash flows from financing activities:
   Cash dividends paid                                               (10,495)         (10,483)
   Borrowings under credit line, net                                  14,500                -
   Repayment of mortgages payable                                       (264)             (21)
   Stock options                                                         278              129
                                                                ------------     ------------

      Net cash provided by (used in) financing activities              4,019          (10,375)
                                                                ------------     ------------

Net decrease in cash and equivalents                                 (14,097)          (1,202)
Cash and equivalents at beginning of period                           15,700           19,905
                                                                ------------     ------------

Cash and equivalents at end of period                           $      1,603     $     18,703
                                                                ============     ============
Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
      Interest                                                  $        165     $         21
      Income taxes, net                                                  116               95
      Recoveries from state underground storage tank funds              (274)            (188)
      Environmental remediation costs                                    887            1,181

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

      The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend.

      The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Earnings Per Share:

      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to the potential dilution from the exercise of stock options and issuance of common shares in settlement of restricted stock unit awards aggregating 14,000 and 46,000 shares for the three months ended March 31, 2005 and 2004, respectively.

3. Stock-Based Employee Compensation:

      The Company recorded $26,000 of stock-based employee compensation expense for the three months ended March 31, 2005 related to stock options and restricted stock units granted in 2001 through 2005 utilizing the fair value basis of accounting. Under the fair value method of accounting compensation expense equal to the fair value of the award at the date of grant is recognized as compensation expense ratably over the vesting period of the award. On March 1, 2005 the Company granted 12,550 restricted stock units and dividend equivalents to employees under its Omnibus Incentive Compensation Plan. The grant has a fair value estimated at $26.95 per unit aggregating approximately $338,000 and vests over five years. Dividend equivalents will be charged against retained earnings when common stock dividends are declared.

      Effective December 31, 2002 the Company changed to the fair value basis of accounting for stock-based employee compensation for awards granted subsequent to that date. In 2004 the Company accounted for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Historically, the exercise price of options granted by the Company was the same as the market price at the grant date and stock-based compensation expense was not included in reported net earnings. Since there were no stock-based compensation awards granted subsequent to December 31, 2002 through March 31, 2004, stock-based employee compensation expense was not required to be recorded in the three month period ended March 31, 2004. Effective January 1, 2005, the Company changed to the fair value basis of accounting for all of the awards outstanding as of that date that it had been accounting for under the intrinsic value method.

      Had compensation cost for the Company's stock option plan been accounted for in 2004 using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been a follows (in thousands, except per share amounts):

                                                                  Three months
                                                                      ended
                                                                 March 31, 2004
                                                                 --------------
Net earnings, as reported                                          $    9,157
Add: Stock-based employee compensation expense included in
reported net earnings                                                       -
Deduct: Total stock-based employee compensation expense using
the fair value method                                                      23
                                                                   ----------

Pro-forma net earnings                                             $    9,134
                                                                   ==========
Net earnings per share
 As reported                                                       $      .37
 Pro-forma                                                         $      .37


4. Shareholders' Equity:

      A summary of the changes in shareholders' equity for the three months ended March 31, 2005 is as follows (in thousands):


                                                                           Dividends
                                        Common Stock                        Paid In
                                     --------------------      Paid-in     Excess Of
                                     Shares       Amount       Capital     Earnings       Total
                                     -------     --------     ---------    ---------     --------
Balance, December 31, 2004            24,694     $    247     $ 257,295    $ (32,039)    $225,503
Net earnings                                                                  11,436       11,436
Dividends                                                                    (10,760)     (10,760)
Stock-based employee compensation
expense                                                              26                        26
Common stock issued                       19                        278                       278
                                      ------     --------     ---------    ---------     --------
Balance, March 31, 2005               24,713     $    247     $ 257,599    $ (31,363)    $226,483
                                      ======     ========     =========    =========     ========

      The Company had previously authorized 20,000,000 shares of preferred stock, par value $.01 per share for issuance in series of which none were issued as of March 31, 2005 or December 31, 2004.

5. Commitments and Contingencies:

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

      In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and federal agency discount notes.

      The Company leases nine hundred forty-seven of its one thousand sixty-three properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease ("Master Lease") and a coterminous supplemental lease for one property (collectively the "Marketing Leases") (see note 2 to the consolidated financial statements which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997 ("the Spin-Off"). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. Substantially all of the deferred rental revenue of $26,017,000 recorded as of March 31, 2005 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Master Lease when due.

      Under the Master Lease, the Company has agreed to provide limited environmental indemnification, capped at $4,250,000 and expiring in 2010, to Marketing for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has not accrued a liability in connection with this indemnification agreement since it is uncertain that any amounts will be required to be paid under the agreement.

      The Company has also agreed to reimburse Marketing for one-half of certain capital expenditures for work required to comply with local zoning requirements up to a maximum amount designated for each property and an aggregate maximum reimbursement of $875,000. The Company reimbursed Marketing $265,000 in 2004 and expects to reimburse Marketing for the balance of these costs, if any, during 2005.

      The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. As of March 31, 2005 and December 31, 2004 the Company had accrued $2,430,000 and $3,623,000, respectively, for certain of these matters which it believes are appropriate based on information currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

      From October 2003 through February 2004, the Company was notified that it had been made party to 36 cases, and one additional case in the fourth quarter of 2004, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

      Prior to the Spin-Off of the Marketing business, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2005 and December 31, 2004, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $499,000 and $500,000, respectively, relating to insurance obligations that may be deemed to have arisen prior to the Spin-Off. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

6. Environmental Remediation Costs:

      The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In recent years, environmental expenses were principally attributable to remediation, monitoring, and governmental agency reporting incurred in connection with contaminated properties. In prior periods a larger portion of the expenses also included soil disposal and the replacement or upgrading of underground storage tanks ("USTs") to meet federal, state and local environmental standards. For the three months ended March 31, 2005, and 2004 the aggregate of the net changes in estimated remediation costs and accretion expenses included in the Company's consolidated statements of operations were $63,000 and $1,732,000, respectively, which amounts were net of estimated recoveries from state UST remediation funds.

      In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the tenant. The Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for two hundred fifty-nine properties that are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

      Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2005, the Company has remediation action plans in place for 298 (90%) of the 330 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 32 properties (10%) remain in the assessment phase.

      As of March 31, 2005, December 31, 2004 and December 31, 2003 the Company had accrued $20,426,000, $20,626,000, and $23,551,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2005, December 31, 2004 and December 31, 2003, the Company had also recorded $5,583,000, $5,437,000 and $7,454,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $15,189,000 and $16,097,000 as of December 31, 2004 and 2003, respectively, have been accreted for the change in present value due to the passage of time and, accordingly, $193,000 and $215,000, of accretion expense is included in environmental expenses for the quarters ended March 31, 2005 and 2004, respectively. Environmental expenditures were $887,000 and recoveries from UST remediation funds were $274,000 for the three months ended March 31, 2005.

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

7. Debt

      As of March 31, 2005 debt consisted of $38,500,000 borrowings under a $45,000,000 uncommitted line of credit with JPMorgan Chase ("JPMorgan") and $245,000 of mortgages due in varying amounts through May 1, 2015. Borrowing under the line of credit is unsecured and bears interest at the bank's prime rate or, at the Company's option, LIBOR plus 1.25% (aggregating 4.0% at March 31, 2005). The line of credit is subject to annual renewal in June 2005 at the discretion of JPMorgan.

      In March 2005 the Company entered into a Commitment Letter with JPMorgan for an unsecured three-year senior revolving credit facility ("Credit Facility") in the aggregate amount of $100,000,000 which the Company anticipates will replace its outstanding $45,000,000 uncommitted line of credit. Under the terms of the proposed Credit Facility, the Company will have the options to increase the Credit Facility by $25,000,000 and extend the Credit Facility for one additional year. While the Commitment Letter is non-binding and is subject to JPMorgan's successful syndication of a substantial portion of the Credit Facility, and execution of definitive agreements containing customary terms and conditions, the Company believes that the Credit Facility will be committed and available in the second quarter of 2005.

      The Company anticipates that borrowings under the proposed Credit Facility will bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, which is based on the Company's leverage ratio, as defined by the Credit Facility. The annual commitment fee on the unused proposed Credit Facility Fee will range from 0.10% to 0.20%, which will be based on usage. The Company expects that the Credit Facility will include financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company's ability to incur debt and pay dividends, maintenance of tangible net worth and events of default, including a change of control and maintenance of REIT status. The Company does not believe that these covenants will limit its current business practices.

8. Acquisition

      On March 25, 2005, the Company acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29,000,000 which is included in land and buildings and improvements in the consolidated balance sheet at of March 31, 2005. Available cash and equivalents and increased borrowings under the existing line of credit were utilized to finance the transaction.

      All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive lease capitalization rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion and analysis of financial condition and results of operations should be read in conjunction with Section entitled "Risks and Uncertainties" in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appear in our Annual Report on Form 10-K for the year ended December 31, 2004 and the accompanying consolidated financial statements and related notes which appear in this Form 10-Q.

General

      We are a real estate investment trust ("REIT") specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be taxed as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year.

      We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services that are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. Nine hundred forty-seven of our one thousand sixty-three properties are leased on a long-term basis under a master lease (the "Master Lease") and a coterminous supplemental lease for one property, (collectively the "Marketing Leases") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

      We rely upon the revenue from leasing retail motor fuel and convenience store properties and petroleum distribution terminals, primarily to Marketing, for substantially all of our revenues (90.8% for the three months ended March 31, 2005). Accordingly, our revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

      We periodically receive and review Marketing's financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. This information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration or before we would have the opportunity to advise our shareholders of any increased risk of default.

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

      We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations ("FFO") and adjusted funds from operations ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization, gains or losses on sales of real estate, non-FFO items reported in discontinued operations and extraordinary items. Other REITs may use definitions of FFO and or AFFO that are different than ours and, accordingly, may not be comparable.

      We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property sales and depreciation and amortization. In our case, however, GAAP net earnings and FFO include the significant impact of straight-line rent on our recognition of revenues from rental properties, which largely results from 2% annual rental increases scheduled under the Master Lease. In accordance with GAAP, the aggregate minimum rent due over the initial fifteen-year term of the Master Lease is recognized on a straight-line basis rather than when due. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rent. In management's view, AFFO provides a more accurate depiction of the impact of scheduled rent increases under the Master Lease, than FFO. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

      A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                         Three months ended March 31,
                                         -----------------------------
                                             2005             2004
                                         ------------     ------------
Net earnings                             $     11,436     $      9,157

Depreciation and amortization expense           1,949            1,836
Gains on sales of real estate                     (72)               -
                                         ------------     ------------
Funds from operations                          13,313           10,993

Straight-line rent                               (900)          (1,116)
                                         ------------     ------------

Adjusted funds from operations           $     12,413     $      9,877
                                         ============     ============

Diluted per share amounts (a):

  Earnings per share                     $        .46     $        .37
  FFO per share                          $        .54     $        .44
  AFFO per share                         $        .50     $        .40

Diluted weighted average shares
outstanding                                    24,714           24,717

      (a) Diluted per share amounts are computed by dividing net earnings, funds from operations and adjusted funds from operations, respectively, by the diluted weighted average shares outstanding during the period.

Results of operations

      Three months ended March 31, 2005 compared to the three months ended March 31, 2004

      Revenues from rental properties for the three months ended March 31, 2005 were $17.4 million and $16.5 million for the three months ended March 31, 2004. We received rent from properties leased to Marketing under the Marketing Leases of approximately $14.9 million in the three months ended March 31, 2005 and $14.8 million for the three months ended March 31, 2004. We also received rent from other tenants of $1.6 million in for the three months ended March 31, 2005 and $0.6 million in three months ended March 31, 2004. The increase in rent received was primarily due to rental income from properties acquired in November 2004 and rent escalations, and was partially offset by the effect of lease terminations and property dispositions. In addition, revenues from rental properties include deferred rental revenues of $0.9 million for the three months ended March 31, 2005 and $1.1 million for the three months ended March 31, 2004, recognized as required by GAAP, primarily related to the 2% future annual rent increases due from Marketing under the terms of the Master Lease. The aggregate minimum rent due over the initial fifteen-year term of the Master Lease is recognized on a straight-line basis rather than when due.

      Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.6 million for the three months ended March 31, 2005, which was comparable to the $2.5 million recorded for the three months ended March 31, 2004.

      Environmental expenses for the three months ended March 31, 2005 were $0.1 million as compared to $1.7 million for the three months ended March 31, 2004. The decrease was due to a reduction in the net change in estimated environmental costs and accretion expense of $0.8 million and a reduction in legal fees of $0.4 million as compared to the prior year period. The decrease was also due to a $0.5 million credit recorded in the three months ended March 31, 2005 to reduce environmental litigation loss reserves. The net change in estimated environmental expenses and accretion expense aggregated $0.3 million for the three months ended March 31, 2005 compared to $1.0 million recorded in the comparable period last year.

      General and administrative expenses for the three months ended March 31, 2005 were $1.3 million, which was comparable to the $1.4 million recorded for the three months ended March 31, 2004.

      Depreciation and amortization expense for the three months ended March 31, 2005 was $1.9 million, which was comparable to the $1.8 million recorded for the three months ended March 31, 2004.

      As a result, total operating expenses declined by approximately $1.5 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

      The results for the three months ended March 31, 2005 were minimally impacted by the acquisition of 23 convenience store and retail motor fuel station fee properties in Virginia that was completed on March 25, 2005 (see "Liquidity and Capital Resources" below). We estimate that the acquisition will be accretive to our annualized net earnings, FFO and AFFO in the amount of approximately $0.03, $0.04 and $0.03 per share of stock, respectively. FFO per share is calculated by adding back depreciation and amortization expense of $0.01 per share to net earnings per share. AFFO per share is calculated by subtracting straight-line rent of $0.01 per share from FFO per share.

      Net earnings were $11.4 million for the three months ended March 31, 2005 as compared to $9.2 million for the comparable prior year period. Net earnings for the three months ended March 31, 2005 increased by 25%, or $2.3 million, over the comparable period in 2004. FFO increased $2.3 million, or 21.1%, to $13.3 million and AFFO increased $2.5 million, or 25.7%, to $12.4 million in the three months ended March 31, 2005. AFFO increased more than FFO on both a dollar and percentage basis due to $0.2 million in lower deferred rental revenues (which are included in FFO, but excluded from AFFO) recorded for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

      Diluted earnings per share for the three months ended March 31, 2005 increased $0.09 per share to $0.46 per share, as compared to the three months ended March 31, 2004. Diluted FFO per share and AFFO per share each increased $0.10 per share to $0.54 per share for FFO and to $0.50 per share for AFFO, compared to respective amounts for the three months ended March 31, 2004.

Liquidity and Capital Resources

      Our principal sources of liquidity are the cash flows from our business, available cash and equivalents and a short-term uncommitted line of credit with JPMorgan Chase Bank ("JPMorgan"). Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, available cash and equivalents and the credit line. As of March 31, 2005, we had a line of credit amounting to $45.0 million. Total borrowings outstanding under the uncommitted line of credit at March 31, 2005 were $38.5 million, bearing interest at a rate of 4.0% per annum, and an additional $0.2 million was utilized for outstanding letters of credit. Borrowings under the line of credit are unsecured and bear interest at the prime rate or, at our option, LIBOR plus 1.25%. The line of credit is subject to annual renewal in June 2005 at the discretion of JPMorgan. In March 2005 we entered into a non-binding Commitment Letter with JPMorgan for an unsecured three-year senior revolving credit facility ("Credit Facility") in the aggregate amount of $100.0 million which we anticipate will replace the outstanding $45.0 million uncommitted line of credit. We intend to use the Credit Facility to repay borrowings outstanding under the uncommitted line of credit. We expect that the remaining unused availability will approximate $62.0 million and will be available for general corporate purposes, including acquisitions.

      We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders were $10.5 million for each of the three months ended March 31, 2005 and 2004. We presently intend to pay stock dividends of $0.435 per quarter ($1.74 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended March 31, 2004.

      On March 25, 2005, we acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29.0 million which is included in land and buildings and improvements in the consolidated balance sheet at of March 31, 2005. We utilized available cash and equivalents and increased borrowings under our existing line of credit to finance the transaction.

      All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive lease capitalization rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

Critical Accounting Policies

      Our accompanying consolidated financial statements include the financial condition and results of operations of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below.

      Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs (see "Environmental Matters" below), real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004.

Environmental Matters

      We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. As of March 31, 2005, we have remediation action plans in place for 298 (90%) of the 330 properties for which we retained environmental responsibility and the remaining 32 properties (10%) remain in the assessment phase.

      As of March 31, 2005, December 31, 2004 and December 31, 2003, we had accrued $20.4 million, $20.6 million, and $23.6 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2005, December 31, 2004 and December 31, 2003, we had also recorded $5.6 million, $5.4 million and $7.5 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $15.2 million and $16.1 million as of December 31, 2004 and 2003, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of accretion expense is included in environmental expenses for each of the three month periods ended March 31, 2005 and 2004. Environmental expenditures were $0.9 million, and recoveries from underground storage tank funds were $0.3 million for the three month period ended March 31, 2005. During 2005, we currently estimate that our net environmental remediation spending will be approximately $5.0 million. Our business plan for 2005 currently projects a net change in estimated remediation costs and accretion expense of approximately $3.6 million.

      Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. For locations where remediation efforts are not assumed to be completed during the current year, we assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.6 million for those sites. Accordingly, the environmental accrual as of March 31, 2005 was increased by $2.1 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2005 was then further increased by $1.5 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $3.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of March 31, 2005 would have increased by $0.3 million and $0.1 million, respectively, for those factors for an aggregate increase in the net environmental accrual of $0.4 million. However, the aggregate net change in environmental estimates and accretion expense recorded during the three months ended March 31, 2005 would not have changed significantly if these changes in the assumptions were made effective December 31, 2004.

      In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the three months ended March 31, 2005 and 2004, the aggregate of the net change in estimated remediation costs and accretion expense included in our consolidated statement of operations amounted to $0.3 million and $1.0 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

      Our discussion of environmental matters should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the accompanying consolidated financial statements and related notes which appear in this Form 10-Q (including notes 5 and 6).

Forward Looking Statements

      Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing, the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; the adequacy of our current and anticipated cash flows; our ability to maintain our REIT status; our ability to obtain additional financing from JPMorgan on the terms described in this Quarterly Report , or at all; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; assumptions regarding the future applicability of accounting estimates, assumptions and policies and our intention to pay future dividends; our beliefs about the reasonableness of our accounting estimates, judgments and assumptions; and our estimates of the accretive nature of the acquisition completed on March 25, 2005.

      These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein and other risks that we describe from time to time in our filings with the Securities and Exchange Commission), uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors are more fully detailed in our Annual Report on form 10-K for the year ended December 31, 2004 and include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; our expectations as to the cost of completing environmental remediation; the risk of loss of our management team; the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate located in the same region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; our potential inability to pay dividends and terrorist attacks and other acts of violence and war.

      As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are detailed from time to time in our other filings with the Securities and Exchange Commission.

      You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We do not use derivative financial or commodity instruments for trading, speculative or any other purpose. We had no outstanding derivative instruments as of March 31, 2005 or at any time during the three months then ended. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

      We are exposed to interest rate risks, primarily as a result of our line of credit with JPMorgan Chase Bank. We manage our exposure to this risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk has changed due to increased borrowings under the line of credit, as anticipated in connection with the acquisition completed on March 25, 2005, as compared to December 31, 2004 but we do not foresee any significant changes in our exposure or in how we manage this exposure in the near future. We use borrowings under the line of credit, which expires in June 2005, to finance acquisitions and for general corporate purposes. Our line of credit bears interest at the prime rate or, at our option, LIBOR plus 1.25%. At March 31, 2005 we had borrowings outstanding of $38.5 million under our line of credit, bearing interest at a rate of 4.0% per annum, and had not entered into any instruments to hedge our resulting exposure to interest-rate risk.

      Management believes that the fair value of the debt equals its carrying value at March 31, 2005 and December 31, 2004. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our line of credit.

      In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments are held in an institutional money market fund and short-term federal agency discount notes.

Item 4. Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief

Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2005.

      There have been no changes in the Company's internal controls over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

      PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      In February 2002, the owner of a retail motor fuel property in Wareham, Massachusetts commenced an action in the Plymouth Superior Court against us and a former tenant at the property to recover cleanup costs and other incidental damages. The matter was settled in December 2004 in exchange for payment of $125,000 that we shared equally with our co-defendant. Our $62,500 share of settlement was accrued for as of December 31, 2004 and the payments were made by us and our co-defendant in March 2005.

      In April 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination claimed to have originated at a former retail motor fuel property supplied by us with gasoline in 1988. We discovered evidence that indicates that the contamination may not have originated from the property and submitted a written response to the Request, denying liability for the claim. The matter was settled in January 2005 in exchange for a payment of $600,000, which was accrued for as of December 1, 2004 and paid in March 2005.

Item 6. Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------
    31.1          Certification of Chief Financial Officer pursuant to Section
                     302 of Sarbanes-Oxley Act of 2002

    31.2          Certification of Chief Executive Officer pursuant to Section
                     302 of Sarbanes-Oxley Act of 2002

    32.1          Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350 (*)

    32.2          Certifications of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350 (*)

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

                               GETTY REALTY CORP.
                                  (Registrant)

Dated: May 9, 2005                     BY: /s/ Thomas J. Stirnweis
                                           -----------------------
                                                 (Signature)
                                           THOMAS J. STIRNWEIS
                                           Vice President, Treasurer and
                                           Chief Financial Officer

Dated: May 9, 2005                     BY: /s/ Leo Liebowitz
                                           -----------------
                                              (Signature)
                                           LEO LIEBOWITZ
                                           Chairman and Chief Executive
                                           Officer