Form 10-Q
period 2005-06-30
GETTY REALTY CORP /MD/
filed 2005-08-09
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

                         125 JERICHO TURNPIKE, SUITE 103
                         -------------------------------
                             JERICHO, NEW YORK 11753
                             -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Registrant had outstanding 24,714,766 shares of Common Stock, par value $.01 per share, as of August 1, 2005.

                               GETTY REALTY CORP.

                                      INDEX

                                                                           Page Number
                                                                           -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

 Consolidated Balance Sheets as of June 30, 2005 and
  December 31, 2004                                                             1

 Consolidated Statements of Operations for the Three and Six
  Months ended June 30, 2005 and 2004                                           2

 Consolidated Statements of Cash Flows for the
   Six Months ended June 30, 2005 and 2004                                      3

 Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              11

Item 3. Quantitative and Qualitative Disclosures about Market Risk             22

Item 4. Controls and Procedures                                                22

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      24

Item 4. Submission of Matters to a Vote of Security Holders                    24

Item 5. Other Information                                                      24

Item 6. Exhibits                                                               25

Signatures                                                                     26

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                June 30,   December 31,
                                                                  2005         2004
                                                                --------   ------------
Assets:

Real Estate:
   Land                                                         $172,096   $    156,571
   Buildings and improvements                                    199,529        190,019
                                                                --------   ------------
                                                                 371,625        346,590
   Less - accumulated depreciation and amortization             (106,654)      (106,463)
                                                                --------   ------------
     Real estate, net                                            264,971        240,127

Deferred rent receivable                                          27,002         25,117
Cash and equivalents                                                 651         15,700
Recoveries from state underground storage tank funds, net          4,977          5,437
Mortgages and accounts receivable, net                             3,761          3,961
Prepaid expenses and other assets                                  1,478            386
                                                                --------   ------------
     Total assets                                               $302,840   $    290,728
                                                                ========   ============

Liabilities and Shareholders' Equity:

Debt                                                            $ 37,938   $     24,509
Environmental remediation costs                                   20,317         20,626
Dividends payable                                                 10,761         10,495
Accounts payable and accrued expenses                              7,819          9,595
                                                                --------   ------------
     Total liabilities                                            76,835         65,225
                                                                --------   ------------
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued 24,714,766 at June 30, 2005
     and 24,694,071 at December 31, 2004                             247            247
   Paid-in capital                                               257,668        257,295
   Dividends paid in excess of earnings                          (31,910)       (32,039)
                                                                --------   ------------
     Total shareholders' equity                                  226,005        225,503
                                                                --------   ------------
     Total liabilities and shareholders' equity                 $302,840   $    290,728
                                                                ========   ============

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                   Three months ended June 30,   Six months ended June 30,
                                                   ---------------------------   -------------------------
                                                    2005               2004       2005             2004
                                                   -------           ---------   -------         ---------
  Revenues from rental properties                  $17,872           $  16,443   $35,268         $  32,954

Expenses:
   Rental property expenses                          2,560               2,487     5,184             5,008
   Environmental expenses, net                       1,348               1,783     1,411             3,515
   General and administrative expenses               1,289               1,255     2,600             2,632
   Depreciation expense                              2,065               1,828     4,014             3,664
                                                   -------           ---------   -------         ---------
      Total operating expenses                       7,262               7,353    13,209            14,819
                                                   -------           ---------   -------         ---------

   Operating income                                 10,610               9,090    22,059            18,135

   Other income, net                                    55                 296       191               429
   Interest expense                                   (451)                (19)     (600)              (40)
                                                   -------           ---------   -------         ---------
Net earnings                                       $10,214           $   9,367   $21,650         $  18,524
                                                   =======           =========   =======         =========

Net earnings per common share:
   Basic                                           $   .41           $     .38   $   .88         $     .75
   Diluted                                         $   .41           $     .38   $   .88         $     .75

Weighted average shares outstanding:
   Basic                                            24,714              24,680    24,707            24,675
   Stock options and restricted stock units             14                  33        14                40
                                                   -------           ---------   -------         ---------
   Diluted                                          24,728              24,713    24,721            24,715
                                                   =======           =========   =======         =========

Dividends declared per share:                      $  .435           $    .425   $   .87         $     .85

    The accompanying notes are an integral part of these financial statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                     2005             2004
                                                                   --------         --------
Cash flows from operating activities:
Net earnings                                                       $ 21,650         $ 18,524
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization expense                              4,014            3,664
   Deferred rental revenue                                           (1,885)          (2,231)
   Gain on dispositions of real estate                                  (72)            (146)
   Accretion expense                                                    420              462
   Stock-based compensation expense                                      64                4
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net            660            1,483
   Mortgages and accounts receivable, net                                58              679
   Prepaid expenses and other assets                                 (1,092)             102
   Environmental remediation costs                                     (929)          (1,659)
   Accounts payable and accrued expenses                             (1,776)            (154)
                                                                   --------         --------

      Net cash provided by operating activities                      21,112           20,728
                                                                   --------         --------

Cash flows from investing activities:
   Property acquisitions and capital expenditures                   (29,571)          (3,643)
   Collection of mortgages receivable, net                              142              847
   Proceeds from dispositions of real estate                            785              390
                                                                   --------         --------

      Net cash used in investing activities                         (28,644)          (2,406)
                                                                   --------         --------

Cash flows from financing activities:
   Cash dividends paid                                              (21,255)         (20,972)
   Borrowings under credit line, net                                 13,700                -
   (Repayment) issuance of mortgages payable, net                      (271)              20
   Stock issued                                                         309               58
                                                                   --------         --------

      Net cash used in financing activities                          (7,517)         (20,894)
                                                                   --------         --------

Net decrease in cash and equivalents                                (15,049)          (2,572)
Cash and equivalents at beginning of period                          15,700           19,905
                                                                   --------         --------

Cash and equivalents at end of period                              $    651         $ 17,333
                                                                   ========         ========

Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:
      Interest                                                     $    611         $     40
      Income taxes, net                                                 217              188
      Recoveries from state underground storage tank funds           (1,033)            (987)
      Environmental remediation costs                                 2,174            2,710

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

2. Earnings Per Share:

      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the potential dilution from the issuance of common shares in settlement of stock option and restricted stock unit awards.

3. Stock-Based Employee Compensation:

      The Company recorded stock-based employee compensation expense of $38,000 and $64,000 for the three and six months ended June 30, 2005, respectively, and $4,000 for the three and six months ended June 30, 2004 utilizing the fair value basis of accounting. Under the fair value method of accounting, compensation expense equal to the fair value of the stock-based award at the date of grant is recognized as compensation expense ratably over the vesting period of the award. Stock-based employee compensation expense is related to restricted stock units granted in June 2004 and March 2005 under the Company's Omnibus Incentive Compensation Plan which vest over five years. For the three and six months ended June 30, 2005, the stock-based employee compensation expense is also related to stock options granted in September 2001 and December 2002 under the Company's Stock Option Plan which vest over four years.

      Effective December 31, 2002 the Company changed to the fair value basis of accounting for stock-based employee compensation for awards granted subsequent to that date. In 2004 the Company accounted for options granted under its stock option plan prior to January 1, 2003 using the intrinsic value method. Historically, the exercise price of options granted by the Company was the same as the market price at the grant date and stock-based compensation expense was not included in reported net earnings. Since there were no stock-based compensation awards granted from January 1, 2003 through March 31, 2004, stock-based employee compensation expense was not required to be recorded in the first quarter of 2004. Effective January 1, 2005, the Company changed to the fair value basis of accounting for all of the awards outstanding as of that date that it had been accounting for under the intrinsic value method.

      Had compensation cost for the Company's stock option plan been accounted for in 2004 using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                          Three months    Six months
                                              ended          ended
                                          June 30, 2004  June 30, 2004
                                          -------------  -------------
Net earnings, as reported                 $       9,367  $      18,524
Add: Stock-based employee
   compensation expense included in
   reported net earnings                              4              4
Deduct: Total stock-based employee
   compensation expense using the fair
   value method                                      27             50
                                          -------------  -------------

Pro-forma net earnings                    $       9,344  $      18,478
                                          =============  =============

Net earnings per common share:
   As reported                            $         .38  $         .75
   Pro-forma                              $         .38  $         .75

4. Shareholders' Equity:

      A summary of the changes in shareholders' equity for the six months ended June 30, 2005 is as follows (in thousands, except share amounts):

                                                                    Dividends
                                        Common Stock                 Paid In
                                    -------------------   Paid-in   Excess Of
                                      Shares     Amount   Capital   Earnings      Total
                                    ----------   ------  ---------  ---------   ---------
Balance, December 31, 2004          24,694,071   $  247  $ 257,295  $ (32,039)  $ 225,503
Net earnings                                                           21,650      21,650
Dividends                                                             (21,521)    (21,521)
Stock-based employee compensation
  expense                                                       64                     64
Stock issued                            20,695                 309                    309
                                    ----------   ------  ---------  ---------   ---------
Balance, June 30, 2005              24,714,766   $  247  $ 257,668  $ (31,910)  $ 226,005
                                    ==========   ======  =========  =========   =========

      The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2004 or June 30, 2005.

5. Commitments and Contingencies:

      In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. As of June 30, 2005 and December 31, 2004 the Company had accrued $2,594,000 for this and certain other tax matters which it believes are appropriate based on information currently available. The reserves are adjusted as circumstances change and as the uncertainties become more clearly defined, such as when tax audits are settled or exposures expire. The ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.


      In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund or federal agency discount notes.

      As of June 30, 2005, the Company leased nine hundred forty-three of its one thousand sixty properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease ("Master Lease") and a coterminous supplemental lease for one property (collectively the "Marketing Leases") (see note 2 to the consolidated financial statements which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997 (the "Spin-Off"). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. Substantially all of the deferred rental revenue of $27,002,000 recorded as of June 30, 2005 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

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

      The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-Spin-Off legal proceedings and claims relating to the petroleum marketing business. As of June 30, 2005 and December 31, 2004 the Company had accrued $2,430,000 and $3,623,000, respectively, for certain of these matters which it believes are appropriate based on information currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

      From October 2003 through November 2004, the Company was notified that it had been made party to 37 cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

6. Environmental Remediation Costs:

      The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and six months ended June 30, 2005, the aggregate of the net changes in estimated remediation costs and accretion expense included in environmental expenses in the Company's consolidated statements of operations were $1,025,000 and $1,292,000, respectively, and $895,000 and $1,929,000, respectively, for the comparable prior year periods, which amounts were net of changes in estimated recoveries from state underground storage tank ("UST") remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

      In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the tenant. Of the nine hundred forty-three properties leased to Marketing as of June 30, 2005, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for the remaining two hundred sixty-six properties that are scheduled in the Master Lease and have not achieved Closure. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

      Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2005, the Company has remediation action plans in place for 297 (91%) of the 328 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 31 properties (9%) remain in the assessment phase.

      As of June 30, 2005, December 31, 2004 and December 31, 2003 the Company had accrued $20,317,000, $20,626,000, and $23,551,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2005, December 31, 2004 and December 31, 2003, the Company had also recorded $4,977,000, $5,437,000 and $7,454,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $420,000 and $462,000 of net accretion expense is included in environmental expenses for the six months ended June 30, 2005 and 2004. Environmental expenditures were $2,174,000 and recoveries from UST remediation funds were $1,033,000 for the six months ended June 30, 2005.

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

7. Debt

      As of June 30, 2005, debt consisted of $37,700,000 in borrowings under a revolving credit agreement bearing interest at 4.35% and $238,000 of mortgages due in varying amounts through May 1, 2015.

      On June 30, 2005, the Company entered into an unsecured three-year senior revolving $100,000,000 Credit Agreement ("Credit Agreement") with a group of six domestic commercial banks which replaced the Company's outstanding $50,000,000 uncommitted line of credit with one bank. The Credit Agreement matures on June 30, 2008 and does not provide for scheduled reductions in the principal balance prior to its maturity. Subject to the term of the credit agreement, the Company has the right to increase the Credit Agreement by $25,000,000 and to extend the term of the Credit Agreement for one additional year.

      Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on the Company's leverage ratio and ranging from 0.25% to 1.75%.

The annual commitment fee on the unused Credit Agreement will range from 0.10% to 0.20% based on usage. The Credit Agreement includes customary terms and conditions, including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company's ability to incur debt and pay dividends and maintenance of tangible net worth and events of default, including a change of control and failure to maintain REIT status. The Company does not believe that these covenants will limit its current business practices.

8. Acquisition

      On March 25, 2005, the Company acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29,000,000 which is included in land and buildings and improvements in the consolidated balance sheet as of June 30, 2005. Available cash and equivalents and revolving debt were utilized to finance the transaction.

      All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in our Annual Report on Form 10-K for the year ended December 31, 2004, "Risks and Uncertainties" in Exhibit 99 to this Form 10-Q and the accompanying consolidated financial statements and related notes which appear in this Form 10-Q.

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

      We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services that are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. Nine hundred forty-three of our one thousand sixty properties are leased on a long-term basis under a master lease (the "Master Lease") and a coterminous supplemental lease for one property, (collectively the "Marketing Leases") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

      We rely upon the revenue from leasing retail motor fuel and convenience store properties and petroleum distribution terminals, primarily to Marketing, for substantially all of our revenues (89.4% for the six months ended June 30, 2005). Accordingly, our revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

We periodically receive and review Marketing's financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration or before we would have the opportunity to advise our shareholders of any increased risk of default.

      Certain financial and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnbsearch.com) upon payment of their fee.

     The most recent selected financial data of Marketing which is available is provided below. Neither we nor our auditors, were involved in the preparation of this data.

                                                           For the years ended December 31,
                                                           --------------------------------
                                                                2003              2002
                                                           -------------     --------------
                                                               (unaudited, in thousands)
Operating data:
Total revenues                                               $ 1,297,042        $ 1,029,926
Total expenses                                                 1,290,439          1,038,385
                                                             -----------        -----------
   Earnings (loss) before provision (credit) for income           6,603             (8,459)
     taxes
Provision (credit) for income taxes                                3,157             (3,389)
                                                             -----------        -----------
Net earnings (loss)                                          $     3,446        ($    5,070)
                                                             ===========        ===========

Balance Sheet Data (at end of period):
ASSETS:
Cash and equivalents                                         $    44,210        $    18,678
Other current assets                                              68,971             62,448
                                                             -----------        -----------
Total current assets                                             113,181             81,126

Property and equipment, net                                      134,792            139,477
Other assets                                                       3,956              5,338
                                                             -----------        -----------
Total assets                                                 $   251,929        $   225,941
                                                             ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Total current liabilities                                    $   125,940        $   107,362
Long-term liabilities                                             62,419             58,438
                                                             -----------        -----------
Total liabilities                                                188,359            165,800

Total stockholder's equity                                        63,570             60,141
                                                             -----------        -----------
Total liabilities and stockholder's equity                   $   251,929        $   225,941
                                                             ===========        ===========

Audited financial data of Marketing for the year ended December 31, 2004 is not yet available. In 2004, Marketing reported the acquisition of more than 750 Mobil stations in New Jersey and Pennsylvania from ConocoPhillips for $266 million with debt and funds provided, in part, from capital contributed from its parent company, OAO Lukoil. Title to approximately 280 properties was acquired with the remaining properties being supplied with gasoline under contract. Marketing's results for 2004, take into account the acquisition. We were advised by Marketing that their total assets, total liabilities and stockholder's equity increased significantly at December 31, 2004, and its revenues and net income increased significantly for the year then ended, as compared to the respective amounts for 2003.

If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations will be materially adversely affected. Based on our review of the financial statements and other financial data Marketing has provided to us to date, certain publicly available information regarding Marketing's financial and our assessment of the financial condition of Marketing, we believe that Marketing has the liquidity and financial ability to continue to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997

      We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations ("FFO") and adjusted funds from operations ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization, gains or losses on sales of real estate, non-FFO items reported in discontinued operations and extraordinary items. Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

      We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property sales and depreciation and amortization. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rent) on our recognition of revenues from rental properties, which results from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases is recognized on a straight-line basis rather than when due. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rent. In management's view, AFFO provides a more accurate depiction of the impact of scheduled rent increases under these leases than FFO. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

      A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                              Three months ended     Six months ended
                                                    June 30,              June 30,
                                              ------------------    ------------------
                                                2005       2004      2005       2004
                                              --------   -------    -------   --------
Net earnings                                  $ 10,214   $ 9,367    $21,650   $ 18,524

Depreciation and amortization expense            2,065     1,828      4,014      3,664

Gains on sales of real estate                        -      (146)       (72)      (146)
                                              --------   -------    -------   --------

Funds from operations                           12,279    11,049     25,592     22,042

Deferred rental revenue (straight-line rent)      (985)   (1,115)    (1,885)    (2,231)
                                              --------   -------    -------   --------
Adjusted funds from operations                $ 11,294   $ 9,934    $23,707   $ 19,811
                                              ========   =======    =======   ========

Diluted per common share amounts:
  Earnings per share                          $    .41   $   .38    $  0.88   $    .75
  Funds from operations per share             $    .50   $   .45    $  1.04   $    .89
  Adjusted funds from operations per share    $    .46   $   .40    $  0.96   $    .80

Diluted weighted average shares outstanding     24,728    24,713     24,721     24,715

Results of operations

Quarter ended June 30, 2005 compared to the quarter ended June 30, 2004

      Revenues from rental properties were $17.9 million for the three months ended June 30, 2005 and $16.4 million for the three months ended June 30, 2004. We received rent from properties leased to Marketing under the Marketing Leases of approximately $14.9 million in the three months ended June 30, 2005 and $14.7 million in the three months ended June 30, 2004. We also received rent from other tenants of $2.0 million in the three months ended June 30, 2005 and $0.6 million in the three months ended June 30, 2004. The increase in rent received was primarily due to rental income from the properties acquired in November 2004 and March 2005 and rent escalations, and was partially offset by the effect of lease terminations and property dispositions. In addition, revenues from rental properties include deferred rental revenues of $1.0 million for the three months ended June 30, 2005 and $1.1 million for the three months ended June 30, 2004, recognized as required by GAAP, related to the fixed future rent increases scheduled under certain leases with our tenants. The aggregate minimum rent due over the initial term of these leases is recognized on a straight-line basis rather than when due.

      Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.6 million for the three months ended June 30, 2005, which was comparable to the $2.5 million recorded for the three months ended June 30, 2004.

      Environmental expenses for the three months ended June 30, 2005 were $1.3 million as compared to $1.8 million for the three months ended June 30, 2004. The decrease was due to a reduction in legal fees and litigation related expenses as compared to the prior year period, partially offset by a slight increase in net changes in estimated environmental expenses and accretion expense of $0.1 million. The net changes in estimated environmental expenses and accretion expense aggregated $1.0 million for the three months ended June 30, 2005 compared to $0.9 million recorded in the comparable period last year.

      General and administrative expenses for the three months ended June 30, 2005 were $1.3 million for the three months ended June 30, 2005, which was comparable to the three months ended June 30, 2004.

      Depreciation and amortization expense for the three months ended June 30, 2005 was $2.1 million, as compared to the $1.8 million recorded for the three months ended June 30, 2004. The increase was primarily due to depreciation and amortization from properties acquired in November 2004 and March 2005.

      Other income for the three months ended June 30, 2005 was $0.1 million, as compared to $0.3 million recorded for the three months ended June 30, 2004. The $0.2 million decrease as compared to the prior year period is primarily due to decreases in investment income and gains on dispositions of properties.

      Interest expense, principally related to borrowings under lines of credit used to acquire properties in November 2004 and March 2005, was $0.5 million for the three months ended June 30, 2005 and was insignificant for the three months ended June 30, 2004.

      Net earnings were $10.2 million for the three months ended June 30, 2005 as compared to $9.4 million for the comparable prior year period. Net earnings for the three months ended June 30, 2005 increased by 9%, or $0.8 million, over the comparable period in 2004. FFO increased $1.2 million, or 11.1%, to $12.3 million and AFFO increased $1.4 million, or 13.7%, to $11.3 million in the three months ended June 30, 2005. AFFO increased more than FFO on both a dollar and percentage basis due to a $0.1 million decrease in deferred rental revenues (which are included in net earnings and FFO but are excluded from AFFO) recorded for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

      Diluted earnings per share for the three months ended June 30, 2005 increased $0.03 per share to $0.41 per share, as compared to the three months ended June 30, 2004. Diluted FFO per share increased $0.05 per share to $0.50 per share compared to the three months ended June 30, 2004. Diluted AFFO per share for the three months ended June 30, 2005 increased $0.06 per share to $0.46 per share, as compared to the three months ended June 30, 2004.

Results of operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

      Revenues from rental properties were $35.3 million for the six months ended June 30, 2005 and $33.0 million for the six months ended June 30, 2004. We received rent from properties leased to Marketing under the Marketing Leases of approximately $29.8 million in the six months ended June 30, 2005 and $29.5 million for the six months ended June 30, 2004. We also received rent from other tenants of $3.6 million in the six months ended June 30, 2005 and $1.2 million in six months ended June 30, 2004. The increase in rent received was primarily due to rental income from the properties acquired in November 2004 and March 2005 and rent escalations, and was partially offset by the effect of lease terminations and property dispositions. In addition, revenues from rental properties include deferred rental revenues of $1.9 million for the six months ended June 30, 2005 and $2.2 million for the six months ended June 30, 2004.

      Rental property expenses were $5.2 million for the six months ended June 30, 2005, which was comparable to the $5.0 million recorded for the six months ended June 30, 2004.

      Environmental expenses for the six months ended June 30, 2005 were $1.4 million as compared to $3.5 million for the six months ended June 30, 2004. The decrease was primarily due to a reduction in the net change in estimated environmental costs and accretion expense of $0.6 million as well as a reduction in litigation related expenses of $1.5 million as compared to the prior year period. Environmental expenses for the six months ended June 30, 2005 include a $0.5 million net credit in environmental litigation expense due to a net reduction in litigation loss reserve estimates that were recorded in the first quarter of 2005. The net change in estimated environmental expenses and accretion expense aggregated $1.3 million for the six months ended June 30, 2005 compared to $1.9 million recorded in the comparable period last year.

      General and administrative expenses were $2.6 million for the six months ended June 30, 2005 and June 30, 2004.

      Depreciation and amortization expense for the six months ended June 30, 2005 was $4.0 million, as compared to the $3.7 million recorded for the six months ended June 30, 2004. The increase was primarily due to depreciation and amortization from properties acquired in November 2004 and March 2005.

      As a result, total operating expenses declined by approximately $1.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      Other income for the six months ended June 30, 2005 was $0.2 million, as compared to $0.4 million recorded for the six months ended June 30, 2004. The $0.2 million decrease as compared to the prior year period is primarily due to decreases in investment income and gains on dispositions of properties.

      Interest expense, principally related to borrowings under lines of credit used to acquire properties in November 2004 and March 2005, was $0.6 million for the six months ended June 30, 2005 and was insignificant for the six months ended June 30, 2004.

      Net earnings were $21.7 million for the six months ended June 30, 2005 as compared to $18.5 million for the comparable prior year period. Net earnings for the six months ended June 30, 2005 increased by 16.9%, or $3.1 million, over the comparable period in 2004. FFO increased $3.6 million, or 16.1%, to $25.6 million and AFFO increased $3.9 million, or 19.7%, to $23.7 million in the six months ended June 30, 2005. AFFO increased more than FFO on both a dollar and percentage basis due to a $0.3 million decrease in deferred rental revenues (which are included in net earnings and FFO but are excluded from AFFO) recorded for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

      Diluted earnings per share for the six months ended June 30, 2005 increased $0.13 per share to $0.88 per share, as compared to the six months ended June 30, 2004. Diluted FFO per share increased $0.15 per share to $1.04 per share compared to respective amounts for the six months ended June 30, 2004. Diluted AFFO per share for the six months ended June 30, 2005 increased $0.16 per share to $0.96 per share, as compared to the six months ended June 30, 2004.

Liquidity and Capital Resources

      Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement and available cash and equivalents. Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, borrowing under the revolving credit agreement and available cash and equivalents.

      On June 30, 2005, we entered into an unsecured three-year senior revolving $100.0 million credit agreement ("Credit Agreement") with a group of six domestic commercial banks which is scheduled to expire in 2008. Subject to the terms of the Credit Agreement, we have the right to increase the Credit Agreement by $25.0 million and to extend the term of the Credit Agreement for one additional year. Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. The annual commitment fee on the unused credit agreement will range from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement includes customary terms and conditions including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth and events of default, including a change of control and failure to maintain REIT status. We do not believe that these covenants will limit our current business practices.

      Total borrowings outstanding under the Credit Agreement at June 30, 2005 were $37.7 million, bearing interest at a rate of 4.35% per annum. Total borrowings increased to $39.5 million as of August 1, 2005 principally due to additional borrowings for the dividends accrued as of June 30, 2005 of $10.8 million that were paid in July, net of repayments from positive cash flows provided by rental operations in July and August. Accordingly, we had $60.5 million of unused availability under the terms of the Credit Agreement as of August 1, 2005.

      We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders were $21.3 million for the six months ended June 30, 2005 and $21.0 million for the prior year period. We presently intend to pay stock dividends of $0.435 per quarter ($1.74 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended March 31, 2005.

      On March 25, 2005, we acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29.0 million which is included in land and buildings and improvements in the consolidated balance sheet as of June 30, 2005. We utilized available cash and equivalents and revolving debt to finance the transaction. All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

Critical Accounting Policies

      Our accompanying interim consolidated financial statements include the financial condition and results of operations of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below.

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

Environmental Matters

      We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. As of June 30, 2005, we have remediation action plans in place for 297 (91%) of the 328 properties for which we retained environmental responsibility and the remaining 31 properties (9%) remain in the assessment phase.

      As of June 30, 2005, December 31, 2004 and December 31, 2003, we had accrued $20.3 million, $20.6 million, and $23.6 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2005, December 31, 2004 and December 31, 2003, we had also recorded $5.0 million, $5.4 million and $7.5 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $0.4 million and $0.5 million of accretion expense is included in environmental expenses for the six month periods ended June 30, 2005 and 2004, respectively. Environmental expenditures were $2.2 million, and recoveries from underground storage tank funds were $1.0 million for the six month period ended June 30, 2005.
We currently estimate that our net environmental remediation spending will be approximately $5.0 million during 2005. Our business plan for 2005 currently projects a net change in estimated remediation costs and accretion expense of approximately $3.6 million.

      Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. For locations where remediation efforts are not assumed to be completed during the current year, we assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of expenses aggregating $6.1 million for those sites. Accordingly, the environmental accrual as of June 30, 2005 was increased by $2.4 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2005 was then further increased by $1.4 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.9 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2005 would have increased by $0.3 million and $0.1 million, respectively, for those factors for an aggregate increase in the net environmental accrual of $0.4 million. However, the aggregate net change in environmental estimates and accretion expense recorded during the six months ended June 30, 2005 would not have changed significantly if these changes in the assumptions were made effective December 31, 2004.

      In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the six months ended June 30, 2005 and 2004, the aggregate of the net change in estimated remediation costs and accretion expense included in our consolidated statement of operations amounted to $1.3 million and $1.9 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

      Our discussion of environmental matters should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the accompanying consolidated financial statements and related notes which appear in this Form 10-Q (including notes 5 and 6).

      Forward Looking Statements

      Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; the adequacy of our current and anticipated cash flows; the impact of the covenants included in the Credit Agreement on our current business practices; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial or commodity instruments for trading, speculative or any other purpose. We had no outstanding derivative instruments as of June 30, 2005 or at any time during the six months then ended. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

      We are exposed to interest rate risks, primarily as a result of our $100.0 million Credit Agreement. We manage our exposure to this risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk has changed due to increased borrowings under the Credit Agreement, as anticipated in connection with the acquisition completed on March 25, 2005, as compared to December 31, 2004 but we do not foresee any significant changes in our exposure or in how we manage this exposure in the near future. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings under our Credit Agreement bear interest at a rate equal to the sum of a base rate or a Libor rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. At June 30, 2005, we had borrowings outstanding of $37.7 million under our Credit Agreement bearing interest at a rate of 4.35% per annum, and had not entered into any instruments to hedge our resulting exposure to interest-rate risk.

      Management believes that the fair value of the debt equals its carrying value at June 30, 2005 and December 31, 2004. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

      In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and short-term federal agency discount notes.

Item 4. Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2005.

      There have been no changes in the Company's internal controls over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

      PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      In January 2003, a claim was brought against us in New York Supreme Court in Westchester County, alleging that we owe the Plaintiff rent in consideration for access to his property to continue on-going remediation of contamination allegedly due to spills at the property, formerly supplied by us with gasoline. The matter was settled in June 2005 in exchange for our payment of $17,500, which was expensed and paid for in June 2005.

      Please refer to "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2004 and notes 3 and 5 to our consolidated financial statements in such Form 10-K, as well as to Part II, "Item 1. Legal Proceedings" of our Quarterly Report on From 10-Q for the quarter ended March 31, 2005 and notes 5 and 6 to our accompanying consolidated financial statements which appear in this Form 10-Q for a description of certain legal proceedings presently pending.

      Item 4. Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on May 19, 2005. There were 24,712,891 shares of our common stock outstanding and entitled to vote at our annual meeting, and 23,644,982 shares were represented in person or by proxy. The following matters were voted upon at the annual meetings:

      The five directors listed below were elected to serve an additional one-year term:

                                             Votes
Nominee                    Votes For       Withheld
------------------         ----------      --------
Milton Cooper              23,591,100        53,882
Philip E. Coviello         23,211,595       433,387
Leo Liebowitz              23,589,238        55,744
Howard Safenowitz          23,598,827        46,155
Warren G. Wintrub          23,590,926        54,056

      The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified:

Votes For        Votes Against  Abstentions
----------       -------------  -----------
23,534,714            84,161       26,107

      There were no broker non-votes at the Annual Meetings.

      Item 5. Other Information

      (a) On June 30, 2005, we entered into an unsecured three-year senior revolving $100.0 million Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent for itself and for Bank of America as Syndication Agent, Citizens Bank of Rhode Island, as Documentation Agent, Israel Discount Bank of New York, North Fork Bank and HSBC Bank USA, National Association. The credit facility replaced our $50.0 million uncommitted line of credit with JPMorgan that expired on June 30, 2005. The Credit Agreement matures on June 30, 2008 and does not provide for scheduled reductions in principal prior to its maturity. Subject to the terms of the Credit Agreement, we have the right to increase the Credit Agreement by $25.0 million and to extend the term of the Credit Agreement for one additional year. Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%.

      The Credit Agreement includes customary terms and conditions, including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth and events of default, including a change of control and failure to maintain REIT status. We do not believe that these covenants will limit our current business practices. If any event of default were to occur and if the default were not subsequently waived by the lenders, the lenders would be entitled to declare all amounts outstanding under the Credit Agreement immediately due and payable. We are not aware of any event of default under the Credit Agreement that occurred prior to, or existed as of, the date of the filing of this Quarterly Report on Form 10-Q.

      The Credit Agreement is attached as Exhibit 10.21 to this Quarterly Report on Form 10-Q.

      Item 6. Exhibits

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
10.21                $100,000,000 Credit Agreement dated June 30, 2005

31.1                 Rule 13a-14(a) Certification of Chief Financial Officer

31.2                 Rule 13a-14(a) Certification of Chief Executive Officer

32.1                 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                     Section 1350 (a)

32.2                 Certifications of Chief Financial Officer pursuant to 18 U.S.C.
                     Section 1350 (a)

99                   Risk and Uncertainties

(a) These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GETTY REALTY CORP.
                                  (Registrant)

Dated: August 9, 2005                        BY: /s/ Thomas J. Stirnweis
                                                 -----------------------
                                                       (Signature)
                                                 THOMAS J. STIRNWEIS
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

Dated: August 9, 2005                        BY: /s/ Leo Liebowitz
                                                 -----------------
                                                     (Signature)
                                                 LEO LIEBOWITZ
                                                 Chairman and Chief Executive
                                                 Officer