Form 10-Q
period 2005-09-30
GETTY REALTY CORP /MD/
filed 2005-11-08
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-13777

                               GETTY REALTY CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                              11-3412575
-------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         125 JERICHO TURNPIKE, SUITE 103
                        ---------------------------------
                             JERICHO, NEW YORK 11753
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (516) 478 - 5400
                               ------------------
              (Registrant's telephone number, including area code)

    ________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Registrant had outstanding 24,716,052 shares of Common Stock, par value $.01 per share, as of November 7, 2005.

                               GETTY REALTY CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2005 and
   December 31, 2004                                                       1

Consolidated Statements of Operations for the Three and Nine
   Months ended September 30, 2005 and 2004                                2

Consolidated Statements of Cash Flows for the
   Nine Months ended September 30, 2005 and 2004                           3

Notes to Consolidated Financial Statements                                 4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               11

Item 3. Quantitative and Qualitative Disclosures about Market Risk        23

Item 4. Controls and Procedures                                           23

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 25

Item 5. Other Information                                                 26

Item 6. Exhibits                                                          27

Signatures                                                                28

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                        September 30,    December 31,
                                                                             2005            2004
                                                                       ---------------   ------------
Assets:

Real Estate:
   Land                                                                   $ 172,091       $ 156,571
   Buildings and improvements                                               199,437         190,019
                                                                          ---------       ---------
                                                                            371,528         346,590
   Less - accumulated depreciation and amortization                        (108,577)       (106,463)
                                                                          ---------       ---------
      Real estate, net                                                      262,951         240,127

Deferred rent receivable                                                     27,855          25,117
Cash and equivalents                                                            954          15,700
Recoveries from state underground storage tank funds, net                     4,888           5,437
Mortgages and accounts receivable, net                                        2,412           3,961
Prepaid expenses and other assets                                             1,316             386
                                                                          ---------       ---------
      Total assets                                                        $ 300,376       $ 290,728
                                                                          =========       =========
Liabilities and Shareholders' Equity:

Debt                                                                      $  34,931       $  24,509
Environmental remediation costs                                              19,376          20,626
Dividends payable                                                            11,009          10,495
Accounts payable and accrued expenses                                         7,246           9,595
                                                                          ---------       ---------
      Total liabilities                                                      72,562          65,225
                                                                          ---------       ---------
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 24,716,052 at September 30, 2005 and
      24,694,071 at December 31, 2004                                           247             247
   Paid-in capital                                                          257,720         257,295
   Dividends paid in excess of earnings                                     (30,153)        (32,039)
                                                                          ---------       ---------
      Total shareholders' equity                                            227,814         225,503
                                                                          ---------       ---------
      Total liabilities and shareholders' equity                          $ 300,376       $ 290,728
                                                                          =========       =========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               Three months ended September 30,   Nine months ended September 30,
                                               --------------------------------   -------------------------------
                                                         2005      2004                    2005      2004
                                                       -------   -------                 -------   -------
Revenues from rental properties                        $17,768   $16,425                 $53,036   $49,379

Expenses:
   Rental property expenses                              2,551     2,462                   7,735     7,470
   Environmental expenses, net                             375     1,049                   1,786     4,564
   General and administrative expenses                   1,167     1,492                   3,767     4,124
   Depreciation and amortization expense                 2,086     1,764                   6,100     5,428
                                                       -------   -------                 -------   -------
      Total operating expenses                           6,179     6,767                  19,388    21,586
                                                       -------   -------                 -------   -------
Operating income                                        11,589     9,658                  33,648    27,793

   Other income, net                                       179       323                     370       752
   Interest expense                                       (496)      (12)                 (1,096)      (52)
                                                       -------   -------                 -------   -------
Net earnings before income taxes                        11,272     9,969                  32,922    28,493

Income tax benefit                                       1,494        --                   1,494        --
                                                       -------   -------                 -------   -------
Net earnings                                           $12,766   $ 9,969                 $34,416   $28,493
                                                       =======   =======                 =======   =======
Net earnings per common share:
   Basic                                               $   .52   $   .40                 $  1.39   $  1.15
   Diluted                                             $   .52   $   .40                 $  1.39   $  1.15

Weighted average shares outstanding:
   Basic                                                24,715    24,680                  24,710    24,677
   Stock options and restricted  stock units                19        40                      15        40
                                                       -------   -------                 -------   -------
   Diluted                                              24,734    24,720                  24,725    24,717
                                                       =======   =======                 =======   =======

Dividends declared per share:                          $  .445   $  .425                 $ 1.315   $ 1.275

    The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Nine months ended
                                                                  September 30,
                                                               -------------------
                                                                 2005       2004
                                                               --------   --------
Cash flows from operating activities:
Net earnings                                                   $ 34,416   $ 28,493
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization expense                          6,100      5,428
   Deferred rental revenue                                       (2,738)    (3,344)
   Gain on dispositions of real estate                             (177)      (334)
   Accretion expense                                                639        711
   Stock-based compensation expense                                 102         14
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net        856      1,818
   Mortgages and accounts receivable, net                         1,241        591
   Prepaid expenses and other assets                             (1,001)       160
   Environmental remediation costs                               (2,196)    (2,713)
   Accounts payable and accrued expenses                           (855)       264
   Accrued income taxes                                          (1,494)        --
                                                               --------   --------
      Net cash provided by operating activities                  34,893     31,088
                                                               --------   --------

Cash flows from investing activities:
   Property acquisitions and capital expenditures               (29,571)    (8,632)
   Collection of mortgages receivable, net                          308      1,563
   Proceeds from dispositions of real estate                        895        641
                                                               --------   --------
      Net cash used in investing activities                     (28,368)    (6,428)
                                                               --------   --------

Cash flows from financing activities:
   Cash dividends paid                                          (32,016)   (31,461)
   Borrowings under credit agreement, net                        10,700         --
   Repayment of mortgages payable, net                             (278)      (316)
   Proceeds from stock issued                                       323         70
                                                               --------   --------
      Net cash used in financing activities                     (21,271)   (31,707)
                                                               --------   --------

Net decrease in cash and equivalents                            (14,746)    (7,047)
Cash and equivalents at beginning of period                      15,700     19,905
                                                               --------   --------
Cash and equivalents at end of period                          $    954   $ 12,858
                                                               ========   ========

Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:
      Interest                                                 $    977   $     49
      Income taxes, net                                             446        373
      Recoveries from state underground storage tank funds       (1,495)    (1,532)
      Environmental remediation costs                             3,534      4,271

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

3. Stock-Based Employee Compensation:

     The Company recorded stock-based employee compensation expense of $38,000 and $102,000 for the three and nine months ended September 30, 2005, respectively, and $10,000 and $14,000 for the three and nine months ended September 30, 2004, respectively, utilizing the fair value basis of accounting. Under the fair value method of accounting, compensation expense equal to the fair value of the stock-based award at the date of grant is recognized as compensation expense ratably over the vesting period of the award. Stock-based employee compensation expense is related to restricted stock units granted in June 2004 and March 2005 under the Company's Omnibus Incentive Compensation Plan which vest over five years from the date of grant. For the three and nine months ended September 30, 2005, the stock-based employee compensation expense is also related to stock options granted in September 2001 and December 2002 under the Company's Stock Option Plan which vest over four years from the date of grant.

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

     Had compensation cost for the Company's stock option plan been accounted for in 2004 using the fair value method for all grants, the Company's total stock-based employee compensation expense using the fair value method, pro-forma net earnings and pro-forma net earnings per share on a basic and diluted basis would have been as follows (in thousands, except per share amounts):

                                         Three months     Nine months
                                             ended           ended
                                         September 30,   September 30,
                                             2004             2004
                                         -------------   -------------
Net earnings, as reported                    $9,969         $28,493
Add: Stock-based employee
   compensation expense included in
   reported net earnings                         10              14
Deduct: Total stock-based employee
   compensation expense using the fair
   value method                                  33              83
                                             ------         -------
Pro-forma net earnings                       $9,946         $28,424
                                             ======         =======

Net earnings per common share:
   As reported                               $  .40         $  1.15
   Pro-forma                                 $  .40         $  1.15

4. Shareholders' Equity:

     A summary of the changes in shareholders' equity for the nine months ended September 30, 2005 is as follows (in thousands, except share amounts):

                                                                             Dividends
                                                Common Stock                  Paid In
                                            -------------------    Paid-in   Excess Of
                                              Shares     Amount    Capital    Earnings     Total
                                            ----------   ------   --------   ---------   --------
Balance, December 31, 2004                  24,694,071    $247    $257,295   $(32,039)   $225,503
Net earnings                                                                   34,416      34,416
Dividends                                                                     (32,530)    (32,530)
Stock-based employee compensation expense                              102                    102
Stock issued                                    21,981                 323                    323
                                            ----------    ----    --------   --------    --------
Balance, September 30, 2005                 24,716,052    $247    $257,720   $(30,153)   $227,814
                                            ==========    ====    ========   ========    ========

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2004 or September 30, 2005.

5. Commitments and Contingencies:

     In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. As of September 30, 2005 and December 31, 2004 the Company had accrued $1,100,000 and $2,594,000, respectively, for this and certain other tax matters which it believes were appropriate based on information then currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Accordingly, an income tax benefit of $1,494,000 was recorded in the third quarter of 2005 due to the net reduction in the amount accrued for uncertain tax positions to the extent that the uncertainties regarding these exposures have been resolved. The ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

     In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund or federal agency discount notes.

     As of September 30, 2005, the Company leased nine hundred forty-two of its one thousand sixty properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease ("Master Lease") and a coterminous supplemental lease for one property (collectively the "Marketing Leases") (see note 2 to the consolidated financial statements which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997 (the "Spin-Off"). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. Substantially all of the deferred rental revenue of $27,855,000 recorded as of September 30, 2005 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

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

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-Spin-Off legal proceedings and claims relating to the petroleum marketing business. As of September 30, 2005 and December 31, 2004 the Company had accrued $2,667,000 and $3,623,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

     From October 2003 through September 2005, the Company was notified that it had been made party to 38 cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

6. Environmental Remediation Costs:

     The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and nine months ended September 30, 2005, the aggregate of the net changes in estimated remediation costs and accretion expense included in environmental expenses in the Company's consolidated statements of operations were $46,000 and $1,338,000, respectively, and $466,000 and $2,395,000, respectively, for the comparable prior year periods, which amounts were net of changes in estimated recoveries from state underground storage tank ("UST") remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

     In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the tenant. Of the nine hundred forty-two properties leased to Marketing as of September 30, 2005, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for the remaining two hundred sixty-eight properties that are scheduled in the Master Lease and have not achieved Closure. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2005, the Company has remediation action plans in place for 301 (93%) of the 324 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 23 properties (7%) remain in the assessment phase.

     As of September 30, 2005, December 31, 2004 and December 31, 2003 the Company had accrued $19,376,000, $20,626,000, and $23,551,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2005, December 31, 2004 and December 31, 2003, the Company had also recorded $4,888,000, $5,437,000 and $7,454,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $639,000 and $711,000 of net accretion expense is included in environmental expenses for the nine months ended September 30, 2005 and 2004, respectively. Environmental expenditures were $3,534,000 and $4,271,000 and recoveries from UST remediation funds were $1,495,000 and $1,532,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

7. Debt

     As of September 30, 2005, debt consisted of $34,700,000 in borrowings under the Credit Agreement, described below, bearing interest at 5.0% and $231,000 of mortgages due in varying amounts through May 1, 2015.

     On June 30, 2005, the Company entered into an unsecured three-year senior revolving $100,000,000 Credit Agreement ("Credit Agreement") with a group of six domestic commercial banks which replaced the Company's outstanding $50,000,000 uncommitted line of credit with one bank. The Credit Agreement matures on June 30, 2008 and does not provide for scheduled reductions in the principal balance prior to its maturity. Subject to the terms of the Credit Agreement, the Company has the right to increase the Credit Agreement by $25,000,000 and to extend the term of the Credit Agreement for one additional year.

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

8. Acquisition

     On March 25, 2005, the Company acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29,000,000 which is included in land and buildings and improvements in the consolidated balance sheet as of September 30, 2005. Available cash and equivalents and revolving debt were utilized to finance the transaction.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the Section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in our Annual Report on Form 10-K for the year ended December 31, 2004, "Risks and Uncertainties" in Exhibit 99 to this Quarterly Report on Form 10-Q, and the consolidated financial statements and related notes which appear in this Quarterly Report on Form 10-Q.

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

     We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services that are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. Nine hundred forty-two of our one thousand sixty properties are leased on a long-term basis under a master lease (the "Master Lease") and a coterminous supplemental lease for one property, (collectively the "Marketing Leases") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

     We rely upon the revenue from leasing retail motor fuel and convenience store properties and petroleum distribution terminals, primarily to Marketing, for substantially all of our revenues (88.9% for the nine months ended September 30, 2005). Accordingly, our revenues will be dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

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

     The most recent selected financial data of Marketing which is publicly available is provided below. Neither we, nor our auditors, were involved in the preparation of this data.

                         Getty Petroleum Marketing Inc.
                             Selected Financial Data

                                               For the years ended December 31,
                                             ------------------------------------
                                                2004         2003         2002
                                             ----------   ----------   ----------
                                                   (unaudited, in thousands)
OPERATING DATA:

Total revenues                               $2,696,102   $1,297,042   $1,029,926
Total expenses                                2,670,282    1,290,439    1,038,385
                                             ----------   ----------   ----------
Earnings (loss) before provision (credit)
   for income taxes                              25,820        6,603       (8,459)
Provision (credit) for income taxes              10,784        3,157       (3,389)
                                             ----------   ----------   ----------
Net earnings (loss)                          $   15,036   $    3,446      ($5,070)
                                             ==========   ==========   ==========

BALANCE SHEET DATA (AT END OF PERIOD):

ASSETS:

Cash and equivalents                         $   76,485   $   44,210   $   18,678
Other current assets                            161,901       68,971       62,448
                                             ----------   ----------   ----------
Total current assets                            238,386      113,181       81,126

Property and equipment, net                     367,453      134,792      139,477
Other assets                                     54,292        3,956        5,338
                                             ----------   ----------   ----------
Total assets                                 $  660,131   $  251,929   $  225,941
                                             ==========   ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total current liabilities                    $  214,171   $  125,940   $  107,362
Long-term liabilities                           318,091       62,419       58,438
                                             ----------   ----------   ----------
Total liabilities                               532,262      188,359      165,800

Total stockholder's equity                      127,869       63,570       60,141
                                             ----------   ----------   ----------
Total liabilities and stockholder's equity   $  660,131   $  251,929   $  225,941
                                             ==========   ==========   ==========

     If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations will be materially adversely affected. Based on our review of the financial statements and other financial data Marketing has provided to us to date, we believe that Marketing has the liquidity and financial ability to continue to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997.

     As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC's position that we must include the financial statements and summarized financial data of Marketing in our periodic filings. The SEC recently indicated that, unless we file Marketing's financial statements and summarized financial data with our periodic reports, (i) it will not consider our Annual Reports on Forms 10-K for the years 2000 - 2004 to be compliant; (ii) it will not consider us to be current in our reporting requirements; and (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities. We continue to dispute the SEC's position that these financial statements and the summarized financial data of Marketing are required. We do not believe that we have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing. We cannot accurately predict the consequences if we are ultimately unsuccessful in our position that the financial statements and summarized financial data of Marketing are not required.

     We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations ("FFO") and adjusted funds from operations ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on sales of real estate, non-FFO items reported in discontinued operations and extraordinary items. Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

     We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property sales and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rent) on our recognition of revenues from rental properties, which results from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases is recognized on a straight-line basis rather than when due. GAAP net earnings and FFO for the three and nine months ended September 30, 2005 also include the income tax benefit recognized due to a net reduction in amounts accrued for uncertain tax positions related to being taxed as a C-Corp. prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rent and income tax benefit. Income taxes have not had a significant impact on our earnings since the year ended December 31, 2001, when we first elected to be taxed as a REIT, and accordingly has not appeared as a separate item in our statement of operations or reconciliation of AFFO from net earnings. In management's view,

AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases and our election to be taxed as a REIT beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

     A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                          Three months ended   Nine months ended
                                                             September 30,       September 30,
                                                          ------------------   -----------------
                                                            2005      2004       2005      2004
                                                          -------   -------    -------   -------
Net earnings                                              $12,766   $ 9,969    $34,416   $28,493
Depreciation and amortization of real estate assets (*)     2,015     1,764      6,029     5,428
Gains on sales of real estate                                (105)     (188)      (177)     (334)
                                                          -------   -------    -------   -------
Funds from operations                                      14,676    11,545     40,268    33,587
Deferred rental revenue (straight-line rent)                 (853)   (1,113)    (2,738)   (3,344)
Income tax benefit                                         (1,494)       --     (1,494)       --
                                                          -------   -------    -------   -------
Adjusted funds from operations                            $12,329   $10,432    $36,036   $30,243
                                                          =======   =======    =======   =======
Diluted per common share amounts:
   Earnings per share                                     $   .52   $   .40    $  1.39   $  1.15
   Funds from operations per share                        $   .59   $   .47    $  1.63   $  1.36
   Adjusted funds from operations per share               $   .50   $   .42    $  1.46   $  1.22

Diluted weighted average shares outstanding                24,734    24,720     24,725    24,717

(*) Depreciation and amortization expense as reflected in our Consolidated Statements of Operations also includes depreciation on non-real estate assets.

Results of operations

Quarter ended September 30, 2005 compared to the quarter ended September 30,
2004

     Revenues from rental properties were $17.8 million for the three months ended September 30, 2005 and $16.4 million for the three months ended September 30, 2004. We received rent from properties leased to Marketing under the Marketing Leases of approximately $14.9 million in the three months ended September 30, 2005 and $14.7 million in the three months ended September 30, 2004. We also received rent from other tenants of $2.0 million in the three months ended September 30, 2005 and $0.6 million in the three months ended September 30, 2004. The increase in rent received was primarily due to rental income from the properties acquired in November 2004 and March 2005 and rent escalations, and was partially offset by the effect of lease terminations and property dispositions. In addition to rent received, revenues from rental properties include deferred rental revenues of $0.9 million for the three months ended September 30, 2005 and $1.1 million for the three months ended September 30, 2004, recognized as required by GAAP, related to the fixed future rent increases scheduled under certain leases with our tenants. The aggregate minimum rent due over the initial term of these leases is recognized on a straight-line basis rather than when due.

     Rental property expenses, which are principally comprised of rent expense and real estate and other state and local taxes, were $2.6 million for the three months ended September 30, 2005, which was comparable to the $2.5 million recorded for the three months ended September 30, 2004.

     Environmental expenses, net for the three months ended September 30, 2005 were $0.4 million as compared to $1.0 million for the three months ended September 30, 2004. The decrease was principally due to a $0.4 million reduction in changes in estimated environmental expenses, net of estimated recoveries, and accretion expense as well as a $0.2 million reduction in legal fees and litigation related expenses as compared to the prior year period. The net changes in estimated environmental expenses and accretion expense aggregated $46,000 for the three months ended September 30, 2005 compared to $0.5 million recorded in the comparable period last year. The decrease in net changes in estimated environmental costs for the quarter was due, in part, to successfully obtaining additional reimbursements or regulatory approval for significantly less costly remediation treatment methods at a small number of locations.

     General and administrative expenses for the three months ended September 30, 2005 were $1.2 million compared to $1.5 million recorded for the three months ended September 30, 2004. The $0.3 million decrease was principally due to lower legal expenses.

     Depreciation and amortization expense for the three months ended September 30, 2005 was $2.1 million, as compared to the $1.8 million recorded for the three months ended September 30, 2004. The increase was primarily due to depreciation and amortization of properties acquired in November 2004 and March 2005 partially offset by property dispositions.

     As a result, total operating expenses declined by approximately $0.6 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.

     Other income, net for the three months ended September 30, 2005 was $0.2 million, which was comparable to $0.3 million recorded for the three months ended September 30, 2004.

     Interest expense, principally related to borrowings used to finance the acquisition of properties in November 2004 and March 2005, was $0.5 million for the three months ended September 30, 2005 and was insignificant for the three months ended September 30, 2004.

     The tax benefit of $1.5 million recorded in 2005 was recognized due to a net reduction in the amount accrued for uncertain tax positions to the extent that the uncertainties regarding these exposures have been resolved.

     Net earnings were $12.8 million for the three months ended September 30, 2005 as compared to $10.0 million for the comparable prior year period. Net earnings for the three months ended September 30, 2005 increased by 28.1%, or $2.8 million, over the comparable period in 2004. FFO increased $3.1 million, or 27.1%, to $14.7 million and AFFO increased $1.9 million, or 18.2%, to $12.3 million in the three months ended September 30, 2005. FFO increased more than AFFO on both a dollar and percentage basis due to the income tax benefit recorded in 2005 which was partially offset by a $0.3 million decrease in deferred rental revenues (both of which are included in net earnings and FFO but are excluded from AFFO) recorded for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     Diluted earnings per share for the three months ended September 30, 2005 increased $0.12 per share to $0.52 per share, as compared to the three months ended September 30, 2004. Diluted FFO per share increased $0.12 per share to $0.59 per share compared to the three months ended September 30, 2004. Diluted AFFO per share for the three months ended September 30, 2005 increased $0.08 per share to $0.50 per share, as compared to the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

     Revenues from rental properties were $53.0 million for the nine months ended September 30, 2005 and $49.4 million for the nine months ended September 30, 2004. We received rent from properties leased to Marketing under the Marketing Leases of approximately $44.7 million in the nine months ended September 30, 2005 and $44.2 million for the nine months ended September 30, 2004. We also received rent from other tenants of $5.6 million in the nine months ended September 30, 2005 and $1.8 million in nine months ended September 30, 2004. The increase in rent received was primarily due to rental income from the properties acquired in November 2004 and March 2005 and rent escalations, and was partially offset by the effect of lease terminations and property dispositions. In addition to rent received, revenues from rental properties include deferred rental revenues of $2.7 million for the nine months ended September 30, 2005 and $3.3 million for the nine months ended September 30, 2004.

     Rental property expenses were $7.7 million for the nine months ended September 30, 2005, which was comparable to the $7.5 million recorded for the nine months ended September 30, 2004.

     Environmental expenses, net were $1.8 million for the nine months ended September 30, 2005 as compared to $4.6 million for the nine months ended September 30, 2004. The decrease was primarily due to a $1.7 million reduction in litigation related expenses as well as a $1.1 million reduction in the change in estimated environmental costs, net of estimated recoveries, and accretion expense as compared to the prior year period. Environmental expenses for the nine months ended September 30, 2005 include a $0.6 million net credit for environmental litigation expense, which was principally recorded in the first quarter of 2005, due to net reductions in litigation loss reserve estimates. The net change in estimated environmental expenses and accretion expense aggregated $1.3 million for the nine months ended September 30, 2005 compared to $2.4 million recorded in the comparable period last year.

     General and administrative expenses were $3.8 million for the nine months ended September 30, 2005 as compared to $4.1 million recorded for the nine months ended September 30, 2004. The $0.3 million decrease was principally due to lower legal expenses.

     Depreciation and amortization expense for the nine months ended September 30, 2005 was $6.1 million, as compared to the $5.4 million recorded for the nine months ended September 30, 2004. The increase was primarily due to depreciation and amortization of properties acquired in November 2004 and March 2005 partially offset by property dispositions.

     As a result, total operating expenses declined by approximately $2.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

     Other income, net for the nine months ended September 30, 2005 was $0.4 million, as compared to $0.8 million recorded for the nine months ended September 30, 2004. The $0.4 million decrease as compared to the prior year period is primarily due to decreases in investment income and in gains on dispositions of properties.

     Interest expense, principally related to borrowings used to finance the acquisition of properties in November 2004 and March 2005, was $1.1 million for the nine months ended September 30, 2005 and was insignificant for the nine months ended September 30, 2004.

     The tax benefit of $1.5 million recorded in 2005 was recognized due a net reduction in the amount accrued for uncertain tax positions to the extent that the uncertainties regarding these exposures have been resolved.

     Net earnings were $34.4 million for the nine months ended September 30, 2005 as compared to $28.5 million for the comparable prior year period. Net earnings for the nine months ended September 30, 2005 increased by 20.8%, or $5.9 million, over the comparable period in 2004. FFO increased $6.7 million, or 19.9%, to $40.3 million and AFFO increased $5.8 million, or 19.1%, to $36.0 million in the nine months ended September 30, 2005. FFO increased more than AFFO on both a dollar and percentage basis due to the income tax benefit recorded in 2005 which was partially offset by a $0.6 million decrease in deferred rental revenues (both of which are included in net earnings and FFO but are excluded from AFFO) recorded for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

     Diluted earnings per share for the nine months ended September 30, 2005 increased $0.24 per share to $1.39 per share, as compared to the nine months ended September 30, 2004. Diluted FFO per share increased $0.27 per share to $1.63 per share compared to respective amounts for the nine months ended September 30, 2004. Diluted AFFO per share for the nine months ended September 30, 2005 increased $0.24 per share to $1.46 per share, as compared to the nine months ended September 30, 2004.

Liquidity and Capital Resources

     Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement that matures in 2008 and available cash and equivalents. Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, borrowing under the revolving credit agreement and available cash and equivalents.

     We regularly review opportunities to acquire additional properties as part of our overall growth strategy and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all.

     On June 30, 2005, we entered into an unsecured three-year senior revolving $100.0 million credit agreement ("Credit Agreement") with a group of six domestic commercial banks. Subject to the terms of the Credit Agreement, we have the right to increase the Credit Agreement by $25.0 million and to extend the term of the Credit Agreement for one additional year. Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. The annual commitment fee on the unused Credit Agreement will range from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement includes customary terms and conditions, including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including a change of control and failure to maintain REIT status. We do not believe that these covenants will limit our current business practices.

     Total borrowings outstanding under the Credit Agreement at September 30, 2005 were $34.7 million, bearing interest at a rate of 5.0% per annum. Total borrowings increased to $37.2 million as of November 1, 2005 principally due to additional borrowings for dividends accrued as of September 30, 2005 of $11.0 million that were paid in October, net of repayments from positive cash flows provided by rental operations in October and November. Accordingly, we had $62.8 million of unused availability under the terms of the Credit Agreement as of November 1, 2005.

     We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders were $32.0 million for the nine months ended September 30, 2005 and $31.5 million for the prior year period. We presently intend to pay stock dividends of $0.445 per quarter ($1.78 per share on an annual basis), and commenced doing so with the quarterly dividend declared in the quarter ended September 30, 2005.

     On March 25, 2005, we acquired 23 convenience store and retail motor fuel properties in Virginia for approximately $29.0 million which is included in land and buildings and improvements in the consolidated balance sheet as of September 30, 2005. We utilized available cash and equivalents and revolving debt to finance the transaction. All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

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

Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. As of September 30, 2005, we have remediation action plans in place for 301 (97%) of the 324 properties for which we retained environmental responsibility and the remaining 23 properties (7%) remain in the assessment phase.

     As of September 30, 2005, December 31, 2004 and December 31, 2003, we had accrued $19.4 million, $20.6 million, and $23.6 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2005, December 31, 2004 and December 31, 2003, we had also recorded $4.9 million, $5.4 million and $7.5 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $0.6 million and $0.7 million of accretion expense is included in environmental expenses for the nine month periods ended September 30, 2005 and 2004, respectively. Environmental expenditures were $3.5 million, and recoveries from underground storage tank funds were $1.5 million for the nine month period ended September 30, 2005. We currently estimate that our net environmental remediation spending will be approximately $5.0 million during 2005. Our business plan for 2005 currently projects a net change in estimated remediation costs and accretion expense of approximately $3.6 million.

     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. For locations where remediation efforts are not assumed to be completed during the current year, we assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of expenses aggregating $6.2 million for those sites. Accordingly, the environmental accrual as of September 30, 2005 was increased by $2.4 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2005 was then further increased by $1.2 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.5 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2005 would have increased by $0.2 million and $0.1 million, respectively, for those factors for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates and accretion expense recorded during the nine months ended September 30, 2005 would not have changed significantly if these changes in the assumptions were made effective December 31, 2004.

     In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the nine months ended September 30, 2005 and 2004, the aggregate of the net change in estimated remediation costs and accretion expense included in our consolidated statement of operations amounted to $1.4 million and $2.4 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

     Our discussion of environmental matters should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the consolidated financial statements and related notes (including notes 5 and 6) which appear in this Quarterly Report on Form 10-Q.

     Forward Looking Statements

     Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our estimates regarding remediation costs and accretion expense; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein and other risks that we describe from time to time in our filings with the Securities and Exchange Commission), uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors are more fully detailed in our Annual Report on Form 10-K for the year ended December 31, 2004, as updated by Exhibit 99 filed with this Quarterly Report on Form 10-Q, and include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; our expectations as to the cost of completing environmental remediation; the risk of loss of our management team; the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate located in the same region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; our potential inability to pay dividends and terrorist attacks and other acts of violence and war.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not use derivative financial or commodity instruments for trading, speculative or any other purpose. We had no outstanding derivative instruments as of September 30, 2005 or at any time during the nine months then ended. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

     We are exposed to interest rate risks, primarily as a result of our $100.0 million Credit Agreement. We manage our exposure to this risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk has changed as compared to December 31, 2004 due to increased borrowings under the Credit Agreement but we do not foresee any significant changes in our exposure or in how we manage this exposure in the near future. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings under our Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. At September 30, 2005, we had borrowings outstanding of $34.7 million under our Credit Agreement bearing interest at a rate of 5.0% per annum, and had not entered into any instruments to hedge our resulting exposure to interest-rate risk.

     Management believes that the fair value of the debt equals its carrying value at September 30, 2005 and December 31, 2004. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

     In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and short-term federal agency discount notes.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2005.

     There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     In July 2005, we were notified that an action was commenced against Getty Petroleum Marketing Inc. ("Marketing"), in United States District Court, Northern District of New York, by a property owner regarding certain discharges of petroleum that are alleged to have originated, in whole or in part, from a property we own and lease to Marketing. Pursuant to the terms of the lease for this property, Marketing has requested and we have agreed to provide the defense for this matter. The case is in its early stages.

     In July 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs, at a former retail motor fuel property located in Brooklyn, New York, supplied by us with gasoline that the owner expects to incur in connection with the proposed development of its property. The owner claims that the costs will be reimbursable pursuant to an Indemnity Agreement that we entered into with the property owner. Although we have acknowledged responsibility for the contaminated soil, and have been engaged in the remediation of the same, we have denied responsibility for the full extent of the costs estimated to be incurred. Litigation has not been commenced and discussions regarding the demand are in their early stages.

     In September 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs claimed to have been incurred by it in connection with the development of its property located in Philadelphia, Pennsylvania that, in part, is a former retail motor fuel property supplied by us with gasoline. The current owner claims that the costs are reimbursable pursuant to an Indemnity Agreement that we entered into with the prior property owner. Although we have acknowledged responsibility for a portion of the contaminated soil, and were engaged in the remediation of the same, we have denied responsibility for the full extent of the costs estimated to be incurred. Litigation has not been commenced and discussions regarding the demand are in their early stages.

     In June 1999, a case was commenced in New York Supreme Court in Nassau County against Marketing. The plaintiff is seeking monetary damages and alleges that he contracted acute myelogenous leukemia as a result of exposure to benzene-containing gasoline, between 1992 and 1998, when he worked periodically at an independently owned and operated retail motor fuel property which we supplied with gasoline. Although we are not named in the case, we are indemnifying Marketing pursuant to written agreements. In September 2005 we were advised that the case was dismissed, with prejudice. However, in October 2005 the plaintiff filed an appeal of this dismissal.

     From October 2003 through September 2005, the Company was notified that it had been made party to 38 cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

     Please refer to "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2004 and notes 3 and 5 to our consolidated financial statements in such Form 10-K, as well as to Part II, "Item 1. Legal Proceedings" of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 and notes 5 and 6 to our accompanying consolidated financial statements which appear in this Form 10-Q for additional information.

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

     The Credit Agreement includes customary terms and conditions, including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including a change of control and failure to maintain REIT status. We do not believe that these covenants will limit our current business practices. If any event of default were to occur and if the default were not subsequently waived by the lenders, the lenders would be entitled to declare all amounts outstanding under the Credit Agreement immediately due and payable. We are not aware of any event of default under the Credit Agreement that occurred prior to, or existed as of, the date of the filing of this Quarterly Report on Form 10-Q.

     The Credit Agreement is attached as Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2005, which we filed with the Securities and Exchange Commission on August 9, 2005.

Item 6. Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------
  31(i).1     Rule 13a-14(a) Certification of Chief Financial Officer

  31(i).2     Rule 13a-14(a) Certification of Chief Executive Officer

  32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 (a)

  32.2        Certifications of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 (a)

  99          Risks and Uncertainties

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

                                        GETTY REALTY CORP.
                                        (Registrant)


Dated: November 7, 2005                 BY: /s/ Thomas J. Stirnweis
                                            ------------------------------------
                                            (Signature)
                                            THOMAS J. STIRNWEIS
                                            Vice President, Treasurer and Chief
                                            Financial Officer


Dated: November 7, 2005                 BY: /s/ Leo Liebowitz
                                            ------------------------------------
                                            (Signature)
                                            LEO LIEBOWITZ
                                            Chairman and Chief Executive Officer