Form 10-K
period 2005-12-31
GETTY REALTY CORP /MD/
filed 2006-03-14
CIK 1052752

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13777

                               GETTY REALTY CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                                                                                11-3412575
--------                                                                                                                ----------
(State or other jurisdiction of incorporation or organization)                                (I.R.S. employer identification no.)
125 Jericho Turnpike, Suite 103, Jericho, New York                                                                           11753
--------------------------------------------------                                                                           -----
(Address of principal executive offices)                                                                                (Zip Code)
Registrant's telephone number, including area code: (516) 478-5400
Securities registered pursuant to Section 12(b) of the Act:
TITLE OF EACH CLASS                                                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------                                                                       -----------------------------------------
Common Stock, $0.01 par value                                                                              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates (17,558,887 shares of common stock) of the Company was $486,381,170 as of June 30, 2005.

The registrant had outstanding 24,717,114 shares of common stock as of March 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                               PART OF FORM 10-K
-----------------------------------------------------------------------           ----------------------------
Annual Report to Shareholders for the year ended December 31, 2005 (the                     I and II
"Annual Report")
Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders                        III
(the "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's year ended
December 31, 2005 pursuant to Regulation 14A.

                                     PART I

Item 1. Business

Recent Developments

      On February 28, 2006, we completed the acquisition of eighteen retail motor fuel and convenience store properties located in Western New York for approximately $13.5 million. Simultaneous with the closing on the acquisition, we entered into a triple-net lease with a single tenant for all of the properties. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

Overview

      Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust ("REIT") in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2005, we owned eight hundred fourteen properties and leased two hundred forty-one additional properties in thirteen states located principally in the Northeast United States.

      Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of December 31, 2005, we leased approximately 89% of our owned and leased properties on a long-term basis to Getty Petroleum Marketing Inc. ("Marketing"). Marketing is wholly owned by a subsidiary of OAO LUKoil ("Lukoil"), one of Russia's largest integrated oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing subleases nearly all of our retail properties to distributors and retailers who are responsible for the actual operations at the locations.

      We are self-administered and self-managed by our experienced management team, which has over ninety years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when such opportunities arise.

The History of Our Company

      Our founders started the business in 1955 with the ownership of one gasoline service station in New York City and combined real estate ownership, leasing and management with actual service station operation and petroleum distribution. We held our initial public offering in 1971 under the name Power Test Corp. In 1985, we acquired from Texaco the petroleum distribution and marketing assets of Getty Oil Company in the Northeast United States along with the Getty(R) name and trademark for use in connection with our real estate and petroleum marketing operations in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty and other branded retail motor fuel and convenience store properties and petroleum distribution terminals.

      Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders, which was completed in 1997. At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business, and we continued operating primarily as a real estate company specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. In 1998, we acquired Power Test Investors Limited

Partnership (the "Partnership"), thereby acquiring fee title to two hundred ninety-five properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally in the petroleum marketing industry.

      In December 2000, Marketing was acquired by a U.S. subsidiary of Lukoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease ("Master Lease") with Marketing. As of December 31, 2005, Marketing leased from us, under the Master Lease and a coterminous supplemental lease for one property (collectively the "Marketing Leases"), nine hundred twenty-eight retail motor fuel and convenience store properties and ten petroleum distribution terminals. The Marketing Leases have an initial term expiring in December 2015, and generally provide Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. We expect to receive $60.3 million in lease rental payments from Marketing in 2006, with annual 2% rental increases in subsequent years. The Marketing Leases are "triple-net" leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty(R) trademarks to Marketing on an exclusive basis in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory.

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

      Revenues from rental properties for the year ended December 31, 2005 were $71.4 million which is comprised of $67.2 million of lease payments received and $4.2 million of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants. We received lease payments from Marketing aggregating approximately $59.6 million (or 89%) of the $67.2 million lease payments received. We are materially dependent upon the ability of Marketing to meet its monetary obligations under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due. You can find more information about our revenues, profits and assets by referring to the financial statements and supplemental financial information in our Annual Report to Shareholders.

      As of December 31, 2005, we owned fee title to eight hundred seven retail motor fuel and convenience store properties and seven petroleum distribution terminals. We also leased two hundred thirty-eight retail motor fuel and convenience store properties and three petroleum distribution terminals. Our typical property used as a retail motor fuel and convenience store is located on between one-half and three quarters of an acre of land in a metropolitan area in the Northeast United States. Approximately two-thirds of our retail motor fuel properties have repair bays

(typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the name of Leemilt's Petroleum, Inc., Getty CT Leasing, Inc., Getty NY Leasing, Inc., Getty VA Leasing, Inc., Getty Properties Corp. or Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's Petroleum Inc. and Getty Properties Corp. are the lessees of substantially all of the properties we lease from third parties. In addition, we lease four thousand one hundred square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.

      We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway on- and off-ramps. Furthermore, we believe that obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. However, the real estate industry is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

      As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all.

Trademarks

      We own the right to use the Getty(R) name and trademark in connection with our real estate and petroleum marketing operations in the United States, and have licensed the Getty(R) trademarks to Marketing on an exclusive basis in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. The trademark licenses with Marketing are coterminous with the Marketing Leases.

Regulation

      We are subject to numerous existing federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. The costs related to compliance with those laws and regulations have not had, and are not expected to have, a material adverse effect on our long-term financial position, although these costs may have a significant impact on our results of operations or liquidity for any single fiscal year or interim period.

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

      Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. In accordance with leases with certain tenants, we agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving

Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant.

      We have agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations that are scheduled in the Master Lease. We will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available. As of December 31, 2005, we have regulatory approval for remediation action plans in place for three hundred two (95%) of the three hundred eighteen properties for which we retain remediation responsibility and have not received a no further action letter and the remaining sixteen properties (5%) were in the assessment phase.

      For additional information please refer to "Liquidity and Capital Resources", "Environmental Matters" and "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Personnel

      As of December 31, 2005, we had sixteen employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

      Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the SEC's EDGAR database at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Special Factors Regarding Forward-Looking Statements

      Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "projects", "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing, including $60.3 million in lease rental payments in 2006; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our ability to maintain our REIT status; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our estimates regarding remediation costs and accretion expense; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; the anticipated impact of changes in accounting for stock-based compensation; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends; our belief that our corporate headquarters will be adequate for the immediate future; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

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

Item 1A. Risk Factors

      We are subject to various risks, many of which are beyond our control, which could have a negative effect on the Company and its financial condition. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Annual Report on Form 10-K and those that are detailed from time to time in our other filings with the Securities and Exchange Commission.

We are subject to risks inherent in owning and leasing real estate.

      We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, our risks include, among others:

            - our liability as a lessee for long-term lease obligations regardless of our revenues,

            - deterioration in regional and local economic and real estate market conditions,

            - potential changes in supply of, or demand for rental properties similar to ours,

            -     competition for tenants and changes in rental rates,

            - difficulty in reletting properties on favorable terms or at all,

            -     impairments in our ability to collect rent payments when due,

            - increases in interest rates and adverse changes in the availability, cost and terms of financing;

            -     the potential for uninsured casualty and other losses,

            - the impact of present or future environmental legislation and compliance with environmental laws,

            -     adverse changes in zoning laws and other regulations, and

            -     acts of terrorism and war.

      Each of these factors could cause a material adverse effect on our financial condition and results of operations. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant. Although we periodically receive and review financial statements and other financial information from Marketing, some of the information is not publicly available. We may not have sufficient information to identify a deterioration of the financial performance or condition of Marketing, or have sufficient time to advise our shareholders of such deterioration prior to any default by Marketing on its monetary obligations to us that may result from such deterioration. If Marketing does not fulfill its monetary obligations to us, our financial condition and results of operations will be materially adversely affected.

      Substantially all of our revenues (89% for the year ended December 31, 2005) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, one of the largest integrated Russian oil companies, no assurance can be given that Lukoil will cause Marketing to fulfill any of its obligations under the Marketing Leases.

      We periodically receive and review Marketing's financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration or before we would have the opportunity to advise our shareholders of any increased risk of default. Additionally, any financial data of Marketing that we are able to provide in our periodic reports is derived from financial data provided by Marketing and neither we, nor our auditors, have been involved with the preparation of such data and as a result can provide no assurance thereon. Additionally, our auditors have not been engaged to review or audit such data.

      As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC's position that we must include the financial statements and summarized financial data of Marketing in our periodic filings. The SEC subsequently indicated that, unless we file Marketing's financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC's conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

     We believe that the SEC's position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and our prior experience with Marketing's tenants, could relet these properties to the existing subtenants or others at market rents. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing's financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing's financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

     We do not believe that offers or sales of our securities made pursuant to existing registration statements that did not or do not contain the financial statements of Marketing constitute, by reason of such omission, a violation of the Securities Act of 1933, as amended or the Exchange Act. Additionally, we believe that, if there ultimately is a determination that such offers or sales, by reason of such omission, resulted in a violation of those securities laws, we would not have any material liability as a consequence of any such determination.

      Certain financial and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnb.com) upon payment of their fee.

      If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations will be materially adversely affected. Based on our review of the financial statements and other financial data Marketing has provided to us to date, we believe that Marketing has the liquidity and financial ability to continue to pay timely its monetary obligations to us under the Marketing Leases, as it has since the inception of the Master Lease in 1997.

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

      We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry could also have a material adverse effect on our financial condition and results of operations. The success of participants in that industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of Marketing and our other tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline were to significantly decline. Petroleum products are commodities whose prices depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.

Property taxes on our properties may increase without notice.

      Each of the properties we own is subject to real property taxes. The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

Compliance with environmental regulations may be costly.

      The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks ("USTs") used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to relet or sell our properties on favorable terms or at all.

      We have agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2005 in connection with this indemnification agreement.

      As of December 31, 2005 we had accrued $17.4 million as management's best estimate of the fair value of reasonably estimable environmental remediation costs and we had also recorded $4.3 million as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures were $5.8 million and recoveries from underground storage tank funds were $2.3 million for the year ended December 31, 2005.

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

      For additional information with respect to environmental remediation costs and estimates see "Environmental Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 to our consolidated financial statements, both of which appear in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K and are incorporated by reference herein.

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

We are in a competitive business.

      The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater resources than we have, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

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

      Marketing, and other tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our master leases. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee's customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our financial condition.

Failure to qualify as a REIT would have adverse consequences to our shareholders.

      We elected to be taxed as a REIT beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, and could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent or our current and accumulated earnings and profits. Loss of our REIT status would also cause a default under our Credit Agreement, requiring immediate repayment of all outstanding balances thereunder.

As a REIT, we are dependent on external sources of capital which may not be available on favorable terms.

      To maintain our status as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue equity offerings until we resolve with the SEC the issue regarding disclosure of Marketing's information. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions, limitations on future indebtedness imposed under our Credit Agreement and the market price of our common stock.

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

      We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, to pay our indebtedness, or to fund our other liquidity needs. We may not be able to repay or refinance existing indebtedness on favorable terms, which could force us to dispose of properties on disadvantageous terms (which may also result in losses) or accept financing on unfavorable terms. Borrowings under the Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and a significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms.

      Our ability to meet the financial and other covenants relating to our Credit Agreement may be dependent on the performance of our tenants. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness under our Credit Agreement.

We may be unable to pay dividends and our equity may not appreciate.

      Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends. In particular, our Credit Agreement prohibits the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

Item 1B.  Unresolved Staff Comments

      As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC's position that we must include the financial statements and summarized financial data of Marketing in our periodic filings. The SEC subsequently indicated that, unless we file Marketing's financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC's conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

     We believe that the SEC's position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and our prior experience with Marketing's tenants, could relet these properties to the existing subtenants or others at market rents. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing's financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing's financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

        We do not believe that offers or sales of our securities made pursuant to existing registration statements that did not or do not contain the financial statements of Marketing constitute, by reason of such omission, a violation of the Securities Act of 1933, as amended or the Exchange Act. Additionally, we believe that, if there ultimately is a determination that such offers or sales, by reason of such omission, resulted in a violation of those securities laws, we would not have any material liability as a consequence of any such determination.

Item 2. Properties

      The following table summarizes the geographic distribution of our properties at December 31, 2005. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease four thousand one hundred square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

                          OWNED BY GETTY REALTY              LEASED BY GETTY REALTY
                      ----------------------------        ---------------------------             TOTAL             PERCENT
                         MARKETING          OTHER            MARKETING         OTHER            PROPERTIES          OF TOTAL
                       AS TENANT (1)       TENANTS         AS TENANT (2)      TENANTS            BY STATE          PROPERTIES
                      --------------       -------        --------------      -------           ---------          ----------
New York                   231               13 (3)              94              3                 341                  32.3%
New Jersey                 107               10                  40              3                 160                  15.2
Massachusetts              130               --                  24              1                 155                  14.7
Pennsylvania               111               10                  15              2                 138                  13.1
Connecticut                 59               28                  20             10                 117                  11.1
New Hampshire               28               --                   3             --                  31                   2.9
Virginia                     4               24                  17             --                  45                   4.2
Maine                       17                1                   3              1                  22                   2.1
Rhode Island                15                1                   3             --                  19                   1.8
Delaware                    10                2                   1             --                  13                   1.2
Maryland                     4                2                   1             --                   7                   0.7
Florida                     --                6                  --             --                   6                   0.6
Vermont                      1               --                  --             --                   1                   0.1
                           ---              ---                 ---            ---               -----                 -----
     Total                 717               97                 221             20               1,055                 100.0%
                           ===              ===                 ===            ===               =====                 =====

(1) Includes seven terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2)   Includes three terminal properties leased in New York.

(3)   Excludes eighteen properties acquired on February 28, 2006.

      The properties that we lease have a remaining lease term, including renewal option terms, averaging over twelve years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

                                   PERCENT
                   NUMBER OF       OF TOTAL          PERCENT
                    LEASES          LEASED           OF TOTAL
CALENDAR YEAR      EXPIRING       PROPERTIES        PROPERTIES
-------------      --------       ----------        ----------
2006                  15              6.2               1.4
2007                  17              7.1               1.6
2008                  11              4.6               1.0
2009                  19              7.9               1.8
2010                   9              3.7               0.9
                     ---            -----              ----
Subtotal              71             29.5               6.7
                     ---            -----              ----
Thereafter           170             70.5              16.1
                     ---            -----              ----
Total                241            100.0%             22.8%
                     ===            =====              ====

      We have rights-of-first refusal to purchase or lease one hundred ninety-four of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 67% of our leased properties are subject to automatic renewal or extension options.

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

      Two of our owned retail motor fuel and convenience store properties, with a net book value of approximately $1.3 million at December 31, 2005, are secured by mortgages with an aggregate principal balance of approximately $0.2 million at a weighted average interest rate of 4.4% per annum. No other material mortgages, liens or encumbrances exist on our properties.

      We lease nine hundred twenty-eight retail motor fuel and convenience store properties and our ten petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. The Marketing Leases are "triple-net" leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses.

      If Marketing fails to pay rent, taxes or insurance premiums when due under the Marketing Leases and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the Marketing Leases and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the Marketing Leases after notice and opportunity to cure, we do not have the right to terminate the Marketing Leases. Alternatively, our available remedies under the Marketing Leases are to seek to obtain an injunction or other equitable relief requiring Marketing to comply with its obligations under the Marketing Leases and to recover damages from Marketing resulting from the failure.

      If any lease we have with a third-party landlord for properties that we lease to Marketing is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third-party landlord under a lease which is about to expire and does not contain options to renew, we and Marketing each have a non-exclusive right to negotiate with that third-party landlord, except at twelve identified locations where Marketing has the exclusive right to negotiate with the third-party landlord until six months before the lease expires. We have also agreed that if we decide to sell any property leased to Marketing under the Marketing Leases, we will first offer to sell that property to Marketing pursuant to procedures set forth in the Marketing Leases.

      We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we lease to Marketing. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2005 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred forty-two scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters.

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

      In 1997, an action was commenced in the New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover monetary damages for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the Plaintiff for more than six years.

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

      In December 1998, the New York State Department of Environmental Conservation filed an administrative complaint against us for civil penalties for alleged groundwater contamination and gasoline migration into a building basement in April 1997. In January 1999, an action was commenced in United States District Court ("SDNY") by the owner of the property, seeking compensatory and punitive damages. In December 2004, we settled the private claims of liability in consideration for a payment by us of $97,500, and payments by others to be made in the first quarter of 2006.

      In June 1999, an action was commenced in the New York Supreme Court in Nassau County against Marketing. The plaintiff is seeking monetary damages and alleges that he contracted acute myelogenous leukemia ("AML") as a result of exposure to benzene-containing gasoline, between 1992 and 1998, when he worked periodically at an independently owned and operated retail motor fuel property which we supplied with gasoline. The plaintiff brought another case against Mobil Oil Corporation and Island Transportation Corp. alleging that he worked at another retail motor fuel property at which Mobil gasoline was sold and that his AML was caused by his exposure to that gasoline as well. The cases have been consolidated. We are not named in the cases. However, we are indemnifying Marketing pursuant to written agreements. In September 2005 we were advised that the case was dismissed, with prejudice. However, in October 2005 the plaintiff filed an appeal of this dismissal.

      In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to them and the cleanup of all contamination caused by them. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from underground storage tanks for which we were responsible. The State of New Jersey Department of Environmental Protection (the "NJDEP") has notified the tenant that it is responsible for the cleanup and remediation of contamination resulting from a petroleum release. Discovery is complete. The court referred the matter to mediation, which we expect to continue until the court sets a new trial date.

      In February 2002, the owner of a retail motor fuel property in Wareham, Massachusetts commenced an action in the Plymouth Superior Court against us and a former tenant at the property to recover cleanup costs and other incidental damages. The matter was settled in December 2004 in exchange for a payment of $125,000 that we shared equally with our co-defendant. Our $62,500 share of the total settlement was paid in March 2005.

      In September 2002, an action was commenced against us in the United States District Court for the Eastern District of Rhode Island to recover legal fees incurred in connection with a pending Rhode Island litigation, based on a Guarantee and Indemnity Agreement. In January, 2002, we filed a counterclaim against the plaintiff in that earlier suit for recovery of our legal fees pursuant to a 1985 Settlement Agreement. Discovery has been completed and summary judgment motions were filed by both parties in the third quarter of 2004 and heard in November 2004. A decision denying both motions was rendered and neither party filed an appeal of that decision.

      In December 2002, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been expended by the State to investigate and remediate a petroleum release into the Ossining River commencing approximately in 1996. We are indemnifying Marketing and have filed a claim against a potentially responsible party who is upstream of the release.

      In January 2003, an action was commenced against us in the New York Supreme Court in Westchester County, alleging that we owe the Plaintiff rent in consideration for access to his property to continue on-going remediation of contamination allegedly due to spills at the property, formerly supplied by us with gasoline. The matter was settled in exchange for a payment by us of $17,500 in June 2005.

      In February 2003, an action was commenced against us, Marketing and others by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. The complaint states that the plaintiffs first became aware of a problem upon detecting gasoline vapors in their basement in 1996, yet did not file suit until February 28, 2003. The case is in its early stages.

      In April 2003, we were named in a class action, filed in the New York Supreme Court in Dutchess County, NY, arising out of alleged contamination of ground water with methyl tertiary butyl ether (a fuel derived from methanol, which we refer to as MTBE). We served an answer that denied liability and asserted numerous affirmative defenses. The plaintiffs have not responded to our demands and there has not been any activity in the case for a considerable period.

      In April 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination claimed to have originated at a former retail motor fuel property supplied by us with gasoline in 1988. We discovered evidence that indicates that the contamination may not have originated from that property and submitted a written response to the Request for Reimbursement, denying liability for the claim. The matter was settled in January 2005 in exchange for a payment of $600,000 which was accrued for as of December 31, 2004 and paid in March 2005.

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

      In September 2003, we were notified by the NJDEP that we are one of approximately sixty potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the United States Environmental Protection Agency (the "EPA") (the "EPA Notice"), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. We believe that ChevronTexaco is obligated to indemnify us, pursuant to an indemnification agreement, regarding the conditions at the property identified by the NJDEP and the EPA and that, accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

      In September 2003, we were notified by the NJDEP that we may be responsible for damages to natural resources ("NRD") by reason of a petroleum release, more than fifteen years ago, at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have been actively remediating the resulting contamination at the property in accordance with a plan approved by the State. In addition, we have responded to the notice and met with the Department to determine whether, and to what extent, we may be responsible for NRD regarding this property and our other properties formerly supplied by us with gasoline in New Jersey. The State's right to pursue NRD, the viability of defenses to NRD, generally, and the State's method for calculating NRD are subject to ongoing litigation in the State. We are not a party to such litigation. However, the outcome of that litigation likely will affect the State's claim against us for NRD with regard to this property and, generally, our other properties in New Jersey.

      In October 2003, an action was commenced in the New York Supreme Court in Nassau County seeking money damages against us arising out of a petroleum release that occurred prior to 1985, at a property in Valley Stream, NY, which was later supplied by us with gasoline. We were dismissed from this action in January 2006.

      From October 2003 through September 2005 we were made a party to thirty-eight cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

      In November 2003, an action was commenced in the New York Supreme Court in Westchester County seeking money damages against us arising out of a petroleum release in 1996 at a former retail motor fuel property of ours. Our defense is being conducted by the company that sold us the property, and they have agreed to fully indemnify us pursuant to the purchase agreement, which calls for indemnification for environmental matters of this kind.

      In July 2005, we were notified that an action was commenced against Getty Petroleum Marketing Inc. ("Marketing"), in the United States District Court, Northern District of New York, by a property owner regarding certain discharges of petroleum that are alleged to have originated, in whole or in part, from a property we own and lease to Marketing. Pursuant to the terms of the lease for this property, Marketing has requested and we have agreed to provide the defense and indemnify Marketing for this matter. The case was settled in January 2006 for a payment by the Company of approximately $10,000.

      In July 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs, at a former retail motor fuel property located in Brooklyn, New York supplied by us with gasoline, that the owner expects to incur in connection with the proposed development of its property. The owner claims that the costs will be reimbursable pursuant to an Indemnity Agreement that we entered into with the property owner. Although we have acknowledged responsibility for the contaminated soil, and have been engaged in the remediation of the same, we have denied responsibility for the full extent of the costs estimated to be incurred. Litigation has not been commenced and discussions regarding the demand are in their early stages.

      In September 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs claimed to have been incurred by it in connection with the development of its property located in Philadelphia, Pennsylvania, that, in part, is a former retail motor fuel property supplied by us with gasoline. The current owner claims that the costs are reimbursable pursuant to an Indemnity Agreement that we entered into with the prior property owner. Although we have acknowledged responsibility for a portion of the contaminated soil, and were engaged in the remediation of the same, we have denied responsibility for the full extent of the costs estimated to be incurred. Litigation has not been commenced and discussions regarding the demand are in their early stages.

      In October 2005, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been funded by the state to remediate a petroleum release emanating from property we acquired in 1999. The seller, who is also party to the action, has agreed to defend and indemnify us (and Marketing) regarding the release and funds have been escrowed to cover a portion of the remediation expenses.

      In November 2005, we were notified that an action had been commenced in the Superior Court in Passaic County, New Jersey, in August 2005, by a property owner, seeking compensation from us on behalf of a class not yet certified, based upon the installation of a monitoring well on the property of the property owner. The NJDEP also is named as a defendant. The accuracy of the allegations as they relate to us, our defenses to such claims, and the aggregate amount of damages has not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

      In December 2005, an action was commenced against us in the Superior Court in Providence, Rhode Island, by the owner of a pier that is adjacent to one of our terminals that is leased to Marketing seeking monetary damages of approximately $500,000 representing alleged costs related to the ownership and maintenance of the pier for the period from January 2003 through September 2005. We do not believe that we have any legal, contractual or other responsibility for such costs.

      In February 2006, an action was commenced in the Supreme Court in Westchester County, New York against us and Marketing to recover cleanup and remediation costs related to a petroleum release and for damages in excess of $1.0 million for, among other things, lost rent and diminution of property value. Although we have conducted, and continue to conduct, remediation activities at the property, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the three months ended December 31, 2005.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Information in response to this item is incorporated herein by reference to information under the headings "Capital Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Annual Report to Shareholders.

Item 6. Selected Financial Data

      Information in response to this item is incorporated herein by reference to information under the heading "Getty Realty Corp. and Subsidiaries - Selected Financial Data" in our Annual Report to Shareholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Information in response to this item is incorporated herein by reference to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Market Risk" in our Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

      Information in response to this item is incorporated herein by reference to the financial statements and supplementary financial information in our Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

       NAME                 AGE                               POSITION                              OFFICER SINCE
-------------------         ---          -----------------------------------------------------      -------------
Leo Liebowitz                78          Chairman and Chief Executive Officer                           1971
Andrew M. Smith              53          President, Secretary and Chief Legal Officer                   2003
Kevin C. Shea                46          Executive Vice President                                       2001
Thomas J. Stirnweis          47          Vice President, Treasurer and Chief Financial Officer          2001

      Mr. Liebowitz has been Chief Executive Officer of Getty since 1985. He was the President of Getty from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Getty Petroleum Marketing Inc. from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co.

      Mr. Smith has been with Getty since 2003 and has served as President, Secretary and Chief Legal Officer since May 2004 and was Vice President, General Counsel and Corporate Secretary since December 2003. Prior thereto, he was General Counsel and Corporate Secretary. Prior to joining Getty, he was in private law practice from 1999 to 2003. From 1997 to 1999 he served as the Vice President of Real Estate, General Counsel and Secretary of Discovery Zone, Inc., an international site-based children's entertainment company. From 1995 to 1996, Mr. Smith was Vice President of Operations and General Counsel of Influence, Inc., a medical device developer and manufacturer. From 1986 to 1994, Mr. Smith was a partner in the international law firm of Weil, Gotshal & Manges LLP.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) 1. Financial Statements

      The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 22 are incorporated herein by reference to our Annual Report to Shareholders.

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

                                                                                                   REFERENCE
                                                                                         ------------------------------
                                                                                         2005 ANNUAL       2005 ANNUAL
                                                                                          REPORT ON          REPORT TO
                                                                                          FORM 10-K        SHAREHOLDERS
                                                                                           (PAGES)            (PAGES)
                                                                                         -----------       ------------
Data incorporated by reference from attached 2005 Annual Report to
Shareholders of Getty Realty Corp.
Report of Independent Registered Public Accounting Firm                                                        35
Consolidated Statements of Operations for the years ended December 31, 2005,
  2004 and 2003                                                                                                21
Consolidated Balance Sheets as of December 31, 2005 and 2004                                                   22
Consolidated Statements of Cash Flows for the years ended December 31, 2005,
  2004 and 2003                                                                                                23
Notes to Consolidated Financial Statements                                                                    24-34
Report of Independent Registered Public Accounting Firm on Financial Statement
  Schedules                                                                                  23
Schedule II - Valuation and Qualifying Accounts and Reserves for the years
  ended December 31, 2005, 2004 and 2003                                                     24
Schedule III - Real Estate and Accumulated Depreciation and Amortization                   25-40

      All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

      The financial statements listed in the above index which are included in the 2005 Annual Report to Shareholders are hereby incorporated by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 9, 2006 appearing in the 2005 Annual Report to Shareholders of Getty Realty Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of these financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 9, 2006

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II -- VALUATION and QUALIFYING ACCOUNTS and RESERVES
              for the years ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                            BALANCE AT                                                           BALANCE
                                            BEGINNING                                                             AT END
                                             OF YEAR               ADDITIONS             DEDUCTIONS              OF YEAR
                                           -----------            -----------            ----------             ----------
December 31, 2005:
Allowance for mortgages and
 accounts receivable                       $         5             $       24             $      --             $       29
Allowance for recoveries from
 state underground storage
 tank funds                                $       910             $       --             $     160             $      750
December 31, 2004:
Allowance for mortgages and
 accounts receivable                       $       355             $       --             $     350             $        5
Allowance for recoveries from
 state underground storage
 tank funds                                $       580             $      330             $      --             $      910
December 31, 2003:
Allowance for mortgages and
 accounts receivable                       $       278             $      116             $      39             $      355
Allowance for recoveries from
 state underground storage
 tank funds                                $       500             $       80             $      --             $      580

                       GETTY REALTY CORP. and SUBSIDIARIES
    SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION for the years ended December 31, 2005, 2004 and 2003
                                 (in thousands)

The summarized changes in real estate assets and accumulated depreciation are follows:

                                                         2005                  2004               2003
                                                      ----------            ----------         -----------
Investment in real estate:
Balance at beginning of year                          $  346,590            $  318,222         $   308,054
  Acquisitions                                            29,566                29,812              14,186
  Capital expenditures                                         7                   756                  80
  Sales and condemnations                                 (1,434)               (1,131)             (2,960)
  Lease terminations                                      (4,234)               (1,069)             (1,138)
                                                      ----------------------------------------------------
Balance at end of year                                $  370,495            $  346,590         $   318,222
                                                      ====================================================

Accumulated depreciation and amortization:
Balance at beginning of year                          $  106,463            $  100,488         $    93,986
  Depreciation and amortization expense                    8,113                 7,490               8,411
  Sales and condemnations                                   (542)                 (446)               (771)
  Lease terminations                                      (4,234)               (1,069)             (1,138)
                                                      ----------------------------------------------------
Balance at end of year                                $  109,800            $  106,463         $   100,488
                                                      ====================================================

      Two of our owned retail motor fuel and convenience store properties, indicated by an asterisk (*) in the table below, with a net book value of approximately $1.3 million as of December 31, 2005 are secured by mortgages with an aggregate principal balance of approximately $0.2 million at a weighted average interest rate of 4.4% per annum. No other material mortgages, liens or encumbrances exist on our properties.



                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

BROOKLYN, NY                    $282,104      $301,052        $176,292        $406,864       $583,156      $331,748       1967
JAMAICA, NY                       12,000       295,750          12,000         295,750        307,750       157,298       1970
REGO PARK, NY                     33,745       281,380          23,000         292,125        315,125       197,262       1974
BROOKLYN, NY                      74,808       125,120          30,694         169,234        199,928       161,973       1967
BRONX, NY                         60,000       353,955          60,800         353,155        413,955       234,630       1965
CORONA, NY                       114,247       300,172         112,800         301,619        414,419       170,730       1965
BRONX, NY                        124,600       251,284         124,600         251,284        375,884       211,695       1965
OCEANSIDE, NY                     40,378       169,929          40,000         170,307        210,307       123,271       1970
BLUEPOINT, NY                     96,163       118,524          96,068         118,619        214,687       106,131       1972
BRENTWOOD, NY                    253,058        84,485         125,000         212,543        337,543       181,948       1968
BAY SHORE, NY                     47,685       289,972               0         337,657        337,657       334,362       1969
ALBERTSON, NY                     41,023       114,970          40,000         115,993        155,993       113,140       1969
OSSINING, NY                      70,557        83,939          43,357         111,139        154,496       103,714       1977
PELHAM MANOR, NY                 127,304        85,087          75,800         136,591        212,391       114,183       1972
VALLEY COTTAGE, NY                63,145        90,284          63,945          89,484        153,429        83,631       1965
BRONX, NY                              0       293,507               0         293,507        293,507       165,621       1972
BROOKLYN, NY                           0       365,767               0         365,767        365,767       271,687       1970


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

POUGHKEEPSIE, NY                  32,885       168,354          35,904         165,335        201,239       151,161       1971
CARMEL, NY                        20,419       158,943          20,750         158,612        179,362       150,989       1970
KINGSTON, NY                      68,341       115,961          44,379         139,923        184,302       134,084       1971
WAPPINGERS FALLS, NY             114,185       159,162         111,785         161,562        273,347       144,556       1971
STONY POINT, NY                   59,329       203,448          55,800         206,977        262,777       192,020       1971
KINGSTON, NY                      29,010       159,986          12,721         176,275        188,996       161,134       1972
POUGHKEEPSIE, NY                  63,030       158,415          26,226         195,219        221,445       193,454       1972
LAGRANGEVILLE, NY                129,133       101,140          64,626         165,647        230,273       162,061       1972
BRONX, NY                        128,419       221,197         100,681         248,935        349,616       165,418       1972
RAHWAY, NJ                        89,157        65,483          48,083         106,557        154,640        98,996       1972
STATEN ISLAND, NY                 40,598       256,262          26,050         270,810        296,860       161,499       1973
BRONX, NY                        141,322       141,909          86,800         196,431        283,231       170,667       1972
NEW YORK, NY                     125,923       168,772          78,125         216,570        294,695       207,161       1972
JAMAICA, NY                       95,713        59,943          68,400          87,256        155,656        78,767       1972
MIDDLE VILLAGE, NY               130,684        73,741          89,960         114,465        204,425       101,590       1972
LONG ISLAND CITY, NY              90,895        91,386          60,030         122,251        182,281       105,873       1972
BROOKLYN, NY                     100,000       254,503          66,890         287,613        354,503       206,678       1972
ROCKAWAY BEACH, NY               110,676        51,519          79,200          82,995        162,195        79,641       1972
BROOKLYN, NY                     135,693        91,946         100,035         127,604        227,639        96,674       1972
BROOKLYN, NY                     147,795       228,379         103,815         272,359        376,174       205,391       1972
STATEN ISLAND, NY                101,033       371,591          75,650         396,974        472,624       218,713       1972
STATEN ISLAND, NY                 25,000       351,829               0         376,829        376,829       217,450       1972
BRONX, NY                        543,833       693,438         473,695         763,576      1,237,271       731,164       1970
BRONX, NY                         98,234        54,956          53,234          99,956        153,190        96,869       1975
BRONX, NY                         90,176       183,197          40,176         233,197        273,373       179,942       1976
BRONX, NY                         82,141       106,173          32,941         155,373        188,314       137,404       1972
BRONX, NY                         92,207       120,758          47,207         165,758        212,965       127,192       1972
BRONX, NY                        105,176        70,736          40,176         135,736        175,912       107,499       1968
BRONX, NY                         45,044       196,956          10,044         231,956        242,000       181,537       1976
BRONX, NY                        128,049       315,917          83,849         360,117        443,966       209,552       1972
BRONX, NY                        130,396       184,222          90,396         224,222        314,618       182,139       1972
BRONX, NY                        118,025       290,298          73,025         335,298        408,323       240,800       1972
BRONX, NY                         70,132       322,265          30,132         362,265        392,397       225,346       1972
BRONX, NY                         78,168       450,267          65,680         462,755        528,435       283,116       1972
BRONX, NY                         69,150       300,279          34,150         335,279        369,429       206,385       1972
YONKERS, NY                      291,348       170,478         216,348         245,478        461,826       203,365       1972
SLEEPY HOLLOW, NY                280,825       102,486         129,744         253,567        383,311       238,698       1969
OLD BRIDGE, NJ                    85,617       109,980          56,190         139,407        195,597       133,417       1972
BREWSTER, NY                     117,603        78,076          72,403         123,276        195,679       109,972       1972
FLUSHING, NY                     118,309       280,435          78,309         320,435        398,744       185,185       1973
VALLEY COTTAGE, NY                68,997        87,862          69,797          87,062        156,859        76,718       1972
BRONX, NY                              0       278,517               0         278,517        278,517       176,195       1976
STATEN ISLAND, NY                173,667       133,198         113,369         193,496        306,865       163,582       1976
BRIARCLIFF MANOR, NY             652,213       103,753         501,687         254,279        755,966       193,930       1976
BRONX, NY                         84,268        81,701          56,285         109,684        165,969        91,599       1976
BRONX, NY                         95,328       102,639          73,750         124,217        197,967       108,429       1976
BRONX, NY                         88,865       193,679          63,315         219,229        282,544       211,396       1976
NEW YORK, NY                     106,363       103,035          79,275         130,123        209,398       120,572       1976
NEW YORK, NY                      85,037        76,357          58,286         103,108        161,394        92,487       1976
NEW YORK, NY                     146,159       407,286          43,461         509,984        553,445       321,331       1976


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

GLENDALE, NY                     124,438       287,907          86,160         326,185        412,345       230,246       1976
OZONE PARK, NY                    57,289       331,799          44,715         344,373        389,088       244,934       1976
LONG ISLAND CITY, NY             106,592       151,819          73,260         185,151        258,411       134,223       1976
RIDGE, NY                        276,942        73,821         200,000         150,763        350,763       102,962       1977
LAKE RONKONKOMA, NY                    0       176,622               0         176,622        176,622       160,966       1977
KEYPORT, NJ                       62,702        92,856          38,452         117,106        155,558       114,615       1977
NEW CITY, NY                     180,979       100,597         109,025         172,551        281,576       168,122       1978
W. HAVERSTRAW, NY                194,181        38,141         140,000          92,322        232,322        74,643       1978
PIERMONT, NY                     151,125        31,470          90,675          91,920        182,595        91,920       1978
STATEN ISLAND, NY                      0       301,713               0         301,713        301,713       158,413       1978
BROOKLYN, NY                      74,928       250,382          44,957         280,353        325,310       167,322       1978
WEST ISLIP, NY                    87,103        84,057          44,957         126,203        171,160       122,409       1978
RONKONKOMA, NY                    76,478       208,121          46,057         238,542        284,599       227,877       1978
STONY BROOK, NY                  175,921        44,529         105,000         115,450        220,450       110,695       1978
MILLER PLACE, NY                 110,000       103,160          66,000         147,160        213,160       138,949       1978
LAKE RONKONKOMA, NY               87,097       156,576          51,000         192,673        243,673       182,099       1978
E. PATCHOGUE, NY                  57,049       210,390          34,213         233,226        267,439       226,522       1978
AMITYVILLE, NY                    70,246       139,953          42,148         168,051        210,199       168,051       1978
BETHPAGE, NY                     210,990        38,356         126,000         123,346        249,346       121,503       1978
HUNTINGTON STATION, NY           140,735        52,045          84,000         108,780        192,780       105,267       1978
BALDWIN, NY                      101,952       106,328          61,552         146,728        208,280       100,899       1978
ELMONT, NY                       388,848       114,933         231,000         272,781        503,781       224,120       1978
NORTH BABYLON, NY                 91,888       117,066          59,059         149,895        208,954       141,498       1978
CENTRAL ISLIP, NY                103,183       151,449          61,435         193,197        254,632       192,938       1978
WHITE PLAINS, NY                 120,393        67,315               0         187,708        187,708       170,326       1979
WOODSIDE, NY                           0       152,740               0         152,740        152,740        93,561       1978
OZONE PARK, NY                         0       217,234               0         217,234        217,234       123,257       1978
STATEN ISLAND, NY                      0       222,525               0         222,525        222,525       118,796       1981
BROOKLYN, NY                     116,328       232,254          75,000         273,582        348,582       154,488       1980
LONG ISLAND CITY, NY             191,420       390,783         116,554         465,649        582,203       262,666       1981
BAY SHORE, NY                    156,382       123,032          85,854         193,560        279,414       180,575       1981
N. WHITE PLAINS, NY                    0       154,131               0         154,131        154,131       115,904       1983
BRIDGEPORT, CT                    58,956       106,709          24,000         141,665        165,665       130,465       1982
BRISTOL, CT                      108,808        81,684          44,000         146,492        190,492       137,574       1982
CROMWELL, CT                      70,017       183,119          24,000         229,136        253,136       229,136       1982
EAST HARTFORD, CT                208,004        60,493          84,000         184,497        268,497       182,835       1982
FRANKLIN, CT                      50,904       168,470          20,232         199,142        219,374       196,562       1982
MANCHESTER, CT                    65,590       156,628          64,750         157,468        222,218       156,086       1982
MERIDEN, CT                      207,873        39,829          84,000         163,702        247,702       161,141       1982
NEW MILFORD, CT                  113,947       121,174               0         235,121        235,121       228,102       1982
NORWALK, CT                      257,308       128,940         104,000         282,248        386,248       278,511       1982
NORWICH, CT                      107,632        50,507          44,000         114,139        158,139       113,785       1982
WAUREGAN, CT                      84,605        85,768          34,000         136,373        170,373       135,910       1982
SOUTHINGTON, CT                  115,750       158,561          70,750         203,561        274,311       202,674       1982
SOUTH WINDSOR, CT                 82,308        75,784          34,000         124,092        158,092       120,787       1982
TERRYVILLE, CT                   182,308        98,911          74,000         207,219        281,219       206,859       1982
TOLLAND, CT                      107,902       100,178          44,000         164,080        208,080       157,462       1982
WATERBURY, CT                    107,308        57,267          44,000         120,575        164,575       119,324       1982
WATERFORD, CT                     76,981       133,059               0         210,040        210,040       192,182       1982
WEST HAVEN, CT                   185,138        48,619          74,000         159,757        233,757       156,226       1982


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

WOODBRIDGE, CT                    87,612       196,264               0         283,876        283,876       272,093       1982
AGAWAM, MA                        65,000       120,665               0         185,665        185,665       180,370       1982
GRANBY, MA                        58,804       232,477          24,000         267,281        291,281       166,277       1982
GREAT BARRINGTON, MA              30,000       124,074           6,000         148,074        154,074       130,793       1982
HADLEY, MA                       119,276        68,748          36,080         151,944        188,024       144,278       1982
NORTH ADAMS, MA                   97,301        54,567          49,777         102,091        151,868        89,066       1982
NORTH ADAMS, MA                   97,126        57,922          40,000         115,048        155,048       110,243       1982
PITTSFIELD, MA                    97,153        87,874          40,000         145,027        185,027       143,040       1982
PITTSFIELD, MA                   123,167       118,273          50,000         191,440        241,440       188,534       1982
SOUTH HADLEY, MA                 232,445        54,351          90,000         196,796        286,796       187,374       1982
SPRINGFIELD, MA                  139,373       239,713          50,000         329,086        379,086       207,582       1983
SPRINGFIELD, MA                        0       239,087               0         239,087        239,087       152,025       1984
SPRINGFIELD, MA                  122,787       105,706          50,000         178,493        228,493       174,185       1982
WESTFIELD, MA                    123,323        96,093          50,000         169,416        219,416       163,983       1982
OSSINING, NY                     140,992       104,761          97,527         148,226        245,753       136,569       1982
FREEHOLD, NJ                     494,275        68,507         402,834         159,948        562,782        77,029       1978
HOWELL, NJ                         9,750       174,857               0         184,607        184,607       183,369       1978
LAKEWOOD, NJ                     130,148        77,265          70,148         137,265        207,413       126,547       1978
NORTH PLAINFIELD, NJ             227,190       239,709         175,000         291,899        466,899       272,916       1978
SOUTH AMBOY, NJ                  299,678        94,088         178,950         214,816        393,766       211,741       1978
ANDOVER, NJ                       81,368        83,049          37,997         126,420        164,417       122,445       1982
GLEN HEAD, NY                    234,395       192,295         102,645         324,045        426,690       323,575       1982
NEW ROCHELLE, NY                 188,932        34,649         103,932         119,649        223,581       117,469       1982
ELMONT, NY                       108,348        85,793          64,290         129,851        194,141        83,757       1982
NORTH BRANFORD, CT               130,057        23,436          83,088          70,405        153,493        69,752       1982
MERIDEN, CT                      126,188       106,805          72,344         160,649        232,993       141,571       1982
PLAINVILLE, CT                    80,000       290,433               0         370,433        370,433       278,634       1983
FRANKLIN SQUARE, NY              152,572       121,756         137,315         137,013        274,328        80,616       1978
SEAFORD, NY                       32,000       157,665               0         189,665        189,665       143,163       1978
BROOKLYN, NY                     276,831       376,706         168,423         485,114        653,537       295,020       1978
NEW HAVEN, CT                  1,469,710        56,420         955,320         570,810      1,526,130       220,393       1985
BRISTOL, CT                      359,906             0               0         359,906        359,906        41,990       2004
BRISTOL, CT                    1,594,129             0       1,036,184         557,945      1,594,129        26,038       2004
BRISTOL, CT                      297,389             0         193,303         104,086        297,389         4,857       2004
BRISTOL, CT                      365,028             0         237,268         127,760        365,028         5,962       2004
COBALT, CT                       395,683             0               0         395,683        395,683        46,163       2004
DURHAM, CT                       993,909             0               0         993,909        993,909       115,956       2004
ELLINGTON, CT                  1,294,889             0         841,678         453,211      1,294,889        21,149       2004
ENFIELD, CT                      259,881             0               0         259,881        259,881        35,670       2004
FARMINGTON, CT                   466,271             0         303,076         163,195        466,271         7,616       2004
HARTFORD, CT                     664,966             0         432,228         232,738        664,966        10,862       2004
HARTFORD, CT                     570,898             0         371,084         199,814        570,898         9,325       2004
MERIDEN, CT                    1,531,772             0         989,165         542,607      1,531,772        26,020       2004
MIDDLETOWN, CT                 1,038,592             0         675,085         363,507      1,038,592        16,963       2004
NEW BRITAIN, CT                  390,497             0         253,823         136,674        390,497         6,378       2004
NEWINGTON, CT                    953,512             0         619,783         333,729        953,512        15,574       2004
NORTH HAVEN, CT                  405,389             0         251,985         153,404        405,389         9,089       2004
PLAINVILLE, CT                   544,503             0         353,927         190,576        544,503         8,894       2004
PLYMOUTH, CT                     930,885             0         605,075         325,810        930,885        15,204       2004
SOUTH WINDHAM, CT                644,141             0         418,692         225,449        644,141        10,521       2004


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

SOUTH WINDSOR, CT                544,857             0         336,737         208,120        544,857        15,411       2004
SUFFIELD, CT                     237,401       602,635         200,878         639,158        840,036        52,612       2004
VERNON, CT                     1,434,223             0               0       1,434,223      1,434,223       167,326       2004
WALLINGFORD, CT                  550,553             0         334,901         215,652        550,553        12,536       2004
WALLINGFORD, CT                  310,314             0               0         310,314        310,314        36,203       2004
WATERBURY, CT                    804,040             0         516,387         287,653        804,040        14,699       2004
WATERBURY, CT                    515,172             0         334,862         180,310        515,172         8,414       2004
WATERBURY, CT                    468,469             0         304,505         163,964        468,469         7,652       2004
WATERTOWN, CT                    924,586             0         566,986         357,600        924,586        26,450       2004
WETHERSFIELD, CT                 446,610             0               0         446,610        446,610        52,105       2004
WEST HAVEN, CT                 1,214,831             0         789,640         425,191      1,214,831        19,843       2004
WESTBROOK, CT                    344,881             0               0         344,881        344,881        40,236       2004
WILLIMANTIC, CT                  716,782             0         465,908         250,874        716,782        11,708       2004
WINDSOR, CT                    1,042,081             0         669,804         372,277      1,042,081        43,433       2004
WINDSOR LOCKS, CT              1,433,330             0               0       1,433,330      1,433,330       167,222       2004
WINDSOR LOCKS, CT                360,664             0               0         360,664        360,664        16,832       2004
BLOOMFIELD, CT                   141,452        54,786          90,000         106,238        196,238        88,291       1986
SIMSBURY, CT                     317,704       144,637         206,700         255,641        462,341       150,587       1985
RIDGEFIELD, CT                   535,140        33,590         347,900         220,830        568,730        88,160       1985
BRIDGEPORT, CT                   349,500        56,209         227,600         178,109        405,709        89,976       1985
NORWALK, CT                      510,760       209,820         332,200         388,380        720,580       181,067       1985
BRIDGEPORT, CT                   313,400        20,303         204,100         129,603        333,703        52,348       1985
STAMFORD, CT                     506,860        15,635         329,700         192,795        522,495        69,270       1985
BRIDGEPORT, CT                   245,100        20,652         159,600         106,152        265,752        45,082       1985
BRIDGEPORT, CT                   313,400        24,314         204,100         133,614        337,714        54,723       1985
BRIDGEPORT, CT                   377,600        83,549         245,900         215,249        461,149       124,740       1985
BRIDGEPORT, CT                   526,775        63,505         342,700         247,580        590,280       118,003       1985
BRIDGEPORT, CT                   338,415        27,786         219,800         146,401        366,201        61,676       1985
NEW HAVEN, CT                    538,400       176,230         350,600         364,030        714,630       234,572       1985
DARIEN, CT                       667,180        26,061         434,300         258,941        693,241        96,875       1985
WESTPORT, CT                     603,260        23,070         392,500         233,830        626,330        83,845       1985
STAMFORD, CT                     603,260       112,305         392,500         323,065        715,565       172,832       1985
STAMFORD, CT                     506,580        40,429         329,700         217,309        547,009        90,755       1985
GUILFORD, CT                     147,071        28,486          30,000         145,557        175,557        83,253       1993
STRATFORD, CT                    301,300        70,735         196,200         175,835        372,035        93,799       1985
STRATFORD, CT                    285,200        14,728         185,700         114,228        299,928        44,178       1985
CHESHIRE, CT                     490,200        19,050         319,200         190,050        509,250        72,194       1985
MILFORD, CT                      293,512        43,846         191,000         146,358        337,358        71,561       1985
FAIRFIELD, CT                    430,000        13,631         280,000         163,631        443,631        58,018       1985
HARTFORD, CT                     233,000        32,563         151,700         113,863        265,563        53,326       1985
NEW HAVEN, CT                    217,000        23,889         141,300          99,589        240,889        45,956       1985
RIDGEFIELD, CT                   401,630        47,610         166,861         282,379        449,240       262,520       1985
BRIDGEPORT, CT                   346,442        16,990         230,000         133,432        363,432       113,529       1985
WILTON, CT                       518,881        71,425         337,500         252,806        590,306       117,894       1985
MIDDLETOWN, CT                   133,022        86,915         131,312          88,625        219,937        88,347       1987
EAST HARTFORD, CT                555,826        13,797         301,322         268,301        569,623        39,346       1991
WATERTOWN, CT                    351,771        58,812         204,027         206,556        410,583        86,143       1992
AVON, CT                         730,886             0         402,949         327,937        730,886        52,030       2002
WILMINGTON, DE                   309,300        67,834         201,400         175,734        377,134        86,082       1985
ST. GEORGES, DE                  498,200       222,596         324,725         396,071        720,796       244,609       1985
WILMINGTON, DE                   313,400       103,748         204,100         213,048        417,148       115,235       1985
WILMINGTON, DE                   242,800        32,615         158,100         117,315        275,415        59,438       1985
WILMINGTON, DE                   381,700       156,704         248,600         289,804        538,404       138,855       1985
CLAYMONT, DE                     237,200        30,878         151,700         116,378        268,078        58,789       1985
NEWARK, DE                       578,600       166,781         376,800         368,581        745,381       189,634       1985
NEWARK, DE                       405,800        35,844         264,300         177,344        441,644        77,560       1985
WILMINGTON, DE                   369,600        38,077         240,700         166,977        407,677        76,482       1985
WILMINGTON, DE                   446,000        33,323         290,400         188,923        479,323        79,765       1985
WILMINGTON, DE                   337,500        21,971         219,800         139,671        359,471        57,573       1985
SOUTH PORTLAND, ME               176,700         6,938         115,100          68,538        183,638        24,746       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

LEWISTON, ME                     341,900        89,500         222,400         209,000        431,400       124,791       1985
PORTLAND, ME                     325,400        42,652         211,900         156,152        368,052        62,188       1985
BIDDEFORD, ME                    723,100         8,009         470,900         260,209        731,109        87,437       1985
AUBURN, ME                        93,078        59,561          55,431          97,208        152,639        87,004       1986
SACO, ME                         204,006        37,173         150,694          90,485        241,179        89,260       1986
SANFORD, ME                      265,523         9,178         201,316          73,385        274,701        73,115       1986
WESTBROOK, ME                     93,345       193,654          50,431         236,568        286,999       162,795       1986
WISCASSET, ME                    156,587        33,455          90,837          99,205        190,042        97,783       1986
AUBURN, ME                       105,908        77,928         105,908          77,928        183,836        76,962       1986
SOUTH PORTLAND, ME               180,689        84,980         110,689         154,980        265,669       154,444       1986
LEWISTON, ME                     180,338        62,629         101,338         141,629        242,967       138,217       1986
N. WINDHAM, ME                   161,365        53,923          86,365         128,923        215,288       128,331       1986
BALTIMORE, MD                    474,100       176,067         308,700         341,467        650,167       149,659       1985
RANDALLSTOWN, MD                 590,600        33,594         384,600         239,594        624,194        98,440       1985
EMMITSBURG, MD                   146,949        73,613         101,949         118,613        220,562       117,850       1986
MILFORD, MA                            0       214,331               0         214,331        214,331       127,738       1985
AGAWAM, MA                       209,555        63,621         136,000         137,176        273,176        82,716       1985
S. WEYMOUTH, MA                  562,500        44,893         366,300         241,093        607,393       100,711       1985
WESTFIELD, MA                    289,580        38,615         188,400         139,795        328,195        69,219       1985
WEST ROXBURY, MA                 490,200        23,134         319,200         194,134        513,334        70,505       1985
MAYNARD, MA                      735,200        12,714         478,800         269,114        747,914        90,889       1985
GARDNER, MA                    1,008,400        73,740         656,700         425,440      1,082,140       165,256       1985
STOUGHTON, MA                    775,300        34,554         504,900         304,954        809,854       113,441       1985
ARLINGTON, MA                    518,300        27,906         337,500         208,706        546,206        82,750       1985
METHUEN, MA                      379,664        64,941         245,900         198,705        444,605       102,301       1985
BELMONT, MA                      301,300        27,938         196,200         133,038        329,238        58,150       1985
RANDOLPH, MA                     743,200        25,069         484,000         284,269        768,269       102,937       1985
ROCKLAND, MA                     534,300        23,616         347,900         210,016        557,916        80,769       1985
WATERTOWN, MA                    357,500       296,588         321,030         333,058        654,088       162,919       1985
READING, MA                      261,100        12,829         170,000         103,929        273,929        36,175       1985
WEYMOUTH, MA                     643,297        36,516         418,600         261,213        679,813        99,814       1985
DEDHAM, MA                       225,824        19,150         125,824         119,150        244,974       116,213       1987
HINGHAM, MA                      352,606        22,484         242,520         132,570        375,090       123,877       1989
ASHLAND, MA                      606,700        17,424         395,100         229,024        624,124        78,117       1985
WOBURN, MA                       507,600       294,303         507,600         294,303        801,903       105,750       1985
BELMONT, MA                      389,700        28,871         253,800         164,771        418,571        67,544       1985
HYDE PARK, MA                    499,175        29,673         321,800         207,048        528,848        86,570       1985
EVERETT, MA                      269,500       190,931         269,500         190,931        460,431        91,444       1985
PITTSFIELD, MA                   281,200        51,100         183,100         149,200        332,300        77,709       1985
NORTH ATTLEBORO, MA              662,900        16,549         431,700         247,749        679,449        86,684       1985
WORCESTER, MA                    497,642        67,806         321,800         243,648        565,448       124,452       1985
NEW BEDFORD, MA                  522,300        18,274         340,100         200,474        540,574        71,233       1985
TAUNTON, MA                            0       180,724               0         180,724        180,724        98,568       1989
FALL RIVER, MA                   859,800        24,423         559,900         324,323        884,223       113,110       1985
WORCESTER, MA                    385,600        21,339         251,100         155,839        406,939        61,698       1985
WEBSTER, MA                    1,012,400        67,645         659,300         420,745      1,080,045       173,869       1985
CLINTON, MA                      586,600        52,725         382,000         257,325        639,325       108,086       1985
FOXBOROUGH, MA                   426,593        34,403         325,000         135,996        460,996       108,995       1990
CLINTON, MA                      385,600        95,698         251,100         230,198        481,298       133,154       1985
HYANNIS, MA                      650,800        42,552         423,800         269,552        693,352       113,585       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

HOLYOKE, MA                      329,500        38,345         214,600         153,245        367,845        69,610       1985
NEWTON, MA                       691,000        42,832         450,000         283,832        733,832       107,185       1985
FALMOUTH, MA                     519,382        43,841         458,461         104,762        563,223        99,841       1988
METHUEN, MA                      490,200        16,282         319,200         187,282        506,482        69,957       1985
ROCKLAND, MA                     578,600       185,285         376,800         387,085        763,885       180,036       1985
WILLIAMSTOWN, MA                 221,000        54,948         143,900         132,048        275,948        67,558       1985
FAIRHAVEN, MA                    725,500        48,828         470,900         303,428        774,328       124,944       1985
BELLINGHAM, MA                   734,189       132,725         476,200         390,714        866,914       193,846       1985
NEW BEDFORD, MA                  482,275        95,553         293,000         284,828        577,828       166,413       1985
SEEKONK, MA                    1,072,700        29,112         698,500         403,312      1,101,812       138,989       1985
WALPOLE, MA                      449,900        20,586         293,000         177,486        470,486        63,214       1985
NORTH ANDOVER, MA                393,700       220,132         256,400         357,432        613,832       170,047       1985
LOWELL, MA                       360,949        83,674         200,949         243,674        444,623       241,922       1985
AUBURN, MA                       175,048        30,890         125,048          80,890        205,938        80,106       1986
METHUEN, MA                      147,330       188,059          50,731         284,658        335,389       209,173       1986
GEORGETOWN, MA                   145,712        27,144         100,718          72,138        172,856        69,184       1986
IPSWICH, MA                      138,918        46,831          95,718          90,031        185,749        83,411       1986
SALISBURY, MA                    119,698        59,615          80,598          98,715        179,313        82,454       1986
BEVERLY, MA                      275,000       150,741         175,000         250,741        425,741       187,694       1986
BILLERICA, MA                    400,000       135,809         250,000         285,809        535,809       252,741       1986
HAVERHILL, MA                    400,000        17,182         225,000         192,182        417,182       191,027       1986
CHATHAM, MA                      275,000       197,302         175,000         297,302        472,302       204,560       1986
HARWICH, MA                      225,000        12,044         150,000          87,044        237,044        82,695       1986
IPSWICH, MA                      275,000        19,161         150,000         144,161        294,161       140,916       1986
LEOMINSTER, MA                   200,000        49,592         100,000         149,592        249,592       144,614       1986
LOWELL, MA                       375,000       175,969         250,000         300,969        550,969       212,075       1986
METHUEN, MA                      300,000        50,861         150,000         200,861        350,861       197,357       1986
ORLEANS, MA                      260,000        37,637         185,000         112,637        297,637       104,928       1986
PEABODY, MA                      400,000       200,363         275,000         325,363        600,363       253,114       1986
QUINCY, MA                       200,000        36,112         125,000         111,112        236,112       106,745       1986
REVERE, MA                       250,000       193,854         150,000         293,854        443,854       220,136       1986
SALEM, MA                        275,000        25,393         175,000         125,393        300,393       122,211       1986
TEWKSBURY, MA                    125,000        90,338          75,000         140,338        215,338       122,277       1986
FALMOUTH, MA                     150,000       322,942          75,000         397,942        472,942       258,090       1986
WEST YARMOUTH, MA                225,000        33,165         125,000         133,165        258,165       131,152       1986
WESTFORD, MA                     275,000       196,493         175,000         296,493        471,493       208,144       1986
WOBURN, MA                       350,000        45,681         200,000         195,681        395,681       190,610       1986
YARMOUTHPORT, MA                 300,000        26,940         150,000         176,940        326,940       176,269       1986
BRIDGEWATER, MA                  190,360        36,762         140,000          87,122        227,122        69,202       1987
STOUGHTON, MA                          0       235,794               0         235,794        235,794       138,970       1990
WORCESTER, MA                    476,102       174,233         309,466         340,869        650,335       116,476       1991
AUBURN, MA                       369,306        27,792         240,049         157,049        397,098        35,361       1991
BARRE, MA                        535,614       163,028         348,149         350,493        698,642       108,319       1991
WORCESTER, MA                    275,866        11,674         179,313         108,227        287,540        21,362       1992
BROCKTON, MA                     275,866       194,619         179,313         291,172        470,485       121,336       1991
CLINTON, MA                      177,978        29,790         115,686          92,082        207,768        32,170       1992
WORCESTER, MA                    167,745       275,852         167,745         275,852        443,597       112,153       1991
DUDLEY, MA                       302,563       141,993         196,666         247,890        444,556        73,572       1991
FITCHBURG, MA                    311,808        16,384         202,675         125,517        328,192        25,895       1991
FRANKLIN, MA                     253,619        18,437         164,852         107,204        272,056        26,073       1988


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

WORCESTER, MA                    342,608        11,101         222,695         131,014        353,709        22,370       1991
HYANNIS, MA                      222,472         7,282         144,607          85,147        229,754        15,504       1991
LEOMINSTER, MA                   195,776       177,454         127,254         245,976        373,230       108,274       1991
WORCESTER, MA                    231,372       157,356         150,392         238,336        388,728       100,284       1991
NORTHBOROUGH, MA                 404,900        18,353         263,185         160,068        423,253        29,522       1993
WEST BOYLSTON, MA                311,808        28,937         202,675         138,070        340,745        36,264       1991
WORCESTER, MA                    186,877        33,510         121,470          98,917        220,387        34,729       1993
SOUTHBRIDGE, MA                        0       172,279               0         172,279        172,279       105,159       1991
SOUTH YARMOUTH, MA               275,866        49,961         179,313         146,514        325,827        46,299       1991
STERLING, MA                     476,102       165,998         309,466         332,634        642,100       106,466       1991
SUTTON, MA                       714,159       187,355         464,203         437,311        901,514       135,785       1993
WORCESTER, MA                    275,866       150,472         179,313         247,025        426,338        97,197       1991
FRAMINGHAM, MA                   297,568       203,147         193,419         307,296        500,715       130,063       1992
UPTON, MA                        428,498        24,611         278,524         174,585        453,109        38,421       1991
WESTBOROUGH, MA                  311,808       205,994         202,675         315,127        517,802       130,112       1991
HARWICHPORT, MA                  382,653       173,989         248,724         307,918        556,642       110,810       1991
WORCESTER, MA                    547,283       205,733         355,734         397,282        753,016       135,717       1991
WORCESTER, MA                    978,880       191,413         636,272         534,021      1,170,293       140,412       1991
FITCHBURG, MA                    390,276       216,589         253,679         353,186        606,865       130,855       1992
WORCESTER, MA                    146,832       140,589          95,441         191,980        287,421        84,853       1991
LEICESTER, MA                    266,968       197,898         173,529         291,337        464,866       111,287       1991
NORTH GRAFTON, MA                244,720        35,136         159,068         120,788        279,856        37,498       1991
SOUTHBRIDGE, MA                  249,169        62,205         161,960         149,414        311,374        64,869       1993
OXFORD, MA                       293,664         9,098         190,882         111,880        302,762        19,116       1993
WORCESTER, MA                    284,765        45,285         185,097         144,953        330,050        51,437       1991
ATHOL, MA                        164,629        22,016         107,009          79,636        186,645        24,066       1991
FITCHBURG, MA                    142,383       194,291          92,549         244,125        336,674       105,044       1992
WORCESTER, MA                    271,417       183,331         176,421         278,327        454,748       113,015       1991
ORANGE, MA                       476,102         4,015         309,466         170,651        480,117        20,322       1991
FRAMINGHAM, MA                   400,449        22,280         260,294         162,435        422,729        33,788       1991
MILFORD, MA                            0       262,436               0         262,436        262,436       134,357       1991
AUBURN, MA                             0       167,147               0         167,147        167,147        79,739       1996
MANCHESTER, NH                   249,100        22,857         162,200         109,757        271,957        42,551       1985
MANCHESTER, NH                   261,100        36,404         170,000         127,504        297,504        52,533       1985
CONCORD, NH                      233,400        68,292         151,700         149,992        301,692        86,124       1985
DERRY, NH                        417,988        16,295         157,988         276,295        434,283       274,683       1987
PLAISTOW, NH                     300,406       117,924         244,694         173,636        418,330       155,807       1987
SOMERSWORTH, NH                  180,800        60,497         117,700         123,597        241,297        55,221       1985
SALEM, NH                        743,200        19,847         484,000         279,047        763,047        96,483       1985
LONDONDERRY, NH                  703,100        31,092         457,900         276,292        734,192       104,089       1985
ROCHESTER, NH                    972,200        12,775         633,100         351,875        984,975       116,594       1985
HAMPTON, NH                      193,103        26,449         135,598          83,954        219,552        82,029       1986
MERRIMACK, NH                    151,993       205,823         100,598         257,218        357,816       163,203       1986
NASHUA, NH                       197,142       219,639         155,837         260,944        416,781       160,614       1986
PELHAM, NH                       169,182        53,497         136,077          86,602        222,679        74,874       1986
PEMBROKE, NH                     138,492       174,777         100,837         212,432        313,269       126,254       1986
ROCHESTER, NH                    179,717       208,103         100,000         287,820        387,820       201,119       1986
ROCHESTER, NH                    110,598        43,142          80,598          73,142        153,740        68,578       1986
SOMERSWORTH, NH                  210,805        15,012         157,520          68,297        225,817        67,428       1986


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

EXETER, NH                       113,285       149,265          65,000         197,550        262,550       169,218       1986
CANDIA, NH                       130,000       184,004          80,000         234,004        314,004       223,142       1986
EPPING, NH                       170,000       131,403         120,000         181,403        301,403       141,946       1986
EPSOM, NH                        220,000        96,022         155,000         161,022        316,022       135,173       1986
EXETER, NH                       160,000        44,343         105,000          99,343        204,343        75,967       1986
MILFORD, NH                      190,000        41,689         115,000         116,689        231,689       108,724       1986
PORTSMOUTH, NH                   235,000        20,257         150,000         105,257        255,257       104,192       1986
PORTSMOUTH, NH                   225,000       228,704         125,000         328,704        453,704       222,589       1986
SALEM, NH                        450,000        47,484         350,000         147,484        497,484       135,135       1986
SEABROOK, NH                     199,780        19,102         124,780          94,102        218,882        93,063       1986
PELHAM, NH                             0       234,915               0         234,915        234,915        97,360       1996
MCAFEE, NJ                       670,900        15,711         436,900         249,711        686,611        86,173       1985
HAMBURG, NJ                      598,600        22,121         389,800         230,921        620,721        85,279       1985
WEST MILFORD, NJ                 502,200        31,918         327,000         207,118        534,118        85,847       1985
LIVINGSTON, NJ                   871,800        30,003         567,700         334,103        901,803       122,086       1985
TRENTON, NJ                      373,600         9,572         243,300         139,872        383,172        48,661       1985
WILLINGBORO, NJ                  425,800        29,928         277,300         178,428        455,728        76,532       1985
BAYONNE, NJ                      341,500        18,947         222,400         138,047        360,447        53,862       1985
CRANFORD, NJ                     342,666        29,222         222,400         149,488        371,888        65,522       1985
TRENTON, NJ                      466,100        13,987         303,500         176,587        480,087        63,961       1985
WALL TOWNSHIP, NJ                336,441        55,709         121,441         270,709        392,150       260,626       1986
UNION, NJ                        490,200        41,361         319,200         212,361        531,561        87,836       1985
CRANBURY, NJ                     606,700        31,467         395,100         243,067        638,167        95,458       1985
HILLSIDE, NJ                     225,000        31,552         150,000         106,552        256,552        91,213       1987
SPOTSWOOD, NJ                    466,675        69,036         303,500         232,211        535,711       118,655       1985
LONG BRANCH, NJ                  514,300        22,951         334,900         202,351        537,251        79,762       1985
ELIZABETH, NJ                    405,800        18,881         264,300         160,381        424,681        61,228       1985
BELLEVILLE, NJ                   397,700        39,410         259,000         178,110        437,110        78,830       1985
NEPTUNE CITY, NJ                 269,600             0         175,600          94,000        269,600        29,768       1985
BASKING RIDGE, NJ                362,172        32,960         200,000         195,132        395,132        98,589       1986
DEPTFORD, NJ                     281,200        24,745         183,100         122,845        305,945        53,313       1985
CHERRY HILL, NJ                  357,500        13,879         232,800         138,579        371,379        51,814       1985
SEWELL, NJ                       551,912        48,485         355,712         244,685        600,397       100,136       1985
FLEMINGTON, NJ                   546,742        17,494         346,342         217,894        564,236        76,820       1985
WILLIAMSTOWN, NJ                 156,879         7,776         130,000          34,655        164,655        33,675       1988
BLACKWOOD, NJ                    401,700        36,736         261,600         176,836        438,436        80,144       1985
TRENTON, NJ                      684,650        33,275         444,800         273,125        717,925       107,767       1985
EAST ORANGE, NJ                  421,508        37,977         272,100         187,385        459,485        85,985       1985
FREEHOLD, NJ                     240,642             0               0         240,642        240,642       139,260       1995
BELMAR, NJ                       630,800        22,371         410,800         242,371        653,171        89,427       1985
MOORESTOWN, NJ                   470,100        27,064         306,100         191,064        497,164        76,831       1985
SPRING LAKE, NJ                  345,500        42,194         225,000         162,694        387,694        70,572       1985
HILLTOP, NJ                      329,500        16,758         214,600         131,658        346,258        50,988       1985
CLIFTON, NJ                      301,518         6,413         150,000         157,931        307,931        74,179       1987
SEWELL, NJ                       405,800        12,338         264,300         153,838        418,138        55,451       1985
FRANKLIN TWP., NJ                683,000        30,257         444,800         268,457        713,257       104,370       1985
FLEMINGTON, NJ                   708,160        33,072         460,500         280,732        741,232       102,155       1985
CLEMENTON, NJ                    562,500        27,581         366,300         223,781        590,081        88,242       1985
BRADLEY BEACH, NJ                240,642             0               0         240,642        240,642       139,260       1995
ASBURY PARK, NJ                  418,966        18,038         272,100         164,904        437,004        64,880       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

MIDLAND PARK, NJ                 201,012         4,080         150,000          55,092        205,092        39,675       1989
PATERSON, NJ                     619,548        16,765         402,900         233,413        636,313        83,734       1985
FREEHOLD, NJ                     450,300         7,822         293,200         164,922        458,122        56,052       1985
OCEAN CITY, NJ                   843,700       113,162         549,400         407,462        956,862       203,165       1985
WHITING, NJ                      447,199         3,519         167,090         283,628        450,718       282,181       1989
HILLSBOROUGH, NJ                 237,122         7,729         100,000         144,851        244,851        51,153       1985
PRINCETON, NJ                    703,100        40,615         457,900         285,815        743,715       115,652       1985
NEPTUNE, NJ                      455,726        39,090         293,000         201,816        494,816        86,951       1985
NEWARK, NJ                     3,086,592       164,432       2,005,800       1,245,224      3,251,024       505,657       1985
OAKHURST, NJ                     225,608        46,405         100,608         171,405        272,013       164,715       1985
BELLEVILLE, NJ                   215,468        38,163         149,237         104,394        253,631       100,549       1986
PINE HILL, NJ                    190,568        39,918         115,568         114,918        230,486       108,705       1986
TUCKERTON, NJ                    224,387       132,864         131,018         226,233        357,251       217,824       1987
WEST DEPTFORD, NJ                245,450        50,295         151,053         144,692        295,745       138,304       1987
ATCO, NJ                         153,159        85,853         131,766         107,246        239,012       106,067       1987
SOMERVILLE, NJ                   252,717       254,230         200,500         306,447        506,947       145,013       1987
CINNAMINSON, NJ                  326,501        24,931         176,501         174,931        351,432       170,135       1987
RIDGEFIELD PARK, NJ              273,549             0         150,000         123,549        273,549        64,993       1997
BRICK, NJ                      1,507,684             0       1,000,000         507,684      1,507,684       168,804       2000
LAKE HOPATCONG, NJ             1,305,034             0         800,000         505,034      1,305,034       206,623       2000
BERGENFIELD, NJ                  381,590        36,271         300,000         117,861        417,861       107,108       1990
ORANGE, NJ                       281,200        24,573         183,100         122,673        305,773        53,027       1985
BLOOMFIELD, NJ                   695,000        21,021         452,600         263,421        716,021        97,708       1985
IRVINGTON, NJ                    271,200        79,011         176,600         173,611        350,211        99,551       1985
UNION, NJ                        441,900        36,198         287,800         190,298        478,098       190,298       1985
SCOTCH PLAINS, NJ                331,063        14,455         214,600         130,918        345,518        50,570       1985
NUTLEY, NJ                       433,800        48,677         282,500         199,977        482,477        91,874       1985
PLAINFIELD, NJ                   470,100        29,975         306,100         193,975        500,075        75,056       1985
MOUNTAINSIDE, NJ                 664,100        31,620         431,700         264,020        695,720        98,297       1985
WATCHUNG, NJ                     449,900        20,339         293,000         177,239        470,239        66,649       1985
GREEN VILLAGE, NJ                277,900        44,471         127,900         194,471        322,371       187,035       1985
IRVINGTON, NJ                    409,700        54,841         266,800         197,741        464,541        99,025       1985
JERSEY CITY, NJ                  438,000        51,856         285,200         204,656        489,856        92,689       1985
BLOOMFIELD, NJ                   441,900        32,951         287,800         187,051        474,851        79,618       1985
DOVER, NJ                        606,700        30,153         395,100         241,753        636,853        92,328       1985
PARLIN, NJ                       441,900        29,075         287,800         183,175        470,975        76,167       1985
UNION CITY, NJ                   799,500         3,440         520,600         282,340        802,940        91,759       1985
COLONIA, NJ                      253,100         3,395         164,800          91,695        256,495        31,358       1985
NORTH BERGEN, NJ                 629,527        81,006         409,527         301,006        710,533       141,241       1985
WAYNE, NJ                        490,200        21,766         319,200         192,766        511,966        73,439       1985
HASBROUCK HEIGHTS, NJ            639,648        19,648         416,000         243,296        659,296        86,244       1985
COLONIA, NJ                      952,200        74,451         620,100         406,551      1,026,651       169,698       1985
OLD BRIDGE, NJ                   319,521        24,445         204,621         139,345        343,966        59,233       1985
RIDGEWOOD, NJ                    703,100        36,959         457,900         282,159        740,059       107,176       1985
HAWTHORNE, NJ                    245,100        10,967         159,600          96,467        256,067        37,689       1985
WAYNE, NJ                        474,100        42,926         308,700         208,326        517,026        94,266       1985
WASHINGTON TOWNSHIP, NJ          912,000        21,261         593,900         339,361        933,261       118,721       1985
PARAMUS, NJ                      381,700        42,394         248,600         175,494        424,094        83,315       1985
JERSEY CITY, NJ                  401,700        43,808         261,600         183,908        445,508        86,959       1985
FORT LEE, NJ                   1,245,500        39,408         811,100         473,808      1,284,908       172,197       1985
MONMOUTH BEACH, NJ               133,500        33,987         100,125          67,362        167,487        38,694       1985
AUDUBON, NJ                      421,800        12,949         274,700         160,049        434,749        58,779       1985
TRENTON, NJ                      337,500        69,461         219,800         187,161        406,961       106,135       1985
STRATFORD, NJ                    215,597             0               0         215,597        215,597       160,417       1995
MAGNOLIA, NJ                     329,500        26,488         214,600         141,388        355,988        62,425       1985
BEVERLY, NJ                      470,100        24,003         306,100         188,003        494,103        71,991       1985
PISCATAWAY, NJ                   269,200        28,232         175,300         122,132        297,432        55,006       1985
WEST ORANGE, NJ                  799,500        34,733         520,600         313,633        834,233       122,388       1985
ROCKVILLE CENTRE, NY             350,325       315,779         201,400         464,704        666,104       288,978       1985
GLENDALE, NY                     368,625       159,763         235,500         292,888        528,388       135,422       1985
BELLAIRE, NY                     329,500        73,358         214,600         188,258        402,858        88,830       1985
BROOKLYN, NY                           0       178,082               0         178,082        178,082        95,880       1987
BAYSIDE, NY                      245,100       202,833         159,600         288,333        447,933       140,648       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

YONKERS, NY                      153,184        67,266          76,592         143,858        220,450        64,141       1987
DOBBS FERRY, NY                  670,575        33,706         434,300         269,981        704,281       104,070       1985
NORTH MERRICK, NY                510,350       141,506         332,200         319,656        651,856       144,525       1985
GREAT NECK, NY                   500,000        24,468         450,000          74,468        524,468        72,451       1985
GLEN HEAD, NY                    462,468        45,355         300,900         206,923        507,823        95,347       1985
GARDEN CITY, NY                  361,600        33,774         235,500         159,874        395,374        69,229       1985
HEWLETT, NY                      490,200        85,618         319,200         256,618        575,818        92,287       1985
EAST HILLS, NY                   241,613        21,070         241,613          21,070        262,683        19,129       1986
YONKERS, NY                      111,300        80,000          65,000         126,300        191,300        99,448       1988
LEVITTOWN, NY                    502,757        42,113         327,000         217,870        544,870        93,854       1985
LEVITTOWN, NY                    546,400       113,057         355,800         303,657        659,457       127,841       1985
ST. ALBANS, NY                   329,500        87,250         214,600         202,150        416,750       104,121       1985
RIDGEWOOD, NY                    278,372        38,578         277,606          39,344        316,950        17,798       1986
BROOKLYN, NY                     626,700       282,677         408,100         501,277        909,377       260,154       1985
BROOKLYN, NY                     476,816       272,765         306,100         443,481        749,581       220,438       1985
SYOSSET, NY                      139,686        37,407          65,982         111,111        177,093       103,049       1986
SEAFORD, NY                      325,400        83,257         211,900         196,757        408,657        72,739       1985
BAYSIDE, NY                      470,100       246,576         306,100         410,576        716,676       183,247       1985
BAY SHORE, NY                    188,900        26,286         123,000          92,186        215,186        43,670       1985
ELMONT, NY                       389,700        90,633         253,800         226,533        480,333        86,069       1985
WHITE PLAINS, NY                 258,600        60,120         164,800         153,920        318,720        76,487       1985
SCARSDALE, NY                    257,100       102,632         167,400         192,332        359,732       102,516       1985
EASTCHESTER, NY                  614,700        34,500         400,300         248,900        649,200        99,170       1985
NEW ROCHELLE, NY                 337,500        51,741         219,800         169,441        389,241        76,325       1985
BROOKLYN, NY                     421,800       270,436         274,700         417,536        692,236       208,706       1985
COMMACK, NY                      321,400        25,659         209,300         137,759        347,059        59,058       1985
SAG HARBOR, NY                   703,600        36,012         458,200         281,412        739,612       112,683       1985
EAST HAMPTON, NY                 663,100        39,313         431,800         270,613        702,413       103,663       1985
MASTIC, NY                       313,400       110,180         204,100         219,480        423,580       144,757       1985
BRONX, NY                        390,200       329,357         251,100         468,457        719,557       222,739       1985
YONKERS, NY                    1,020,400        61,875         664,500         417,775      1,082,275       164,192       1985
GLENVILLE, NY                    343,723        98,299         219,800         222,222        442,022       121,906       1985
YONKERS, NY                      202,826        42,877         144,000         101,703        245,703        68,804       1986
MINEOLA, NY                      341,500        34,411         222,400         153,511        375,911        69,415       1985
NEW YORK, NY                           0       164,351               0         164,351        164,351        94,579       1989
ALBANY, NY                       404,888       104,378         261,600         247,666        509,266       144,993       1985
LONG ISLAND CITY, NY           1,646,307       259,443       1,071,500         834,250      1,905,750       425,533       1985
ALBANY, NY                       142,312        36,831          91,600          87,543        179,143        52,277       1985
RENSSELAER, NY                 1,653,500       514,444       1,076,800       1,091,144      2,167,944       697,058       1985
RENSSELAER, NY                   683,781             0         286,504         397,277        683,781        23,172       2004
PORT JEFFERSON, NY               400,725        63,743         259,000         205,468        464,468       104,918       1985
ROTTERDAM, NY                    140,600       100,399          91,600         149,399        240,999       101,758       1985
OSSINING, NY                     231,100        44,049         149,200         125,949        275,149        62,732       1985
ELLENVILLE, NY                   233,000        53,690         151,700         134,990        286,690        71,902       1985
CHATHAM, NY                      349,133       131,805         225,000         255,938        480,938       153,181       1985
HYDE PARK, NY                    253,100        12,015         164,800         100,315        265,115        39,044       1985
SHRUB OAK, NY                  1,060,700        81,807         690,700         451,807      1,142,507       185,178       1985
NEW YORK, NY                           0       229,435               0         229,435        229,435       151,073       1985
BROOKLYN, NY                     237,100       125,067         154,400         207,767        362,167        93,564       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

STATEN ISLAND, NY                301,300       288,603         196,200         393,703        589,903       200,218       1985
STATEN ISLAND, NY                357,904        39,588         230,300         167,192        397,492        78,296       1985
STATEN ISLAND, NY                349,500       176,590         227,600         298,490        526,090       146,220       1985
BRONX, NY                         93,817       120,396          67,200         147,013        214,213       105,288       1985
BRONX, NY                        104,130       360,410          90,000         374,540        464,540       245,732       1985
OZONE PARK, NY                         0       193,968               0         193,968        193,968        97,801       1986
MT. VERNON, NY                   117,440        37,529          72,440          82,529        154,969        76,504       1985
PELHAM MANOR, NY                 136,791        78,987          75,000         140,778        215,778       125,002       1985
FREEPORT, NY                     119,745        30,930          65,000          85,675        150,675        76,664       1986
EAST MEADOW, NY                  425,000        86,005         325,000         186,005        511,005       118,665       1986
STATEN ISLAND, NY                389,700        88,922         253,800         224,822        478,622       122,345       1985
MERRICK, NY                      477,498        77,925         240,764         314,659        555,423       100,854       1987
WANTAGH, NY                            0       180,017               0         180,017        180,017       140,022       1988
MASSAPEQUA, NY                   333,400        53,696         217,100         169,996        387,096        86,947       1985
TROY, NY                         225,000        60,569         146,500         139,069        285,569        69,746       1985
BALDWIN, NY                      290,923         5,007         151,280         144,650        295,930        33,977       1986
NEW YORK, NY                           0       605,891               0         605,891        605,891       323,686       1986
MIDDLETOWN, NY                   751,200       166,411         489,200         428,411        917,611       165,627       1985
OCEANSIDE, NY                    313,400        88,863         204,100         198,163        402,263        73,417       1985
WANTAGH, NY                      261,814        85,758         175,000         172,572        347,572        98,306       1985
NORTHPORT, NY                    241,100        33,036         157,000         117,136        274,136        58,164       1985
BALLSTON, NY                     160,000       134,021         110,000         184,021        294,021       178,907       1986
BALLSTON SPA, NY                 210,000       105,073         100,000         215,073        315,073       207,064       1986
COLONIE, NY                      245,150        28,322         120,150         153,322        273,472       147,318       1986
DELMAR, NY                       150,000        42,478          70,000         122,478        192,478       115,555       1986
ELLENVILLE, NY                   170,000        72,869          70,000         172,869        242,869       148,902       1986
FORT EDWARD, NY                  225,000        65,739         150,000         140,739        290,739       133,705       1986
FT. PLAIN, NY                    122,008        43,370          72,008          93,370        165,378        75,598       1986
QUEENSBURY, NY                   225,000       105,592         165,000         165,592        330,592       157,210       1986
GLOVERSVILLE, NY                 200,000        52,696         100,000         152,696        252,696       146,348       1986
HALFMOON, NY                     415,000       205,598         228,100         392,498        620,598       367,107       1986
HANCOCK, NY                      100,000       109,470          50,000         159,470        209,470       148,962       1986
HYDE PARK, NY                    300,000        59,198         175,000         184,198        359,198       167,600       1986
LATHAM, NY                       275,000        68,160         150,000         193,160        343,160       175,884       1986
MALTA, NY                        190,000        91,726          65,000         216,726        281,726       203,754       1986
MELROSE, NY                      105,000        69,624          55,000         119,624        174,624       105,382       1986
MILLERTON, NY                    175,000       123,063         100,000         198,063        298,063       170,574       1986
NEW WINDSOR, NY                  150,000        94,791          75,000         169,791        244,791       141,143       1986
NISKAYUNA, NY                    425,000        35,421         275,000         185,421        460,421       176,295       1986
PLEASANT VALLEY, NY              398,497       115,129         240,000         273,626        513,626       183,040       1986
POUGHKEEPSIE, NY                 250,000        82,485         150,000         182,485        332,485       156,970       1986
POUGHKEEPSIE, NY                 175,000             0         175,000               0        175,000             0       1986
QUEENSBURY, NY                   230,000        65,245         155,000         140,245        295,245       122,933       1986
ROTTERDAM, NY                    132,287       166,077               0         298,364        298,364       208,174       1995
SCHENECTADY, NY                  225,000       298,103         150,000         373,103        523,103       358,251       1986
S. GLENS FALLS, NY               325,000        58,892         225,000         158,892        383,892       142,961       1986
TROY, NY                         175,000        65,690          75,000         165,690        240,690       145,834       1986
HUDSON FALLS, NY                 190,000        55,750          65,000         180,750        245,750       164,861       1986
ALBANY, NY                       206,620        87,949          81,620         212,949        294,569       201,215       1986
NEWBURGH, NY                     430,766        25,850         150,000         306,616        456,616       292,616       1989


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

JERICHO, NY                            0       332,687               0         332,687        332,687       156,514       1998
CATSKILL, NY                     321,446             0         125,000         196,446        321,446        17,156       2004
CATSKILL, NY                     305,285        99,076         203,523         200,838        404,361       107,310       1989
GREENVILLE, NY                    77,153       105,325          77,152         105,326        182,478        95,687       1989
QUARRYVILLE, NY                   35,917       168,199          35,916         168,200        204,116       156,104       1988
MENANDS, NY                      150,580        60,563          49,999         161,144        211,143       140,358       1988
HOOSICK FALLS, NY                      0       151,535               0         151,535        151,535       139,444       1988
BREWSTER, NY                     302,564        44,393         142,564         204,393        346,957       196,376       1988
VALATIE, NY                      165,590       394,981          90,829         469,742        560,571       365,635       1989
CAIRO, NY                        191,928       142,895          46,650         288,173        334,823       271,021       1988
RED HOOK, NY                           0       226,787               0         226,787        226,787       215,624       1991
WEST TAGHKANIC, NY               202,750       117,540         121,650         198,640        320,290       123,417       1986
RAVENA, NY                             0       199,900               0         199,900        199,900       188,042       1991
SAYVILLE, NY                     528,225             0         300,000         228,225        528,225        67,707       1998
WANTAGH, NY                      640,680             0         370,200         270,480        640,680        80,240       1998
CENTRAL ISLIP, NY                572,244             0         357,500         214,744        572,244        63,597       1998
FLUSHING, NY                     516,110             0         320,125         195,985        516,110        57,972       1998
NORTH LINDENHURST, NY            341,530             0         192,000         149,530        341,530        44,275       1998
WYANDANCH, NY                    453,131             0         279,500         173,631        453,131        51,362       1998
NEW ROCHELLE, NY                 415,180             0         251,875         163,305        415,180        48,116       1998
FLORAL PARK, NY                  616,700             0         356,400         260,300        616,700        77,092       1998
RIVERHEAD, NY                    723,346             0         431,700         291,646        723,346        86,376       1998
AMHERST, NY                      223,009             0         173,451          49,558        223,009        20,347       2000
BUFFALO, NY                      312,426             0         150,888         161,538        312,426        50,005       2000
KENMORE, NY                      160,000             0         110,000          50,000        160,000        12,833       2000
GRAND ISLAND, NY                 350,849             0         247,348         103,501        350,849        37,993       2000
HAMBURG, NY                      298,805             0         168,680         130,125        298,805        33,398       2000
LACKAWANNA, NY                   250,030             0         129,870         120,160        250,030        38,533       2000
LEWISTON, NY                     205,000             0         125,000          80,000        205,000        20,533       2000
TONAWANDA, NY                    189,296             0         147,122          42,174        189,296        10,825       2000
TONAWANDA, NY                    304,762        11,493         211,337         104,918        316,255        26,930       2000
WEST SENECA, NY                  257,142             0         184,385          72,757        257,142        18,678       2000
WILLIAMSVILLE, NY                211,972             0         176,643          35,329        211,972         9,067       2000
PHILADELPHIA, PA                 687,000        25,017         447,400         264,617        712,017        97,167       1985
PHILADELPHIA, PA                 237,100       205,495         154,400         288,195        442,595       138,201       1985
ALLENTOWN, PA                    357,500        76,385         232,800         201,085        433,885        84,821       1985
NORRISTOWN, PA                   241,300        78,419         157,100         162,619        319,719        68,593       1985
BRYN MAWR, PA                    221,000        59,832         143,900         136,932        280,832        76,375       1985
CONSHOHOCKEN, PA                 261,100        77,885         170,000         168,985        338,985        91,656       1985
PHILADELPHIA, PA                 281,200        34,285         183,100         132,385        315,485        61,786       1985
HUNTINGDON VALLEY, PA            421,800        36,439         274,700         183,539        458,239        79,399       1985
FEASTERVILLE, PA                 510,200       160,144         332,200         338,144        670,344       180,912       1985
PHILADELPHIA, PA                 285,200        65,498         185,700         164,998        350,698        84,616       1985
PHILADELPHIA, PA                 289,300        50,010         188,400         150,910        339,310        77,644       1985
PHILADELPHIA, PA                 405,800       221,269         264,300         362,769        627,069       205,867       1985
PHILADELPHIA, PA                 417,800       210,406         272,100         356,106        628,206       156,587       1985
PHILADELPHIA, PA                 369,600       276,720         240,700         405,620        646,320       217,064       1985
HATBORO, PA                      285,200        61,979         185,700         161,479        347,179        89,112       1985
HAVERTOWN, PA                    402,000        22,660         253,800         170,860        424,660        77,376       1985


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

MEDIA, PA                        326,195        24,082         191,000         159,277        350,277        88,174       1985
PHILADELPHIA, PA                 389,700        28,006         253,800         163,906        417,706        69,601       1985
MILMONT PARK, PA                 343,093        32,840         222,400         153,533        375,933        70,334       1985
PHILADELPHIA, PA                 341,500       224,647         222,400         343,747        566,147       167,163       1985
ALDAN, PA                        281,200        45,539         183,100         143,639        326,739        68,779       1985
BRISTOL, PA                      430,500        82,981         280,000         233,481        513,481       121,806       1985
TREVOSE, PA                      215,214        16,382         150,000          81,596        231,596        58,632       1987
HAVERTOWN, PA                    265,200        24,500         172,700         117,000        289,700        48,984       1985
ABINGTON, PA                     309,300        43,696         201,400         151,596        352,996        71,704       1985
HATBORO, PA                      289,300        61,371         188,400         162,271        350,671        85,279       1985
CLIFTON HGTS., PA                428,201        63,403         256,400         235,204        491,604       136,278       1985
ALDAN, PA                        433,800        21,152         282,500         172,452        454,952        66,190       1985
SHARON HILL, PA                  411,057        39,574         266,800         183,831        450,631        84,157       1985
MEDIA, PA                        474,100         5,055         308,700         170,455        479,155        57,433       1985
ROSLYN, PA                       349,500       173,661         227,600         295,561        523,161       191,527       1985
CLIFTON HGTS, PA                 213,000        46,824         138,700         121,124        259,824        63,331       1985
PHILADELPHIA, PA                 369,600       273,642         240,700         402,542        643,242       245,383       1985
MORRISVILLE, PA                  377,600        33,522         245,900         165,222        411,122        72,983       1985
PHILADELPHIA, PA                 302,999       220,313         181,497         341,815        523,312       251,355       1985
FAIRLESS HILLS, PA               215,600        16,975         140,400          92,175        232,575        40,789       1985
PHOENIXVILLE, PA                 413,800        17,561         269,500         161,861        431,361        62,091       1985
LANGHORNE, PA                    122,202        69,328          50,000         141,530        191,530        87,326       1987
POTTSTOWN, PA                    430,000        48,854         280,000         198,854        478,854        93,548       1985
BOYERTOWN, PA                    233,000         5,373         151,700          86,673        238,373        31,119       1985
QUAKERTOWN, PA                   379,111        89,812         243,300         225,623        468,923       118,536       1985
SOUDERTON, PA                    381,700       172,170         248,600         305,270        553,870       153,991       1985
LANSDALE, PA                     243,844       200,458         243,844         200,458        444,302        97,882       1985
CHALFONT, PA                     296,500        12,019         193,100         115,419        308,519        44,763       1985
FURLONG, PA                      175,300       151,150         175,300         151,150        326,450        84,347       1985
DOYLESTOWN, PA                   405,800        32,659         264,300         174,159        438,459        74,814       1985
PENNDEL, PA                      137,429        31,015          90,000          78,444        168,444        59,891       1988
WEST CHESTER, PA                 421,800        21,935         274,700         169,035        443,735        67,505       1985
NORRISTOWN, PA                   175,300       120,786         175,300         120,786        296,086        54,052       1985
TRAPPE, PA                       377,600        44,509         245,900         176,209        422,109        84,710       1985
GETTYSBURG, PA                   157,602        28,530          67,602         118,530        186,132       116,882       1986
PARADISE, PA                     132,295       151,188         102,295         181,188        283,483       113,205       1986
LINWOOD, PA                      171,518        22,371         102,968          90,921        193,889        86,993       1987
READING, PA                      750,000        49,125               0         799,125        799,125       781,444       1989
ELKINS PARK, PA                  275,171        17,524         200,000          92,695        292,695        86,477       1990
NEW OXFORD, PA                 1,044,707        13,500          18,687       1,039,520      1,058,207       597,416       1996
HANOVER, PA                      108,435       417,763         108,435         417,763        526,198       408,133       1958
GLEN ROCK, PA                     20,442       166,633          20,442         166,633        187,075       133,318       1961
BOILING SPRINGS, PA               14,792       167,641          14,792         167,641        182,433       137,025       1961
NORTH KINGSTOWN, RI              211,835        25,971          89,135         148,671        237,806       144,156       1985
MIDDLETOWN, RI                   306,710        16,364         176,710         146,364        323,074       144,494       1987
WARWICK, RI                      376,563        39,933         205,889         210,607        416,496       205,498       1989
PROVIDENCE, RI                   231,372       191,647         150,392         272,627        423,019        96,642       1991
EAST PROVIDENCE, RI            2,297,435       568,241       1,495,700       1,369,976      2,865,676       440,801       1985
ASHAWAY, RI                      618,609             0         402,096         216,513        618,609        10,105       2004


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

EAST PROVIDENCE, RI              309,950        49,546         202,050         157,446        359,496        76,803       1985
PAWTUCKET, RI                    212,775       161,188         118,860         255,103        373,963       183,626       1986
WARWICK, RI                      434,752        24,730         266,800         192,682        459,482        94,137       1985
CRANSTON, RI                     466,100        12,576         303,500         175,176        478,676        62,970       1985
PAWTUCKET, RI                    237,100         2,990         154,400          85,690        240,090        29,179       1985
BARRINGTON, RI                   490,200       213,866         319,200         384,866        704,066       213,287       1985
WARWICK, RI                      253,100        34,400         164,800         122,700        287,500        56,237       1985
N. PROVIDENCE, RI                542,400        61,717         353,200         250,917        604,117       119,183       1985
EAST PROVIDENCE, RI              486,675        13,947         316,600         184,022        500,622        66,070       1985
WAKEFIELD, RI                    413,800        39,616         269,500         183,916        453,416        72,313       1985
READING, PA                       34,620       121,446          10,433         145,633        156,066       105,183       1990
EPHRATA, PA                      183,477        96,937         136,809         143,605        280,414       104,468       1990
DAUPHIN, PA                      156,076         6,025         134,167          27,934        162,101        24,328       1990
DOUGLASSVILLE, PA                178,488        23,321         154,738          47,071        201,809        41,732       1990
YORK, PA                         170,304           390         134,946          35,748        170,694        35,726       1990
GETTYSBURG, PA                   170,642         7,230         134,111          43,761        177,872        40,437       1990
POTTSVILLE, PA                   162,402        82,769          43,471         201,700        245,171       174,218       1990
POTTSVILLE, PA                   451,360        19,361         147,740         322,981        470,721       312,453       1990
LANCASTER, PA                    208,677        24,347          78,254         154,770        233,024       154,770       1989
BETHLEHEM, PA                    208,677        42,927         130,423         121,181        251,604       114,612       1989
EASTON, PA                       113,086       199,385               0         312,471        312,471       239,524       1989
BETHLEHEM, PA                    115,636        97,776               0         213,412        213,412       180,426       1989
LANCASTER, PA                    642,000        17,993         300,000         359,993        659,993       359,993       1989
HAMBURG, PA                      219,280        75,745         130,423         164,602        295,025       144,518       1989
READING, PA                      182,592        82,812         104,338         161,066        265,404       132,696       1989
MOUNTVILLE, PA                   195,635        19,506          78,254         136,887        215,141       136,887       1989
EBENEZER, PA                     147,058        88,474          68,804         166,728        235,532       128,178       1989
BETHLEHEM, PA                    130,423        88,995          52,169         167,249        219,418       128,882       1989
INTERCOURSE, PA                  311,503        81,287         157,801         234,989        392,790        73,909       1989
REINHOLDS, PA                    176,520        83,686          82,017         178,189        260,206       128,856       1989
COLUMBIA, PA                     225,906        13,206          75,000         164,112        239,112       113,111       1989
OXFORD, PA                       191,449       118,321          65,212         244,558        309,770       196,043       1989
POTTSTOWN, PA                    166,236        16,010          71,631         110,615        182,246        78,403       1989
EPHRATA, PA                      208,604        52,826          30,000         231,430        261,430       134,848       1989
ROBESONIA, PA                    225,913       102,802          70,000         258,715        328,715       183,020       1989
LANCASTER, PA                    152,564        25,866          75,000         103,430        178,430        38,989       1998
KENHORST, PA                     143,466        94,592          65,212         172,846        238,058       136,828       1989
NEFFSVILLE, PA                   234,761        45,637          91,296         189,102        280,398       181,522       1989
LEOLA, PA                        262,890       102,007         131,189         233,708        364,897        75,057       1989
EPHRATA, PA                      187,843         9,400          65,212         132,031        197,243       130,710       1989
SHREWSBURY, PA                   132,993       126,898          52,832         207,059        259,891       154,674       1989
RED LION, PA                     221,719        29,788          52,169         199,338        251,507       196,090       1989
READING, PA                      129,284       137,863          65,352         201,795        267,147       135,356       1989
ROTHSVILLE, PA                   169,550        25,188          52,169         142,569        194,738       142,569       1989
HANOVER, PA                      231,028        13,252          70,000         174,280        244,280       127,946       1989
LANCASTER, PA                    156,507        19,215          52,169         123,553        175,722       123,553       1989
HARRISBURG, PA                   399,016       347,590         198,740         547,866        746,606       295,643       1989
ADAMSTOWN, PA                    213,424       108,844         100,000         222,268        322,268       133,059       1989
LANCASTER, PA                    308,964        83,443         104,338         288,069        392,407       256,900       1989


                              Initial Cost       Cost               Gross Amount at Which Carried                       Date of
                             of Leasehold    Capitalized                 at Close of Period                             Initial
                            or Acquisition   Subsequent       ---------------------------------------                  Leasehold or
                             Investment to    to Initial                    Building and                 Accumulated   Acquisition
Description                   Company (1)     Investment        Land        Improvements       Total     Depreciation Investment (1)
-----------                   -----------     ----------      --------      ------------     --------    ------------ --------------

NEW HOLLAND, PA                  313,015       106,839         143,465         276,389        419,854       233,985       1989
CHRISTIANA, PA                   182,593        11,178          65,212         128,559        193,771       128,559       1989
WYOMISSING HILLS, PA             319,320       113,176          76,074         356,422        432,496       313,321       1989
LAURELDALE, PA                   262,079        15,550          86,941         190,688        277,629       185,262       1989
REIFFTON, PA                     338,250         5,295          43,470         300,075        343,545       300,075       1989
W.READING, PA                    790,432        68,726         387,641         471,517        859,158       447,093       1989
ARENDTSVILLE, PA                 173,759       101,020          32,603         242,176        274,779       205,244       1989
MOHNTON, PA                      317,228        56,374          66,425         307,177        373,602       282,875       1989
MCCONNELLSBURG, PA               155,367       145,616          69,915         231,068        300,983       100,235       1989
BLACKSBURG, VA                    23,644       206,308               0         229,952        229,952       126,074       1990
RICH CREEK, VA                    37,509       217,310               0         254,819        254,819       141,511       1990
ROANOKE, VA                       91,281       206,221               0         297,502        297,502       192,216       1990
STANLEYTOWN, VA                   29,750       130,167               0         159,917        159,917       100,082       1990
ROANOKE, VA                       30,000       142,340               0         172,340        172,340       116,427       1990
RICHMOND, VA                     120,818       167,895               0         288,713        288,713       209,500       1990
DALEVILLE, VA                     36,123       122,998               0         159,121        159,121       103,113       1990
CHESAPEAKE, VA                 1,184,759        25,382         604,983         605,158      1,210,141        62,101       1990
PORTSMOUTH, VA                   562,255        17,106         221,610         357,751        579,361       338,544       1990
NORFOLK, VA                      534,910         6,050         310,630         230,330        540,960       222,443       1990
CHESAPEAKE, VA                   883,685        26,247         325,508         584,424        909,932       554,649       1990
ASHLAND, VA                      839,997             0         839,997               0        839,997             0       2005
FARMVILLE, VA                  1,226,505             0         621,505         605,000      1,226,505        18,150       2005
FREDERICKSBURG, VA             1,279,280             0         469,280         810,000      1,279,280        24,300       2005
FREDERICKSBURG, VA             1,715,914             0         995,914         720,000      1,715,914        21,600       2005
FREDERICKSBURG, VA             1,273,098             0         798,444         474,654      1,273,098        25,909       2005
FREDERICKSBURG, VA             3,623,228             0       2,828,228         795,000      3,623,228        23,850       2005
GLEN ALLEN, VA                 1,036,585             0         411,585         625,000      1,036,585        18,750       2005
GLEN ALLEN, VA                 1,077,402             0         322,402         755,000      1,077,402        22,650       2005
KING GEORGE, VA                  293,638             0         293,638               0        293,638             0       2005
KING WILLIAM, VA               1,687,540             0       1,067,540         620,000      1,687,540        18,600       2005
MECHANICSVILLE, VA             1,124,769             0         504,769         620,000      1,124,769        18,600       2005
MECHANICSVILLE, VA               902,892             0         272,892         630,000        902,892        18,900       2005
MECHANICSVILLE, VA             1,476,043             0         876,043         600,000      1,476,043        18,000       2005
MECHANICSVILLE, VA               957,418             0         324,158         633,260        957,418        35,631       2005
MECHANICSVILLE, VA               193,088             0         193,088               0        193,088             0       2005
MECHANICSVILLE, VA             1,677,065             0       1,157,065         520,000      1,677,065        15,600       2005
MECHANICSVILLE, VA             1,042,870             0         222,870         820,000      1,042,870        24,600       2005
MONTPELIER, VA                 2,480,686             0       1,725,686         755,000      2,480,686        22,650       2005
PETERSBURG, VA                 1,441,374             0         816,374         625,000      1,441,374        18,750       2005
RICHMOND, VA                   1,131,878             0         546,878         585,000      1,131,878        17,550       2005
RUTHER GLEN, VA                  466,341             0          31,341         435,000        466,341        13,050       2005
SANDSTON, VA                     721,651             0         101,651         620,000        721,651        18,600       2005
SPOTSYLVANIA, VA               1,290,239             0         490,239         800,000      1,290,239        24,000       2005
CHESAPEAKE, VA                 1,026,115         7,149         407,026         626,238      1,033,264       601,523       1990
BENNINGTON, VT                   309,300       154,480         201,400         262,380        463,780       109,593       1985
JACKSONVILLE, FL                 559,514             0         296,434         263,080        559,514        67,522       2000
JACKSONVILLE, FL                 485,514             0         388,434          97,080        485,514        24,915       2000
JACKSONVILLE, FL                 196,764             0         114,434          82,330        196,764        21,130       2000
JACKSONVILLE, FL                 201,477             0         117,907          83,570        201,477        21,450       2000
JACKSONVILLE, FL                 545,314             0         256,434         288,880        545,314        74,144       2000
ORLANDO, FL                      867,515             0         401,435         466,080        867,515       119,625       2000
Miscellaneous investments      6,237,598    12,263,515       3,225,803      15,275,310     18,501,113    13,470,827
                            ------------   -----------    ------------    ------------   ------------  ------------
                            $288,782,884   $81,712,116    $171,838,996    $198,656,004   $370,495,000  $109,800,000
                            ============   ===========    ============    ============   ============  ============


(1) Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which the company purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2) The aggregate cost for federal income tax purposes was approximately $275,208,000 at December 31, 2005.

EXHIBIT INDEX

                               GETTY REALTY CORP.
                           Annual Report on Form 10-K
                      for the year ended December 31, 2005

EXHIBIT
  NO.                           DESCRIPTION
--------   ------------------------------------------------------------
  2.1      Agreement and Plan of Reorganization and                             Filed as Exhibit 2.1 to Company's
           Merger, dated as of December 16, 1997                                Registration Statement on Form S-4,
           (the "Merger Agreement") by and among                                filed on January 12, 1998 (File No.
           Getty Realty Corp., Power Test Investors                             333-44065), included as Appendix A To
           Limited Partnership and CLS General                                  the Joint Proxy Statement/Prospectus
           Partnership Corp.                                                    that is a part thereof, and incorporated
                                                                                herein by reference.
  3.1      Articles of Incorporation of Getty                                   Filed as Exhibit 3.1 to Company's
           Realty Holding Corp. ("Holdings"), now                               Registration Statement on Form S-4,
           known as Getty Realty Corp., filed                                   filed on January 12, 1998 (File No.
           December 23, 1997.                                                   333-44065), included as Appendix D. to the Joint
                                                                                Proxy/Prospectus that is a part thereof, and
                                                                                incorporated herein by reference.
  3.2      Articles Supplementary to Articles of                                Filed as Exhibit 3.2 to Company's Annual
           Incorporation of Holdings, filed January                             Report on Form 10-K for the fiscal year
           21, 1998.                                                            ended January 31, 1998 (File No. 001-13777)
                                                                                and incorporated herein by reference.
  3.3      By-Laws of Getty Realty Corp.                                        Filed as Exhibit 3.3 to Company's Annual Report On
                                                                                Form 10-K for the year ended December 31, 2002
                                                                                (File No. 001-13777) and incorporated herein by
                                                                                reference.
  3.4      Articles of Amendment of Holdings,                                   Filed as Exhibit 3.4 to Company's Annual
           changing its name to Getty Realty Corp.,                             Report on Form 10-K for the fiscal year
           filed January 30, 1998.                                              ended January 31, 1998 (File No. 001-13777) and
                                                                                incorporated herein by reference.
  3.5      Amendment to Articles of Incorporation of                            Filed as Exhibit 99.2 to Company's
           Holdings, filed August 1, 2001.                                      Current Report on Form 8-K dated August
                                                                                1, 2001(File No. 001-13777) and
                                                                                incorporated herein by reference.
  4.1      Dividend Reinvestment/Stock Purchase Plan.                           Filed under the heading "Description of Plan"
                                                                                on pages 4 through 17 to Company's Registration
                                                                                Statement on Form S-3D, filed on April 22, 2004
                                                                                (File No.333-114730) and incorporated herein by
                                                                                reference.
 10.1*     Retirement and Profit Sharing Plan                                   Filed as Exhibit 10.2(b) to Company's
           (amended and restated as of September                                Annual Report on Form 10-K for the fiscal
           19, 1996), adopted by the Company on                                 year ended January 31, 1997. (File No.
           December 16, 1997.                                                   1-8059) and incorporated herein by reference.

EXHIBIT
  NO.                           DESCRIPTION
--------   ------------------------------------------------------------
10.1(a)*   Retirement and Profit Sharing (amended                               Filed as Exhibit 10.1(a) to Company's
           and restated as of January 1, 2002),                                 Annual Report on Form 10-K for the year
           adopted by the Company on September 3,                               ended December 31, 2002 (File No.
           2002.                                                                001-13777) and incorporated herein by
                                                                                reference.
 10.2*     1998 Stock Option Plan, effective as of                              Filed as Exhibit 10.1 to Company's
           January 30, 1998.                                                    Registration Statement on Form S-4,
                                                                                filed on January 12, 1998 (File No.
                                                                                333-44065), included as Appendix H to
                                                                                the Joint Proxy Statement/Prospectus
                                                                                that is a part thereof, and incorporated
                                                                                herein by reference.
 10.3      Asset Purchase Agreement among Power                                 Filed as Exhibit 2(a) to the Current
           Test Corp. (now known as Getty                                       Report on Form 8-K of Power Test Corp.,
           Properties Corp.), Texaco Inc., Getty                                filed February 19, 1985 (File No.
           Oil Company and Getty Refining and                                   1-8059) and incorporated herein by
           Marketing Company, dated as of December                              reference.
           21, 1984.
 10.4      Trademark License Agreement among Power                              Filed as Exhibit 2(b) to the Current
           Test Corp., Texaco Inc., Getty Oil                                   Report on Form 8-K of Power Test Corp.,
           Company and Getty Refining and Marketing                             filed February 19, 1985 (File No.
           Company, dated as of February 1, 1985.                               1-8059) and incorporated herein by
                                                                                reference.
 10.5*     Form of Indemnification Agreement                                    Filed as Exhibit 10.15 to Company's
           between the Company and its directors.                               Annual Report on Form 10-K for the fiscal
                                                                                year ended January 31, 1998 (File No.
                                                                                001-13777) and incorporated herein by
                                                                                reference.
 10.6*     Supplemental Retirement Plan for                                     Filed as Exhibit 10.22 to the Annual
           Executives of the Company (then known as                             Report on Form 10-K for the fiscal year
           Getty Petroleum Corp.) and Participating                             ended January 31, 1990 (File No. 1-8059)
           Subsidiaries (adopted by the Company on                              of Getty Petroleum Corp. and
           December 16, 1997).                                                  incorporated herein by reference.
 10.7*     Form of Agreement dated December 9, 1994                             Filed as Exhibit 10.23 to the Annual
           between Getty Petroleum Corp. and its                                Report on Form 10-K for the fiscal year
           non-director officers and certain key                                ended January 31, 1995 (File No. 1-8059)
           employees regarding compensation upon                                of Getty Petroleum Corp. and
           change in control.                                                   incorporated herein by reference.
 10.8*     Form of Agreement dated as of March 7,                               Filed as Exhibit 10.27 to the Annual
           1996 amending Agreement dated as of                                  Report on Form 10-K for the fiscal year
           December 9, 1994 between Getty Petroleum                             ended January 31, 1996 (File No. 1-8059)
           Corp. (now known as Getty Properties                                 of Getty Petroleum Corp. and
           Corp.) and its non-director officers and                             incorporated herein by reference.
           certain key employees regarding
           compensation upon change in control (See
           Exhibit 10.11).
 10.9*     Form of letter from Getty Petroleum                                  Filed as Exhibit 10.19 to Company's
           Corp. dated April 8, 1997, confirming                                Annual Report on Form 10-K for the fiscal
           that a change of control event had                                   year ended January 31, 1998 (File No.
           occurred pursuant to the change of                                   001-13777) and incorporated herein by
           control agreements. (See Exhibits 10.7                               reference.
           and 10.8).

EXHIBIT
  NO.                           DESCRIPTION
--------   ------------------------------------------------------------
 10.10*    Form of Agreement dated March 9, 1998,                               Filed as Exhibit 10.20 to Company's
           from the Company to certain officers and                             Annual Report on Form 10-K for the fiscal
           key employees, adopting the prior change                             year ended January 31, 1998 (File No.
           of control agreements, as amended, and                               001-13777) and incorporated and
           further amending those agreements. (See                              incorporated herein by reference.
           Exhibits 10.7, 10.8 and 10.9).
 10.11     Form of Reorganization and Distribution                              Filed as Exhibit 10.29 to the Annual
           Agreement between Getty Petroleum Corp.                              Report on Form 10-K for the fiscal year
           (now known as Getty Properties Corp.)                                ended January 31, 1997 (File No. 1-8059)
           and Getty Petroleum Marketing Inc. dated                             of Getty Petroleum Corp. and
           as of February 1, 1997.                                              incorporated herein by reference
 10.12     Form of Tax Sharing Agreement between                                Filed as Exhibit 10.32 to the Annual
           Getty Petroleum Corp (now known as                                   Report on Form 10-K for the fiscal year
           Getty. Properties Corp.) and Getty                                   ended January 31, 1997 (File No. 1-8059)
           Petroleum Marketing Inc.                                             of Getty Petroleum Corp. and
                                                                                incorporated herein by reference.
 10.13*    Form of Stock Option Reformation                                     Filed as Exhibit 10.33 to the Annual
           Agreement made and entered into as of                                Report on Form 10-K for the fiscal year
           March 21, 1997 by and between Getty                                  ended January 31, 1997 (File No. 1-8059)
           Petroleum Corp. (now known as Getty                                  of Getty Petroleum Corp. and
           Properties Corp.) and Getty Petroleum                                incorporated herein by reference.
           Marketing Inc.
 10.14     Consolidated, Amended and Restated                                   Filed as Exhibit 10.21(a) to Company's
           Master Lease Agreement dated November 2,                             Quarterly Report on Form 10-Q dated
           2000 between Getty Properties Corp. and                              December 15, 2000 (File No. 001-13777)
           Getty Petroleum Marketing Inc.                                       and incorporated herein by reference.
 10.15     Environmental Indemnity Agreement dated                              Filed as Exhibit 10.30 to Company's
           November 2, 2000 between Getty                                       Quarterly Report on Form 10-Q dated
           Properties Corp. and Getty Petroleum                                 December 15, 2000 (File No. 001-13777)
           Marketing Inc.                                                       and incorporated herein by reference.
 10.17     Amended and Restated Trademark License                               Filed as Exhibit 10.23(a) to Company's
           Agreement, dated November 2, 2000,                                   Quarterly Report on Form 10-Q dated
           between Getty Properties Corp. and Getty                             December 15, 2000 (File No. 001-13777)
           Petroleum Marketing Inc.                                             and incorporated herein by reference.
 10.18     Trademark License Agreement, dated                                   Filed as Exhibit 10.23(b) to Company's
           November 2, 2000, between Getty (TM)                                 Quarterly Report on Form 10-Q dated
           Corp. and Getty Petroleum Marketing Inc.                             December 15, 2000 (File No. 001-13777)
                                                                                and incorporated herein by reference.
 10.19*    2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.         Filed as Appendix B to the Definitive
                                                                                Proxy Statement of Getty Realty Corp.,
                                                                                filed April 9, 2004 (File No.
                                                                                001-13777) and incorporated herein by
                                                                                Reference.

EXHIBIT
  NO.                           DESCRIPTION
--------   ------------------------------------------------------------
10.19.1*   Form of restricted stock unit grant award under the 2004 Getty       Filed as Exhibit 10.20.1 to the Company's Annual
           Realty Corp. Omnibus Incentive Compensation Plan.                    Report on Form 10-K for the year ended December 31,
                                                                                2004 (File No. 001-13777) and incorporated herein
                                                                                by reference
  13       Annual Report to Shareholders for the                                (b)
           fiscal year ended December 31, 2005.
  14       The Getty Realty Corp. Business Conduct                              Filed as Exhibit 14 to Company's
           Guidelines (Code of Ethics).                                         Annual Report on Form 10-K for the year
                                                                                ended December 31, 2003 (File No.
                                                                                001-13777) and incorporated herein by
                                                                                reference.
  21       Subsidiaries of the Company.                                         (a)
  23       Consent of Independent Registered Public Accounting Firm.            (a)
31(i).1    Rule 13a-14(a) Certification of Chief Financial Officer.             (a)
31(i).2    Rule 13a-14(a) Certification of Chief Executive Officer.             (a)
 32.1      Section 1350 Certification of Chief Executive Officer.               (c)
 32.2      Section 1350 Certification of Chief Financial Officer.               (c)

----------------------------
(a)   Filed herewith.

(b) With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 2005 is not deemed to be filed as part of this Annual Report on Form 10-K or incorporated therein.

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

                                   Getty Realty Corp.
                                   (Registrant)
                                   By: /s/ Thomas J. Stirnweis
                                       --------------------------
                                   Thomas J. Stirnweis,
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   March 9, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                By: /s/ Leo Liebowitz             By: /s/ Thomas J. Stirnweis
                    -------------------               ------------------------
                Leo Liebowitz                     Thomas J. Stirnweis
                Chairman, Chief Executive         Vice President, Treasurer and
                Officer and Director              Chief Financial Officer
                (Principal Executive              (Principal Financial and
                Officer)                          Accounting Officer)
                March 9, 2006                     March 9, 2006

                By: /s/ Milton Cooper             By: /s/ Philip E. Coviello
                    -------------------               ----------------------
                Milton Cooper                     Philip E. Coviello
                Director                          Director
                March 9, 2006                     March 9, 2006

                By: /s/ Howard Safenowitz         By: /s/ Warren G. Wintrub
                    ---------------------             ---------------------
                Howard Safenowitz                 Warren G. Wintrub
                Director                          Director
                March 9, 2006                     March 9, 2006