Form 10-Q
period 2006-03-31
GETTY REALTY CORP /MD/
filed 2006-05-10
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

                                (516) 478 - 5400
              (Registrant's telephone number, including area code)

    _________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes [ ] No [X]

Registrant had outstanding 24,719,465 shares of Common Stock, par value $.01 per share, as of May 1, 2006.

                               GETTY REALTY CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2006 and
   December 31, 2005                                                       1

Consolidated Statements of Operations for the
   Three Months ended March 31, 2006 and 2005                              2

Consolidated Statements of Cash Flows for the
   Three months ended March 31, 2006 and 2005                              3

Notes to Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       20

Item 4.  Controls and Procedures                                          21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                22

Item 1A. Risk Factors                                                     22

Item 6.  Exhibits                                                         22

Signatures                                                                23

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                               March 31,   December 31,
                                                                  2006         2005
                                                               ---------   ------------
Assets:
Real Estate:
   Land                                                        $ 179,932    $ 171,839
   Buildings and improvements                                    204,501      198,656
                                                               ---------    ---------
                                                                 384,433      370,495
   Less - accumulated depreciation and amortization             (111,597)    (109,800)
                                                               ---------    ---------
      Real estate, net                                           272,836      260,695
Deferred rent receivable                                          30,110       29,287
Cash and equivalents                                               2,105        1,247
Recoveries from state underground storage tank funds, net          4,339        4,264
Mortgages and accounts receivable, net                             3,519        3,129
Prepaid expenses and other assets                                  1,091        1,359
                                                               ---------    ---------
      Total assets                                             $ 314,000    $ 299,981
                                                               =========    =========
Liabilities and Shareholders' Equity:
Debt                                                           $  49,216    $  34,224
Environmental remediation costs                                   17,285       17,350
Dividends payable                                                 11,264       11,009
Accounts payable and accrued expenses                              8,999        9,515
                                                               ---------    ---------
      Total liabilities                                           86,764       72,098
                                                               ---------    ---------
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 24,719,465 at March 31, 2006
      and 24,716,614 at December 31, 2005                            247          247
   Paid-in capital                                               257,852      257,766
   Dividends paid in excess of earnings                          (30,863)     (30,130)
                                                               ---------    ---------
      Total shareholders' equity                                 227,236      227,883
                                                               ---------    ---------
      Total liabilities and shareholders' equity               $ 314,000    $ 299,981
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 Three months
                                               ended March 31,
                                              -----------------
                                                2006      2005
                                              -------   -------
Revenues from rental properties               $18,067   $17,396
Expenses:
   Rental property expenses                     2,484     2,624
   Environmental expenses, net                  1,101        63
   General and administrative expenses          1,407     1,311
   Depreciation and amortization expense        1,987     1,949
                                              -------   -------
      Total operating expenses                  6,979     5,947
                                              -------   -------
Operating income                               11,088    11,449
      Other income, net                            82       136
      Interest expense                           (639)     (149)
                                              -------   -------
Net earnings                                  $10,531    11,436
                                              =======   =======
Net earnings per share:
   Basic                                      $   .43   $   .46
   Diluted                                    $   .43   $   .46
Weighted average shares outstanding:
   Basic                                       24,717    24,700
   Stock options and restricted stock units        28        14
                                              -------   -------
   Diluted                                     24,745    24,714
                                              =======   =======
Dividends declared per share:                 $  .455   $  .435

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three months ended
                                                                    March 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
Cash flows from operating activities:
Net earnings                                                   $ 10,531   $ 11,436
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization expense                          1,987      1,949
   Deferred rental revenue                                         (823)      (900)
   Gain on dispositions of real estate                              (34)       (72)
   Accretion expense                                                167        193
   Stock-based employee compensation expense                         38         26
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net          9        (40)
   Mortgages and accounts receivable, net                          (423)       (85)
   Prepaid expenses and other assets                                197       (159)
   Environmental remediation costs                                 (316)      (499)
   Accounts payable and accrued expenses                           (516)    (1,637)
                                                               --------   --------
      Net cash provided by operating activities                  10,817     10,212
                                                               --------   --------
Cash flows from investing activities:
   Property acquisitions and capital expenditures               (14,254)   (28,964)
   Collection (issuance) of mortgages receivable, net                33       (141)
   Proceeds from dispositions of real estate                        231        777
                                                               --------   --------
      Net cash used in investing activities                     (13,990)   (28,328)
                                                               --------   --------
Cash flows from financing activities:
   Cash dividends paid                                          (11,009)   (10,495)
   Borrowings under credit agreement, net                        15,000     14,500
   Repayment of mortgages payable                                    (8)      (264)
   Proceeds from stock issued                                        48        278
                                                               --------   --------
      Net cash provided by financing activities                   4,031      4,019
                                                               --------   --------
Net increase (decrease) in cash and equivalents                     858    (14,097)
Cash and equivalents at beginning of period                       1,247     15,700
                                                               --------   --------
Cash and equivalents at end of period                          $  2,105   $  1,603
                                                               ========   ========
Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:
      Interest                                                 $    565   $    165
      Income taxes, net                                             185        116
      Recoveries from state underground storage tank funds         (341)      (274)
      Environmental remediation costs                               976        887

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

     The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend.

     The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2. Earnings Per Share:

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share also give effect to the potential dilution from the issuance of common shares in settlement of stock option and restricted stock unit awards.

3. Commitments and Contingencies:

     In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund or federal agency discount notes.

     As of March 31, 2006, the Company leased nine hundred thirty-seven of its one thousand seventy-four properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease ("Master Lease") and a coterminous supplemental lease for one property (collectively the "Marketing Leases") (see note 2 to the consolidated financial statements which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2005). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997 (the "Spin-Off"). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. Substantially all of the deferred rental revenue of $30,110,000 recorded as of March 31, 2006 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

     Under the Master Lease, the Company has agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of March 31, 2006 and December 31, 2005 in connection with this indemnification agreement.

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. As of March 31, 2006 and December 31, 2005 the Company had accrued $2,742,000 and $2,667,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

     In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the "EPA Notice"), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions.

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

     From October 2003 through September 2005 the Company was notified that the Company was made party to thirty-eight cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

     Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2006 and December 31, 2005, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $291,000 relating to insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. Although future loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company's long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

     In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. As of March 31, 2006 and December 31, 2005 the Company had accrued $1,100,000 for this and certain other tax matters which it believes was appropriate based on information then currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire.

4. Environmental Expenses

     The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment, such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including building containing hazardous material, UST's and other equipment. Environmental expenses are primarily attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three months ended March 31, 2006 and 2005, the aggregate of the net changes in estimated remediation costs and accretion expense included in environmental expenses in the Company's consolidated statements of operations were $495,000 and $267,000, respectively, which amounts were net of changes in estimated recoveries from state underground storage tank ("UST") remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

     In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company's tenants. Generally, the liability for the retirement and decommissioning or removal of UST's and other equipment is the responsibility of the tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been recognized for obligations that are the responsibility of the tenants. Of the nine hundred thirty seven properties leased to Marketing as of March 31, 2006, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for the remaining two hundred thirty-five properties that are scheduled in the Master Lease and have not achieved Closure. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2006, the Company has remediation action plans in place for 296 (93%) of the 318 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 22 properties (7%) remain in the assessment phase.

     As of March 31, 2006, December 31, 2005 and December 31, 2004 the Company had accrued $17,285,000, $17,350,000, and $20,626,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2006, December 31, 2005 and December 31, 2004, the Company had also recorded $4,339,000, $4,264,000 and $5,437,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $167,000 and $193,000 of net accretion expense is included in environmental expenses for the three months ended March 31, 2006 and 2005, respectively.

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

5. Shareholders' Equity:

     A summary of the changes in shareholders' equity for the three months ended March 31, 2006 is as follows (in thousands, except share amounts):


                                                                     Dividends
                                        Common Stock                  Paid In
                                    -------------------    Paid-in   Excess Of
                                      Shares     Amount    Capital    Earnings     Total
                                    ----------   ------   --------   ---------   --------
Balance, December 31, 2005          24,716,614    $247    $257,766   $(30,130)   $227,883
Net earnings                                                           10,531      10,531
Dividends                                                             (11,264)    (11,264)
Stock-based employee compensation
   expense                                                      38                     38
Stock issued                             2,851                  48                     48
                                    ----------    ----    --------   --------    --------
Balance, March 31, 2006             24,719,465    $247    $257,852   $(30,863)   $227,236
                                    ==========    ====    ========   ========    ========

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2005 or March 31, 2006.

6. Acquisitions

     On February 28, 2006, the Company acquired eighteen retail motor fuel and convenience store properties located in Western New York for $13,389,000. Simultaneous with the closing on the acquisition, the Company entered into a triple-net lease with a single tenant for all of the properties. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

     On March 25, 2005 the Company acquired twenty-three convenience store and retail motor fuel properties in Virginia for $28,960,000. All of the properties are triple-net-leased to a single tenant who previously leased the properties from the seller and operates the locations under its proprietary convenience store brand in its network of over 200 locations. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

7. Subsequent Event

     In April 2006 the Company entered into a $45,000,000 LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge the Company's exposure to market interest rate risk by effectively fixing, at 5.4%, the LIBOR component of the interest rate determined under its existing credit agreement or other LIBOR based borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. The Company's borrowings under its credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on the Company's leverage ratio and ranging from 0.25% to 1.75%. Effective May 1, 2006, $45,000,000 of the Company's LIBOR based borrowings under the credit agreement bear interest at a 6.7% effective rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled "Part I,
Item 1A. Risk Factors" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which appear in our Annual Report on Form 10-K for the year ended December 31, 2005, and the unaudited consolidated financial statements and related notes which appear in this Quarterly Report on Form 10-Q.

Recent Developments

     On February 28, 2006, we acquired eighteen retail motor fuel and convenience store properties located in Western New York for approximately $13.4 million. Simultaneous with the closing on the acquisition, we entered into a triple-net lease with a single tenant for all of the properties. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

General

     We are a real estate investment trust specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be taxed as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year.

     We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of March 31, 2006, we leased nine hundred thirty-seven of our one thousand seventy-four properties on a long-term basis under a master lease (the "Master Lease") and a coterminous supplemental lease for one property, (collectively the "Marketing Leases") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

     Substantially all of our revenues (87% for the three months ended March 31, 2006), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under "Part I, Item 1A. Risk Factors", in our Annual Report on Form 10-K. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

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

     The audited consolidated financial statements of Marketing for their fiscal year ended December 31, 2005 have been provided to us, but Marketing's selected financial data is not yet publicly available. The most recent selected financial data of Marketing that is publicly available has been provided in "Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Based on our review of the financial statements and other financial data Marketing has provided to us to date, we believe that Marketing has the liquidity and financial ability to continue to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997.

     As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC's position that we must include the financial statements and summarized financial data of Marketing in our periodic filings. The SEC subsequently indicated that, unless we file Marketing's financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC's conclusion impacts our ability to make offers and sales of our securities under existing registration statement and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

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

     We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by generally accepted accounting principles ("GAAP"), our management also focuses on funds from operations available to common shareholders ("FFO") and adjusted funds from operations available to common shareholders ("AFFO") to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, non-FFO items reported in discontinued operations and extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

     We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) on our recognition of revenues from rental properties, which results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. GAAP net earnings and FFO may also include an income tax provision or benefit recognized due to adjustments in amounts accrued for uncertain tax positions related to being taxed as a C-Corp., rather than as a REIT, prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue and income taxes. Income taxes did not have a significant impact on our earnings for the periods presented, and accordingly, do not appear as a separate item in our statement of operations or reconciliation of AFFO from net earnings. In management's view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases and our election to be taxed as a REIT beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

     A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                               Three months ended March 31,
                                               ----------------------------
                                                      2006      2005
                                                    -------   -------
Net earnings                                        $10,531   $11,436
                                                    -------   -------
Depreciation and amortization of real estate
   assets (*)                                         1,916     1,949
Gains on dispositions of real estate                    (34)      (72)
                                                    -------   -------
Funds from operations                                12,413    13,313
Deferred rental revenue (straight-line rent)           (823)     (900)
                                                    -------   -------
Adjusted funds from operations                      $11,590   $12,413
                                                    =======   =======
Diluted per share amounts
   Earnings per share                               $   .43   $   .46
   Funds from operation per share                   $   .50   $   .54
   Adjusted funds from operations per share         $   .47   $   .50
Diluted weighted average
   shares outstanding                                24,745    24,714

(*) Depreciation and amortization expense as reflected in our Consolidated Statements of Operations also includes depreciation on non-real estate assets.

Results of operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

     Revenues from rental properties were $18.1 million for the three months ended March 31, 2006 compared to $17.4 million for the three months ended March 31, 2005. We received approximately $15.1 million in the three months ended March 31, 2006 and $14.9 million in the three months ended March 31, 2005, from properties leased to Marketing under the Marketing Leases. We also received rent of $2.2 million in the three months ended March 31, 2006 and $1.6 million in the three months ended March 31, 2005 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March 2005 and February 2006 and rent escalations, partially offset by the effect of property dispositions. In addition, revenues from rental properties include deferred rental revenues of $0.8 million for the three months ended March 31, 2006 and $0.9 million for the three months ended March 31, 2005, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due.

     Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.5 million for the three months ended March 31, 2006, which was comparable to $2.6 million recorded for the three months ended March 31, 2005.

     Environmental expenses, net for the three months ended March 31, 2006 were $1.1 million as compared to $63,000 for the three months ended March 31, 2005. The increase was due to a $0.2 million increase in the change in estimated environmental costs, net of estimated recoveries, and accretion expense as well as a $0.8 million increase in environmental litigation expense as compared to the prior year period. Environmental litigation expense was $0.4 million for the three months ended March 31, 2006 compared to a credit of $0.4 million for 2005, which prior period includes a net reduction in litigation loss reserve estimates.

     General and administrative expenses for the three months ended March 31, 2006 were $1.4 million which was comparable to the $1.3 million recorded for the three months ended March 31, 2005.

     Depreciation and amortization expense for the three months ended March 31, 2006 was $2.0 million which was comparable to the $1.9 million recorded for the three months ended March 31, 2005.

     As a result, total operating expenses increased by approximately $1.0 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

     Other income, net was $0.1 million for the three months ended March 31, 2006 and 2005.

     Interest expense, primarily related to borrowings used to finance the acquisition of properties, was $0.6 million for the three months ended March 31, 2006 and was $0.1 million for the three months ended March 31, 2005. Interest expense increased primarily due to increased borrowings used to finance the acquisition of properties in March 2005 and February 2006. Interest expense also increased due to an increase in interest rates which averaged 5.8% for the three months ended March 31, 2006 as compared to 3.8% for the three months ended March 31, 2005.

     In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our exposure to market interest rate risk by effectively fixing, at 5.4%, the LIBOR component of the interest rate determined under our existing credit agreement or other LIBOR based borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Our borrowings under the credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the credit agreement bear interest at a 6.7% effective rate.

     As a result net earnings were $10.5 million for the three months ended March 31, 2006 as compared to $11.4 million for the comparable prior year period. Net earnings for the three months ended March 31, 2006 decreased by 7.9%, or $0.9 million, over the three months ended March 31, 2005, due to items discussed above. FFO was $12.4 million, a decrease of $0.9 million, or 6.8%, and AFFO was $11.6 million, a decrease of $0.8 million, or 6.6%. FFO decreased more than AFFO on both a dollar and percentage basis due to a $0.1 million decrease in deferred rental revenue (which is included in net earnings and FFO but is excluded from AFFO) recorded for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

     Diluted earnings per share for the three months ended March 31, 2006 was $0.43 per share, which decreased $0.03 per share or 6.5%, as compared to the three months ended March 31, 2005. Diluted FFO per share was $0.50 per share, which decreased $0.04 per share or 7.4% as compared to the three months ended March 31, 2005 and diluted AFFO per share for the three months ended March 31, 2006 was $0.47, which decreased $0.03 per share, as compared to the three months ended March 31, 2005.

Liquidity and Capital Resources

     Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement that matures in 2008 and available cash and equivalents. Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, borrowings under the credit agreement and available cash and equivalents.

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

     In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our exposure to market interest rate risk by effectively fixing, at 5.4%, the LIBOR component of the interest rate determined under our existing or other LIBOR based borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at a 6.7% effective rate.

     Total borrowings outstanding under the Credit Agreement at March 31, 2006 were $49.0 million, bearing interest at a rate of 6.0% per annum. Total borrowings increased to $51.0 million as of May 1, 2006 primarily due to additional borrowings used to pay $11.0 million of dividends that were accrued as of March 31, 2006 and paid in April 2006, net of repayments from positive cash flows provided by rental operations. Accordingly, we had $49.0 million available under the terms of the Credit Agreement as of May 1, 2006 or $74.0 million available assuming we had exercised our right to increase the by $25.0 million.

     We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders aggregated $11.0 million for the three months ended March 31, 2006 and $10.5 million for the prior year period. We presently intend to pay common stock dividends of $0.455 per share each quarter ($1.82 per share on an annual basis), and commenced doing so with the quarterly dividend declared in February 2006.

     As part of our overall growth strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all.

Critical Accounting Policies

     Our accompanying interim consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below.

     Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005.

Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenant. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been recognized for obligations that are the responsibility of our tenants. As of March 31, 2006, we have remediation action plans in place for 296 (93%) of the 318 properties for which we retained environmental responsibility and the remaining 22 properties (7%) remain in the assessment phase.

     As of March 31, 2006, December 31, 2005 and December 31, 2004, we had accrued $17.3 million, $17.4 million, and $20.6 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2006, December 31, 2005 and December 31, 2004, we had also recorded $4.3 million, $4.3 million and $5.4 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13.1 million as of December 31, 2005 and $15.2 million as of December 31, 2004 were subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of accretion expense is included in environmental expenses for each of the three month periods ended March 31, 2006 and 2005. Environmental expenditures and recoveries from underground storage tank funds were $1.0 million, and $0.3 million, respectively, for the three month period ended March 31, 2006.

     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.5 million. Accordingly, the environmental accrual as of March 31, 2006 was increased by $2.1 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2006 was then further increased by $1.2 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.4 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of March 31, 2006 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates and accretion expense recorded during the year ended March 31, 2006 would not have changed significantly if these changes in the assumptions were made effective December 31, 2005.

     In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the three months ended March 31, 2006 and 2005, the aggregate of the net change in estimated remediation costs and accretion expense included in our consolidated statement of operations amounted to $0.5 million and $0.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

     We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state underground storage tank fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

     Our discussion of environmental matters should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and related notes (including notes 3 and 4) which appear in this Quarterly Report on Form 10-Q.

Forward Looking Statements

     Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our estimates regarding remediation costs and accretion expense; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to materially differ from those forward looking results can be found in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in other filings we make with the Securities and Exchange Commission and include, but are not limited to risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; our expectations as to the cost of completing environmental remediation; the risk of loss of our management team; the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate concentrated in one region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; our potential inability to pay dividends and terrorist attacks and other acts of violence and war.

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

     You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements to reflect future events or circumstances or reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Prior to April 2006, we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. We had no outstanding derivative instruments as of March 31, 2006 or at any time during the three months then ended. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

     We are exposed to interest rate risks, primarily as a result of our $100.0 million Credit Agreement. Our Credit Agreement, which expires in June 2008, bears interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. At March 31, 2006, we had borrowings outstanding of $49.0 million under our Credit Agreement bearing interest at a rate of 6.0% per annum. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

     We manage our exposure to interest rate risks by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2006 increased due to increased borrowings under the Credit Agreement as compared to December 31, 2005. Due to the increased exposure, in April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge our exposure to market interest rate risk by effectively fixing, at 5.4%, the LIBOR component of the interest rate determined under our existing Credit Agreement or other LIBOR based borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at a 6.7% effective rate. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. We do not foresee any significant changes in our exposure or in how we manage this exposure in the near future.

     Based on our projected average outstanding borrowings under the Credit Agreement for 2006, if market interest rates increase by an average of 0.5% more than the weighted average interest rate of 6.0% as of March 31, 2006, the additional annualized interest expense caused by market interest rate increases since December 31, 2005 would decrease 2006 net income and cash flows by approximately $65,000. This amount is the sum of (i) the actual impact of increased market interest rates for the three months ended March 31, 2006 and
(ii) the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $50.5 million projected for the remainder of 2006 under our Credit Agreement that is not covered by our interest rate swap. The portion not covered by the interest rate swap includes (i) $50.5 million for the period from April 1 through April 30, 2006 (since the $45.0 million interest rate swap is effective as of May 1, 2005) and (ii) $5.5 million for the period from May 1 through December 31, 2006. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at March 31, 2006 and December 31, 2005. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

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

     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

     There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2004, litigation was commenced in the Supreme Court in Nassau County, New York against us by the owners of a property formerly operated by a subsidiary of the Company demanding reimbursement for the cost of removing contaminated soil. Our operations at the property terminated approximately 15 years ago. We filed a motion to dismiss, primarily based upon the three year Statute of Limitations applicable to such claims and the motion was granted. Plaintiffs appealed the dismissal and the dismissal was reversed on appeal. The case is in its initial stages and no decision has been made by the Company as to whether to appeal the reversal.

     Please refer to "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2005 and note 3 to our consolidated financial statements in such Form 10-K and note 3 to our accompanying consolidated financial statements which appear in this Form 10-Q for additional information.

Item 1A. Risk Factors

     See "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005 for factors that could affect the Company's results of operations, financial condition and liquidity. There has been no material change in such factors since December 31, 2005.

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

                               GETTY REALTY CORP.
                                  (Registrant)


Dated: May 10, 2006                     BY: /s/ Thomas J. Stirnweis
                                            ------------------------------------
                                            (Signature)
                                            THOMAS J. STIRNWEIS
                                            Vice President, Treasurer and
                                            Chief Financial Officer


Dated: May 10, 2006                     BY: /s/ Leo Liebowitz
                                            ------------------------------------
                                            (Signature)
                                            LEO LIEBOWITZ
                                            Chairman and Chief Executive Officer