Form 10-Q
period 2006-06-30
GETTY REALTY CORP /MD/
filed 2006-08-04
CIK 1052752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes [ ] No [X]

Registrant had outstanding 24,731,465 shares of Common Stock, par value $.01 per share, as of August 1, 2006.

                               GETTY REALTY CORP.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheets as of June 30, 2006 and
      December 31, 2005                                                      1

   Consolidated Statements of Operations for the Three and
      Six Months ended June 30, 2006 and 2005                                2

   Consolidated Statements of Cash Flows for the Six months
      ended June 30, 2006 and 2005                                           3

   Notes to Consolidated Financial Statements                                4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

Item 3. Quantitative and Qualitative Disclosures about Market Risk          22

Item 4. Controls and Procedures                                             24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   25

Item 1A. Risk Factors                                                       26

Item 4. Submission of Matters to a Vote of Security Holders                 26

Item 6. Exhibits                                                            27

Signatures                                                                  28

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       GETTY REALTY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                               June 30,   December 31,
                                                                 2006         2005
                                                              ---------   ------------
Assets:
Real Estate:
   Land                                                       $ 180,602    $ 171,839
   Buildings and improvements                                   204,340      198,656
                                                              ---------    ---------
                                                                384,942      370,495
   Less - accumulated depreciation and amortization            (113,170)    (109,800)
                                                              ---------    ---------
      Real estate, net                                          271,772      260,695

Deferred rent receivable                                         30,883       29,287
Cash and equivalents                                                862        1,247
Recoveries from state underground storage tank funds, net         4,010        4,264
Mortgages and accounts receivable, net                            3,908        3,129
Prepaid expenses and other assets                                 1,307        1,359
                                                              ---------    ---------
      Total assets                                            $ 312,742    $ 299,981
                                                              =========    =========
Liabilities and Shareholders' Equity:
Debt                                                          $  48,509    $  34,224
Environmental remediation costs                                  16,751       17,350
Dividends payable                                                11,269       11,009
Accounts payable and accrued expenses                             8,724        9,515
                                                              ---------    ---------
      Total liabilities                                          85,253       72,098
                                                              ---------    ---------
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued 24,731,465 at June 30, 2006
      and 24,716,614 at December 31, 2005                           247          247
   Paid-in capital                                              258,085      257,766
   Dividends paid in excess of earnings                         (31,020)     (30,130)
   Accumulated other comprehensive income                           177           --
                                                              ---------    ---------
      Total shareholders' equity                                227,489      227,883
                                                              ---------    ---------
      Total liabilities and shareholders' equity              $ 312,742    $ 299,981
                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 Three months         Six months
                                                ended June 30,      ended June 30,
                                              -----------------   -----------------
                                                2006      2005      2006     2005
                                              -------   -------   -------   -------
Revenues from rental properties               $18,180   $17,872   $36,247   $35,268
Expenses:
   Rental property expenses                     2,488     2,560     4,972     5,184
   Environmental expenses, net                    810     1,348     1,911     1,411
   General and administrative expenses          1,333     1,289     2,740     2,600
   Depreciation and amortization expense        1,996     2,065     3,912     4,014
                                              -------   -------   -------   -------
      Total expenses                            6,627     7,262    13,535    13,209
                                              -------   -------   -------   -------
                                               11,553    10,610    22,712    22,059
Operating income
   Other income, net                              477        55       559       191
   Interest expense                              (918)     (451)   (1,628)     (600)
                                              -------   -------   -------   -------
Net earnings                                  $11,112   $10,214   $21,643   $21,650
                                              =======   =======   =======   =======
Net earnings per common share:
   Basic                                      $   .45   $   .41   $   .88   $   .88
   Diluted                                    $   .45   $   .41   $   .87   $   .88
Weighted average shares outstanding:
   Basic                                       24,725    24,714    24,721    24,707
   Stock options and restricted stock units        22        14        25        14
                                              -------   -------   -------   -------
   Diluted                                     24,747    24,728    24,746    24,721
                                              =======   =======   =======   =======
Dividends declared per share                  $  .455   $  .435   $  .910   $  .870

   The accompanying notes are an integral part of these financial statements.

                       GETTY REALTY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Six months
                                                                  ended June 30,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
Cash flows from operating activities:
Net earnings                                                   $ 21,643   $ 21,650
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization expense                          3,912      4,014
   Deferred rental revenue                                       (1,596)    (1,885)
   Gain on dispositions of real estate                             (457)       (72)
   Accretion expense                                                348        420
   Stock-based employee compensation expense                         87         64
Changes in assets and liabilities:
   Recoveries from state underground storage tank funds, net        416        660
   Mortgages and accounts receivable, net                          (659)        58
   Prepaid expenses and other assets                                229     (1,092)
   Environmental remediation costs                               (1,109)      (929)
   Accounts payable and accrued expenses                           (791)    (1,776)
                                                               --------   --------
      Net cash provided by operating activities                  22,023     21,112
                                                               --------   --------
Cash flows from investing activities:
   Property acquisitions and capital expenditures               (15,358)   (29,571)
   Collection (issuance) of mortgages receivable, net              (120)       142
   Proceeds from dispositions of real estate                        826        785
                                                               --------   --------
      Net cash used in investing activities                     (14,652)   (28,644)
                                                               --------   --------
Cash flows from financing activities:
   Cash dividends paid                                          (22,273)   (21,255)
   Borrowings under credit agreement, net                        14,300     13,700
   Repayment of mortgages payable                                   (15)      (271)
   Proceeds from stock issued                                       232        309
                                                               --------   --------
      Net cash used in financing activities                      (7,756)    (7,517)
                                                               --------   --------
Net decrease in cash and equivalents                               (385)   (15,049)
Cash and equivalents at beginning of period                       1,247     15,700
                                                               --------   --------
Cash and equivalents at end of period                          $    862   $    651
                                                               ========   ========
Supplemental disclosures of cash flow information
   Cash paid (refunded) during the period for:
      Interest                                                 $  1,362   $    611
      Income taxes, net                                             328        217
      Recoveries from state underground storage tank funds         (859)    (1,033)
      Environmental remediation costs                             2,030      2,174

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

     As of June 30, 2006, the Company leased nine hundred twenty-nine of its one thousand sixty-four properties on a long-term net basis to Getty Petroleum Marketing Inc. ("Marketing") under a master lease ("Master Lease") and a coterminous supplemental lease for one property (collectively the "Marketing Leases") (see note 2 to the consolidated financial statements which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2005). Marketing operated substantially all of the Company's petroleum marketing businesses when it was spun-off to the Company's shareholders as a separate publicly held company in March 1997 (the "Spin-Off"). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia's largest oil companies. The Company's financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. Substantially all of the deferred rental revenue of $30,883,000 recorded as of June 30, 2006 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

     Under the Master Lease, the Company has agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2006 and December 31, 2005 in connection with this indemnification agreement.

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. As of June 30, 2006 and December 31, 2005 the Company had accrued $2,645,000 and $2,667,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

     From October 2003 through June 2006 the Company was notified that the Company was made party to thirty-nine cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

     Prior to the spin-off, the Company was self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2006 and December 31, 2005, the Company's consolidated balance sheets included, in accounts payable and accrued expenses, $335,000 and $291,000 relating to insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. Although future loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company's long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

     In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time "earnings and profits" (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company's accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. As of June 30, 2006 and December 31, 2005 the Company had accrued $701,000 for this and certain other uncertain tax matters which it believes was appropriate based on information then currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. In June 2006 the Financial Accounting Standards Board (FASB") issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company does not believe that the adoption of FIN 48 in January 2007 will have a material impact on the Company's financial position or results of operation.

3. Environmental Expenses

     The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment, such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including building containing hazardous material, UST's and other equipment. Environmental expenses are primarily attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and six months ended June 30, 2006, the net changes in estimated remediation costs included in environmental expenses in the Company's consolidated statements of operations were $331,000 and $826,000, respectively, as compared to $1,025,000 and $1,292,000, respectively, for the comparable prior year periods, which amounts were net of changes in estimated recoveries from state underground storage tank ("UST") remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

     In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company's environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company's tenant. Generally, the liability for the retirement and decommissioning or removal of UST's and other equipment is the responsibility of the tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been recognized for obligations that are the responsibility of our tenants. Of the nine hundred twenty-nine properties leased to Marketing as of June 30, 2006, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for the remaining two hundred thirty-four properties that are scheduled in the Master Lease and have not achieved Closure. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company's liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2006, the Company had remediation action plans in place for 292 (94%) of the 312 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 20 properties (6%) remain in the assessment phase.

     As of June 30, 2006, December 31, 2005 and December 31, 2004, the Company had accrued $16,751,000, $17,350,000, and $20,626,000, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2006, December 31, 2005 and December 31, 2004, the Company had also recorded $4,010,000, $4,264,000 and $5,437,000, respectively, as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $348,000 and $420,000 of net accretion expense is included in environmental expenses for the six months ended June 30, 2006 and 2005, respectively.

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

4. Shareholders' Equity:

     A summary of the changes in shareholders' equity for the six months ended June 30, 2006 is as follows (in thousands, except share amounts):

                                                              Dividends    Accumulated
                                 Common Stock                  Paid In        Other
                             -------------------    Paid-in   Excess Of   Comprehensive
                               Shares     Amount    Capital    Earnings       Income        Total
                             ----------   ------   --------   ---------   -------------   --------
Balance, December 31, 2005   24,716,614    $247    $257,766   $(30,130)        $ --       $227,883
Net earnings                                                    21,643                      21,643
Dividends                                                      (22,533)                    (22,533)
Stock-based employee
   compensation expense                                  87                                     87
Net unrealized gain on
   interest rate swap                                                           177            177
Stock issued                     14,851                 232                                    232
                             ----------    ----    --------   ---------        ----       --------
Balance, June 30, 2006       24,731,465    $247    $258,085   $(31,020)        $177       $227,489
                             ==========    ====    ========   =========        ====       ========

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2005 or June 30, 2006.

5. Acquisitions

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

6. Derivative Financial Instruments

     In April 2006 the Company entered into a $45,000,000 LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge the Company's current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under its existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. The Company's borrowings under its credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on the Company's leverage ratio and ranging from 0.25% to 1.75%. Effective May 1, 2006, $45,000,000 of the Company's LIBOR based borrowings under the credit agreement bear interest at a 6.69% effective rate.

     The Company entered into the $45,000,000 notional five year interest rate swap agreement designated and qualifying as a cash flow hedge to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company's primary objective when undertaking hedging transactions and derivative positions is to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions.

     The Company determined, as of both the hedging instrument's inception and as of June 30, 2006, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged items and that no gain or loss was required to be recognized in earnings during the quarter representing the hedge's ineffectiveness. At June 30, 2006, the Company's consolidated balance sheets included, in prepaid expenses and other assets, derivatives with a fair value of $177,000. The fair value of the interest rate swap is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models. For the three months ended June 30, 2006, the

Company has recorded the change in fair value of the swap contract related to the effective portion of the interest rate contract totaling approximately $177,000 in accumulated other comprehensive income in the Company's consolidated balance sheets. The accumulated comprehensive income will be reclassified as a reduction in interest expense over the term of the five year interest rate swap agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity. The Company does not expect to settle the interest rate swap prior to its maturity and expects to reclassify approximately $35,000 of the amount recorded in accumulated other comprehensive income relating to the interest rate swap contract as a reduction in interest expense within the next twelve months. The Company will reclassify the amount recorded in accumulated other comprehensive income relating to the interest rate swap into earnings if the interest rate swap agreement is not effective for accounting purposes or if the $45,000,000 notional amount of the interest rate swap agreement exceeded the Company's projected debt outstanding under variable interest rate borrowing arrangements.

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

     We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of June 30, 2006, we leased nine hundred twenty-nine of our one thousand sixty-four properties on a long-term basis under a master lease (the "Master Lease") and a coterminous supplemental lease for one property, (collectively the "Marketing Leases") to Getty Petroleum Marketing Inc. ("Marketing") which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil ("Lukoil"), one of Russia's largest integrated oil companies.

     Substantially all of our revenues (87% for the six months ended June 30, 2006), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under "Part I, Item 1A. Risk Factors", in our Annual Report on Form 10-K. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

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

     Selected balance sheet data of Marketing at December 31, 2004, 2003 and 2002 and selected operating data of Marketing for each of the three years in the period ending December 31, 2004, which is publicly available, has been provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The audited consolidated financial statements of Marketing for their fiscal year ended December 31, 2005 have been provided to us. Selected balance sheet data of Marketing at December 31, 2005 is publicly available and is provided below. Selected operating data of Marketing for the year ended December 31, 2005 is not publicly available. Neither we, nor our auditors, were involved in the preparation of any of Marketing's financial data and as a result can provide no assurance thereon. Additionally, our auditors have not been engaged to review or audit this data.

                         Getty Petroleum Marketing Inc.
                          Selected Balance Sheet Data
                           (unaudited, in thousands)

                                                 December 31,
                                                     2005
                                                 ------------
ASSETS:
Cash and equivalents                              $ 103,815
Other assets                                        625,947
                                                  ---------
Total assets                                      $ 729,762
                                                  =========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Total liabilities                                 $ 617,780
Total stockholder's equity                          111,982
                                                  ---------
Total liabilities and stockholder's equity        $ 729,762
                                                  =========

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

     We do not believe that offers or sales of our securities made pursuant to existing registration statements that did not or do not contain the financial statements of Marketing constitute, by reason of such omission, a violation of the Securities Act of 1933, as amended, or the Exchange Act. Additionally, we believe that, if there ultimately is a determination that such offers or sales, by reason of such omission, resulted in a violation of those securities laws, we would not have any material liability as a consequence of any such determination.

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

     We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) on our recognition of revenues from rental properties, which results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. GAAP net earnings and FFO may also include an income tax provision or benefit recognized due to adjustments in amounts accrued for uncertain tax positions related to being taxed as a C-Corp., rather than as a REIT, prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue and income taxes. Income taxes did not have a significant impact on our earnings for the periods presented, and accordingly, do not appear as a separate item in our statement of operations or our reconciliation of AFFO from net earnings. In management's view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases and our election to be taxed as a REIT beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

     A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

                                                      Three months ended    Six months ended
                                                            June 30,            June 30,
                                                      ------------------   -----------------
                                                        2006      2005       2006      2005
                                                      -------   --------   -------   -------
Net earnings                                          $11,112   $10,214    $21,643   $21,650
Depreciation and amortization of real estate assets     1,996     2,065      3,912     4,014
Gains on dispositions of real estate                     (423)       --       (457)      (72)
                                                      -------   -------    -------   -------
Funds from operations                                  12,685    12,279     25,098    25,592
Deferred rental revenue (straight-line rent)             (773)     (985)    (1,596)   (1,885)
                                                      -------   -------    -------   -------
Adjusted funds from operations                        $11,912   $11,294    $23,502   $23,707
                                                      =======   =======    =======   =======
Diluted per share amounts:
   Earnings per share                                 $   .45   $   .41    $  0.87   $  0.88
   Funds from operations per share                    $   .51   $   .50    $  1.01   $  1.04
   Adjusted funds from operations per share           $   .48   $   .46    $  0.95   $  0.96
Diluted weighted average shares outstanding            24,747    24,728     24,746    24,721

Results of operations
Three months ended June 30, 2006 compared to the three months ended June 30, 2005.

     Revenues from rental properties were $18.2 million for the three months ended June 30, 2006 compared to $17.9 million for the three months ended June 30, 2005. We received approximately $15.0 million in the three months ended June 30, 2006 and $14.9 million in the three months ended June 30, 2005, from properties leased to Marketing under the Marketing Leases. We also received rent of $2.4 million in the three months ended June 30, 2006 and $2.0 million in the three months ended June 30, 2005 from other tenants. The increase in rent received was primarily due to rent from properties acquired in February 2006 and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenues of $0.8 million for the three months ended June 30, 2006 as compared to $1.0 million for the three months ended June 30, 2005, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due.

     Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.5 million for the three months ended June 30, 2006, which was comparable to $2.6 million recorded for the three months ended June 30, 2005.

     Environmental expenses, net for the three months ended June 30, 2006 were $0.8 million as compared to $1.3 million for the three months ended June 30, 2005. The decrease was primarily due to a $0.7 million decrease in the change in estimated environmental costs, net of estimated recoveries.

     General and administrative expenses for the three months ended June 30, 2006 were $1.3 million which was comparable to the three months ended June 30, 2005.

     Depreciation and amortization expense for the three months ended June 30, 2006 was $2.0 million which was comparable to the three months ended June 30, 2005.

     As a result, total operating expenses decreased by approximately $0.6 million for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

     Other income, net was $0.5 million for the three months ended June 30, 2006 and $0.1 million for the three months ended June 30, 2005. The increase was primarily due to $0.4 million of increased gains on dispositions of real estate.

     Interest expense, primarily related to borrowings used to finance the acquisition of properties, was $0.9 million for the three months ended June 30, 2006 as compared to $0.5 million for the three months ended June 30, 2005. The increase was primarily due to increased borrowings used to finance the acquisition of properties. Interest expense also increased due to higher interest rates which averaged 6.48% for the three months ended June 30, 2006 as compared to 4.25 % for the three months ended June 30, 2005.

     In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Our borrowings under the credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the credit agreement bear interest at a 6.69% effective rate.

     As a result, net earnings increased by 8.8%, or $0.9 million, to $11.1 million for the three months ended June 30, 2006, as compared to $10.2 million for the comparable prior year period. For the same period, FFO was $12.7 million, an increase of $0.4 million, or 3.3% and AFFO was $11.9 million, an increase of $0.6 million, or 5.5%. The increases in FFO and AFFO for the quarter were primarily due to the changes in net earnings described above but exclude the improvement in earnings due to higher gains on dispositions of properties of $0.4 million. AFFO increased more than FFO on both a dollar and percentage basis due to a $0.2 million decrease in deferred rental revenue (which is included in net earnings and FFO but is excluded from AFFO) recorded for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

     Diluted earnings per share for the three months ended June 30, 2006 was $0.45 per share, which increased $0.04 per share, or 9.8%, as compared to the three months ended June 30, 2005. Diluted FFO per share for the three months ended June 30, 2006 was $0.51 per share, which increased $0.01 per share, or 2.0%, as compared to the three months ended June 30, 2005. Diluted AFFO per share for the three months ended June 30, 2006 was $0.48 per share, which increased $0.02 per share, or 4.3%, as compared to the three months ended June 30, 2005.

Results of operations
Six months ended June 30, 2006 compared to the six months ended June 30, 2005

     Revenues from rental properties were $36.2 million for the six months ended June 30, 2006 compared to $35.3 million for the six months ended June 30, 2005. We received approximately $30.1 million in the six months ended June 30, 2006 and $29.8 million in the six months ended June 30, 2005, from properties leased to Marketing under the Marketing Leases. We also received rent of $4.5 million in the six months ended June 30, 2006 and $3.6 million in the six months ended June 30, 2005 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March 2005 and February 2006 and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenues of $1.6 million for the six months ended June 30, 2006 as compared with $1.9 million for the six months ended June 30, 2005.

     Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $5.0 million for the six months ended June 30, 2006, which was comparable to $5.2 million recorded for the three months ended June 30, 2005.

     Environmental expenses, net for the six months ended June 30, 2006 were $1.9 million as compared to $1.4 million for the six months ended June 30, 2005. The increase was primarily due to a $0.9 million increase in legal fees and litigation related expenses as compared to the prior year period offset by a $0.5 million decrease in change in estimated environmental costs, net of estimated recoveries. Legal fees and litigation related expenses were $0.7 million for the six months ended June 30, 2006 compared to a credit of $0.3 million for 2005, which prior period includes a net reduction in litigation loss reserve estimates.

     General and administrative expenses for the six months ended June 30, 2006 were $2.7 million which was comparable to the $2.6 million recorded for the six months ended June 30, 2005.

     Depreciation and amortization expense for the six months ended June 30, 2006 was $3.9 million which was comparable to the $4.0 million recorded for the six months ended June 30, 2005.

     As a result, total operating expenses increased by approximately $0.3 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.

     Other income, net was $0.6 million for the six months ended June 30, 2006 and $0.2 million for the six months ended June 30, 2005. The increase was primarily due to $0.4 million of increased gains on dispositions of real estate.

     Interest expense, primarily related to borrowings used to finance the acquisition of properties, was $1.6 million for the six months ended June 30, 2006 as compared with $0.6 million for the six months ended June 30, 2005. The increase was primarily due to increased borrowings used to finance the acquisition of properties. Interest expense also increased due to higher interest rates which averaged 6.13% for the six months ended June 30, 2006 as compared to 4.14% for the six months ended June 30, 2005.

     As a result, net earnings were $21.6 million for the six months ended June 30, 2006 which was comparable to the $21.7 million reported for the prior year period. For the same period, FFO was $25.1 million, a decrease of $0.5 million, or 1.9%, and AFFO was $23.5 million, a decrease of $0.2 million, or 1.0%. The decreases in FFO and AFFO for the six months ended June 30, 2006 were primarily due to the changes in net earnings described above but exclude the improvement in earnings due to higher gains on dispositions of properties of $0.4 million. FFO decreased more than AFFO on both a dollar and percentage basis due to a $0.3 million decrease in deferred rental revenue (which is included in net earnings and FFO but is excluded from AFFO) recorded for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

     Diluted earnings per share for the six months ended June 30, 2006 was $0.87 per share, a decrease of $0.01 per share, or 1.0%, compared to the six months ended June 30, 2005. Diluted FFO per share for the six months ended June 30, 2006 was $1.01 per share, a decrease of $0.03 per share or, 2.9%, as compared to the six months ended June 30, 2005. Diluted AFFO per share for the six months ended June 30, 2006 was $0.95 per share, a decrease of $0.01 per share, or 1.0%, as compared to the six months ended June 30, 2005.

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

     In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at a 6.69% effective rate.

     Total borrowings outstanding under the Credit Agreement at June 30, 2006 were $48.3 million, bearing interest at an effective rate of 6.68% per annum. Total borrowings increased to $50.7 million as of August 1, 2006 primarily due to additional borrowings used to pay $11.0 million of dividends that were accrued as of June 30, 2006 and paid in July 2006, net of repayments from positive cash flows provided by rental operations. Accordingly, we had $49.3 million available under the terms of the Credit Agreement as of August 1, 2006 or $74.3 million available assuming we had exercised our right to increase the Credit Agreement by $25.0 million.

     We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders aggregated $22.3 million for the six months ended June 30, 2006 and $21.3 million for the prior year period. We presently intend to pay common stock dividends of $0.455 per share each quarter ($1.82 per share on an annual basis), and commenced doing so with the quarterly dividend declared in February 2006.

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

Critical Accounting Policies

     Our accompanying unaudited interim consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions. We do not believe that there is a great likelihood that materially different amounts would be reported related to the application of the accounting policies described below.

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

     In June 2006 the Financial Accounting Standards Board (FASB") issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. We do not believe that the adoption of FIN 48 in January 2007 will have a material impact on our financial position or results of operation.

Environmental Matters

     We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure ("Closure") in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been recognized for obligations that are the responsibility of our tenants. As of June 30, 2006, we had remediation action plans in place for 292 (94%) of the 312 properties for which we retained environmental responsibility and the remaining 20 properties (6%) remain in the assessment phase.

     As of June 30, 2006, December 31, 2005 and December 31, 2004, we had accrued $16.8 million, $17.4 million, and $20.6 million, respectively, as management's best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2006, December 31, 2005 and December 31, 2004, we had also recorded $4.0 million, $4.3 million and $5.4 million, respectively, as management's best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13.1 million as of December 31, 2005 and $15.2 million as of December 31, 2004 were subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.3 and $0.4 million of accretion expense is included in environmental expenses for each of the six month periods ended June 30, 2006 and 2005. Environmental expenditures and recoveries from underground storage tank funds were $2.0 million and $0.9 million, respectively, for the six month period ended June 30, 2006.

     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.6 million. Accordingly, the environmental accrual as of June 30, 2006 was increased by $2.2 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2006 was then further increased by $1.1 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.2 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2006 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates recorded during the six months ended June 30, 2006 would not have changed significantly if these changes in the assumptions were made effective December 31, 2005.

     In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the six months ended June 30, 2006 and 2005, the aggregate of the net change in estimated remediation costs included in our consolidated statement of operations amounted to $0.8 million and $1.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

     Our discussion of environmental matters should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and related notes (including notes 2 and 3) which appear in this Quarterly Report on Form 10-Q.

Forward Looking Statements

     Certain statements in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

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

     We are exposed to interest rate risk, primarily as a result of our $100.0 million Credit Agreement. Our Credit Agreement, which expires in June 2008, bears interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio and ranging from 0.25% to 1.75%. At June 30, 2006, we had borrowings outstanding of $48.3 million under our Credit Agreement bearing interest at a rate of 6.68% per annum. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

     We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2006 increased due to increased borrowings under the Credit Agreement as compared to December 31, 2005. Due to the increased exposure, in April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at a 6.69% effective rate. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. As of June 30, 2006, our borrowings exceeded the notional amount of the interest rate swap by $3.3 million. We do not foresee any significant changes in our exposure or in how we manage this exposure in the near future.

     We entered into the $45,000,000 notional five year interest rate swap agreement designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. While this agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

     In the event that we were to settle the interest rate swap prior to its maturity, if the corresponding LIBOR swap rate for the remaining term of the agreement is below the 5.44% fixed strike rate at the time we settle the swap, we would be required to make a payment to the swap counter-party; if the corresponding LIBOR swap rate is above the fixed strike rate at the time we settle the swap, we would receive a payment from the swap counter-party. The amount that we would either pay or receive would equal the present value of the basis point differential between the fixed strike rate and the corresponding LIBOR swap rate at the time we settle the swap.

     Based on our projected average outstanding borrowings under the Credit Agreement for 2006, if market interest rates increase by an average of 0.5% more than the market interest rates as of June 30, 2006, the additional annualized interest expense caused by market interest rate increases since December 31, 2005 would decrease 2006 net income and cash flows by approximately $152,000. This amount is the sum of (i) the actual impact of increased market interest rates for the six months ended June 30, 2006 of $138,000 and (ii) $14,000 for the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $50.5 million projected for the remainder of 2006 under our Credit Agreement that is not covered by our $45.0 million interest rate swap. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at June 30, 2006 and December 31, 2005. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

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

     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.

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

     In May 2006, we were advised of an action in the Superior Court of New Jersey, Middlesex County, filed by a property owner claiming damages for remediation of contaminated soil. It is not clear from the summons why we have been made a party to the action and we are in the process of determining whether there is any basis at all for the claim against us. Accordingly, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.

     In May 2006, we were advised of third party complaint filed in an action in the Superior Court of New Jersey, Essex County, against Getty Oil, Inc. and John Doe Corporations, filed by a property owner seeking to impose upon third parties (that may include a subsidiary of the Company) responsibility for damages it may suffer in the action for claims brought against it under federal environmental laws, the State's Spill Act, the State's Water Pollution Act and other theories of liability. It is not clear at this time whether the Company or any of its subsidiaries would have any liability for the asserted claims or whether or to what extent such liability would be covered by the Company's settlement agreement with ChevronTexaco in connection with pre-1985 contamination at the Newark Terminal property, which is near the property that is the subject of the litigation. Accordingly, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.

     In June 2006, we were served with a Toxic Substance Control Act Notice Letter, advising us that "prospective plaintiffs" listed on a schedule to the Notice Letter intend to file a TSCA citizens' civil action against the entities listed on a schedule to the Notice Letter, including the Company's subsidiaries, based upon alleged failure by such entities to provide information to the United States Environmental Protection Agency regarding MTBE as may be required by the Toxic Substance Control Act, and declaring that such action will be filed unless such information is delivered. We do not believe that we have any such information.

     Please refer to "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2005 and note 3 to our consolidated financial statements in such Form 10-K and note 2 to our accompanying unaudited consolidated financial statements which appear in this Form 10-Q for additional information.

Item 1A. Risk Factors

     See "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005 for factors that could affect the Company's results of operations, financial condition and liquidity. There has been no material change in such factors since December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on May 16, 2006. There were 24,719,465 shares of our common stock outstanding and entitled to vote at our annual meeting, and 23,275,570 shares were represented in person or by proxy. The following matters were voted upon at the annual meeting:

     The five directors listed below were elected to serve an additional one-year term:

Nominee               Votes For   Votes Withheld
--------             ----------   --------------
Milton Cooper        23,188,638        86,932
Philip E. Coviello   23,040,120       235,450
Leo Liebowitz        23,189,955        85,615
Howard Safenowitz    23,044,649       230,921
Warren G. Wintrub    22,661,285       614,285

     It is with deep sorrow that we mourn the death of Warren Wintrub. Mr. Wintrub served as a member of the Board of Directors from 1994 until his death on June 13, 2006. His creativity, dedication and inspiration contributed greatly to the success of the Company. The Board of Directors and the Officers of the Company, on behalf of all Company employees, express their sincerest condolences to Warren's wife, Toby, and his family on their loss.

     The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified:

 Votes For   Votes Against   Abstentions
----------   -------------   -----------
23,121,672       48,003        105,895

     There were no broker non-votes at the Annual Meeting.

Item 6. Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------
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

                                        GETTY REALTY CORP.
                                        (Registrant)


Dated: August 4, 2006                   BY: /s/ Thomas J. Stirnweis
                                            ------------------------------------
                                            (Signature)
                                            THOMAS J. STIRNWEIS
                                            Vice President, Treasurer and
                                            Chief Financial Officer


Dated: August 4, 2006                   BY: /s/ Leo Liebowitz
                                            ------------------------------------
                                            (Signature)
                                            LEO LIEBOWITZ
                                            Chairman and Chief Executive Officer