Form 10-Q
period 2006-09-30
GETTY REALTY CORP /MD/
filed 2006-11-02
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
_________________________________________________________________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Registrant had outstanding 24,749,229 shares of Common Stock, par value $.01 per share, as of November 2, 2006.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
Assets:	2006	2005

Real Estate:
Land	$180,569	$171,839
Buildings and improvements	203,694	198,656
	384,263	370,495
Less - accumulated depreciation and amortization	(114,520)	(109,800)
Real estate, net	269,743	260,695

Deferred rent receivable	31,632	29,287
Cash and equivalents	953	1,247
Recoveries from state underground storage tank funds, net	4,058	4,264
Mortgages and accounts receivable, net	4,213	3,129
Prepaid expenses and other assets	1,005	1,359
Total assets	$311,604	$299,981

Liabilities and Shareholders' Equity:

Debt	$46,701	$34,224
Environmental remediation costs	17,242	17,350
Dividends payable	11,277	11,009
Accounts payable and accrued expenses	9,502	9,515
Total liabilities	84,722	72,098
Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,749,166 at September 30,
2006 and 24,716,614 at December 31, 2005	247	247
Paid-in capital	258,550	257,766
Dividends paid in excess of earnings	(31,021)	(30,130)
Accumulated other comprehensive loss	(894)	—
Total shareholders' equity	226,882	227,883
Total liabilities and shareholders' equity	$311,604	$299,981

The accompanying notes are an integral part of these financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues from rental properties	$18,087	$17,768	$54,334	$53,036

Operating expenses:
Rental property expenses	2,425	2,551	7,397	7,735
Environmental expenses, net	1,642	375	3,553	1,786
General and administrative expenses	1,383	1,167	4,123	3,767
Depreciation and amortization expense	1,891	2,015	5,803	6,029
Total operating expenses	7,341	6,108	20,876	19,317
Operating income	10,746	11,660	33,458	33,719

Other income, net	809	179	1,368	370
Interest expense	(979)	(567)	(2,607)	(1,167)

Net earnings before income taxes	10,576	11,272	32,219	32,922

Income tax benefit	700	1,494	700	1,494

Net earnings	$11,276	$12,766	$32,919	$34,416

Net earnings per common share:
Basic	$.46	$.52	$1.33	$1.39
Diluted	$.46	$.52	$1.33	$1.39

Weighted average shares outstanding:
Basic	24,739	24,715	24,727	24,710
Stock options and restricted stock units	25	19	25	15
Diluted	24,764	24,734	24,752	24,725

Dividends declared per share	$.455	$.445	$1.365	$1.315

The accompanying notes are an integral part of these financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$32,919	$34,416
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization expense	5,803	6,029
Deferred rental revenue	(2,345)	(2,738)
Gain on dispositions of real estate	(1,152)	(177)
Accretion expense	576	639
Stock-based employee compensation expense	137	102
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	457	856
Mortgages and accounts receivable, net	(1,000)	1,241
Prepaid expenses and other assets	354	(930)
Environmental remediation costs	(935)	(2,196)
Accounts payable and accrued expenses	(207)	(855)
Accrued income taxes	(700)	(1,494)
Net cash provided by operating activities	33,907	34,893

Cash flows from investing activities:
Property acquisitions and capital expenditures	(15,512)	(29,571)
Collection (issuance) of mortgages receivable, net	(84)	308
Proceeds from dispositions of real estate	1,813	895
Net cash used in investing activities	(13,783)	(28,368)

Cash flows from financing activities:
Cash dividends paid	(33,542)	(32,016)
Borrowings under credit agreement, net	12,500	10,700
Repayment of mortgages payable	(23)	(278)
Proceeds from stock issued	647	323
Net cash used in financing activities	(20,418)	(21,271)

Net decrease in cash and equivalents	(294)	(14,746)
Cash and equivalents at beginning of period	1,247	15,700

Cash and equivalents at end of period	$953	$954

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$1,785	$977
Income taxes, net	472	446
Recoveries from state underground storage tank funds	(1,396)	(1,495)
Environmental remediation costs	3,283	3,534

The accompanying notes are an integral part of these financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. The Company manages and evaluates its operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

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

    The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

    In September 2006, the staff of the Securities and Exchange Commission (the "Staff") issued Staff Accounting Bulletin No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." In SAB 108, the Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as the "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

    There currently are no financial statement misstatements that have been identified by the Company for which correcting adjustments have not been made. Historically the Company has used the dual approach for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect that the provisions of SAB 108 will have any material impact on its financial position or results of operation.

2. Commitments and Contingencies:

    In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund or federal agency discount notes.

    As of September 30, 2006, the Company leased nine hundred twenty-three of its one thousand fifty-eight properties on a long-term net basis to Getty Petroleum Marketing Inc. (“Marketing”) under a master lease (“Master Lease”) and a coterminous supplemental lease for one property (collectively the “Marketing Leases”) (see note 2 to the consolidated financial statements which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005). Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia’s largest oil companies. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. A substantial portion of the deferred rental revenue of $31,632,000 recorded as of September 30, 2006 is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

    Under the Master Lease, the Company has agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2006 and December 31, 2005 in connection with this indemnification agreement.

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for all pre-spin-off legal proceedings and claims relating to the petroleum marketing business. As of September 30, 2006 and December 31, 2005 the Company had accrued $2,795,000 and $2,667,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

    In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA Notice”), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. Additionally, the Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most of the conditions at the property identified by the New Jersey Department of Environmental Protection and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

    From October 2003 through September 2006 the Company was notified that the Company was made party to forty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

    Prior to the spin-off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2006 and December 31, 2005, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $334,000 and $291,000 relating to insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for these loss reserves with its insurance carriers, and it may be entitled to refunds of amounts previously funded as the claims are evaluated on an annual basis. Although loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company’s long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

    In order to qualify as a REIT, among other items, the Company paid a $64,162,000 special one-time “earnings and profits” (as defined in the Internal Revenue Code) cash distribution to shareholders in August 2001. Determination of accumulated earnings and profits for federal income tax purposes is extremely complex. Should the Internal Revenue Service successfully assert that the Company’s accumulated earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. As of December 31, 2005 the Company had $700,000 accrued for this and certain other uncertain tax matters which it believed was appropriate based on information then currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Accordingly, an income tax benefit of $700,000 was recorded in the third quarter of 2006 due to the elimination of the amount accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period. In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company does not believe that the adoption of FIN 48 in January 2007 will have a material impact on the Company’s financial position or results of operation.

3. Environmental Expenses

    The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment, such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including building containing hazardous material, UST’s and other equipment. Environmental expenses are primarily attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and nine months ended September 30, 2006, the net changes in estimated remediation costs included in environmental expenses in the Company’s consolidated statements of operations were $1,159,000 and $1,985,000, respectively, as compared to $46,000 and $1,338,000, respectively, for the comparable prior year periods, which amounts were net of changes in estimated recoveries from state underground storage tank (“UST”) remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

    In accordance with leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally, the liability for the retirement and decommissioning or removal of UST’s and other equipment is the responsibility of the tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of its tenants. Of the nine hundred twenty-three properties leased to Marketing as of September 30, 2006, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for the remaining two hundred twenty-six properties that are scheduled in the Master Lease and have not achieved Closure. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

    Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2006, the Company had remediation action plans in place for 280 (94%) of the 299 properties for which it retained environmental responsibility and has not received a no further action letter and the remaining 19 properties (6%) remain in the assessment phase.

    As of September 30, 2006, December 31, 2005 and December 31, 2004, the Company had accrued $17,242,000, $17,350,000 and $20,626,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2006, December 31, 2005 and December 31, 2004, the Company had also recorded $4,058,000, $4,264,000 and $5,437,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $576,000 and $639,000 of net accretion expense is included in environmental expenses for the nine months ended September 30, 2006 and 2005, respectively.

    In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company’s financial statements as they become probable and a reasonable estimate of fair value can be made. Although future environmental expenses may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such costs will not have a material adverse effect on the Company’s long-term financial position.

4. Shareholders' Equity:

A summary of the changes in shareholders' equity for the nine months ended September 30, 2006 is as follows (in thousands, except share amounts):

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2005	24,716,614	$247	$257,766	$(30,130)	$—	$227,883
Net earnings				32,919		32,919
Dividends				(33,810)		(33,810)
Stock-based employee compensation expense			137			137
Net unrealized loss on interest rate swap					(894)	(894)
Stock issued	32,552		647			647
Balance, September 30, 2006	24,749,166	$247	$258,550	$(31,021)	$(894)	$226,882

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2005 or September 30, 2006.

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

6. Derivative Financial Instruments

    In April 2006 the Company entered into a $45,000,000 LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge the Company’s current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under its existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. The Company’s borrowings under its credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on the Company’s leverage ratio ranging from 0.25% to 1.75%. Effective May 1, 2006, $45,000,000 of the Company’s LIBOR based borrowings under the credit agreement bear interest at an effective rate of 6.69%.

    The Company entered into the $45,000,000 notional five year interest rate swap agreement designated and qualifying as a cash flow hedge to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking hedging transactions and derivative positions is to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions.

    The Company determined, as of both the hedging instrument’s inception and as of September 30, 2006, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged items and that no gain or loss was required to be recognized in earnings during the quarter representing the hedge’s ineffectiveness. At September 30, 2006, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the derivative of $894,000. The fair value of the interest rate swap obligation is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using an interest rate market pricing model. For the nine months ended September 30, 2006, the Company has recorded the loss in fair value of the swap contract related to the effective portion of the interest rate contract totaling approximately $894,000 in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The accumulated comprehensive loss will be reclassified as an increase in interest expense over the term of the five year interest rate swap agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity. The Company does not expect to settle the interest rate swap prior to its maturity and expects to reclassify approximately $179,000 of the amount recorded in accumulated other comprehensive loss relating to the interest rate swap contract as an increase in interest expense within the next twelve months. The Company will reclassify the amount recorded in accumulated other comprehensive loss relating to the interest rate swap into earnings if the interest rate swap agreement is not effective for accounting purposes or if the $45,000,000 notional amount of the interest rate swap agreement exceeded the Company’s projected debt outstanding under variable interest rate borrowing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2005, and the unaudited consolidated financial statements and related notes which appear in this Quarterly Report on Form 10-Q.

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

    We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of September 30, 2006, we leased nine hundred twenty-three of our one thousand fifty-eight properties on a long-term basis under a master lease (the “Master Lease”) and a coterminous supplemental lease for one property, (collectively the “Marketing Leases”) to Getty Petroleum Marketing Inc. (“Marketing”) which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil (“Lukoil”), one of Russia’s largest integrated oil companies.

    A substantial portion of our revenues (86% for the nine months ended September 30, 2006), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under “Part I, Item 1A. Risk Factors”, in our Annual Report on Form 10-K. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, no assurance can be given that Lukoil will cause Marketing to fulfill any of its monetary obligations under the Marketing Leases.

    We periodically receive and review Marketing’s financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including  this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration or before we would have the opportunity to advise our shareholders of any increased risk of default.

    Certain financial and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnb.com) upon payment of their fee.

    Selected balance sheet data of Marketing at December 31, 2004, 2003 and 2002 and selected operating data of Marketing for each of the three years in the period ending December 31, 2004, which is publicly available, has been provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2005.

    The audited consolidated financial statements of Marketing for their fiscal year ended December 31, 2005 have been provided to us. Selected balance sheet data of Marketing at December 31, 2005 is publicly available and is provided below. Selected operating data of Marketing for the year ended December 31, 2005 is not publicly available. Neither we, nor our auditors, were involved in the preparation of any of Marketing’s financial data and as a result can provide no assurance thereon. Additionally, our auditors have not been engaged to review or audit this data.

Getty Petroleum Marketing Inc.
Selected Balance Sheet Data
(unaudited, in thousands)

December 31, 2005
ASSETS:
Cash and equivalents	$103,815
Other assets	625,947
Total assets	$729,762
LIABILITIES AND STOCKHOLDER’S EQUITY:
Total liabilities	$617,780
Total stockholder’s equity	111,982
Total liabilities and stockholder’s equity	$729,762

    Based on our review of the financial statements and other financial data Marketing has provided to us to date, we believe that Marketing has the liquidity and financial ability to continue to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997.

    As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings. The SEC subsequently indicated that,  unless we file Marketing’s financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

    We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and our prior experience with Marketing’s tenants, could relet these properties to the existing subtenants or others at market rents. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing’s financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing’s financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

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

    We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by generally accepted accounting principles (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, non-FFO items reported in discontinued operations and extraordinary items and cumulative effect of accounting change. Other REITS may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

    We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) on our recognition of revenues from rental properties, which results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. GAAP net earnings and FFO for the three and nine months ended September 30, 2006 and 2005 also include income tax benefits recognized due to the elimination of, or net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-Corp., prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases and our election to be taxed as a REIT beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

    A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings	$11,276	$12,766	$32,919	$34,416

Depreciation and amortization of real estate assets	1,891	2,015	5,803	6,029
Gains on dispositions of real estate	(695)	(105)	(1,152)	(177)
Funds from operations	12,472	14,676	37,570	40,268
Deferred rental revenue (straight-line rent)	(749)	(853)	(2,345)	(2,738)
Income tax benefit	(700)	(1,494)	(700)	(1,494)
Adjusted funds from operations	$11,023	$12,329	$34,525	$36,036
Diluted per share amounts:
Earnings per share	$.46	$.52	$1.33	$1.39
Funds from operations per share	$.50	$.59	$1.52	$1.63
Adjusted funds from operations per share	$.45	$.50	$1.39	$1.46

Diluted weighted average shares outstanding	24,764	24,734	24,752	24,725

Results of operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

    Revenues from rental properties were $18.1 million for the three months ended September 30, 2006 compared to $17.8 million for the three months ended September 30, 2005. We received approximately $15.0 million in the three months ended September 30, 2006 and $14.9 million in the three months ended September 30, 2005 from properties leased to Marketing under the Marketing Leases. We also received rent of $2.4 million in the three months ended September 30, 2006 and $2.0 million in the three months ended September 30, 2005 from other tenants. The increase in rent received was primarily due to rent from properties acquired in February 2006 and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenues of $0.7 million for the three months ended September 30, 2006 as compared to $0.9 million for the three months ended September 30, 2005, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due.

    Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.4 million for the three months ended September 30, 2006 as compared to $2.6 million recorded for the three months ended September 30, 2005.

    Environmental expenses, net for the three months ended September 30, 2006 were $1.6 million as compared to $0.4 million for the three months ended September 30, 2005. The increase was primarily due to a $0.2 million increase in environmental related litigation expenses as compared to the prior year period and a $1.1 million increase in change in estimated environmental costs, net of estimated recoveries. Environmental related litigation expenses and legal fees were $0.3 million for the three months ended September 30, 2006 compared to $0.1 million for 2005, which prior period includes a $0.1 million net reduction in environmental related litigation loss reserve estimates.

    General and administrative expenses for the three months ended September 30, 2006 were $1.4 million as compared to $1.2 million recorded for the three months ended September 30, 2005.

    Depreciation and amortization expense for the three months ended September 30, 2006 was $1.9 million which was comparable to $2.0 million recorded for the three months ended September 30, 2005.

    As a result, total operating expenses increased by approximately $1.2 million for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

    Other income, net was $0.8 million for the three months ended September 30, 2006 as compared to $0.2 million for the three months ended September 30, 2005. The increase was primarily due to $0.6 million of increased gains on dispositions of real estate.

    Interest expense was $1.0 million for the three months ended September 30, 2006 as compared to $0.6 million for the three months ended September 30, 2005. The increase was primarily due to increased borrowings used to finance the acquisition of properties in February 2006. Interest expense also increased due to higher interest rates which averaged 6.74% for the three months ended September 30, 2006 as compared to 4.80 % for the three months ended September 30, 2005.

    In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Our borrowings under the credit agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio ranging from 0.25% to 1.75%. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the credit agreement bear interest at a 6.69% effective rate.

    Income tax benefit was $0.7 million for the three months ended September 30, 2006 as compared to $1.4 million for the prior year period. The tax benefit of $0.7 million recorded in the third quarter of 2006 was recognized due to the elimination of the accrual for uncertain tax positions since management believes that the uncertainties regarding the exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

    As a result, net earnings were $11.3 million for the three months ended September 30, 2006, a decreased of 11.7%, or $1.5 million as compared to $12.8 million for the comparable prior year period. For the same period, FFO decreased by 15.0%, or $2.2 million, to $12.5 million and AFFO decreased by 10.6%, or $1.3 million, to $11.0 million. The decreases in FFO and AFFO for the quarter were primarily due to the changes in net earnings described above but exclude the improvement in earnings due to higher gains on dispositions of properties of $0.6 million. AFFO decreased less than FFO on both a dollar and percentage basis due to a $0.9 million aggregate decrease in deferred rental revenue and income tax benefit (which are included in net earnings and FFO but are excluded from AFFO) recorded for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

    Diluted earnings per share for the three months ended September 30, 2006 was $0.46 per share, a decrease of $0.06 per share, or 11.5%, as compared to the three months ended September 30, 2005. Diluted FFO per share for the three months ended September 30, 2006 was $0.50 per share, a decrease of $0.09 per share, or 15.3%, as compared to the three months ended September 30, 2005. Diluted AFFO per share for the three months ended September 30, 2006 was $0.45 per share, a decrease of $0.05 per share, or 10.0%, as compared to the three months ended September 30, 2005.

Results of operations

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

    Revenues from rental properties were $54.3 million for the nine months ended September 30, 2006 compared to $53.0 million for the nine months ended September 30, 2005. We received approximately $45.1 million in the nine months ended September 30, 2006 and $44.7 million in the nine months ended September 30, 2005 from properties leased to Marketing under the Marketing Leases. We also received rent of $6.9 million in the nine months ended September 30, 2006 and $5.6 million in the nine months ended September 30, 2005 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March 2005 and February 2006 and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenues of $2.3 million for the nine months ended September 30, 2006 as compared with $2.7 million for the nine months ended September 30, 2005.

    Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $7.4 million for the nine months ended September 30, 2006, as compared to $7.7 million recorded for the nine months ended September 30, 2005.

    Environmental expenses, net for the nine months ended September 30, 2006 were $3.6 million as compared to $1.8 million for the nine months ended September 30, 2005. The increase was primarily due to a $1.1 million increase in environmental related litigation expenses and legal fees as compared to the prior year period and a $0.6 million increase in change in estimated environmental costs, net of estimated recoveries. Environmental related litigation expenses and legal fees were $1.0 million for the nine months ended September 30, 2006 compared to a credit of $0.1 million for 2005, which prior period includes a $0.6 million net reduction in environmental related litigation loss reserve estimates.

    General and administrative expenses for the nine months ended September 30, 2006 were $4.1 million as compared to the $3.8 million recorded for the nine months ended September 30, 2005.

    Depreciation and amortization expense for the nine months ended September 30, 2006 was $5.8 million as compared to the $6.0 million recorded for the nine months ended September 30, 2005.

    As a result, total operating expenses increased by approximately $1.6 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

    Other income, net was $1.4 million for the nine months ended September 30, 2006 as compared to $0.4 million for the nine months ended September 30, 2005. The increase was primarily due to $1.0 million of increased gains on dispositions of real estate.

    Interest expense was $2.6 million for the nine months ended September 30, 2006 as compared with $1.2 million for the nine months ended September 30, 2005. The increase was primarily due to increased borrowings used to finance the acquisition of properties in March 2005 and February 2006. Interest expense also increased due to higher interest rates which averaged 6.39% for the nine months ended September 30, 2006 as compared to 4.42% for the nine months ended September 30, 2005.

    Income tax benefit was $0.7 million for the nine months ended September 30, 2006 as compared to $1.4 million for the prior year period. The tax benefit of $0.7 million recorded in the third quarter of 2006 was recognized due to the elimination of the accrual for uncertain tax positions since management believes that the uncertainties regarding the exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

    As a result, net earnings were $32.9 million for the nine months ended September 30, 2006 a decrease of 4.4%, or $1.5 million as compared to $34.4 million reported for the prior year period. For the same period, FFO decreased by 6.7%, or $2.7 million, to $37.6 million and AFFO decreased by 4.2%, or $1.5 million, to $34.5 million. The decreases in FFO and AFFO for the nine months ended September 30, 2006 were primarily due to the changes in net earnings described above but exclude the improvement in earnings due to higher gains on dispositions of properties of $1.0 million. FFO decreased more than AFFO on both a dollar and percentage basis due to a $1.2 million aggregate decrease in deferred rental revenue and income tax benefit (which is included in net earnings and FFO but is excluded from AFFO) recorded for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

    Diluted earnings per share for the nine months ended September 30, 2006 was $1.33 per share, a decrease of $0.06 per share, or 4.3%, compared to the nine months ended September 30, 2005. Diluted FFO per share for the nine months ended September 30, 2006 was $1.52 per share, a decrease of $0.11 per share or, 6.7%, as compared to the nine months ended September 30, 2005. Diluted AFFO per share for the nine months ended September 30, 2006 was $1.39 per share, a decrease of $0.07 per share, or 4.8%, as compared to the nine months ended September 30, 2005.

Liquidity and Capital Resources

    Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement that expires in 2008 and available cash and equivalents. Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, borrowings under the credit agreement and available cash and equivalents.

    On June 30, 2005, we entered into an unsecured three-year senior revolving $100.0 million credit agreement (“Credit Agreement”) with a group of six domestic commercial banks. Subject to the terms of the Credit Agreement, we have the right to increase the Credit Agreement by $25.0 million and to extend the term of the Credit Agreement for one additional year. Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio ranging from 0.25% to 1.75%. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement includes customary terms and conditions, including financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including a change of control and failure to maintain REIT status. We do not believe that these covenants will limit our current business practices.

    In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an  effective rate of 6.69%.

    Total borrowings outstanding under the Credit Agreement at September 30, 2006 were $46.5 million, bearing interest at an average effective rate of 6.70% per annum. Total borrowings increased to $48.6 million as of November 1, 2006 primarily due to additional borrowings used to pay $11.0 million of dividends that were accrued as of September 30, 2006 and paid in October 2006, net of repayments from positive cash flows provided by rental operations. Accordingly, we had $51.4 million available under the terms of the Credit Agreement as of November 1, 2006 or $76.4 million available assuming exercise of our right to increase the Credit Agreement by $25.0 million.

    We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. Dividends paid to our shareholders aggregated $33.5 million for the nine months ended September 30, 2006 and $32.0 million for the prior year period. We presently intend to pay common stock dividends of $0.455 per share each quarter ($1.82 per share on an annual basis), and commenced doing so with the quarterly dividend declared in February 2006.

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

    Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

    In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. We do not believe that the adoption of FIN 48 in January 2007 will have a material impact on our financial position or results of operation.

    In September 2006, the staff of the Securities and Exchange Commission (the "Staff") issued Staff Accounting Bulletin No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." In SAB 108, the Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as the "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

    We currently do not have any financial statement misstatements that have been identified for which correcting adjustments have not been made. Historically we have used the dual approach for quantifying identified financial statement misstatements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect that the provisions of SAB 108 will have any material impact on our financial position or results of operation.

Environmental Matters

    We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. We will continue to seek reimbursement from state UST remediation funds related to these environmental liabilities where available. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants. As of September 30, 2006, we had remediation action plans in place for 280 (94%) of the 299 properties for which we retained environmental responsibility and the remaining 19 properties (6%) remain in the assessment phase.

    As of September 30, 2006, December 31, 2005 and December 31, 2004, we had accrued $17.2 million, $17.4 million and $20.6 million, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2006, December 31, 2005 and December 31, 2004, we had also recorded $4.1 million, $4.3 million and $5.4 million, respectively, as management’s best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13.1 million as of December 31, 2005 and $15.2 million as of December 31, 2004 were subsequently accreted for the change in present value due to the passage of time and, accordingly, $0.6 million of accretion expense is included in environmental expenses for each of the nine month periods ended September 30, 2006 and 2005. Environmental expenditures and recoveries from underground storage tank funds were $3.3 million and $1.4 million, respectively, for the nine month period ended September 30, 2006.

    Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.9 million. Accordingly, the environmental accrual as of September 30, 2006 was increased by $2.3 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2006 was then further increased by $1.1 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.3 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2006 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates recorded during the nine months ended September 30, 2006 would not have changed significantly if these changes in the assumptions were made effective December 31, 2005.

    In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the nine months ended September 30, 2006 and 2005, the aggregate of the net change in estimated remediation costs included in our consolidated statement of operations amounted to $2.0 million and $1.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

    Our discussion of environmental matters should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and related notes (including notes 2 and 3) which appear in this Quarterly Report on Form 10-Q.

Forward Looking Statements

    Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation expenses; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

    These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to materially differ from those forward looking results can be found in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in other filings we make with the Securities and Exchange Commission and include, but are not limited to risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; our expectations as to the cost of completing environmental remediation; the risk of loss of our management team; the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate concentrated in one region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; our potential inability to pay dividends and terrorist attacks and other acts of violence and war.

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

    We are exposed to interest rate risk, primarily as a result of our $100.0 million Credit Agreement.  Our Credit Agreement, which expires in June 2008, bears interest at a rate equal to the sum of a base rate or a LIBOR rate plus an applicable margin based on our leverage ratio ranging from 0.25% to 1.75%.  At September 30, 2006, we had borrowings outstanding of $46.5 million under our Credit Agreement bearing interest at a rate of 6.70% per annum.  We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

    We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2006 increased due to increased borrowings under the Credit Agreement as compared to December 31, 2005. Due to the increased exposure, in April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. Effective May 1, 2006, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. As of September 30, 2006, our borrowings exceeded the notional amount of the interest rate swap by $1.5 million. We do not foresee any significant changes in our exposure or in how we manage this exposure in the near future.

    We entered into the $45.0 million notional five year interest rate swap agreement designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. While this agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

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

    Based on our projected average outstanding borrowings under the Credit Agreement for 2006, if market interest rates increase by an average of 0.5% more than the market interest rates as of September 30, 2006, the additional annualized interest expense caused by market interest rate increases since December 31, 2005 would decrease 2006 net income and cash flows by approximately $286,000. This amount is the sum of (i) the actual impact of increased market interest rates for the nine months ended September 30, 2006 of $279,000 and (ii) $7,000 for the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $50.5 million projected for the remainder of 2006 under our Credit Agreement that is not covered by our $45.0 million interest rate swap. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at September 30, 2006 and December 31, 2005. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

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

    As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2006.

    There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In June 2006, we were notified by the New York State Department of Environmental Conservation (“NYDEC”) of the discovery of soil and groundwater contamination at a terminal property formerly owned by us and at an adjacent property. The NYDEC alleges that the contamination at the adjacent property emanated from the terminal property. Additionally, we have been notified by the current owner of the terminal property that, pursuant to an indemnification agreement entered into at the time of the sale of the terminal property to them, we are responsible for the costs of cleaning up and remediating such contamination.

    In August 2006, we were advised by the State of Maryland Department of the Environment of the discovery of contaminated soil at a retail motor fuel property that was supplied by us with gasoline. We believe that, under the terms of the Master Lease, Marketing is responsible for this liability.

    In August 2006, we were notified by the New Jersey Schools Corporation (NJSC) of their discovery of abandoned USTs and soil contamination at a retail motor fuel property that they acquired from us by eminent domain. NJSC is seeking reimbursement of cleanup costs allegedly incurred in connection with removal of the USTs and soil remediation. Prior to the taking the property was leased to and operated by Marketing. We believe that, under the terms of the Master Lease, Marketing is responsible for this liability.

    In August 2006, an action was commenced against us and our subsidiary in the Circuit Court, Madison County, Illinois seeking a recovery of damages arising out of the death of a person allegedly exposed to asbestos at our subsidiary’s premises. We do not believe that there is any basis for a claim against us and are in the process of determining whether there is any basis at all for the claim against our subsidiary.

    In September 2006, we were made party to an action in the US District Court by South Huntington Water District that is nearly identical to the other thirty-nine cases pending in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

    In October 2006, an action was commenced against us in the New York State Supreme Court in Albany County by a property owner seeking reimbursement of the costs of cleanup and remediation of petroleum contamination at property that was supplied by us with gasoline.

    Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, and note 3 to our consolidated financial statements in such Form 10-K, to our Quarterly Reports on Form 10-Q for 2006, and note 2 to our accompanying unaudited consolidated financial statements which appear in such Quarterly Reports and in this Form 10-Q for additional information.

Item 1A. Risk Factors

See “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 for factors that could affect the Company’s results of operations, financial condition and liquidity. There has been no material change in such factors since December 31, 2005.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

(a) These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY REALTY CORP.
(Registrant)

Dated: November 2, 2006	BY: /s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: November 2, 2006	BY: /s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer