Form 10-K
period 2006-12-31
GETTY REALTY CORP /MD/
filed 2007-03-16
CIK 1052752

================================================================================

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates (17,592,055 shares of common stock) of the Company was $500,318,044 as of June 30, 2006.

The registrant had outstanding 24,764,815 shares of common stock as of March 15, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                              PART OF FORM 10-K
                         --------                              -----------------
Selected Portions of Annual Report to Shareholders                  I and II
for the year ended December 31, 2006 (the "Annual Report")

Selected Portions of Definitive Proxy Statement for the               III
2007 Annual Meeting of Stockholders (the "Proxy Statement")
which will be filed by the registrant on or prior to 120
days following the end of the registrant's year ended
December 31, 2006 pursuant to Regulation 14A.

================================================================================

                                     PART I

Item 1. Business

Recent Developments

     On February 15, 2007, our Board of Directors (together with Getty Properties Corp., our wholly-owned subsidiary) ratified a Contract for Sale and Purchase dated as of February 6, 2007 (the "Agreement") entered into with various subsidiaries of Trustreet Properties, Inc. ("Trustreet"). The Agreement relates to the acquisition by us of sixty-eight convenience store and gas station properties owned and leased by Trustreet. The total purchase price for the properties will be approximately $86.6 million. Substantially all of the properties are leased to retail tenants. We intend to fund the acquisition utilizing our unsecured corporate revolving credit line (as we intend to increase and modify in March 2007 to accommodate the acquisition).

     The consummation of the acquisition is subject to substantial contingencies that, among other things, relate to our due diligence with regard to the properties. The Agreement provides that we may elect in our sole discretion to terminate the Agreement, and not close on the acquisition of the properties, if the result of our due diligence (including environmental and other physical inspections) with respect to the properties is unsatisfactory.

     The Agreement provides that the closing date for the acquisition will be as of March 31, 2007, subject to the right of the sellers to extend for an additional period of up to thirty days. In view of the contingencies discussed above, there can be no assurance that the acquisition will be consummated within this time frame, or at all.

Overview

     Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust ("REIT") in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2006, we owned eight hundred thirty-six properties and leased two hundred sixteen additional properties in thirteen states located principally in the Northeast United States.

     Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of December 31, 2006, we leased approximately 87% of our owned and leased properties on a long-term basis to Getty Petroleum Marketing Inc. ("Marketing"). Marketing is wholly owned by a subsidiary of OAO LUKoil ("Lukoil"), one of Russia's largest integrated oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing subleases nearly all of our retail properties to distributors and retailers who are responsible for the actual operations at the locations.

     We are self-administered and self-managed by our experienced management team, which has over ninety-four years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when such opportunities arise.

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

     Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders. The spin-off was completed in 1997. At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the spin-off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business, and we continued operating primarily as a real estate company specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. In 1998, we acquired Power Test Investors Limited Partnership (the "Partnership"), thereby acquiring fee title to two hundred ninety-five properties we had previously leased from the Partnership and which the Partnership had acquired in 1985 from Texaco. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally in the petroleum marketing industry.

     In December 2000, Marketing was acquired by a U.S. subsidiary of Lukoil. In connection with Lukoil's acquisition of Marketing, we renegotiated our long-term master lease ("Master Lease") with Marketing. As of December 31, 2006, Marketing leased from us, under the Master Lease and a coterminous supplemental lease for one property (collectively the "Marketing Leases"), nine hundred nine retail motor fuel and convenience store properties and ten petroleum distribution terminals. The Marketing Leases have an initial term expiring in December 2015, and generally provide Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. We expect to receive approximately $60.0 million in lease rental payments from Marketing in 2007, with annual 2% rental increases in subsequent years. The Marketing Leases are "triple-net" leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty(R) trademarks to Marketing on an exclusive basis for use in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory.

     We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets the requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least ninety percent of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

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

     Revenues from rental properties for the year ended December 31, 2006 were $72.4 million which is comprised of $69.4 million of lease payments received and $3.0 million of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants. We received lease payments from Marketing aggregating approximately $60.1 million (or 87%) of the $69.4 million lease payments received. We are materially dependent upon the ability of Marketing to meet its monetary obligations under the Marketing Leases. Marketing's financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due. You can find more information about our revenues, profits and assets by referring to the financial statements and supplemental financial information in our Annual Report to Shareholders.

     As of December 31, 2006, we owned fee title to eight hundred twenty-nine retail motor fuel and convenience store properties and seven petroleum distribution terminals. We also leased two hundred thirteen retail motor fuel and convenience store properties and three petroleum distribution terminals. Our typical property used as a retail motor fuel and convenience store is located on between one-half and three quarters of an acre of land in a metropolitan area in the Northeast United States. Approximately one-half of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. The title to substantially all of our owned properties is in the name of Leemilt's Petroleum, Inc., Getty CT Leasing, Inc., Getty NY Leasing, Inc., Getty VA Leasing, Inc., Getty Properties Corp. or Power Test Realty Company Limited Partnership, each of which is our wholly owned subsidiary. Leemilt's Petroleum, Inc. and Getty Properties Corp. are the lessees of substantially all of the properties we lease from third parties. In addition, we lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.

     We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrance and exit ramps. Furthermore, we believe that obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. However, the real estate industry is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

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

Trademarks

     We own the right to use the Getty(R) name and trademark in connection with our real estate and petroleum marketing operations in the United States, and have licensed the Getty(R) trademarks to Marketing on an exclusive basis for use in its Northeast U.S. marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. The trademark licenses with Marketing are coterminous with the Marketing Leases.

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

     Petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included, (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace underground storage tanks that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

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

     We have agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations that are scheduled in the Master Lease. We will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available. As of December 31, 2006, we have regulatory approval for remediation action plans in place for two hundred seventy-three (93%) of the two hundred ninety-two properties for which we retain remediation responsibility and have not received a "no further action" letter and the remaining nineteen properties (7%) were in the assessment phase.

     For additional information please refer to "Liquidity and Capital Resources," "Environmental Matters" and "Contractual Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Personnel

    As of December 31, 2006, we had sixteen employees.

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

Special Factors Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes," "expects," "plans," "projects," "estimates" and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our intention to increase and modify our Credit Agreement to accommodate the acquisition of the Truststreet properties; our expectations regarding future payments from Marketing, including approximately $60.0 million in lease rental payments in 2007; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest-rate swap agreement and our expectation that we will not settle the interest-rate swap prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in "Part I, Item 1A. Risk Factors" and other risks that we describe from time to time in our SEC filings), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

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

     - potential changes in supply of, or demand for rental properties similar to ours,

     -    competition for tenants and changes in rental rates,

     -    difficulty in reletting properties on favorable terms or at all,

     -    impairments in our ability to collect rent payments when due,

     - increases in interest rates and adverse changes in the availability, cost and terms of financing,

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

Our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant. Although we periodically receive and review financial statements and other financial information from Marketing, some of the information is not publicly available. We may not have sufficient information to identify a deterioration of the financial performance or condition of Marketing prior to any default by Marketing on its monetary obligations to us that may result from such deterioration. If Marketing does not fulfill its monetary obligations to us, our financial condition and results of operations will be materially adversely affected.

     A substantial portion of our revenues (87% for the year ended December 31, 2006) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, one of the largest integrated Russian oil companies, no assurance can be given that Lukoil will cause Marketing to fulfill any of its obligations under the Marketing Leases.

     We periodically receive and review Marketing's financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we receive financial information from Marketing that would indicate the deterioration. Additionally, any financial data of Marketing that we are able to provide in our periodic reports is derived from financial data provided by Marketing and neither we, nor our auditors, have been involved with the preparation of such data and as a result can provide no assurance thereon. Additionally, our auditors have not been engaged to review or audit such data.

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

     If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations will be materially adversely affected. Based on our review of the recent financial statements and other financial data Marketing has provided to us to date, we have observed a significant decline in their financial results from the prior periods presented. Marketing continues to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997, although there is no assurance that they will continue to do so.

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

Substantially all of our tenants depend on the same industry for their revenues.

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

     Each of the properties we own or lease is subject to real property taxes. The leases for certain of the properties that we lease from third parties obligate us to pay real property taxes with regard to those properties. The real property taxes on our properties and any other properties that we develop, acquire or lease in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

Compliance with environmental regulations may be costly.

     The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on or under such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain underground storage tanks ("USTs") used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to relet or sell our properties on favorable terms, or at all.

     We have agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2006 and 2005 in connection with this indemnification agreement.

     As of December 31, 2006 we had accrued $17.2 million as management's best estimate of the fair value of reasonably estimable environmental remediation costs and we had also recorded $3.8 million as management's best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures were $5.1 million and recoveries from underground storage tank funds were $2.2 million for the year ended December 31, 2006.

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

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.

     We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, and could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would also cause a default under our Credit Agreement, requiring immediate repayment of all outstanding balances thereunder.

As a REIT, we are dependent on external sources of capital which may not be available on favorable terms.

     To maintain our status as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue equity offerings until we resolve with the SEC the issue regarding disclosure of Marketing's financial information. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions, limitations on future indebtedness imposed under our Credit Agreement and the market price of our common stock.

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

     Borrowings under the Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and a significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. We have entered into an interest rate swap agreement with a major financial institution with respect to a portion of our variable rate debt under the Credit Agreement. While the agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

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

Item 2. Properties

     The following table summarizes the geographic distribution of our properties at December 31, 2006. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

                 OWNED BY GETTY REALTY     LEASED BY GETTY REALTY
                -----------------------   -----------------------      TOTAL       PERCENT
                  MARKETING      OTHER      MARKETING      OTHER    PROPERTIES    OF TOTAL
                AS TENANT (1)   TENANTS   AS TENANT (2)   TENANTS    BY STATE    PROPERTIES
                -------------   -------   -------------   -------   ----------   ----------
New York             237           31           81            5          354        33.7%
New Jersey           107           11           35            3          156        14.8
Massachusetts        130           --           24           --          154        14.6
Pennsylvania         113            6           10            3          132        12.5
Connecticut           59           28           19           10          116        11.0
New Hampshire         28           --            3           --           31         3.0
Virginia               4           24           14           --           42         4.0
Maine                 17            1            3            1           22         2.1
Rhode Island          15            1            3           --           19         1.8
Delaware              10            1            1           --           12         1.1
Maryland               4            2            1           --            7         0.7
Florida               --            6           --           --            6         0.6
Vermont                1           --           --           --            1         0.1
                     ---          ---          ---          ---        -----       -----
   Total             725          111          194           22        1,052       100.0%
                     ===          ===          ===          ===        =====       =====

(1) Includes seven terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2)  Includes three terminal properties leased in New York.

     The properties that we lease have a remaining lease term, including renewal option terms, averaging over ten years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

                              PERCENT
                NUMBER OF    OF TOTAL      PERCENT
                  LEASES      LEASED      OF TOTAL
CALENDAR YEAR    EXPIRING   PROPERTIES   PROPERTIES
-------------   ---------   ----------   ----------
2007                16          7.4%         1.5%
2008                10          4.6          1.0
2009                17          7.9          1.6
2010                 9          4.2          0.8
2011                10          4.6          1.0
                   ---        -----         ----
Subtotal            62         28.7          5.9
                   ---        -----         ----
Thereafter         154         71.3         14.6
                   ---        -----         ----
Total              216        100.0%        20.5%
                   ===        =====         ====

     We have rights-of-first refusal to purchase or lease one hundred seventy-four of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 66% of our leased properties are subject to automatic renewal or extension options.

     In the opinion of our management, our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. We have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us at their expense.

     Two of our owned retail motor fuel and convenience store properties, with a net book value of approximately $1.3 million at December 31, 2006, are secured by mortgages with an aggregate principal balance of approximately $0.2 million at a weighted-average interest rate of 4.3% per annum. No other material mortgages, liens or encumbrances exist on our properties.

     We lease nine hundred nine retail motor fuel and convenience store properties and our ten petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an "all or nothing" basis. The Marketing Leases are "triple-net" leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses.

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

     If any lease we have with a third-party landlord for properties that we lease to Marketing is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Where we lease a property from a third-party landlord under a lease which is about to expire and does not contain options to renew, we and Marketing each have a non-exclusive right to negotiate with that third-party landlord, except at five identified locations where Marketing has the exclusive right to negotiate with the third-party landlord until six months before the lease expires. We have also agreed that if we decide to sell any property leased to Marketing under the Marketing Leases, we will first offer to sell that property to Marketing pursuant to procedures set forth in the Marketing Leases.

     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we lease to Marketing. Under the agreement, Marketing will pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing will pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2006 and 2005 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred nine scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters.

Item 3. Legal Proceedings

     In 1988 and 1989, we were named as defendants in three separate lawsuits by multiple owners of adjacent properties seeking compensatory and punitive damages for personal injury and property damages having common allegations that a leak of an underground gasoline storage tank occurred in November 1985 at one of our retail motor fuel properties. Although the first action was dismissed in January 1992 and the second action was dismissed in 1995, there is a possibility that the remaining defendants in this action may assert claims against us for contribution or indemnity in the future. We are not aware that any such claims have been asserted. The third action is still pending in New York Supreme Court, Suffolk County, remains in the pleadings stage and has remained dormant for more than eleven years. We have been advised that these plaintiffs no longer will assert claims for personal injuries, and that the property has been sold. If this litigation resumes, we will assert third-party claims against the party we believe is responsible for the contamination.

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

     In June 1991, an action was commenced in the Court of Common Pleas of Berks County, PA seeking reimbursement for cleanup costs claimed to have been incurred as a result of a petroleum release. Sun Company, Inc., Exxon Company, U.S.A and Atlantic Richfield Company have been joined as defendants. There has been no activity in the litigation since October 2003.

     In 1997, an action was commenced in the New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover monetary damages for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the Plaintiff for more than seven years.

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

     In June 1999, an action was commenced in the New York Supreme Court in Richmond County seeking monetary damages for property damage alleged to have resulted from a petroleum release in connection with a tank removal by our contractor. The action was not prosecuted by plaintiff after it filed its amended complaint and, until the recent receipt of a notice of preliminary conference, there had been little activity in the case since the filing by us of our answer and affirmative defenses. At this time, we are unable to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation

     In June 1999, an action was commenced in the New York Supreme Court in Nassau County against Marketing. The plaintiff is seeking monetary damages and alleges that he contracted acute myelogenous leukemia ("AML") as a result of exposure to benzene-containing gasoline, between 1992 and 1998, when he worked periodically at an independently owned and operated retail motor fuel property which we supplied with gasoline. The plaintiff brought another case against Mobil Oil Corporation and Island Transportation Corp. alleging that he worked at another retail motor fuel property at which Mobil gasoline was sold and that his AML was caused by his exposure to that gasoline as well. The cases have been consolidated. We are not named in the cases. However, we are indemnifying Marketing pursuant to written agreements. In September 2005 we were advised that the case was dismissed, with prejudice. In October 2005 the plaintiff filed an appeal of this dismissal and in October 2006, we were advised that the appeal was denied.

     In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to them and the cleanup of all contamination caused by them. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from underground storage tanks for which we were responsible. The State of New Jersey Department of Environmental Protection (the "NJDEP") has notified the tenant that it is responsible for the cleanup and remediation of contamination resulting from a petroleum release. Discovery is in its final stages. The court referred the matter to mediation, which continued until October 2006, when the court entered a "scheduling order" requiring the parties to prepare for trial.

     In 2000, an action was commenced in New York Supreme Court in Nassau County against us by a prior landlord to recover damages and recovery of remediation costs arising out of a petroleum release. The release dates back to 1979 and is listed as "closed" by the NYSDEC. Plaintiff has not pursued this case for more than four years.

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

     In February 2003, an action was commenced against us, Marketing and others by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. The complaint states that the plaintiffs first became aware of a problem upon detecting gasoline vapors in their basement in 1996. In response to cross motions for summary judgment, the court denied our motion and granted plaintiff's motion finding us liable for the petroleum contamination, but certified the determination for an immediate appeal. Plaintiff's expert alleges damages of $67,000.

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

     In July 2003, we were notified by the State of Rhode Island Department of Environmental Management of their Notice to Enforce compliance with a Letter of Responsibility issued by the Department in connection with a suspected petroleum release at a property that abuts property owned by us and leased to Marketing. We responded to the State's Notice in August 2003. The matter has been tendered to Marketing for defense and indemnification and we believe that Marketing is obligated to defend the matter and indemnify us pursuant to the Master Lease.

     In July 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection ("MDEP") seeking reimbursement of costs claimed to have been incurred by them in connection with the remediation of contamination found at a retail motor fuel property, purportedly linked to numerous gasoline spills in the late 1980's. We have denied liability for the claim and discovered substantial evidence that links the contamination to gasoline releases of another company who has operated at the property since we discontinued our operations at the property. We have requested that the MDEP investigate the possibility that such other company is the responsible party.

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

     In September 2003, we were notified by the NJDEP that we may be responsible for damages to natural resources ("NRD") by reason of a petroleum release at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have remediated the resulting contamination at the property in accordance with a plan approved by the State and continue required sampling of monitoring wells that were required to be installed. In addition, we have responded to the notice and met with the Department to determine whether, and to what extent, we may be responsible for NRD regarding this property and our other properties formerly supplied by us with gasoline in New Jersey. The State's right to pursue NRD, the viability of defenses to NRD, generally, and the State's method for calculating NRD are subject to ongoing litigation in the State. We are not a party to such litigation. However, the outcome of that litigation likely will affect the State's claim against us for NRD with regard to this property and, generally, our other properties in New Jersey.

     From October 2003 through December 2006 we were made a party to forty-one cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. The cases to which we are a party, together with other cases, have been removed to the federal court and consolidated for pre-trial purposes as federal multidistrict litigation in the Southern District of New York. At this time, two of the New York cases to which we are a party have been set for trial in September 2007. In June 2006, we were served with a Toxic Substance Control Act ("TSCA") Notice Letter, advising us that "prospective plaintiffs" listed on a schedule to the Notice Letter intend to file a TSCA citizens' civil action against the entities listed on a schedule to the Notice Letter, including the Company's subsidiaries, based upon alleged failure by such entities to provide information to the EPA regarding MTBE as may be required by the TSCA, and declaring that such action will be filed unless such information is delivered. We do not believe that we have any such information. In any event, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

     In March 2004, an action was commenced in the New York Supreme Court in Nassau County by the owners of a property formerly operated by a subsidiary of the Company. The litigation demanded reimbursement for costs in the approximate amount incurred in connection with the removal of contaminated soil. In December 2006, we settled the matter in consideration for a payment by us of $196,000.

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

     In February 2006, an action was commenced in the Supreme Court in Westchester County, New York against us and Marketing to recover cleanup and remediation costs related to a petroleum release and for monetary damages in excess of $1.0 million for, among other things, lost rent and diminution of property value. Although we have conducted, and continue to conduct, remediation activities at the property, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.

     In May 2006, we were advised of an action in the Superior Court of New Jersey, Middlesex County, against our subsidiary, brought by Texaco, Inc. seeking contractual indemnification for monetary damages to the extent suffered in the litigation arising out of remediation of contaminated soil. The litigation is in the initial discovery phase. Since Texaco's liability may have been discharged in its Chapter 11 case, it is not clear at this time whether our subsidiary will have any liability.

     In May 2006, we were advised (but not yet served) of third party complaint filed in an action in the Superior Court of New Jersey, Essex County, against Getty Oil, Inc. and John Doe Corporations, filed by a property owner seeking to impose upon third parties (that may include a subsidiary of the Company) responsibility for damages it may suffer in the action for claims brought against it under federal environmental laws, the State's Spill Act, the State's Water Pollution Act and other theories of liability. It is not clear at this time whether the Company or any of its subsidiaries would have any liability for the asserted claims or whether or to what extent such liability would be covered by the Company's settlement agreement with ChevronTexaco in connection with pre-1985 contamination at the Newark Terminal property, which is near the property that is the subject of the litigation. Accordingly, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.

     In August 2006, we were advised by the State of Maryland Department of the Environment of the discovery of contaminated soil at a retail motor fuel property that was supplied by us with gasoline. We do not believe that we have any liability in connection with such contamination.

     In August 2006, an action was commenced against us and our subsidiary in the Circuit Court, Madison County, Illinois seeking a recovery of damages arising out of the death of a person allegedly exposed to asbestos at our subsidiary's premises. We do not believe that there is any basis for a claim against us and are in the process of determining whether there is any basis at all for the claim against our subsidiary.

     In October 2006, an action was commenced against us in the New York State Supreme Court in Albany County by a property owner seeking reimbursement of the costs of cleanup and remediation of petroleum contamination at property that was supplied by us with gasoline. It appears from the pleadings filed by the plaintiff that they have confused Getty Refining and Marketing Inc. (a nonaffiliated entity acquired by Texaco Refining and Marketing Inc.) with Getty Petroleum Corp. (now known as Getty Properties Corp.).

     In December 2006, an action was commenced by the New Jersey Schools Corporation (NJSC) in the Superior Court of New Jersey, Union County seeking reimbursement for costs of approximately $1.0 million related to the removal of abandoned USTs and remediation of soil contamination at a retail motor fuel property that they acquired from us by eminent domain. Prior to the taking, the property was leased to and operated by Marketing. We believe that, under the terms of the Master Lease, Marketing is responsible for such costs.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the three months ended December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information in response to this item is incorporated herein by reference to information under the headings "Capital Stock, Stock Performance Graph and Certifications - Capital Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Annual Report to Shareholders.

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

Item 8. Financial Statements and Supplementary Data

     Information in response to this item is incorporated herein by reference to the financial statements and supplementary financial information in our Annual Report to Shareholders under the headings "Getty Realty Corp. and Subsidiaries - Consolidated Statements of Operations, "--Consolidated Statements of Comprehensive Income, "--Consolidated Balance Sheets," "--Consolidated Statements of Cash Flows," "--Notes to Consolidated Financial Statements" (including the supplementary financial information contained in Note 9 "Quarterly Financial Data") and "Report of Independent Registered Public Accounting Firm."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm which audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting which is incorporated herein by reference to the information under the heading "Report of Independent Registered Public Accounting Firm" in our Annual Report to Shareholders.

     There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

     Information with respect to compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information with respect to directors, the audit committee and the audit committee financial expert, and procedures by which shareholders may recommend to nominees to the board of directors in response to this item is incorporated herein by reference to information under the headings "Election of Directors" and "Directors' Meetings, Committees and Executive Officers" in the Proxy Statement. The following table lists our executive officers, their respective ages, and the offices and positions held.

     NAME             AGE                         POSITION                          OFFICER SINCE
     ----             ---   -----------------------------------------------------   -------------
Leo Liebowitz          79   Chairman and Chief Executive Officer                         1971
Andrew M. Smith        54   President, Secretary and Chief Legal Officer                 2003
Kevin C. Shea          47   Executive Vice President                                     2001
Thomas J. Stirnweis    48   Vice President, Treasurer and Chief Financial Officer        2001

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

     There are no family relationships between any of its directors or executive officers.

     The Getty Realty Corp. Business Conduct Guidelines ("Code of Ethics"), which applies to all employees, including our chief executive officer and chief financial officer, is available on our website at www.gettyrealty.com.

Item 11. Executive Compensation

     Information in response to this item is incorporated herein by reference to information under the heading "Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this item is incorporated herein by reference to information under the heading "Beneficial Ownership of Capital Stock" and "Executive Compensation - Compensation Discussion and Analysis - Equity Compensation - Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

     There were no such relationships or transactions to report for the year ended December 31, 2006. Information with respect to director independence is incorporated herein by reference to information under the heading "Directors' Meetings, Committees and Executive Officers - Independence of Directors" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information in response to this item is incorporated herein by reference to information under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 21 are incorporated herein by reference to our Annual Report to Shareholders.

     2. Financial Statement Schedules

     The financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 21 are filed as part of this Annual Report on Form 10-K.

     3. Exhibits

     The exhibits listed in the Exhibit Index are filed (or furnished, as applicable) as part of this Annual Report on Form 10-K.

              GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
               FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                Items 15(a) 1 & 2

                                                                                                         REFERENCE
                                                                                                --------------------------
                                                                                                2006 ANNUAL    2006 ANNUAL
                                                                                                 REPORT ON      REPORT TO
                                                                                                 FORM 10-K    SHAREHOLDERS
                                                                                                  (PAGES)        (PAGES)
                                                                                                -----------   ------------
Data incorporated by reference from attached 2006 Annual Report to Shareholders of Getty
   Realty Corp.
Report of Independent Registered Public Accounting Firm                                                            21
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004                         22
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006,
   2005 and 2004                                                                                                   22
Consolidated Balance Sheets as of December 31, 2006 and 2005                                                       23
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004                         24
Notes to Consolidated Financial Statements                                                                        25-35
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules             22
Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31,
  2006, 2005 and 2004                                                                                23
Schedule III - Real Estate and Accumulated Depreciation and Amortization                           24-35

     All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

     The financial statements listed in the above index which are included in the 2006 Annual Report to Shareholders are hereby incorporated by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2007 appearing in the 2006 Annual Report to Shareholders of Getty Realty Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of these financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2007

                       GETTY REALTY CORP. and SUBSIDIARIES
          SCHEDULE II -- VALUATION and QUALIFYING ACCOUNTS and RESERVES
              for the years ended December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                     BALANCE AT                            BALANCE
                                                                      BEGINNING                             AT END
                                                                       OF YEAR    ADDITIONS   DEDUCTIONS   OF YEAR
                                                                     ----------   ---------   ----------   -------
December 31, 2006:
Allowance for mortgages and accounts receivable                         $ 29        $ 44         $ 43        $ 30
Allowance for recoveries from state underground storage tank funds      $750        $ --         $100        $650
December 31, 2005:
Allowance for mortgages and accounts receivable                         $  5        $ 24         $ --        $ 29
Allowance for recoveries from state underground storage tank funds      $910        $ --         $160        $750
December 31, 2004:
Allowance for mortgages and accounts receivable                         $355        $ --         $350        $  5
Allowance for recoveries from state underground storage tank funds      $580        $330         $ --        $910

                       GETTY REALTY CORP. and SUBSIDIARIES
    SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION for the years ended December 31, 2006, 2005 and 2004
                                 (in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

                                                2006        2005        2004
                                             ---------   ---------   ---------
Investment in real estate:
Balance at beginning of year                 $ 370,495   $ 346,590   $ 318,222
   Acquisitions                                 15,496      29,566      29,812
   Capital expenditures                             42           7         756
   Sales and condemnations                      (1,416)     (1,434)     (1,131)
   Lease terminations                           (1,059)     (4,234)     (1,069)
                                             ---------   ---------   ---------
Balance at end of year                       $ 383,558   $ 370,495   $ 346,590
                                             =========   =========   =========
Accumulated depreciation and amortization:
Balance at beginning of year                 $ 109,800   $ 106,463   $ 100,488
   Depreciation and amortization expense         7,883       8,113       7,490
   Sales and condemnations                        (535)       (542)       (446)
   Lease terminations                           (1,059)     (4,234)     (1,069)
                                             ---------   ---------   ---------
Balance at end of year                       $ 116,089   $ 109,800   $ 106,463
                                             =========   =========   =========

     Two of our owned retail motor fuel and convenience store properties, indicated by an asterisk (*) in the table below, with a net book value of approximately $1.3 million as of December 31, 2006 are secured by mortgages with an aggregate principal balance of approximately $0.2 million at a weighted-average interest rate of 4.3% per annum. No other material mortgages, liens or encumbrances exist on our properties.

                            INITIAL COST                                                                               DATE OF
                            OF LEASEHOLD                                                                               INITIAL
                                 OR            COST                 GROSS AMOUNT AT WHICH                             LEASEHOLD
                             ACQUISITION   CAPITALIZED           CARRIED AT CLOSE OF PERIOD                               OR
                             INVESTMENT     SUBSEQUENT   ------------------------------------------                  ACQUISITION
                                 TO         TO INITIAL                  BUILDING AND                   ACCUMULATED    INVESTMENT
DESCRIPTION                  COMPANY (1)    INVESTMENT       LAND       IMPROVEMENTS      TOTAL       DEPRECIATION       (1)
-----------                 ------------   -----------   ------------   ------------   ------------   ------------   -----------
BROOKLYN, NY                $   282,104    $   301,052   $    176,292   $    406,864   $    583,156   $    342,443   1967
JAMAICA, NY                      12,000        295,750         12,000        295,750        307,750        173,518   1970
REGO PARK, NY                    33,745        281,380         23,000        292,125        315,125        210,879   1974
BROOKLYN, NY                     74,808        125,120         30,694        169,234        199,928        162,973   1967
BRONX, NY                        60,000        353,955         60,800        353,155        413,955        248,990   1965
CORONA, NY                      114,247        300,172        112,800        301,619        414,419        185,787   1965
BRONX, NY                       124,600        251,284        124,600        251,284        375,884        218,509   1965
OCEANSIDE, NY                    40,378        169,929         40,000        170,307        210,307        128,135   1970
BLUEPOINT, NY                    96,163        118,524         96,068        118,619        214,687        108,945   1972
BRENTWOOD, NY                   253,058         84,485        125,000        212,543        337,543        189,851   1968
BAY SHORE, NY                    47,685        289,972              0        337,657        337,657        335,330   1969
ALBERTSON, NY                    41,023        114,970         40,000        115,993        155,993        113,525   1969
OSSINING, NY                     70,557         83,939         43,357        111,139        154,496        105,047   1977
PELHAM MANOR, NY                127,304         85,087         75,800        136,591        212,391        118,472   1972
BRONX, NY                             0        293,507              0        293,507        293,507        181,639   1972
BROOKLYN, NY                          0        365,767              0        365,767        365,767        288,760   1970
POUGHKEEPSIE, NY                 32,885        168,354         35,904        165,335        201,239        153,698   1971
CARMEL, NY                       20,419        158,943         20,750        158,612        179,362        152,243   1970
KINGSTON, NY                     68,341        115,961         44,379        139,923        184,302        134,849   1971
WAPPINGERS FALLS, NY            114,185        159,162        111,785        161,562        273,347        148,006   1971
STONY POINT, NY                  59,329        203,448         55,800        206,977        262,777        194,846   1971
KINGSTON, NY                     29,010        159,986         12,721        176,275        188,996        163,638   1972
POUGHKEEPSIE, NY                 63,030        158,415         26,226        195,219        221,445        193,779   1972
LAGRANGEVILLE, NY               129,133        101,140         64,626        165,647        230,273        162,941   1972
BRONX, NY                       128,419        221,197        100,681        248,935        349,616        177,538   1972
RAHWAY, NJ                       89,157         65,483         48,083        106,557        154,640        101,050   1972
STATEN ISLAND, NY                40,598        256,262         26,050        270,810        296,860        175,196   1973
BRONX, NY                       141,322        141,909         86,800        196,431        283,231        177,418   1972
NEW YORK, NY                    125,923        168,772         78,125        216,570        294,695        210,980   1972
JAMAICA, NY                      95,713         59,943         68,400         87,256        155,656         80,559   1972
MIDDLE VILLAGE, NY              130,684         73,741         89,960        114,465        204,425        104,271   1972
LONG ISLAND CITY, NY             90,895         91,386         60,030        122,251        182,281        109,431   1972
BROOKLYN, NY                    100,000        254,503         66,890        287,613        354,503        218,686   1972
ROCKAWAY BEACH, NY              110,676         51,519         79,200         82,995        162,195         80,278   1972

BROOKLYN, NY                    135,693         91,946        100,035        127,604        227,639        100,743   1972
BROOKLYN, NY                    147,795        228,379        103,815        272,359        376,174        214,974   1972
STATEN ISLAND, NY               101,033        371,591         75,650        396,974        472,624        240,730   1972
STATEN ISLAND, NY                25,000        351,829              0        376,829        376,829        235,654   1972
BRONX, NY                       543,833        693,438        473,695        763,576      1,237,271        739,628   1970
BRONX, NY                        90,176        183,197         40,176        233,197        273,373        187,178   1976
BRONX, NY                        82,141        106,173         32,941        155,373        188,314        141,674   1972
BRONX, NY                        92,207        120,758         47,207        165,758        212,965        133,048   1972
BRONX, NY                       105,176         70,736         40,176        135,736        175,912        110,993   1968
BRONX, NY                        45,044        196,956         10,044        231,956        242,000        189,174   1976
BRONX, NY                       128,049        315,917         83,849        360,117        443,966        227,539   1972
BRONX, NY                       130,396        184,222         90,396        224,222        314,618        190,897   1972
BRONX, NY                       118,025        290,298         73,025        335,298        408,323        256,873   1972
BRONX, NY                        70,132        322,265         30,132        362,265        392,397        241,042   1972
BRONX, NY                        78,168        450,267         65,680        462,755        528,435        307,119   1972
BRONX, NY                        69,150        300,279         34,150        335,279        369,429        223,598   1972
YONKERS, NY                     291,348        170,478        216,348        245,478        461,826        212,392   1972
SLEEPY HOLLOW, NY               280,825        102,486        129,744        253,567        383,311        241,045   1969
OLD BRIDGE, NJ                   85,617        109,980         56,190        139,407        195,597        135,300   1972
BREWSTER, NY                    117,603         78,076         72,403        123,276        195,679        112,617   1972
FLUSHING, NY                    118,309        280,435         78,309        320,435        398,744        201,152   1973
VALLEY COTTAGE, NY               68,997         87,862         69,797         87,062        156,859         78,804   1972
BRONX, NY                             0        278,517              0        278,517        278,517        190,121   1976
STATEN ISLAND, NY               173,667        133,198        113,369        193,496        306,865        170,218   1976
BRIARCLIFF MANOR, NY            652,213        103,753        501,687        254,279        755,966        206,673   1976
BRONX, NY                        84,268         81,701         56,285        109,684        165,969         94,948   1976
BRONX, NY                        95,328        102,639         73,750        124,217        197,967        112,013   1976
BRONX, NY                        88,865        193,679         63,315        219,229        282,544        214,631   1976
NEW YORK, NY                    106,363        103,035         79,275        130,123        209,398        124,063   1976
NEW YORK, NY                     85,037         76,357         58,286        103,108        161,394         94,910   1976
NEW YORK, NY                    146,159        407,286         43,461        509,984        553,445        343,986   1976
GLENDALE, NY                    124,438        287,907         86,160        326,185        412,345        244,312   1976
OZONE PARK, NY                   57,289        331,799         44,715        344,373        389,088        260,272   1976
LONG ISLAND CITY, NY            106,592        151,819         73,260        185,151        258,411        142,076   1976
RIDGE, NY                       276,942         73,821        200,000        150,763        350,763        110,637   1977
LAKE RONKONKOMA, NY                   0        176,622              0        176,622        176,622        166,744   1977
KEYPORT, NJ                      62,702         92,856         38,452        117,106        155,558        115,129   1977
NEW CITY, NY                    180,979        100,597        109,025        172,551        281,576        169,794   1978
W. HAVERSTRAW, NY               194,181         38,141        140,000         92,322        232,322         79,263   1978
PIERMONT, NY                    151,125         31,470         90,675         91,920        182,595         91,920   1978
STATEN ISLAND, NY                     0        301,713              0        301,713        301,713        175,223   1978
BROOKLYN, NY                     74,928        250,382         44,957        280,353        325,310        181,878   1978
WEST ISLIP, NY                   87,103         84,057         44,957        126,203        171,160        123,209   1978
RONKONKOMA, NY                   76,478        208,121         46,057        238,542        284,599        230,161   1978
STONY BROOK, NY                 175,921         44,529        105,000        115,450        220,450        112,394   1978
MILLER PLACE, NY                110,000        103,160         66,000        147,160        213,160        142,885   1978
LAKE RONKONKOMA, NY              87,097        156,576         51,000        192,673        243,673        184,728   1978
E. PATCHOGUE, NY                 57,049        210,390         34,213        233,226        267,439        228,212   1978
AMITYVILLE, NY                   70,246        139,953         42,148        168,051        210,199        168,051   1978
BETHPAGE, NY                    210,990         38,356        126,000        123,346        249,346        122,301   1978
HUNTINGTON STATION, NY          140,735         52,045         84,000        108,780        192,780        106,944   1978
BALDWIN, NY                     101,952        106,328         61,552        146,728        208,280        105,023   1978
ELMONT, NY                      388,848        114,933        231,000        272,781        503,781        230,157   1978
NORTH BABYLON, NY                91,888        117,066         59,059        149,895        208,954        144,501   1978
CENTRAL ISLIP, NY               103,183        151,449         61,435        193,197        254,632        193,096   1978
WHITE PLAINS, NY                120,393         67,315              0        187,708        187,708        174,169   1979
OZONE PARK, NY                        0        217,234              0        217,234        217,234        135,027   1978
STATEN ISLAND, NY                     0        222,525              0        222,525        222,525        130,896   1981
BROOKLYN, NY                    116,328        232,254         75,000        273,582        348,582        169,806   1980
LONG ISLAND CITY, NY            191,420        390,783        116,554        465,649        582,203        285,567   1981
BAY SHORE, NY                   156,382        123,032         85,854        193,560        279,414        184,666   1981
N. WHITE PLAINS, NY                   0        154,131              0        154,131        154,131        122,866   1983
BRIDGEPORT, CT                   58,956        106,709         24,000        141,665        165,665        133,388   1982
BRISTOL, CT                     108,808         81,684         44,000        146,492        190,492        139,291   1982
CROMWELL, CT                     70,017        183,119         24,000        229,136        253,136        229,136   1982
EAST HARTFORD, CT               208,004         60,493         84,000        184,497        268,497        183,275   1982
FRANKLIN, CT                     50,904        168,470         20,232        199,142        219,374        197,235   1982
MANCHESTER, CT                   65,590        156,628         64,750        157,468        222,218        156,335   1982
MERIDEN, CT                     207,873         39,829         84,000        163,702        247,702        161,853   1982
NEW MILFORD, CT                 113,947        121,174              0        235,121        235,121        229,219   1982
NORWALK, CT                     257,308        128,940        104,000        282,248        386,248        279,781   1982
NORWICH, CT                     107,632         50,507         44,000        114,139        158,139        114,139   1982
WAUREGAN, CT                     84,605         85,768         34,000        136,373        170,373        136,205   1982
SOUTHINGTON, CT                 115,750        158,561         70,750        203,561        274,311        202,777   1982

SOUTH WINDSOR, CT                82,308         75,784         34,000        124,092        158,092        122,064   1982
TERRYVILLE, CT                  182,308         98,911         74,000        207,219        281,219        206,923   1982
TOLLAND, CT                     107,902        100,178         44,000        164,080        208,080        158,993   1982
WATERBURY, CT                   107,308         57,267         44,000        120,575        164,575        119,878   1982
WATERFORD, CT                    76,981        133,059              0        210,040        210,040        195,615   1982
WEST HAVEN, CT                  185,138         48,619         74,000        159,757        233,757        156,763   1982
AGAWAM, MA                       65,000        120,665              0        185,665        185,665        181,321   1982
GRANBY, MA                       58,804        232,477         24,000        267,281        291,281        179,248   1982
GREAT BARRINGTON, MA             30,000        124,074          6,000        148,074        154,074        133,206   1982
HADLEY, MA                      119,276         68,748         36,080        151,944        188,024        145,563   1982
NORTH ADAMS, MA                  97,126         57,922         40,000        115,048        155,048        111,302   1982
PITTSFIELD, MA                   97,153         87,874         40,000        145,027        185,027        144,294   1982
PITTSFIELD, MA                  123,167        118,273         50,000        191,440        241,440        190,266   1982
SOUTH HADLEY, MA                232,445         54,351         90,000        196,796        286,796        188,831   1982
SPRINGFIELD, MA                 139,373        239,713         50,000        329,086        379,086        221,059   1983
SPRINGFIELD, MA                       0        239,087              0        239,087        239,087        162,835   1984
SPRINGFIELD, MA                 122,787        105,706         50,000        178,493        228,493        174,743   1982
WESTFIELD, MA                   123,323         96,093         50,000        169,416        219,416        164,788   1982
OSSINING, NY                    140,992        104,761         97,527        148,226        245,753        138,442   1982
FREEHOLD, NJ                    494,275         68,507        402,834        159,948        562,782         82,044   1978
HOWELL, NJ                        9,750        174,857              0        184,607        184,607        183,591   1978
LAKEWOOD, NJ                    130,148         77,265         70,148        137,265        207,413        130,453   1978
NORTH PLAINFIELD, NJ            227,190        239,709        175,000        291,899        466,899        277,584   1978
SOUTH AMBOY, NJ                 299,678         94,088        178,950        214,816        393,766        212,250   1978
ANDOVER, NJ                      81,368         83,049         37,997        126,420        164,417        123,437   1982
GLEN HEAD, NY                   234,395        192,295        102,645        324,045        426,690        324,045   1982
NEW ROCHELLE, NY                188,932         34,649        103,932        119,649        223,581        118,121   1982
ELMONT, NY                      108,348         85,793         64,290        129,851        194,141         88,281   1982
NORTH BRANFORD, CT              130,057         23,436         83,088         70,405        153,493         70,058   1982
MERIDEN, CT                     126,188        106,805         72,344        160,649        232,993        146,154   1982
PLAINVILLE, CT                   80,000        290,433              0        370,433        370,433        292,834   1983
FRANKLIN SQUARE, NY             152,572        121,756        137,315        137,013        274,328         85,397   1978
SEAFORD, NY                      32,000        157,665              0        189,665        189,665        148,707   1978
BROOKLYN, NY                    276,831        376,706        168,423        485,114        653,537        315,731   1978
NEW HAVEN, CT                 1,412,860         56,420        898,470        570,810      1,469,280        240,901   1985
BRISTOL, CT                     359,906              0              0        359,906        359,906         77,981   2004
BRISTOL, CT                   1,594,129              0      1,036,184        557,945      1,594,129         48,356   2004
BRISTOL, CT                     253,639              0        149,553        104,086        253,639          9,020   2004
BRISTOL, CT                     365,028              0        237,268        127,760        365,028         11,072   2004
COBALT, CT                      395,683              0              0        395,683        395,683         85,731   2004
DURHAM, CT                      993,909              0              0        993,909        993,909        215,347   2004
ELLINGTON, CT                 1,294,889              0        841,678        453,211      1,294,889         39,277   2004
ENFIELD, CT                     259,881              0              0        259,881        259,881         66,244   2004
FARMINGTON, CT                  466,271              0        303,076        163,195        466,271         14,144   2004
HARTFORD, CT                    664,966              0        432,228        232,738        664,966         20,172   2004
HARTFORD, CT                    570,898              0        371,084        199,814        570,898         17,318   2004
MERIDEN, CT                   1,531,772              0        989,165        542,607      1,531,772         48,323   2004
MIDDLETOWN, CT                1,038,592              0        675,085        363,507      1,038,592         31,503   2004
NEW BRITAIN, CT                 390,497              0        253,823        136,674        390,497         11,845   2004
NEWINGTON, CT                   953,512              0        619,783        333,729        953,512         28,923   2004
NORTH HAVEN, CT                 405,389              0        251,985        153,404        405,389         16,879   2004
PLAINVILLE, CT                  544,503              0        353,927        190,576        544,503         16,517   2004
PLYMOUTH, CT                    930,885              0        605,075        325,810        930,885         28,236   2004
SOUTH WINDHAM, CT               644,141        179,702        598,394        225,449        823,843         19,539   2004
SOUTH WINDSOR, CT               544,857              0        336,737        208,120        544,857         28,620   2004
SUFFIELD, CT                    237,401        602,635        200,878        639,158        840,036         97,620   2004
VERNON, CT                    1,434,223              0              0      1,434,223      1,434,223        310,748   2004
WALLINGFORD, CT                 550,553              0        334,901        215,652        550,553         23,281   2004
WALLINGFORD, CT                 310,314              0              0        310,314        310,314         67,234   2004
WATERBURY, CT                   804,040              0        516,387        287,653        804,040         27,298   2004
WATERBURY, CT                   515,172              0        334,862        180,310        515,172         15,626   2004
WATERBURY, CT                   468,469              0        304,505        163,964        468,469         14,211   2004
WATERTOWN, CT                   924,586              0        566,986        357,600        924,586         49,122   2004
WETHERSFIELD, CT                446,610              0              0        446,610        446,610         96,766   2004
WEST HAVEN, CT                1,214,831              0        789,640        425,191      1,214,831         36,851   2004
WESTBROOK, CT                   344,881              0              0        344,881        344,881         74,724   2004
WILLIMANTIC, CT                 716,782              0        465,908        250,874        716,782         21,743   2004
WINDSOR, CT                   1,042,081              0        669,804        372,277      1,042,081         80,661   2004
WINDSOR LOCKS, CT             1,433,330              0              0      1,433,330      1,433,330        310,555   2004
WINDSOR LOCKS, CT               360,664              0              0        360,664        360,664         31,259   2004
BLOOMFIELD, CT                  141,452         54,786         90,000        106,238        196,238         93,497   1986
SIMSBURY, CT                    317,704        144,637        206,700        255,641        462,341        163,240   1985
RIDGEFIELD, CT                  535,140         33,590        347,900        220,830        568,730         97,038   1985
BRIDGEPORT, CT                  349,500         56,209        227,600        178,109        405,709         96,266   1985

NORWALK, CT                      510,760       209,820        332,200        388,380        720,580        200,833       1985
BRIDGEPORT, CT                   313,400        20,303        204,100        129,603        333,703         57,534       1985
STAMFORD, CT                     506,860        15,635        329,700        192,795        522,495         76,914       1985
BRIDGEPORT, CT                   245,100        20,652        159,600        106,152        265,752         48,919       1985
BRIDGEPORT, CT                   313,400        24,314        204,100        133,614        337,714         60,465       1985
BRIDGEPORT, CT                   377,600        83,549        245,900        215,249        461,149        130,523       1985
BRIDGEPORT, CT                   526,775        63,505        342,700        247,580        590,280        126,195       1985
BRIDGEPORT, CT                   338,415        27,786        219,800        146,401        366,201         67,232       1985
NEW HAVEN, CT                    538,400       176,230        350,600        364,030        714,630        242,415       1985
DARIEN, CT                       667,180        26,061        434,300        258,941        693,241        107,113       1985
WESTPORT, CT                     603,260        23,070        392,500        233,830        626,330         92,921       1985
STAMFORD, CT                     603,260       112,305        392,500        323,065        715,565        182,285       1985
STAMFORD, CT                     506,580        40,429        329,700        217,309        547,009         98,856       1985
GUILFORD, CT                     147,071        28,486         30,000        145,557        175,557         92,941       1993
STRATFORD, CT                    301,300        70,735        196,200        175,835        372,035        100,178       1985
STRATFORD, CT                    285,200        14,728        185,700        114,228        299,928         48,828       1985
CHESHIRE, CT                     490,200        19,050        319,200        190,050        509,250         79,317       1985
MILFORD, CT                      293,512        43,846        191,000        146,358        337,358         76,446       1985
FAIRFIELD, CT                    430,000        13,631        280,000        163,631        443,631         64,724       1985
HARTFORD, CT                     233,000        32,563        151,700        113,863        265,563         57,358       1985
NEW HAVEN, CT                    217,000        23,889        141,300         99,589        240,889         49,380       1985
RIDGEFIELD, CT                   401,630        47,610        166,861        282,379        449,240        273,074       1985
BRIDGEPORT, CT                   346,442        16,990        230,000        133,432        363,432        120,543       1985
WILTON, CT                       518,881        71,425        337,500        252,806        590,306        127,032       1985
MIDDLETOWN, CT                   133,022        86,915        131,312         88,625        219,937         88,625       1987
EAST HARTFORD, CT                555,826        13,797        301,322        268,301        569,623         52,700       1991
WATERTOWN, CT                    351,771        58,812        204,027        206,556        410,583         93,952       1992
AVON, CT                         730,886             0        402,949        327,937        730,886         66,896       2002
WILMINGTON, DE                   309,300        67,834        201,400        175,734        377,134         93,218       1985
ST. GEORGES, DE                  498,200       222,596        324,725        396,071        720,796        262,123       1985
WILMINGTON, DE                   313,400       103,748        204,100        213,048        417,148        123,103       1985
WILMINGTON, DE                   242,800        32,615        158,100        117,315        275,415         62,826       1985
WILMINGTON, DE                   381,700       156,704        248,600        289,804        538,404        152,223       1985
CLAYMONT, DE                     237,200        30,878        151,700        116,378        268,078         62,516       1985
NEWARK, DE                       578,600       166,781        376,800        368,581        745,381        205,303       1985
NEWARK, DE                       405,800        35,844        264,300        177,344        441,644         84,123       1985
WILMINGTON, DE                   369,600        38,077        240,700        166,977        407,677         82,006       1985
WILMINGTON, DE                   446,000        33,323        290,400        188,923        479,323         86,674       1985
WILMINGTON, DE                   337,500        21,971        219,800        139,671        359,471         62,601       1985
SOUTH PORTLAND, ME               176,700         6,938        115,100         68,538        183,638         27,589       1985
LEWISTON, ME                     341,900        89,500        222,400        209,000        431,400        130,314       1985
PORTLAND, ME                     325,400        42,652        211,900        156,152        368,052         69,012       1985
BIDDEFORD, ME                    723,100         8,009        470,900        260,209        731,109         97,800       1985
SACO, ME                         204,006        37,173        150,694         90,485        241,179         89,713       1986
SANFORD, ME                      265,523         9,178        201,316         73,385        274,701         73,304       1986
WESTBROOK, ME                     93,345       193,654         50,431        236,568        286,999        172,966       1986
WISCASSET, ME                    156,587        33,455         90,837         99,205        190,042         98,803       1986
AUBURN, ME                       105,908        77,928        105,908         77,928        183,836         77,331       1986
SOUTH PORTLAND, ME               180,689        84,980        110,689        154,980        265,669        154,980       1986
LEWISTON, ME                     180,338        62,629        101,338        141,629        242,967        138,664       1986
N. WINDHAM, ME                   161,365        53,923         86,365        128,923        215,288        128,630       1986
BALTIMORE, MD                    474,100       176,067        308,700        341,467        650,167        167,034       1985
RANDALLSTOWN, MD                 590,600        33,594        384,600        239,594        624,194        107,068       1985
EMMITSBURG, MD                   146,949        73,613        101,949        118,613        220,562        118,266       1986
MILFORD, MA                            0       214,331              0        214,331        214,331        140,138       1985
AGAWAM, MA                       209,555        63,621        136,000        137,176        273,176         86,447       1985
S. WEYMOUTH, MA                  211,891        44,893        256,784              0        256,784              0       1985
WESTFIELD, MA                    289,580        38,615        188,400        139,795        328,195         73,700       1985
WEST ROXBURY, MA                 490,200        23,134        319,200        194,134        513,334         78,587       1985
MAYNARD, MA                      735,200        12,714        478,800        269,114        747,914        101,699       1985
GARDNER, MA                    1,008,400        73,740        656,700        425,440      1,082,140        182,957       1985
STOUGHTON, MA                    775,300        34,554        504,900        304,954        809,854        125,347       1985
ARLINGTON, MA                    518,300        27,906        337,500        208,706        546,206         91,277       1985
METHUEN, MA                      379,664        64,941        245,900        198,705        444,605        109,238       1985
BELMONT, MA                      301,300        27,938        196,200        133,038        329,238         62,747       1985
RANDOLPH, MA                     743,200        25,069        484,000        284,269        768,269        114,021       1985
ROCKLAND, MA                     534,300        23,616        347,900        210,016        557,916         88,551       1985
WATERTOWN, MA                    357,500       296,588        321,030        333,058        654,088        180,234       1985
READING, MA                      261,100        12,829        170,000        103,929        273,929         40,472       1985
WEYMOUTH, MA                     643,297        36,516        418,600        261,213        679,813        109,790       1985
DEDHAM, MA                       225,824        19,150        125,824        119,150        244,974        117,361       1987
HINGHAM, MA                      352,606        22,484        242,520        132,570        375,090        129,197       1989
ASHLAND, MA                      606,700        17,424        395,100        229,024        624,124         87,487       1985
WOBURN, MA                       507,600       294,303        507,600        294,303        801,903        117,451       1985

BELMONT, MA                      389,700        28,871        253,800        164,771        418,571         74,135       1985
HYDE PARK, MA                    499,175        29,673        321,800        207,048        528,848         93,960       1985
EVERETT, MA                      269,500       190,931        269,500        190,931        460,431         97,913       1985
PITTSFIELD, MA                   281,200        51,100        183,100        149,200        332,300         83,328       1985
NORTH ATTLEBORO, MA              662,900        16,549        431,700        247,749        679,449         96,568       1985
WORCESTER, MA                    497,642        67,806        321,800        243,648        565,448        131,814       1985
NEW BEDFORD, MA                  522,300        18,274        340,100        200,474        540,574         79,645       1985
TAUNTON, MA                            0       180,724              0        180,724        180,724        108,674       1989
FALL RIVER, MA                   859,800        24,423        559,900        324,323        884,223        126,538       1985
WORCESTER, MA                    385,600        21,339        251,100        155,839        406,939         67,778       1985
WEBSTER, MA                    1,012,400        67,645        659,300        420,745      1,080,045        188,710       1985
CLINTON, MA                      586,600        52,725        382,000        257,325        639,325        118,074       1985
FOXBOROUGH, MA                   426,593        34,403        325,000        135,996        460,996        116,968       1990
CLINTON, MA                      385,600        95,698        251,100        230,198        481,298        139,516       1985
HYANNIS, MA                      650,800        42,552        423,800        269,552        693,352        122,912       1985
HOLYOKE, MA                      329,500        38,345        214,600        153,245        367,845         74,932       1985
NEWTON, MA                       691,000        42,832        450,000        283,832        733,832        118,726       1985
FALMOUTH, MA                     519,382        43,841        458,461        104,762        563,223        101,967       1988
METHUEN, MA                      490,200        16,282        319,200        187,282        506,482         76,937       1985
ROCKLAND, MA                     578,600       185,285        376,800        387,085        763,885        198,454       1985
WILLIAMSTOWN, MA                 221,000        54,948        143,900        132,048        275,948         72,796       1985
FAIRHAVEN, MA                    725,500        48,828        470,900        303,428        774,328        136,439       1985
BELLINGHAM, MA                   734,189       132,725        476,200        390,714        866,914        209,017       1985
NEW BEDFORD, MA                  482,275        95,553        293,000        284,828        577,828        174,456       1985
SEEKONK, MA                    1,072,700        29,112        698,500        403,312      1,101,812        155,173       1985
WALPOLE, MA                      449,900        20,586        293,000        177,486        470,486         70,766       1985
NORTH ANDOVER, MA                393,700       220,132        256,400        357,432        613,832        188,073       1985
LOWELL, MA                       360,949        83,674        200,949        243,674        444,623        242,904       1985
AUBURN, MA                       175,048        30,890        125,048         80,890        205,938         80,293       1986
METHUEN, MA                      147,330       188,059         50,731        284,658        335,389        219,693       1986
GEORGETOWN, MA                   145,712        27,144        100,718         72,138        172,856         69,984       1986
IPSWICH, MA                      138,918        46,831         95,718         90,031        185,749         84,787       1986
SALISBURY, MA                    119,698        59,615         80,598         98,715        179,313         84,776       1986
BEVERLY, MA                      275,000       150,741        175,000        250,741        425,741        196,531       1986
BILLERICA, MA                    400,000       135,809        250,000        285,809        535,809        260,137       1986
HAVERHILL, MA                    400,000        17,182        225,000        192,182        417,182        191,591       1986
CHATHAM, MA                      275,000       197,302        175,000        297,302        472,302        216,334       1986
HARWICH, MA                      225,000        12,044        150,000         87,044        237,044         83,217       1986
IPSWICH, MA                      275,000        19,161        150,000        144,161        294,161        141,564       1986
LEOMINSTER, MA                   200,000        49,592        100,000        149,592        249,592        146,100       1986
LOWELL, MA                       375,000       175,969        250,000        300,969        550,969        222,922       1986
METHUEN, MA                      300,000        50,861        150,000        200,861        350,861        197,980       1986
ORLEANS, MA                      260,000        37,637        185,000        112,637        297,637        106,548       1986
PEABODY, MA                      400,000       200,363        275,000        325,363        600,363        263,392       1986
QUINCY, MA                       200,000        36,112        125,000        111,112        236,112        108,218       1986
REVERE, MA                       250,000       193,854        150,000        293,854        443,854        230,024       1986
SALEM, MA                        275,000        25,393        175,000        125,393        300,393        122,839       1986
TEWKSBURY, MA                    125,000        90,338         75,000        140,338        215,338        126,276       1986
FALMOUTH, MA                     150,000       322,942         75,000        397,942        472,942        277,523       1986
WEST YARMOUTH, MA                225,000        33,165        125,000        133,165        258,165        131,659       1986
WESTFORD, MA                     275,000       196,493        175,000        296,493        471,493        219,311       1986
WOBURN, MA                       350,000        45,681        200,000        195,681        395,681        192,071       1986
YARMOUTHPORT, MA                 300,000        26,940        150,000        176,940        326,940        176,666       1986
BRIDGEWATER, MA                  190,360        36,762        140,000         87,122        227,122         73,873       1987
STOUGHTON, MA                          0       235,794              0        235,794        235,794        152,814       1990
WORCESTER, MA                    476,102       174,233        309,466        340,869        650,335        133,353       1991
AUBURN, MA                       369,306        27,792        240,049        157,049        397,098         41,858       1991
BARRE, MA                        535,614       163,028        348,149        350,493        698,642        125,853       1991
WORCESTER, MA                    275,866        11,674        179,313        108,227        287,540         25,630       1992
BROCKTON, MA                     275,866       194,619        179,313        291,172        470,485        136,717       1991
CLINTON, MA                      177,978        29,790        115,686         92,082        207,768         35,989       1992
WORCESTER, MA                    167,745       275,852        167,745        275,852        443,597        126,933       1991
DUDLEY, MA                       302,563       141,993        196,666        247,890        444,556         86,338       1991
FITCHBURG, MA                    311,808        16,384        202,675        125,517        328,192         30,918       1991
FRANKLIN, MA                     253,619        18,437        164,852        107,204        272,056         30,165       1988
WORCESTER, MA                    342,608        11,101        222,695        131,014        353,709         27,356       1991
HYANNIS, MA                      222,472         7,282        144,607         85,147        229,754         18,639       1991
LEOMINSTER, MA                   195,776       177,454        127,254        245,976        373,230        122,053       1991
WORCESTER, MA                    231,372       157,356        150,392        238,336        388,728        112,888       1991
NORTHBOROUGH, MA                 404,900        18,353        263,185        160,068        423,253         35,982       1993
WEST BOYLSTON, MA                311,808        28,937        202,675        138,070        340,745         41,807       1991
WORCESTER, MA                    186,877        33,510        121,470         98,917        220,387         39,137       1993
SOUTHBRIDGE, MA                        0       172,279              0        172,279        172,279        114,471       1991
SOUTH YARMOUTH, MA               275,866        49,961        179,313        146,514        325,827         52,603       1991

STERLING, MA                     476,102       165,998        309,466        332,634        642,100        123,430       1991
SUTTON, MA                       714,159       187,355        464,203        437,311        901,514        157,212       1993
WORCESTER, MA                    275,866       150,472        179,313        247,025        426,338        109,843       1991
FRAMINGHAM, MA                   297,568       203,147        193,419        307,296        500,715        146,729       1992
UPTON, MA                        428,498        24,611        278,524        174,585        453,109         45,299       1991
WESTBOROUGH, MA                  311,808       205,994        202,675        315,127        517,802        147,162       1991
HARWICHPORT, MA                  382,653       173,989        248,724        307,918        556,642        126,643       1991
WORCESTER, MA                    547,283       205,733        355,734        397,282        753,016        155,674       1991
WORCESTER, MA                    978,880       191,413        636,272        534,021      1,170,293        166,062       1991
FITCHBURG, MA                    390,276       216,589        253,679        353,186        606,865        149,709       1992
WORCESTER, MA                    146,832       140,589         95,441        191,980        287,421         95,203       1991
LEICESTER, MA                    266,968       197,898        173,529        291,337        464,866        127,339       1991
NORTH GRAFTON, MA                244,720        35,136        159,068        120,788        279,856         42,406       1991
SOUTHBRIDGE, MA                  249,169        62,205        161,960        149,414        311,374         72,023       1993
OXFORD, MA                       293,664         9,098        190,882        111,880        302,762         23,493       1993
WORCESTER, MA                    284,765        45,285        185,097        144,953        330,050         56,712       1991
ATHOL, MA                        164,629        22,016        107,009         79,636        186,645         27,416       1991
FITCHBURG, MA                    142,383       194,291         92,549        244,125        336,674        118,283       1992
WORCESTER, MA                    271,417       183,331        176,421        278,327        454,748        128,216       1991
ORANGE, MA                       476,102         4,015        309,466        170,651        480,117         28,453       1991
FRAMINGHAM, MA                   400,449        22,280        260,294        162,435        422,729         40,326       1991
MILFORD, MA                            0       262,436              0        262,436        262,436        149,998       1991
AUBURN, MA                             0       167,147              0        167,147        167,147         89,919       1996
MANCHESTER, NH                   249,100        22,857        162,200        109,757        271,957         47,070       1985
MANCHESTER, NH                   261,100        36,404        170,000        127,504        297,504         57,838       1985
CONCORD, NH                      233,400        68,292        151,700        149,992        301,692         90,451       1985
DERRY, NH*                       417,988        16,295        157,988        276,295        434,283        275,033       1987
PLAISTOW, NH                     300,406       117,924        244,694        173,636        418,330        158,610       1987
SOMERSWORTH, NH                  180,800        60,497        117,700        123,597        241,297         61,126       1985
SALEM, NH                        743,200        19,847        484,000        279,047        763,047        107,871       1985
LONDONDERRY, NH                  703,100        31,092        457,900        276,292        734,192        115,013       1985
ROCHESTER, NH                    972,200        12,775        633,100        351,875        984,975        130,957       1985
HAMPTON, NH                      193,103        26,449        135,598         83,954        219,552         82,605       1986
MERRIMACK, NH                    151,993       205,823        100,598        257,218        357,816        174,806       1986
NASHUA, NH                       197,142       219,639        155,837        260,944        416,781        173,630       1986
PELHAM, NH                       169,182        53,497        136,077         86,602        222,679         77,004       1986
PEMBROKE, NH                     138,492       174,777        100,837        212,432        313,269        136,418       1986
ROCHESTER, NH                    179,717       208,103        100,000        287,820        387,820        211,968       1986
ROCHESTER, NH                    110,598        43,142         80,598         73,142        153,740         70,060       1986
SOMERSWORTH, NH                  210,805        15,012        157,520         68,297        225,817         67,826       1986
EXETER, NH                       113,285       149,265         65,000        197,550        262,550        177,759       1986
CANDIA, NH                       130,000       184,004         80,000        234,004        314,004        225,293       1986
EPPING, NH                       170,000       131,403        120,000        181,403        301,403        149,117       1986
EPSOM, NH                        220,000        96,022        155,000        161,022        316,022        138,716       1986
EXETER, NH                       160,000        44,343        105,000         99,343        204,343         78,654       1986
MILFORD, NH                      190,000        41,689        115,000        116,689        231,689        110,058       1986
PORTSMOUTH, NH                   235,000        20,257        150,000        105,257        255,257        104,688       1986
PORTSMOUTH, NH                   225,000       228,704        125,000        328,704        453,704        236,709       1986
SALEM, NH                        450,000        47,484        350,000        147,484        497,484        137,345       1986
SEABROOK, NH                     199,780        19,102        124,780         94,102        218,882         93,598       1986
PELHAM, NH                             0       234,915              0        234,915        234,915        111,821       1996
MCAFEE, NJ                       670,900        15,711        436,900        249,711        686,611         96,376       1985
HAMBURG, NJ                      598,600        22,121        389,800        230,921        620,721         94,723       1985
WEST MILFORD, NJ                 502,200        31,918        327,000        207,118        534,118         94,093       1985
LIVINGSTON, NJ                   871,800        30,003        567,700        334,103        901,803        135,298       1985
TRENTON, NJ                      373,600         9,572        243,300        139,872        383,172         54,348       1985
WILLINGBORO, NJ                  425,800        29,928        277,300        178,428        455,728         82,894       1985
BAYONNE, NJ                      341,500        18,947        222,400        138,047        360,447         59,549       1985
CRANFORD, NJ                     342,666        29,222        222,400        149,488        371,888         70,748       1985
TRENTON, NJ                      466,100        13,987        303,500        176,587        480,087         70,737       1985
WALL TOWNSHIP, NJ                336,441        55,709        121,441        270,709        392,150        262,606       1986
UNION, NJ                        490,200        41,361        319,200        212,361        531,561         96,255       1985
CRANBURY, NJ                     606,700        31,467        395,100        243,067        638,167        104,921       1985
HILLSIDE, NJ                     225,000        31,552        150,000        106,552        256,552         96,931       1987
SPOTSWOOD, NJ                    466,675        69,036        303,500        232,211        535,711        125,706       1985
LONG BRANCH, NJ                  514,300        22,951        334,900        202,351        537,251         86,938       1985
ELIZABETH, NJ                    405,800        18,881        264,300        160,381        424,681         67,605       1985
BELLEVILLE, NJ                   397,700        39,410        259,000        178,110        437,110         85,785       1985
NEPTUNE CITY, NJ                 269,600             0        175,600         94,000        269,600         33,528       1985
BASKING RIDGE, NJ                362,172        32,960        200,000        195,132        395,132        109,996       1986
DEPTFORD, NJ                     281,200        24,745        183,100        122,845        305,945         57,752       1985
CHERRY HILL, NJ                  357,500        13,879        232,800        138,579        371,379         57,079       1985
SEWELL, NJ                       551,912        48,485        355,712        244,685        600,397        110,422       1985
FLEMINGTON, NJ                   546,742        17,494        346,342        217,894        564,236         85,667       1985

WILLIAMSTOWN, NJ                 156,879         7,776        130,000         34,655        164,655         34,655       1988
BLACKWOOD, NJ                    401,700        36,736        261,600        176,836        438,436         86,557       1985
TRENTON, NJ                      684,650        33,275        444,800        273,125        717,925        117,855       1985
LODI, NJ                               0     1,037,440        587,823        449,617      1,037,440        111,237       1988
EAST ORANGE, NJ                  421,508        37,977        272,100        187,385        459,485         92,210       1985
FREEHOLD, NJ                     240,642             0                       240,642        240,642        152,629       1995
BELMAR, NJ                       630,800        22,371        410,800        242,371        653,171         98,895       1985
MOORESTOWN, NJ                   470,100        27,064        306,100        191,064        497,164         84,644       1985
SPRING LAKE, NJ                  345,500        42,194        225,000        162,694        387,694         77,204       1985
HILLTOP, NJ                      329,500        16,758        214,600        131,658        346,258         56,184       1985
CLIFTON, NJ                      301,518         6,413        150,000        157,931        307,931         84,740       1987
SEWELL, NJ                       405,800        12,338        264,300        153,838        418,138         61,563       1985
FRANKLIN TWP., NJ                683,000        30,257        444,800        268,457        713,257        114,170       1985
FLEMINGTON, NJ                   708,160        33,072        460,500        280,732        741,232        113,992       1985
CLEMENTON, NJ                    562,500        27,581        366,300        223,781        590,081         96,543       1985
BRADLEY BEACH, NJ                240,642             0                       240,642        240,642        152,629       1995
ASBURY PARK, NJ                  418,966        18,038        272,100        164,904        437,004         71,171       1985
MIDLAND PARK, NJ                 201,012         4,080        150,000         55,092        205,092         43,006       1989
PATERSON, NJ                     619,548        16,765        402,900        233,413        636,313         92,980       1985
FREEHOLD, NJ                     450,300         7,822        293,200        164,922        458,122         62,607       1985
OCEAN CITY, NJ                   843,700       113,162        549,400        407,462        956,862        215,766       1985
WHITING, NJ                      447,199         3,519        167,090        283,628        450,718        282,401       1989
HILLSBOROUGH, NJ                 237,122         7,729        100,000        144,851        244,851         56,638       1985
PRINCETON, NJ                    703,100        40,615        457,900        285,815        743,715        126,104       1985
NEPTUNE, NJ                      455,726        39,090        293,000        201,816        494,816         94,400       1985
NEWARK, NJ                     3,086,592       164,432      2,005,800      1,245,224      3,251,024        549,801       1985
OAKHURST, NJ                     225,608        46,405        100,608        171,405        272,013        166,628       1985
BELLEVILLE, NJ                   215,468        38,163        149,237        104,394        253,631        102,175       1986
PINE HILL, NJ                    190,568        39,918        115,568        114,918        230,486        110,328       1986
TUCKERTON, NJ                    224,387       132,864        131,018        226,233        357,251        219,350       1987
WEST DEPTFORD, NJ                245,450        50,295        151,053        144,692        295,745        140,127       1987
ATCO, NJ                         153,159        85,853        131,766        107,246        239,012        106,399       1987
SOMERVILLE, NJ                   252,717       254,230        200,500        306,447        506,947        163,190       1987
CINNAMINSON, NJ                  326,501        24,931        176,501        174,931        351,432        171,246       1987
RIDGEFIELD PARK, NJ              273,549             0        150,000        123,549        273,549         72,715       1997
BRICK, NJ                      1,507,684             0      1,000,000        507,684      1,507,684        195,111       2000
LAKE HOPATCONG, NJ             1,305,034             0        800,000        505,034      1,305,034        238,824       2000
BERGENFIELD, NJ                  381,590        36,271        300,000        117,861        417,861        112,283       1990
ORANGE, NJ                       281,200        24,573        183,100        122,673        305,773         57,927       1985
BLOOMFIELD, NJ                   695,000        21,021        452,600        263,421        716,021        107,478       1985
IRVINGTON, NJ                    271,200        79,011        176,600        173,611        350,211        105,322       1985
UNION, NJ                        441,900        36,198        287,800        190,298        478,098        190,298       1985
SCOTCH PLAINS, NJ                331,063        14,455        214,600        130,918        345,518         55,755       1985
NUTLEY, NJ                       433,800        48,677        282,500        199,977        482,477         99,630       1985
PLAINFIELD, NJ                   470,100        29,975        306,100        193,975        500,075         83,058       1985
MOUNTAINSIDE, NJ                 664,100        31,620        431,700        264,020        695,720        108,956       1985
WATCHUNG, NJ                     449,900        20,339        293,000        177,239        470,239         73,602       1985
GREEN VILLAGE, NJ                277,900        44,471        127,900        194,471        322,371        188,434       1985
IRVINGTON, NJ                    409,700        54,841        266,800        197,741        464,541        105,289       1985
JERSEY CITY, NJ                  438,000        51,856        285,200        204,656        489,856        101,176       1985
BLOOMFIELD, NJ                   441,900        32,951        287,800        187,051        474,851         86,614       1985
DOVER, NJ                        606,700        30,153        395,100        241,753        636,853        102,128       1985
PARLIN, NJ                       441,900        29,075        287,800        183,175        470,975         82,875       1985
UNION CITY, NJ                   799,500         3,440        520,600        282,340        802,940        102,915       1985
COLONIA, NJ                      253,100         3,395        164,800         91,695        256,495         34,890       1985
NORTH BERGEN, NJ                 629,527        81,006        409,527        301,006        710,533        152,604       1985
WAYNE, NJ                        490,200        21,766        319,200        192,766        511,966         81,206       1985
HASBROUCK HEIGHTS, NJ            639,648        19,648        416,000        243,296        659,296         96,092       1985
COLONIA, NJ                      952,200        74,451        620,100        406,551      1,026,651        185,448       1985
OLD BRIDGE, NJ                   319,521        24,445        204,621        139,345        343,966         64,184       1985
RIDGEWOOD, NJ                    703,100        36,959        457,900        282,159        740,059        118,413       1985
HAWTHORNE, NJ                    245,100        10,967        159,600         96,467        256,067         41,463       1985
WAYNE, NJ                        474,100        42,926        308,700        208,326        517,026        101,331       1985
WASHINGTON TOWNSHIP, NJ          912,000        21,261        593,900        339,361        933,261        132,200       1985
PARAMUS, NJ                      381,700        42,394        248,600        175,494        424,094         88,984       1985
JERSEY CITY, NJ                  401,700        43,808        261,600        183,908        445,508         92,902       1985
FORT LEE, NJ                   1,245,500        39,408        811,100        473,808      1,284,908        190,569       1985
MONMOUTH BEACH, NJ               133,500        33,987        100,125         67,362        167,487         41,578       1985
AUDUBON, NJ                      421,800        12,949        274,700        160,049        434,749         64,885       1985
TRENTON, NJ                      337,500        69,461        219,800        187,161        406,961        110,986       1985
STRATFORD, NJ                    215,597             0                       215,597        215,597        175,817       1995
MAGNOLIA, NJ                     329,500        26,488        214,600        141,388        355,988         67,302       1985
BEVERLY, NJ                      470,100        24,003        306,100        188,003        494,103         79,301       1985
PISCATAWAY, NJ                   269,200        28,232        175,300        122,132        297,432         59,736       1985

WEST ORANGE, NJ                  799,500        34,733        520,600        313,633        834,233        133,804       1985
ROCKVILLE CENTRE, NY             350,325       315,779        201,400        464,704        666,104        311,552       1985
GLENDALE, NY                     368,625       159,763        235,500        292,888        528,388        149,841       1985
BELLAIRE, NY                     329,500        73,358        214,600        188,258        402,858         96,573       1985
BROOKLYN, NY                           0       178,082              0        178,082        178,082        106,005       1987
BAYSIDE, NY                      245,100       202,833        159,600        288,333        447,933        156,179       1985
YONKERS, NY                      153,184        67,266         76,592        143,858        220,450         69,546       1987
DOBBS FERRY, NY                  670,575        33,706        434,300        269,981        704,281        114,496       1985
NORTH MERRICK, NY                510,350       141,506        332,200        319,656        651,856        157,501       1985
GREAT NECK, NY                   500,000        24,468        450,000         74,468        524,468         73,652       1985
GLEN HEAD, NY                    462,468        45,355        300,900        206,923        507,823        102,051       1985
GARDEN CITY, NY                  361,600        33,774        235,500        159,874        395,374         76,113       1985
HEWLETT, NY                      490,200        85,618        319,200        256,618        575,818        103,418       1985
EAST HILLS, NY                   241,613        21,070        241,613         21,070        262,683         19,605       1986
YONKERS, NY                      111,300        80,000         65,000        126,300        191,300        106,675       1988
LEVITTOWN, NY                    502,757        42,113        327,000        217,870        544,870        101,920       1985
LEVITTOWN, NY                    546,400       113,057        355,800        303,657        659,457        139,424       1985
ST. ALBANS, NY                   329,500        87,250        214,600        202,150        416,750        112,714       1985
RIDGEWOOD, NY                    278,372        38,578        277,606         39,344        316,950         18,800       1986
BROOKLYN, NY                     626,700       282,677        408,100        501,277        909,377        281,098       1985
BROOKLYN, NY                     476,816       272,765        306,100        443,481        749,581        241,283       1985
SYOSSET, NY                      139,686        37,407         65,982        111,111        177,093        105,251       1986
SEAFORD, NY                      325,400        83,257        211,900        196,757        408,657         81,711       1985
BAYSIDE, NY                      470,100       246,576        306,100        410,576        716,676        205,310       1985
BAY SHORE, NY                    188,900        26,286        123,000         92,186        215,186         46,989       1985
ELMONT, NY                       360,056        90,633        224,156        226,533        450,689         95,923       1985
WHITE PLAINS, NY                 258,600        60,120        164,800        153,920        318,720         82,792       1985
SCARSDALE, NY                    257,100       102,632        167,400        192,332        359,732        110,647       1985
EASTCHESTER, NY                  614,700        34,500        400,300        248,900        649,200        108,468       1985
NEW ROCHELLE, NY                 337,500        51,741        219,800        169,441        389,241         82,981       1985
BROOKLYN, NY                     421,800       270,436        274,700        417,536        692,236        228,440       1985
COMMACK, NY                      321,400        25,659        209,300        137,759        347,059         64,171       1985
SAG HARBOR, NY                   703,600        36,012        458,200        281,412        739,612        123,286       1985
EAST HAMPTON, NY                 659,127        39,313        427,827        270,613        698,440        115,011       1985
MASTIC, NY                       313,400       110,180        204,100        219,480        423,580        149,165       1985
BRONX, NY                        390,200       329,357        251,100        468,457        719,557        247,390       1985
YONKERS, NY                    1,020,400        61,875        664,500        417,775      1,082,275        180,859       1985
GLENVILLE, NY                    343,723        98,299        219,800        222,222        442,022        129,557       1985
YONKERS, NY                      202,826        42,877        144,000        101,703        245,703         74,573       1986
MINEOLA, NY                      341,500        34,411        222,400        153,511        375,911         74,758       1985
NEW YORK, NY                           0       164,351              0        164,351        164,351        104,542       1989
ALBANY, NY                       404,888       104,378        261,600        247,666        509,266        151,540       1985
LONG ISLAND CITY, NY           1,646,307       259,443      1,071,500        834,250      1,905,750        459,092       1985
ALBANY, NY                       142,312        36,831         91,600         87,543        179,143         54,811       1985
RENSSELAER, NY                 1,653,500       514,444      1,076,800      1,091,144      2,167,944        720,135       1985
RENSSELAER, NY                   683,781             0        286,504        397,277        683,781         44,561       2004
PORT JEFFERSON, NY               400,725        63,743        259,000        205,468        464,468        111,525       1985
SALT POINT, NY                         0       554,243        301,775        252,468        554,243         73,070       1987
ROTTERDAM, NY                    140,600       100,399         91,600        149,399        240,999        105,404       1985
OSSINING, NY                     231,100        44,049        149,200        125,949        275,149         67,083       1985
ELLENVILLE, NY                   233,000        53,690        151,700        134,990        286,690         76,604       1985
CHATHAM, NY                      349,133       131,805        225,000        255,938        480,938        160,832       1985
HYDE PARK, NY                    253,100        12,015        164,800        100,315        265,115         42,790       1985
SHRUB OAK, NY                  1,060,700        81,807        690,700        451,807      1,142,507        202,953       1985
NEW YORK, NY                           0       229,435              0        229,435        229,435        165,095       1985
BROOKLYN, NY                     237,100       125,067        154,400        207,767        362,167        104,151       1985
STATEN ISLAND, NY                301,300       288,603        196,200        393,703        589,903        222,202       1985
STATEN ISLAND, NY                357,904        39,588        230,300        167,192        397,492         84,227       1985
STATEN ISLAND, NY                349,500       176,590        227,600        298,490        526,090        160,195       1985
BRONX, NY                         93,817       120,396         67,200        147,013        214,213        111,717       1985
BRONX, NY                        104,130       360,410         90,000        374,540        464,540        267,526       1985
OZONE PARK, NY                         0       193,968              0        193,968        193,968        109,060       1986
MT. VERNON, NY                   117,440        37,529         72,440         82,529        154,969         78,081       1985
PELHAM MANOR, NY                 136,791        78,987         75,000        140,778        215,778        131,331       1985
EAST MEADOW, NY                  425,000        86,005        325,000        186,005        511,005        129,764       1986
STATEN ISLAND, NY                389,700        88,922        253,800        224,822        478,622        130,851       1985
MERRICK, NY                      477,498        77,925        240,764        314,659        555,423        115,201       1987
MASSAPEQUA, NY                   333,400        53,696        217,100        169,996        387,096         92,976       1985
TROY, NY                         225,000        60,569        146,500        139,069        285,569         75,190       1985
BALDWIN, NY                      290,923         5,007        151,280        144,650        295,930         43,391       1986
NEW YORK, NY                           0       605,891              0        605,891        605,891        356,538       1986
MIDDLETOWN, NY                   751,200       166,411        489,200        428,411        917,611        185,653       1985
OCEANSIDE, NY                    313,400        88,863        204,100        198,163        402,263         83,096       1985
WANTAGH, NY                      261,814        85,758        175,000        172,572        347,572        108,736       1985

NORTHPORT, NY                    241,100        33,036        157,000        117,136        274,136         61,896       1985
BALLSTON, NY                     160,000       134,021        110,000        184,021        294,021        179,668       1986
BALLSTON SPA, NY                 210,000       105,073        100,000        215,073        315,073        208,249       1986
COLONIE, NY                      245,150        28,322        120,150        153,322        273,472        148,166       1986
DELMAR, NY                       150,000        42,478         70,000        122,478        192,478        116,544       1986
ELLENVILLE, NY                   170,000        72,869         70,000        172,869        242,869        154,053       1986
FORT EDWARD, NY                  225,000        65,739        150,000        140,739        290,739        135,102       1986
FT. PLAIN, NY                    122,008        43,370         72,008         93,370        165,378         78,953       1986
QUEENSBURY, NY                   225,000       105,592        165,000        165,592        330,592        158,231       1986
GLOVERSVILLE, NY                 200,000        52,696        100,000        152,696        252,696        147,137       1986
HALFMOON, NY                     415,000       205,598        228,100        392,498        620,598        372,534       1986
HANCOCK, NY                      100,000       109,470         50,000        159,470        209,470        151,051       1986
HYDE PARK, NY                    300,000        59,198        175,000        184,198        359,198        172,474       1986
LATHAM, NY                       275,000        68,160        150,000        193,160        343,160        180,337       1986
MALTA, NY                        190,000        91,726         65,000        216,726        281,726        205,687       1986
MELROSE, NY                      105,000        69,624         55,000        119,624        174,624        108,252       1986
MILLERTON, NY                    175,000       123,063        100,000        198,063        298,063        176,236       1986
NEW WINDSOR, NY                  150,000        94,791         75,000        169,791        244,791        147,508       1986
NISKAYUNA, NY                    425,000        35,421        275,000        185,421        460,421        177,707       1986
PLEASANT VALLEY, NY              398,497       115,129        240,000        273,626        513,626        194,806       1986
POUGHKEEPSIE, NY                 250,000        82,485        150,000        182,485        332,485        162,997       1986
POUGHKEEPSIE, NY                 175,000             0        175,000              0        175,000              0       1986
QUEENSBURY, NY                   230,000        65,245        155,000        140,245        295,245        127,526       1986
ROTTERDAM, NY                    132,287       166,077                       298,364        298,364        220,878       1995
SCHENECTADY, NY                  225,000       298,103        150,000        373,103        523,103        362,020       1986
S. GLENS FALLS, NY               325,000        58,892        225,000        158,892        383,892        158,892       1986
TROY, NY                         175,000        65,690         75,000        165,690        240,690        150,572       1986
HUDSON FALLS, NY                 190,000        55,750         65,000        180,750        245,750        168,689       1986
ALBANY, NY                       206,620        87,949         81,620        212,949        294,569        203,716       1986
NEWBURGH, NY                     430,766        25,850        150,000        306,616        456,616        294,232       1989
JERICHO, NY                            0       358,373              0        358,373        358,373        191,379       1998
CATSKILL, NY                     321,446             0        125,000        196,446        321,446         26,514       2004
CATSKILL, NY                     305,285        99,076        203,523        200,838        404,361        200,838       1989
GREENVILLE, NY                    77,153       105,325         77,152        105,326        182,478         96,799       1989
QUARRYVILLE, NY                   35,917       168,199         35,916        168,200        204,116        157,852       1988
MENANDS, NY                      150,580        60,563         49,999        161,144        211,143        143,071       1988
BREWSTER, NY                     302,564        44,393        142,564        204,393        346,957        198,261       1988
VALATIE, NY                      165,590       394,981         90,829        469,742        560,571        384,981       1989
CAIRO, NY                        191,928       142,895         46,650        288,173        334,823        276,294       1988
RED HOOK, NY                           0       226,787              0        226,787        226,787        216,946       1991
WEST TAGHKANIC, NY               202,750       117,540        121,650        198,640        320,290        127,310       1986
RAVENA, NY                             0       199,900              0        199,900        199,900        189,341       1991
SAYVILLE, NY                     528,225             0        300,000        228,225        528,225         76,836       1998
WANTAGH, NY                      640,680             0        370,200        270,480        640,680         91,059       1998
CENTRAL ISLIP, NY                572,244             0        357,500        214,744        572,244         72,187       1998
FLUSHING, NY                     516,110             0        320,125        195,985        516,110         65,811       1998
NORTH LINDENHURST, NY            341,530             0        192,000        149,530        341,530         50,256       1998
WYANDANCH, NY                    453,131             0        279,500        173,631        453,131         58,307       1998
NEW ROCHELLE, NY                 415,180             0        251,875        163,305        415,180         54,648       1998
FLORAL PARK, NY                  616,700             0        356,400        260,300        616,700         87,504       1998
RIVERHEAD, NY                    723,346             0        431,700        291,646        723,346         98,042       1998
AMHERST, NY                      223,009             0        173,451         49,558        223,009         23,518       2000
BUFFALO, NY                      312,426             0        150,888        161,538        312,426         57,798       2000
KENMORE, NY                      160,000             0        110,000         50,000        160,000         14,833       2000
GRAND ISLAND, NY                 350,849             0        247,348        103,501        350,849         43,914       2000
HAMBURG, NY                      294,031             0        163,906        130,125        294,031         38,603       2000
LACKAWANNA, NY                   250,030             0        129,870        120,160        250,030         44,538       2000
LEWISTON, NY                     205,000             0        125,000         80,000        205,000         23,733       2000
TONAWANDA, NY                    189,296             0        147,122         42,174        189,296         12,512       2000
TONAWANDA, NY                    304,762        11,493        211,337        104,918        316,255         31,127       2000
WEST SENECA, NY                  257,142             0        184,385         72,757        257,142         21,589       2000
WILLIAMSVILLE, NY                211,972             0        176,643         35,329        211,972         10,480       2000
ALFRED STATION, NY               714,108             0        414,108        300,000        714,108         10,000       2006
AVOCA, NY                        935,543             0        634,543        301,000        935,543         10,000       2006
BATAVIA, NY                      684,279             0        364,279        320,000        684,279         10,667       2006
BYRON, NY                        969,117             0        669,117        300,000        969,117         10,000       2006
CASTILE, NY                      307,196             0        132,196        175,000        307,196          5,833       2006
CHURCHVILLE, NY                1,011,381             0        601,381        410,000      1,011,381         13,667       2006
EAST PEMBROKE, NY                787,465             0        537,465        250,000        787,465          8,333       2006
FRIENDSHIP, NY                   392,517             0         42,517        350,000        392,517         11,667       2006
NAPLES, NY                     1,257,487             0        827,487        430,000      1,257,487         14,333       2006
ROCHESTER, NY                    559,049             0        159,049        400,000        559,049         13,333       2006
PERRY, NY                      1,443,847             0      1,043,847        400,000      1,443,847         13,333       2006
PRATTSBURG, NY                   553,136             0        303,136        250,000        553,136          8,333       2006

SAVONA, NY                     1,314,135             0        964,136        349,999      1,314,135         11,667       2006
WARSAW, NY                       990,259             0        690,259        300,000        990,259         10,000       2006
WELLSVILLE, NY                   247,281             0              0        247,281        247,281          8,243       2006
ROCHESTER, NY                    823,031             0        273,031        550,000        823,031         18,510       2006
PHILADELPHIA, PA                 687,000        25,017        447,400        264,617        712,017        107,255       1985
PHILADELPHIA, PA                 237,100       205,495        154,400        288,195        442,595        153,239       1985
ALLENTOWN, PA                    357,500        76,385        232,800        201,085        433,885         93,428       1985
NORRISTOWN, PA                   241,300        78,419        157,100        162,619        319,719         75,872       1985
BRYN MAWR, PA                    221,000        59,832        143,900        136,932        280,832         80,861       1985
CONSHOHOCKEN, PA                 261,100        77,885        170,000        168,985        338,985         98,531       1985
PHILADELPHIA, PA                 281,200        34,285        183,100        132,385        315,485         66,681       1985
HUNTINGDON VALLEY, PA            421,800        36,439        274,700        183,539        458,239         86,193       1985
FEASTERVILLE, PA                 510,200       160,144        332,200        338,144        670,344        192,755       1985
PHILADELPHIA, PA                 285,200        65,498        185,700        164,998        350,698         91,830       1985
PHILADELPHIA, PA                 289,300        50,010        188,400        150,910        339,310         82,517       1985
PHILADELPHIA, PA                 405,800       221,269        264,300        362,769        627,069        218,927       1985
PHILADELPHIA, PA                 417,800       210,406        272,100        356,106        628,206        174,418       1985
PHILADELPHIA, PA                 369,600       276,720        240,700        405,620        646,320        236,507       1985
HATBORO, PA                      285,200        61,979        185,700        161,479        347,179         94,369       1985
HAVERTOWN, PA                    402,000        22,660        253,800        170,860        424,660         83,302       1985
MEDIA, PA                        326,195        24,082        191,000        159,277        350,277         92,661       1985
PHILADELPHIA, PA                 389,700        28,006        253,800        163,906        417,706         75,407       1985
MILMONT PARK, PA                 343,093        32,840        222,400        153,533        375,933         75,677       1985
PHILADELPHIA, PA                 341,500       224,647        222,400        343,747        566,147        182,709       1985
ALDAN, PA                        281,200        45,539        183,100        143,639        326,739         73,869       1985
BRISTOL, PA                      430,500        82,981        280,000        233,481        513,481        129,473       1985
TREVOSE, PA                      215,214        16,382        150,000         81,596        231,596         63,021       1987
HAVERTOWN, PA                    265,200        24,500        172,700        117,000        289,700         53,517       1985
ABINGTON, PA                     309,300        43,696        201,400        151,596        352,996         77,571       1985
HATBORO, PA                      289,300        61,371        188,400        162,271        350,671         91,511       1985
CLIFTON HGTS., PA                428,201        63,403        256,400        235,204        491,604        142,929       1985
ALDAN, PA                        433,800        21,152        282,500        172,452        454,952         72,898       1985
SHARON HILL, PA                  411,057        39,574        266,800        183,831        450,631         90,408       1985
MEDIA, PA                        474,100         5,055        308,700        170,455        479,155         64,049       1985
ROSLYN, PA                       349,500       173,661        227,600        295,561        523,161        201,002       1985
CLIFTON HGTS, PA                 213,000        46,824        138,700        121,124        259,824         67,944       1985
PHILADELPHIA, PA                 369,600       273,642        240,700        402,542        643,242        261,518       1985
MORRISVILLE, PA                  377,600        33,522        245,900        165,222        411,122         78,761       1985
PHILADELPHIA, PA                 302,999       220,313        181,497        341,815        523,312        262,548       1985
PHOENIXVILLE, PA                 413,800        17,561        269,500        161,861        431,361         68,230       1985
LANGHORNE, PA                    122,202        69,328         50,000        141,530        191,530         90,507       1987
POTTSTOWN, PA                    430,000        48,854        280,000        198,854        478,854        100,483       1985
BOYERTOWN, PA                    233,000         5,373        151,700         86,673        238,373         34,371       1985
QUAKERTOWN, PA                   379,111        89,812        243,300        225,623        468,923        128,501       1985
SOUDERTON, PA                    381,700       172,170        248,600        305,270        553,870        168,817       1985
LANSDALE, PA                     243,844       200,458        243,844        200,458        444,302        104,635       1985
CHALFONT, PA                     296,500        12,019        193,100        115,419        308,519         48,899       1985
FURLONG, PA                      175,300       151,150        175,300        151,150        326,450         88,749       1985
DOYLESTOWN, PA                   405,800        32,659        264,300        174,159        438,459         81,164       1985
PENNDEL, PA                      137,429        31,015         90,000         78,444        168,444         64,109       1988
WEST CHESTER, PA                 421,800        21,935        274,700        169,035        443,735         73,609       1985
NORRISTOWN, PA                   175,300       120,786        175,300        120,786        296,086         58,471       1985
TRAPPE, PA                       377,600        44,509        245,900        176,209        422,109         90,466       1985
GETTYSBURG, PA                   157,602        28,530         67,602        118,530        186,132        117,483       1986
PARADISE, PA                     132,295       151,188        102,295        181,188        283,483        122,854       1986
LINWOOD, PA                      171,518        22,371        102,968         90,921        193,889         87,912       1987
YORK, PA                               0       401,771        152,470        249,301        401,771         25,761       1987
READING, PA                      750,000        49,125              0        799,125        799,125        784,263       1989
ELKINS PARK, PA                  275,171        17,524        200,000         92,695        292,695         90,092       1990
NEW OXFORD, PA                 1,044,707        13,500         18,687      1,039,520      1,058,207        663,851       1996
HANOVER, PA                      108,435       417,763        108,435        417,763        526,198        409,334       1958
GLEN ROCK, PA                     20,442       166,633         20,442        166,633        187,075        137,338       1961
BOILING SPRINGS, PA               14,792       167,641         14,792        167,641        182,433        142,973       1961
NORTH KINGSTOWN, RI              211,835        25,971         89,135        148,671        237,806        145,434       1985
MIDDLETOWN, RI                   306,710        16,364        176,710        146,364        323,074        144,777       1987
WARWICK, RI                      376,563        39,933        205,889        210,607        416,496        207,271       1989
PROVIDENCE, RI                   231,372       191,647        150,392        272,627        423,019        111,186       1991
EAST PROVIDENCE, RI            2,297,435       568,241      1,495,700      1,369,976      2,865,676        516,433       1985
ASHAWAY, RI                      618,609             0        402,096        216,513        618,609         18,766       2004
EAST PROVIDENCE, RI              309,950        49,546        202,050        157,446        359,496         82,636       1985
PAWTUCKET, RI                    212,775       161,188        118,860        255,103        373,963        197,944       1986
WARWICK, RI                      434,752        24,730        266,800        192,682        459,482        100,236       1985
CRANSTON, RI                     466,100        12,576        303,500        175,176        478,676         69,710       1985
PAWTUCKET, RI                    237,100         2,990        154,400         85,690        240,090         32,487       1985

BARRINGTON, RI                   490,200       213,866        319,200        384,866        704,066        231,313       1985
WARWICK, RI                      253,100        34,400        164,800        122,700        287,500         61,316       1985
N. PROVIDENCE, RI                542,400        61,717        353,200        250,917        604,117        127,634       1985
EAST PROVIDENCE, RI              486,675        13,947        316,600        184,022        500,622         73,302       1985
WAKEFIELD, RI                    413,800        39,616        269,500        183,916        453,416         79,419       1985
READING, PA                       34,620       121,446         10,433        145,633        156,066        113,855       1990
EPHRATA, PA                      183,477        96,937        136,809        143,605        280,414        111,513       1990
DAUPHIN, PA                      156,076         6,025        134,167         27,934        162,101         27,934       1990
DOUGLASSVILLE, PA                178,488        23,321        154,738         47,071        201,809         43,190       1990
YORK, PA                         170,304           390        134,946         35,748        170,694         35,748       1990
GETTYSBURG, PA                   170,642         7,230        134,111         43,761        177,872         40,803       1990
POTTSVILLE, PA                   162,402        82,769         43,471        201,700        245,171        179,331       1990
POTTSVILLE, PA                   451,360        19,361        147,740        322,981        470,721        313,661       1990
LANCASTER, PA                    208,677        24,347         78,254        154,770        233,024        154,770       1989
BETHLEHEM, PA                    208,677        42,927        130,423        121,181        251,604        117,042       1989
EASTON, PA                       113,086       199,385              0        312,471        312,471        250,358       1989
BETHLEHEM, PA                    115,636        97,776              0        213,412        213,412        185,667       1989
LANCASTER, PA                    642,000        17,993        300,000        359,993        659,993        359,993       1989
HAMBURG, PA                      219,280        75,745        130,423        164,602        295,025        148,477       1989
READING, PA                      182,592        82,812        104,338        161,066        265,404        137,667       1989
MOUNTVILLE, PA                   195,635        19,506         78,254        136,887        215,141        136,887       1989
EBENEZER, PA                     147,058        88,474         68,804        166,728        235,532        133,923       1989
BETHLEHEM, PA                    130,423        88,995         52,169        167,249        219,418        134,579       1989
INTERCOURSE, PA                  311,503        81,287        157,801        234,989        392,790         83,570       1989
REINHOLDS, PA                    176,520        83,686         82,017        178,189        260,206        139,588       1989
COLUMBIA, PA                     225,906        13,206         75,000        164,112        239,112        124,981       1989
OXFORD, PA                       191,449       118,321         65,212        244,558        309,770        203,604       1989
POTTSTOWN, PA                    166,236        16,010         71,631        110,615        182,246         85,816       1989
EPHRATA, PA                      208,604        52,826         30,000        231,430        261,430        149,467       1989
ROBESONIA, PA                    225,913       102,802         70,000        258,715        328,715        201,486       1989
KENHORST, PA                     143,466        94,592         65,212        172,846        238,058        143,127       1989
NEFFSVILLE, PA                   234,761        45,637         91,296        189,102        280,398        182,880       1989
LEOLA, PA                        262,890       102,007        131,189        233,708        364,897         85,525       1989
EPHRATA, PA                      187,843         9,400         65,212        132,031        197,243        130,848       1989
SHREWSBURY, PA                   132,993       126,898         52,832        207,059        259,891        162,078       1989
RED LION, PA                     221,719        29,788         52,169        199,338        251,507        196,611       1989
READING, PA                      129,284       137,863         65,352        201,795        267,147        147,328       1989
ROTHSVILLE, PA                   169,550        25,188         52,169        142,569        194,738        142,569       1989
HANOVER, PA                      231,028        13,252         70,000        174,280        244,280        141,573       1989
LANCASTER, PA                    156,507        19,215         52,169        123,553        175,722        123,553       1989
HARRISBURG, PA                   399,016       347,590        198,740        547,866        746,606        312,196       1989
ADAMSTOWN, PA                    213,424       108,844        100,000        222,268        322,268        146,855       1989
LANCASTER, PA                    308,964        83,443        104,338        288,069        392,407        262,132       1989
NEW HOLLAND, PA                  313,015       106,839        143,465        276,389        419,854        241,080       1989
CHRISTIANA, PA                   182,593        11,178         65,212        128,559        193,771        128,559       1989
WYOMISSING HILLS, PA             319,320       113,176         76,074        356,422        432,496        320,658       1989
LAURELDALE, PA                   262,079        15,550         86,941        190,688        277,629        186,234       1989
REIFFTON, PA                     338,250         5,295         43,470        300,075        343,545        300,075       1989
W.READING, PA                    790,432        68,726        387,641        471,517        859,158        453,087       1989
ARENDTSVILLE, PA                 173,759       101,020         32,603        242,176        274,779        210,970       1989
MOHNTON, PA                      317,228        56,374         66,425        307,177        373,602        285,707       1989
MCCONNELLSBURG, PA               155,367       145,616         69,915        231,068        300,983        111,307       1989
BLACKSBURG, VA                    23,644       206,308              0        229,952        229,952        138,338       1990
ROANOKE, VA                       91,281       206,221              0        297,502        297,502        204,605       1990
STANLEYTOWN, VA                   29,750       130,167              0        159,917        159,917        108,304       1990
ROANOKE, VA                       30,000       142,340              0        172,340        172,340        124,732       1990
RICHMOND, VA                     120,818       167,895              0        288,713        288,713        220,945       1990
DALEVILLE, VA                     36,123       122,998              0        159,121        159,121        111,082       1990
CHESAPEAKE, VA*                1,184,759        25,382        604,983        605,158      1,210,141         85,292       1990
PORTSMOUTH, VA                   562,255        17,106        221,610        357,751        579,361        351,599       1990
NORFOLK, VA                      534,910         6,050        310,630        230,330        540,960        230,330       1990
CHESAPEAKE, VA                   883,685        26,247        325,508        584,424        909,932        576,242       1990
ASHLAND, VA                      839,997             0        839,997              0        839,997              0       2005
FARMVILLE, VA                  1,226,505             0        621,505        605,000      1,226,505         42,350       2005
FREDERICKSBURG, VA             1,279,280             0        469,280        810,000      1,279,280         56,700       2005
FREDERICKSBURG, VA             1,715,914             0        995,914        720,000      1,715,914         50,400       2005
FREDERICKSBURG, VA             1,289,425             0        798,444        490,981      1,289,425         51,630       2005
FREDERICKSBURG, VA             3,623,228             0      2,828,228        795,000      3,623,228         55,650       2005
GLEN ALLEN, VA                 1,036,585             0        411,585        625,000      1,036,585         43,750       2005
GLEN ALLEN, VA                 1,077,402             0        322,402        755,000      1,077,402         52,850       2005
KING GEORGE, VA                  293,638             0        293,638              0        293,638              0       2005
KING WILLIAM, VA               1,687,540             0      1,067,540        620,000      1,687,540         43,400       2005
MECHANICSVILLE, VA             1,124,769             0        504,769        620,000      1,124,769         43,400       2005
MECHANICSVILLE, VA               902,892             0        272,892        630,000        902,892         44,100       2005

MECHANICSVILLE, VA             1,476,043             0        876,043        600,000      1,476,043         42,000       2005
MECHANICSVILLE, VA               957,418             0        324,158        633,260        957,418         72,099       2005
MECHANICSVILLE, VA               193,088             0        193,088              0        193,088              0       2005
MECHANICSVILLE, VA             1,677,065             0      1,157,065        520,000      1,677,065         36,400       2005
MECHANICSVILLE, VA             1,042,870             0        222,870        820,000      1,042,870         57,400       2005
MONTPELIER, VA                 2,480,686             0      1,725,686        755,000      2,480,686         52,850       2005
PETERSBURG, VA                 1,441,374             0        816,374        625,000      1,441,374         43,750       2005
RICHMOND, VA                   1,131,878             0        546,878        585,000      1,131,878         40,950       2005
RUTHER GLEN, VA                  466,341             0         31,341        435,000        466,341         30,450       2005
SANDSTON, VA                     721,651             0        101,651        620,000        721,651         43,400       2005
SPOTSYLVANIA, VA               1,290,239             0        490,239        800,000      1,290,239         56,000       2005
CHESAPEAKE, VA                 1,026,115         7,149        407,026        626,238      1,033,264        624,064       1990
BENNINGTON, VT                   309,300       154,480        201,400        262,380        463,780        123,319       1985
JACKSONVILLE, FL                 559,514             0        296,434        263,080        559,514         78,045       2000
JACKSONVILLE, FL                 485,514             0        388,434         97,080        485,514         28,798       2000
JACKSONVILLE, FL                 196,764             0        114,434         82,330        196,764         24,423       2000
JACKSONVILLE, FL                 201,477             0        117,907         83,570        201,477         24,793       2000
JACKSONVILLE, FL                 545,314             0        256,434        288,880        545,314         85,699       2000
ORLANDO, FL                      867,515             0        401,435        466,080        867,515        138,268       2000
MISCELLANEOUS INVESTMENTS      6,792,181    12,252,325      3,668,780     15,375,726     19,044,506     13,685,540
                            ------------   -----------   ------------   ------------   ------------   ------------
                            $300,889,237   $82,668,763   $180,409,000   $203,149,000   $383,558,000   $116,089,000
                            ============   ===========   ============   ============   ============   ============

----------
(1) Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which the company purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2) The aggregate cost for federal income tax purposes was approximately $287,467,000 at December 31, 2006.

EXHIBIT INDEX

                               GETTY REALTY CORP.
                           Annual Report on Form 10-K
                      for the year ended December 31, 2006

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
2.1           Agreement and Plan of Reorganization and Merger, dated as     Filed as Exhibit 2.1 to Company's Registration Statement
              of December 16, 1997 (the "Merger Agreement") by and among    on Form S-4, filed on January 12, 1998 (File No.
              Getty Realty Corp., Power Test Investors Limited              333-44065), included as Appendix A To the Joint Proxy
              Partnership and CLS General Partnership Corp.                 Statement/Prospectus that is a part thereof, and
                                                                            incorporated herein by reference.

3.1           Articles of Incorporation of Getty Realty Holding Corp.       Filed as Exhibit 3.1 to Company's Registration Statement
              ("Holdings"), now known as Getty Realty Corp., filed          on Form S-4, filed on January 12, 1998 (File No.
              December 23, 1997.                                            333-44065), included as Appendix D. to the Joint
                                                                            Proxy/Prospectus that is a part thereof, and
                                                                            incorporated herein by reference.

3.2           Articles Supplementary to Articles of Incorporation of        Filed as Exhibit 3.2 to Company's Annual Report on Form
              Holdings, filed January 21, 1998.                             10-K for the fiscal year ended January 31, 1998 (File
                                                                            No. 001-13777) and incorporated herein by reference.

3.3           By-Laws of Getty Realty Corp.                                 Filed as Exhibit 3.3 to Company's Annual Report on Form
                                                                            10-K for the year ended December 31, 2002 (File No.
                                                                            001-13777) and incorporated herein by reference.

3.4           Articles of Amendment of Holdings, changing its name to       Filed as Exhibit 3.4 to Company's Annual Report on Form
              Getty Realty Corp., filed January 30, 1998.                   10-K for the fiscal year ended January 31, 1998 (File
                                                                            No. 001-13777) and incorporated herein by reference.

3.5           Amendment to Articles of Incorporation of Holdings, filed     Filed as Exhibit 99.2 to Company's Current Report on
              August 1, 2001.                                               Form 8-K dated August 1, 2001 (File No. 001-13777) and
                                                                            incorporated herein by reference.

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

10.1*         Retirement and Profit Sharing Plan (amended and restated as   Filed as Exhibit 10.2(b) to Company's Annual Report on
              of September 19, 1996), adopted by the Company on December    Form 10-K for the fiscal year ended January 31, 1997.
              16, 1997.                                                     (File No. 1-8059) and incorporated herein by reference.

10.1(a)*      Retirement and Profit Sharing (amended and restated as of     Filed as Exhibit 10.1(a) to Company's Annual Report on
              January 1, 2002), adopted by the Company on September 3,      Form 10-K for the year ended December 31, 2002 (File No.
              2002.                                                         001-13777) and incorporated herein by reference.

10.2*         1998 Stock Option Plan, effective as of January 30, 1998.     Filed as Exhibit 10.1 to Company's Registration
                                                                            Statement on Form S-4, filed on January 12, 1998 (File
                                                                            No. 333-44065), included as Appendix H to the Joint
                                                                            Proxy Statement/Prospectus that is a part thereof, and
                                                                            incorporated herein by reference.

10.3          Asset Purchase Agreement among Power Test Corp. (now known    Filed as Exhibit 2(a) to the Current Report on Form 8-K
              as Getty Properties Corp.), Texaco Inc., Getty Oil Company    of Power Test Corp., filed February 19, 1985 (File No.
              and Getty Refining and Marketing Company, dated as of         1-8059) and incorporated herein by reference.
              December 21, 1984.

10.4          Trademark License Agreement among Power Test Corp., Texaco    Filed as Exhibit 2(b) to the Current Report on Form 8-K
              Inc., Getty Oil Company and Getty Refining and Marketing      of Power Test Corp., filed February 19, 1985 (File No.
              Company, dated as of February 1, 1985.                        1-8059) and incorporated herein by reference.

10.5*         Form of Indemnification Agreement between the Company and     Filed as Exhibit 10.15 to Company's Annual Report on
              its directors.                                                Form 10-K for the fiscal year ended January 31, 1998
                                                                            (File No. 001-13777) and incorporated herein by
                                                                            reference.

10.6*         Supplemental Retirement Plan for Executives of the Company    Filed as Exhibit 10.22 to the Annual Report on Form 10-K
              (then known as Getty Petroleum Corp.) and Participating       for the fiscal year ended January 31, 1990 (File No.
              Subsidiaries (adopted by the Company on December 16, 1997).   1-8059) of Getty Petroleum Corp. and incorporated herein
                                                                            by reference.

10.7*         Form of Agreement dated December 9, 1994 between Getty        Filed as Exhibit 10.23 to the Annual Report on Form 10-K
              Petroleum Corp. and its non-director officers and certain     for the fiscal year ended January 31, 1995 (File No.
              key employees regarding compensation upon change in control.  1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.8*         Form of Agreement dated as of March 7, 1996 amending          Filed as Exhibit 10.27 to the Annual Report on Form 10-K
              Agreement dated as of December 9, 1994 between Getty          for the fiscal year ended January 31, 1996 (File No.
              Petroleum Corp. (now known as Getty Properties Corp.) and     1-8059) of Getty Petroleum Corp. and incorporated herein
              its non-director officers and certain key employees           by reference.
              regarding compensation upon change in control (See Exhibit
              10.11).

10.9*         Form of letter from Getty Petroleum Corp. dated April 8,      Filed as Exhibit 10.19 to Company's Annual Report on
              1997, confirming that a change of control event had           Form 10-K for the fiscal year ended January 31, 1998
              occurred pursuant to the change of control agreements. (See   (File No. 001-13777) and incorporated herein by
              Exhibits 10.7 and 10.8).                                      reference.

10.10*        Form of Agreement dated March 9, 1998, from the Company to    Filed as Exhibit 10.20 to Company's Annual Report on
              certain officers and key employees, adopting the prior        Form 10-K for the fiscal year ended January 31, 1998
              change of control agreements, as amended, and further         (File No. 001-13777) and incorporated and incorporated
              amending those agreements. (See Exhibits 10.7, 10.8 and       herein by reference.
              10.9).

10.11         Form of Reorganization and Distribution Agreement between     Filed as Exhibit 10.29 to the Annual Report on Form 10-K
              Getty Petroleum Corp. (now known as Getty Properties Corp.)   for the fiscal year ended January 31, 1997 (File No.
              and Getty Petroleum Marketing Inc. dated as of February 1,    1-8059) of Getty Petroleum Corp. and incorporated herein
              1997.                                                         by reference.

10.12         Form of Tax Sharing Agreement between Getty Petroleum Corp    Filed as Exhibit 10.32 to the Annual Report on Form 10-K
              (now known as Getty. Properties Corp.) and Getty Petroleum    for the fiscal year ended January 31, 1997 (File No.
              Marketing Inc.                                                1-8059) of Getty Petroleum Corp. and incorporated herein
                                                                            by reference.

10.13*        Form of Stock Option Reformation Agreement made and entered   Filed as Exhibit 10.33 to the Annual Report on Form 10-K
              into as of March 21, 1997 by and between Getty Petroleum      for the fiscal year ended January 31, 1997 (File No.
              Corp. (now known as Getty Properties Corp.) and Getty         1-8059) of Getty Petroleum Corp. and incorporated herein
              Petroleum Marketing Inc.                                      by reference.

10.14         Consolidated, Amended and Restated Master Lease Agreement     Filed as Exhibit 10.21(a) to Company's Quarterly Report
              dated November 2, 2000 between Getty Properties Corp. and     on Form 10-Q dated December 15, 2000 (File No.
              Getty Petroleum Marketing Inc.                                001-13777) and incorporated herein by reference.

10.15         Environmental Indemnity Agreement dated November 2, 2000      Filed as Exhibit 10.30 to Company's Quarterly Report on
              between Getty Properties Corp. and Getty Petroleum            Form 10-Q dated December 15, 2000 (File No. 001-13777)
              Marketing Inc.                                                and incorporated herein by reference.

10.17         Amended and Restated Trademark License Agreement, dated       Filed as Exhibit 10.23(a) to Company's Quarterly Report
              November 2, 2000, between Getty Properties Corp. and Getty    on Form 10-Q dated December 15, 2000 (File No.
              Petroleum Marketing Inc.                                      001-13777) and incorporated herein by reference.

10.18         Trademark License Agreement, dated November 2, 2000,          Filed as Exhibit 10.23(b) to Company's Quarterly Report
              between Getty (TM) Corp. and Getty Petroleum Marketing Inc.   on Form 10-Q dated December 15, 2000 (File No.
                                                                            001-13777) and incorporated herein by reference.

10.19*        2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.  Filed as Appendix B to the Definitive Proxy Statement of
                                                                            Getty Realty Corp., filed April 9, 2004 (File No.
                                                                            001-13777) and incorporated herein by reference.

10.19.1*      Form of restricted stock unit grant award under the 2004      Filed as Exhibit 10.20.1 to the Company's Annual Report
              Getty Realty Corp. Omnibus Incentive Compensation Plan.       on Form 10-K for the year ended December 31,2004 (File
                                                                            No. 001-13777) and incorporated herein by reference.

10.20**       Contract for Sale and Purchase between Getty Properties       (a)
              Corp. and various subsidiaries of Trustreet Properties,
              Inc. dated as of February 6, 2007.

13            Annual Report to Shareholders for the fiscal year ended       (b)
              December 31, 2006.

14            The Getty Realty Corp. Business Conduct Guidelines (Code of   Filed as Exhibit 14 to Company's Annual Report on Form
              Ethics).                                                      10-K for the year ended December 31, 2003 (File No.
                                                                            001-13777) and incorporated herein by reference.

21            Subsidiaries of the Company.                                  (a)

23            Consent of Independent Registered Public Accounting Firm.     (a)

31(i).1       Rule 13a-14(a) Certification of Chief Financial Officer.      (a)

31(i).2       Rule 13a-14(a) Certification of Chief Executive Officer.      (a)

32.1          Section 1350 Certification of Chief Executive Officer.        (a)

32.2          Section 1350 Certification of Chief Financial Officer.        (a)

(a)  Filed herewith.

(b) With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 2006 is not deemed to be filed as part of this Annual Report on Form 10-K or incorporated therein.

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


**   Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Getty Realty Corp.
                                        (Registrant)


                                        By: /s/ Thomas J. Stirnweis
                                            ------------------------------------
                                            Thomas J. Stirnweis,
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            March 15, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Leo Liebowitz                   By: /s/ Thomas J. Stirnweis
    ---------------------------------       ------------------------------------
    Leo Liebowitz                           Thomas J. Stirnweis
    Chairman, Chief Executive Officer       Vice President, Treasurer and
    and Director                            Chief Financial Officer
    (Principal Executive Officer)           (Principal Financial and
    March 15, 2007                          Accounting Officer)
                                            March 15, 2007


By: /s/ Milton Cooper                   By: /s/ Philip E. Coviello
    ---------------------------------       ------------------------------------
    Milton Cooper                           Philip E. Coviello
    Director                                Director
    March 15, 2007                          March 15, 2007


By: /s/ Howard Safenowitz
    ---------------------------------
    Howard Safenowitz
    Director
    March 15, 2007