Form 10-Q
period 2007-03-31
GETTY REALTY CORP /MD/
filed 2007-05-10
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-13777

GETTY REALTY CORP.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	11-3412575 (I.R.S. Employer Identification No.)
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
Yes [ ] No [X]

Registrant had outstanding 24,764,865 shares of Common Stock, par value $.01 per share, as of May 7, 2007.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
Assets:	2007	2006

Real Estate:
Land	$216,904	$180,409
Buildings and improvements	243,452	203,149
	460,356	383,558
Less - accumulated depreciation and amortization	(117,014)	(116,089)
Real estate, net	343,342	267,469
Deferred rent receivable	32,779	32,297
Cash and cash equivalents	1,430	1,195
Recoveries from state underground storage tank funds, net	3,929	3,845
Mortgages and accounts receivable, net	2,791	3,440
Prepaid expenses and other assets	8,346	1,037
Total assets	$392,617	$309,283

Liabilities and Shareholders' Equity:

Debt	$126,686	$45,194
Environmental remediation costs	17,028	17,201
Dividends payable	11,290	11,284
Accounts payable and accrued expenses	13,022	10,029
Total liabilities	168,026	83,708
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,764,815 at March 31, 2007 and 24,764,765 at December 31, 2006	248	248
Paid-in capital	258,701	258,647
Dividends paid in excess of earnings	(33,352)	(32,499)
Accumulated other comprehensive loss	(1,006)	(821)
Total shareholders' equity	224,591	225,575
Total liabilities and shareholders' equity	$392,617	$309,283

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006

Revenues from rental properties	$17,993	$18,067

Operating expenses:
Rental property expenses	2,420	2,484
Environmental expenses, net	969	1,101
General and administrative expenses	1,453	1,407
Depreciation and amortization expense	1,865	1,916
Total operating expenses	6,707	6,908

Operating income	11,286	11,159
Other income, net	115	82
Interest expense	(964)	(710)
Net earnings	$10,437	$10,531

Net earnings per share:
Basic	$.42	$.43
Diluted	$.42	$.43

Weighted-average shares outstanding:
Basic	24,765	24,717
Stock options and restricted stock units	20	28
Diluted	24,785	24,745

Dividends declared per share	$.455	$.455

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006

Net earnings	$10,437	$10,531
Other comprehensive loss:
Net unrealized loss on interest rate swap	(185)	—
Comprehensive income	$10,252	$10,531

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$10,437	$10,531
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	1,865	1,916
Deferred rental revenue	(482)	(823)
Gain on dispositions of real estate	(46)	(34)
Accretion expense	167	167
Stock-based employee compensation expense	54	38
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(6)	9
Mortgages and accounts receivable, net	485	(423)
Prepaid expenses and other assets	192	268
Environmental remediation costs	(418)	(316)
Accounts payable and accrued expenses	(1,195)	(516)
Net cash flow provided by operating activities	11,053	10,817

Cash flows from investing activities:
Property acquisitions and capital expenditures	(80,494)	(14,254)
Collection of mortgages receivable, net	164	33
Proceeds from dispositions of real estate	148	231
Net cash flow used in investing activities	(80,182)	(13,990)

Cash flows from financing activities:
Borrowings under credit agreement, net	81,500	15,000
Cash dividends paid	(11,284)	(11,009)
Credit agreement origination costs	(844)	-
Repayment of mortgages payable, net	(8)	(8)
Proceeds from stock options exercised	-	48
Net cash flow provided by financing activities	69,364	4,031

Net increase in cash and cash equivalents	235	858
Cash and cash equivalents at beginning of period	1,195	1,247

Cash and cash equivalents at end of period	$1,430	$2,105

Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$1,579	$565
Income taxes, net	174	185
Recoveries from state underground storage tank funds	(511)	(341)
Environmental remediation costs	1,366	976

The accompanying notes are an integral part of these consolidated financial statements.

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

The financial statements have been prepared in conformity with GAAP, which requires management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, and income taxes.

The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Commitments and Contingencies:

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and federal agency discount notes.

As of March 31, 2007, the Company leased nine hundred ten of its one thousand ninety-eight properties on a long-term net basis to Getty Petroleum Marketing Inc. (“Marketing”) under a master lease (“Master Lease”) and supplemental leases for four properties (collectively the “Marketing Leases”) (see note 2 to the consolidated financial statements which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia’s largest integrated oil companies. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. A substantial portion of the deferred rental revenue, $31,348,000 of the $32,779,000 recorded as of March 31, 2007, is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due.

Under the Master Lease, the Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of March 31, 2007 and December 31, 2006 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the spin-off. As of March 31, 2007 and December 31, 2006 the Company had accrued $2,812,000 and $2,822,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. Additionally, the Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most of the conditions at the property identified by the New Jersey Department of Environmental Protection and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

From October 2003 through May 2007 the Company was notified that the Company was made party to forty-eight cases, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

Prior to the spin-off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2007 and December 31, 2006, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $318,000 and $332,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. Although loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such adjustments will not have a material adverse effect on the Company’s long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

In order to qualify as a REIT, among other items, the Company must pay out substantially all of its “earnings and profits” (as defined in the Internal Revenue Code) in cash distributions to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amounts distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. The Company accrues for this and other uncertain tax matters when appropriate based on information currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Accordingly, an income tax benefit of $700,000 was recorded in the third quarter of 2006 due to the elimination of the amount accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period. In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 in January 2007 did not have any impact on the Company’s financial position or results of operation.

3. Environmental Expenses

The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three months ended March 31, 2007, the net changes in estimated remediation costs included in environmental expenses in the Company’s consolidated statements of operations were $431,000 as compared to $328,000 for the comparable prior year period, which amounts were net of changes in estimated recoveries from state underground storage tank (“UST”) remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants.

Of the nine hundred ten properties leased to Marketing, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for two hundred nine properties that have not achieved Closure as of March 31, 2007 and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2007, the Company had remediation action plans in place for two hundred seventy-eight (92%) of the three hundred one properties for which it retained environmental responsibility and has not received a “no further action” letter and the remaining twenty-three properties (8%) remain in the assessment phase.

As of March 31, 2007, December 31, 2006 and December 31, 2005, the Company had accrued $17,028,000, $17,201,000 and $17,350,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2007, December 31, 2006 and December 31, 2005, the Company had also recorded $3,929,000, $3,845,000 and $4,264,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $167,000 of net accretion expense is included in environmental expenses for each of the three months ended March 31, 2007 and 2006.

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

4.  Shareholders' Equity:

A summary of the changes in shareholders' equity for the three months ended March 31, 2007 is as follows (in thousands, except share amounts):

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2006	24,764,765	$248	$258,647	$(32,499)	$(821)	$225,575
Net earnings				10,437		10,437
Dividends				(11,290)		(11,290)
Stock-based employee compensation expense			54			54
Net unrealized loss on interest rate swap					(185)	(185)
Stock issued	50	-	-			-
Balance, March 31,2007	24,764,815	$248	$258,701	$(33,352)	$(1,006)	$224,591

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2007 or December 31, 2006.

5. Debt

On March 27, 2007, the Company entered into an amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks.

The Credit Agreement, among other items, increases the aggregate amount of the Company’s credit facility by $75,000,000 to $175,000,000; reduces the interest rate margin on LIBOR based borrowings by 0.25% and extends the term of the Credit Agreement from June 2008 to March 2011. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin ranging from 0.0% to 0.25% or a LIBOR rate plus a margin ranging from 1.0% to 1.5%. The applicable margin is based on the Company's leverage ratio, as defined in the Credit Agreement.

Subject to the terms of the Credit Agreement, the Company has options to extend the term of the Credit Agreement for one additional year and/or increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000, subject to approval by the Company’s Board of Directors and the Bank Syndicate. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company’s ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. The Company believes that the Credit Agreement’s terms, conditions and covenants will not limit its current business practices.

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

Effective March 31, 2007 the Company acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79,335,000 from Trustreet Properties, Inc. (now known as GE Capital Solutions, Franchise Finance) (“GE-FF”) and its various subsidiaries for cash with funds drawn under its Credit Agreement. Effective April 23, 2007, the Company acquired five additional properties from GE-FF for approximately $5,200,000. The aggregate cost of the acquisitions, including transaction costs, is approximately $84,535,000. Substantially all of the properties are triple-net-leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties.

The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of March 31, 2007 is preliminary and subject to change. The purchase price has been allocated between assets, liabilities and intangible assets based on the initial estimates of fair value. These allocations exclude the properties that were acquired in April 2007, are preliminary and may not be indicative of the final allocations. The Company continues to evaluate the existence of pre-acquisition contingencies and the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations during the latter part of 2007. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed liabilities.

Based on these estimates, the Company allocated the purchase price to the applicable assets and liabilities as follows (in thousands):

Consideration:
Purchase price to GE-FF	$78,274
Allocated transaction costs	1,061

Total consideration	$79,335

Assets Acquired:
Real estate investment properties	$76,681
Other assets:
Above market leases	3,706
Leases in place and tenant relationships	2,951

Total	83,338

Liabilities Assumed:
Below market leases and other liabilities	4,003

Net assets acquired	$79,335

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired which was derived from the consolidated books and records of GE-FF. The unaudited pro forma condensed consolidated statements of earnings assume that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) the amortization of the intangible assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms; (c) adjustments to depreciate real estate assets over the depreciable lives and (d) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from GE-FF reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006

Revenues	$20,215	$20,339

Net income	$10,281	$10,696

Net earnings per share:
Basic	$0.42	$0.43
Diluted	$0.41	$0.43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited consolidated financial statements and related notes which appear in this Quarterly Report on Form 10-Q.

Recent Developments

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states from Trustreet Properties, Inc. (now known as GE Capital Solutions, Franchise Finance) (“GE-FF”) and its various subsidiaries for cash with funds drawn under our credit facility. On April 23, 2007 we acquired five additional properties from GE-FF. The aggregate cost of the acquisitions, including transaction costs, is approximately $84.5 million. Substantially all of the properties are triple-net leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties. For more information with respect to the acquisition from GE-FF, see note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of March 31, 2007, we leased nine hundred ten of our one thousand ninety-eight properties on a long-term basis under a master lease (the “Master Lease”) and supplemental leases for four properties, (collectively the “Marketing Leases”) to Getty Petroleum Marketing Inc. (“Marketing”) which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil (“Lukoil”), one of Russia’s largest integrated oil companies.

A substantial portion of our revenues (86% for the three months ended March 31, 2007), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under “Part I, Item 1A. Risk Factors”, in our Annual Report on Form 10-K. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, Lukoil is not a guarantor of the Marketing Leases, and no assurance can be given that Lukoil will provide additional capital to, or otherwise cause, Marketing to fulfill any of its monetary obligations under the Marketing Leases.

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

Selected balance sheet data of Marketing at December 31, 2005, 2004, 2003 and 2002 and selected operating data of Marketing for each of the three years in the period ending December 31, 2004, which is publicly available, has been provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2006. You should not rely on the selected balance sheet data or operating data related to prior years as representative of Marketing’s current financial condition or current results of operations.

Based on our review of the recent financial statements and other financial data Marketing has provided us to date; we have observed a significant decline in their financial results from the prior periods presented. Marketing continues to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997, although there is no assurance that they will continue to do so.

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

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) on our recognition of revenues from rental properties, which results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. GAAP net earnings and FFO may also include income tax benefits recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., prior to 2001. Income taxes did not have a significant impact on our earnings for the periods presented, and accordingly, do not appear as a separate item in our statement of operations or reconciliation of AFFO from net earnings. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases and our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Net earnings	$10,437	$10,531

Depreciation and amortization of real estate assets	1,865	1,916
Gains on dispositions of real estate	(46)	(34)
Funds from operations	12,256	12,413
Deferred rental revenue (straight-line rent)	(482)	(823)
Adjusted funds from operations	$11,774	$11,590
Diluted per share amounts:
Earnings per share	$.42	$.43
Funds from operations per share	$.49	$.50
Adjusted funds from operations per share	$.48	$.47

Diluted weighted average shares outstanding	24,785	24,745

Results of operations
Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues from rental properties were $18.0 million for the three months ended March 31, 2007 as compared to $18.1 million for the three months ended March 31, 2006. We received approximately $15.1 million for both the three months ended March 31, 2007 and the three months ended March 31, 2006 from properties leased to Marketing under the Marketing Leases. We also received rent of $2.4 million in the three months ended March 31, 2007 and $2.2 million in the three months ended March 31, 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in February 2006 and rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.5 million for the three months ended March 31, 2007 as compared to $0.8 million for the three months ended March 31, 2006, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.4 million for the three months ended March 31, 2007 as compared to $2.5 million recorded for the three months ended March 31, 2006.

Environmental expenses, net for the three months ended March 31, 2007 were $1.0 million as compared to $1.1 million for the three months ended March 31, 2006. The decrease was primarily due to a $0.2 million decrease in environmental related litigation expenses as compared to the prior year period partially offset by a $0.1 million increase in change in estimated environmental costs, net of estimated recoveries.

General and administrative expenses for the three months ended March 31, 2007 were $1.5 million as compared to $1.4 million recorded for the three months ended March 31, 2006.

Depreciation and amortization expense was $1.9 million for both the three months ended March 31, 2007 and the three months ended March 31, 2006.

As a result, total operating expenses decreased by approximately $0.2 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Other income, net was $0.1 million for both the three months ended March 31, 2007 and the three months ended March 31, 2006

Interest expense was $1.0 million for the three months ended March 31, 2007 as compared to $0.7 million for the three months ended March 31, 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in February 2006. Interest expense also increased due to higher interest rates which averaged 6.7% for the three months ended March 31, 2007 as compared to 5.8% for the three months ended March 31, 2006.

As a result, net earnings were $10.4 million for the three months ended March 31, 2007, which was comparable to the $10.5 million for the prior year period. For the same period, FFO decreased to $12.3 million as compared to $12.4 million for prior year period and AFFO increased by $0.2 million, to $11.8 million. The increase in AFFO for the quarter was primarily due to the changes in net earnings described above but exclude the $0.3 million decrease in deferred rental revenue (which is included in net earnings and FFO but is excluded from AFFO) recorded for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Diluted earnings per share for the three months ended March 31, 2007 was $0.42 per share, a decrease of $0.01 per share as compared to the three months ended March 31, 2006. Diluted FFO per share for the three months ended March 31, 2007 was $0.49 per share, a decrease of $0.01 per share, as compared to the three months ended March 31, 2006. Diluted AFFO per share for the three months ended March 31, 2007 was $0.48 per share, an increase of $0.01 per share as compared to the three months ended March 31, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement that expires in 2011 and available cash and equivalents. Management believes that dividend payments and cash requirements for our business for the next twelve months, including environmental remediation expenditures, capital expenditures and debt service, can be met by cash flows from operations, borrowings under the credit agreement and available cash and cash equivalents.

On March 27, 2007, we entered into an amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks (the “Bank Syndicate”).

The Credit Agreement, among other items, increases the aggregate amount of our credit facility by $75,000,000 to $175,000,000; reduces the interest rate margin on LIBOR based borrowings by 0.25% and extends the term of the Credit Agreement from July 2008 to March 2011. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin ranging from 0.0% to 0.25% or a LIBOR rate plus a margin ranging from 1.0% to 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement.

Subject to the terms of the Credit Agreement, we have the options to extend the term of the Credit Agreement for one additional year and/or increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000, subject to approval by our Board of Directors and the Bank Syndicate. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. We believe that the Credit Agreement’s terms, conditions and covenants will not limit our current business practices.

In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of March 31, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79.3 million from GE-FF for cash with funds drawn under our Credit Agreement. Total borrowings outstanding under the Credit Agreement at March 31, 2007 were $126.5 million, bearing interest at an average effective rate of 6.40% per annum. Total borrowings increased to $132.5 million as of May 1, 2007 primarily due to additional borrowings used to pay $11.2 million of dividends that were accrued as of March 31, 2007 and paid in April 2007 and $5.2 million to acquire five additional properties in April 2007, net of repayments from positive cash flows provided by rental operations. Accordingly, we had $42.5 million available under the terms of the Credit Agreement as of May 1, 2007 or $167.5 million available assuming our Board of Directors and the Bank Syndicate were to approve our request to increase the Credit Agreement by $125.0 million. Increasing the Credit Agreement is also contingent upon the existing members of the Bank Syndicate increasing their commitment to the Credit Agreement, and/or additional members joining the Bank Syndicate to increase the availability committed under the line.

We elected to be taxed as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $11.3 million for the three months ended March 31, 2007 and $11.0 million for the prior year period. We presently intend to pay common stock dividends of $0.455 per share each quarter ($1.82 per share on an annual basis), and commenced doing so with the quarterly dividend declared in February 2006.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, we had remediation action plans in place for two hundred seventy-eight (92%) of the three hundred one properties for which we retained environmental responsibility and the remaining twenty-three properties (8%) remain in the assessment phase. As of March 31, 2007, we had accrued $17.0 million as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2007 we had also recorded $3.9 million as management’s best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures and recoveries from underground storage tank funds were $1.4 million and $0.5 million, respectively, for the three month period ended March 31, 2007.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.0 million. Accordingly, the environmental accrual as of March 31, 2007 was increased by $2.3 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2007 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.2 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of March 31, 2007 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates recorded during the three months ended March 31, 2007 would not have changed significantly if these changes in the assumptions were made effective December 31, 2006.

In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the three months ended March 31, 2007 and 2006, the aggregate of the net change in estimated remediation costs included in our consolidated statement of operations amounted to $0.4 million and $0.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

Our discussion of environmental matters should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited consolidated financial statements and related notes (including notes 2 and 3) which appear in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest-rate swap agreement and our expectation that we will not settle the interest-rate swap prior to its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; our expectation that we will finalize the allocation of the purchase price for the properties acquired from GE-FF during the later portion of 2007; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions, including the preliminary allocation of the purchase price for the properties acquired from GE-FF.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to materially differ from those forward looking results can be found in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as in other filings we make with the Securities and Exchange Commission and include, but are not limited to risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the risk of loss of our management team; the impact of our electing to be taxed as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate concentrated in one region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to increase our available funding under the Credit Agreement; our potential inability to pay dividends; the risk that our estimates of the fair value of the properties acquired from GE-FF may be revised or that other accounting judgments or assumptions used in the allocation of the purchase price thereof may prove incorrect; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement.  Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin ranging from 0.0% to 0.25% or a LIBOR rate plus a margin ranging from 1.0% to 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. At March 31, 2007, we had borrowings outstanding of $126.5 million under our Credit Agreement bearing interest at an average rate of 6.375% per annum (or an average effective rate of 6.4% including the impact of the interest rate swap discussed below). We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2007 increased significantly due to increased borrowings under the Credit Agreement as compared to December 31, 2006. In April 2006, we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of March 31, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. As of March 31, 2007, our borrowings exceeded the notional amount of the interest rate swap by $81.5 million. As a result of the increase in the funding available under the Credit Agreement from $100.0 million to $175.0 million, and the subsequent increase in our total borrowings, the interest rate swap covers a smaller percentage of our total borrowings that it did previously. We do not foresee any additional significant changes in our exposure or in how we manage this exposure in the near future.

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

Based on our projected average outstanding borrowings under the Credit Agreement for 2007, if market interest rates increase by an average of 0.5% more than the market interest rates as of March 31, 2007, the additional annualized interest expense caused by market interest rate increases since December 31, 2006 would decrease 2007 net income and cash flows by approximately $407,500. This amount is the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $81.5 million projected for the remainder of 2007 under our Credit Agreement that is not covered by our $45.0 million interest rate swap. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at March 31, 2007 and December 31, 2006. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions.  Temporary cash investments, if any, are held in an institutional money market fund and short-term federal agency discount notes.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From January 2007 through May 2007 we have been made party to thirteen additional actions that are nearly identical to the thirty-five cases pending as of December 31, 2006 in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, and note 3 to our consolidated financial statements in such Form 10-K and to note 2 to our accompanying unaudited consolidated financial statements which appear in this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

See “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 for factors that could affect the Company’s results of operations, financial condition and liquidity. There has been no material change in such factors since December 31, 2006.

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

GETTY REALTY CORP.
(Registrant)

Dated: May 10, 2007	BY: /s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: May 10, 2007	BY: /s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer