Form 10-Q
period 2007-06-30
GETTY REALTY CORP /MD/
filed 2007-08-10
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-13777

GETTY REALTY CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	11-3412575
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

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
Yes ☐ No ☒

Registrant had outstanding 24,764,875 shares of Common Stock, par value $.01 per share, as of August 9, 2007.

GETTY REALTY CORP.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
Assets:	2007	2006

Real Estate:
Land	$222,300	$180,409
Buildings and improvements	250,917	203,149
	473,217	383,558
Less – accumulated depreciation and amortization	(118,829)	(116,089)
Real estate, net	354,388	267,469
Deferred rent receivable	33,648	32,297
Cash and cash equivalents	1,844	1,195
Recoveries from state underground storage tank funds, net	4,147	3,845
Mortgages and accounts receivable, net	4,317	3,440
Prepaid expenses and other assets	6,744	1,037
Total assets	$405,088	$309,283

Liabilities and Shareholders' Equity:

Debt	$131,678	$45,194
Environmental remediation costs	18,392	17,201
Dividends payable	11,538	11,284
Accounts payable and accrued expenses	19,520	10,029
Total liabilities	181,128	83,708
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,764,875 at June 30, 2007and 24,764,765 at December 31, 2006	248	248
Paid-in capital	258,769	258,647
Dividends paid in excess of earnings	(34,866)	(32,499)
Accumulated other comprehensive loss	(191)	(821)
Total shareholders' equity	223,960	225,575
Total liabilities and shareholders' equity	$405,088	$309,283

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues from rental properties	$20,727	$18,152	$38,710	$36,191

Expenses:
Rental property expenses	2,366	2,488	4,785	4,972
Environmental expenses, net	3,055	810	4,024	1,911
General and administrative expenses	1,780	1,333	3,233	2,740
Depreciation and amortization expense	2,706	1,995	4,569	3,910
Total expenses	9,907	6,626	16,611	13,533

Operating income	10,820	11,526	22,099	22,658

Other income, net	276	477	391	559
Interest expense	(2,224)	(918)	(3,188)	(1,628)
Net earnings before discontinued operations	8,872	11,085	19,302	21,589

Discontinued operations:
Net earnings (loss) from discontinued operations	(20)	27	(13)	54
Gains on dispositions of real estate from
discontinued operations	1,172	-	1,172	-
Net earnings	$10,024	$11,112	$20,461	21,643

Basic earnings (loss) per common share:
Net earnings before discontinued operations	$.35	$.45	$.78	$.88
Discontinued operations	.05	-	.05	-
Net earnings	$.40	$.45	$.83	$.88

Diluted earnings (loss) per common share:
Net earnings before discontinued operations	$.35	$.45	$.78	$.87
Discontinued operations	.05	-	.05	-
Net earnings	$.40	$.45	$.83	$.87

Weighted average shares outstanding:
Basic	24,765	24,725	24,765	24,721
Stock options and restricted stock units	22	22	21	25
Diluted	24,787	24,747	24,786	24,746

Dividends declared per share	$.465	$.455	$.920	$.910

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net earnings	$10,024	$11,112	$20,461	$21,643
Other comprehensive loss:
Net unrealized gain on interest rate swap	815	177	630	177
Comprehensive income	$10,839	$11,289	$21,091	$21,820

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$20,461	$21,643
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	4,572	3,912
Deferred rental revenue	(1,351)	(1,596)
Net amortization of above-market and below-market leases	(554)	-
Gains on dispositions of real estate	(1,438)	(457)
Accretion expense	384	348
Stock-based employee compensation expense	120	87
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(134)	416
Mortgages and accounts receivable, net	(1,075)	(659)
Prepaid expenses and other assets	244	229
Environmental remediation costs	639	(1,109)
Accounts payable and accrued expenses	86	(791)
Net cash flow provided by operating activities	21,954	22,023

Cash flows from investing activities:
Property acquisitions and capital expenditures	(86,201)	(15,358)
Collection of mortgages receivable, net	198	(120)
Proceeds from dispositions of real estate	1,649	826
Net cash flow used in investing activities	(84,354)	(14,652)

Cash flows from financing activities:
Borrowings under credit agreement, net	86,500	14,300
Cash dividends paid	(22,574)	(22,273)
Credit agreement origination costs	(863)	-
Repayment of mortgages payable, net	(16)	(15)
Proceeds from stock options exercised	2	232
Net cash flow provided by (used in) financing activities	63,049	(7,756)

Net increase in cash and cash equivalents	649	(385)
Cash and cash equivalents at beginning of period	1,195	1,247

Cash and cash equivalents at end of period	$1,844	$862

Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$1,747	$1,362
Income taxes, net	329	328
Recoveries from state underground storage tank funds	(871)	(859)
Environmental remediation costs	2,434	2,030

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

The operating results and gains from the dispositions of real estate are reclassified as discontinued operations for properties that have been sold. The operating results of the properties disposed of in 2007 for the three and six months ended June 30, 2006 have been reclassified to discontinued operations to conform to the 2007 presentation. Discontinued operations for the quarter and six months ended June 30, 2007 are primarily comprised of gains from two property sales. The revenue from rental properties and expenses related to these properties are insignificant for the three and six months ended June 30, 2007 and 2006.

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

As of June 30, 2007, the Company leased nine hundred four of its one thousand ninety-five properties on a long-term net basis to Getty Petroleum Marketing Inc. (“Marketing”) under a master lease (“Master Lease”) and supplemental leases for four properties (collectively the “Marketing Leases”) (see note 2 to the consolidated financial statements which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia’s largest integrated oil companies. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. A substantial portion of the deferred rental revenue, $31,761,000 of the $33,648,000 recorded as of June 30, 2007, is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due. The Company has noted a continuing significant decline in Marketing’s annual financial results based on the financial statements and other financial data Marketing has provided to date. No assurance can be given that Marketing will have the ability to pay its debts and meet its rent and other financial obligations under the Marketing Leases as they become due. Although Marketing is wholly owned by a subsidiary of Lukoil and Lukoil has provided capital, and we believe currently provides credit enhancement, to Marketing, Lukoil is not a guarantor of the Marketing Leases and no assurance can be given that Lukoil will provide any credit enhancement or additional capital to Marketing for the remainder of the terms of the Marketing Leases, or otherwise cause Marketing to fulfill any of its rental or other financial obligations under the Marketing Leases.

Under the Master Lease, the Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2007 and December 31, 2006 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the spin-off. As of June 30, 2007 and December 31, 2006 the Company had accrued $2,432,000 and $2,822,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

From October 2003 through June 2007 the Company was notified that the Company was made party to forty-eight cases, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

Prior to the spin-off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2007 and December 31, 2006, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $313,000 and $332,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. Although loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such adjustments will not have a material adverse effect on the Company’s long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

In order to qualify as a REIT, among other items, the Company must pay out substantially all of its “earnings and profits” (as defined in the Internal Revenue Code) in cash distributions to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amounts required to be distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. The Company accrues for this and other uncertain tax matters when appropriate based on information currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Accordingly, an income tax benefit of $700,000 was recorded in the third quarter of 2006 due to the elimination of the amount accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period. In June 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 in January 2007 did not have any impact on the Company’s financial position or results of operation.

3.     Environmental Expenses

The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and six months ended June 30, 2007, and 2006 the net changes in estimated remediation costs included in environmental expenses in the Company’s consolidated statements of operations were $1,638,000 and $2,069,000, respectively, as compared to $150,000 and $478,000, respectively, for the comparable prior year period, which amounts were net of changes in estimated recoveries from state underground storage tank (“UST”) remediation funds. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

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

Of the nine hundred four properties leased to Marketing, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for two hundred nineteen properties that have not achieved Closure as of June 30, 2007 and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2007, the Company had remediation action plans in place for two hundred seventy-three (93%) of the two hundred ninety five properties for which it retained environmental responsibility and has not received a “no further action” letter and the remaining twenty-two properties (7%) remain in the assessment phase.

As of June 30, 2007, December 31, 2006 and December 31, 2005, the Company had accrued $18,392,000, $17,201,000 and $17,350,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2007, December 31, 2006 and December 31, 2005, the Company had also recorded $4,147,000, $3,845,000 and $4,264,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $384,000 and $348,000 of net accretion expense is included in environmental expenses for the six months ended June 30, 2007 and 2006, respectively.

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

4.      Shareholders' Equity:

A summary of the changes in shareholders' equity for the six months ended June 30, 2007 is as follows (in thousands, except share amounts):

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2006	24,764,765	$248	$258,647	$(32,499)	$(821)	$225,575
Net earnings				20,461		20,461
Dividends				(22,828)		(22,828)
Stock-based employee compensation expense			120			120
Net unrealized gain on interest rate swap					630	630
Stock issued	110	-	2			2
Balance, June 30,2007	24,764,875	$248	$258,769	$(34,866)	$(191)	$223,960

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2007 or December 31, 2006.

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

Effective March 31, 2007 the Company acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79,335,000 from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under its Credit Agreement. Effective April 23, 2007, the Company acquired five additional properties from Trustreet for approximately $5,200,000. The aggregate cost of the acquisitions, including transaction costs, is approximately $84,535,000. Substantially all of the properties are triple-net-leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties.

The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of June 30, 2007 is preliminary and subject to change. The purchase price has been allocated between assets, liabilities and intangible assets based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. The Company continues to evaluate the existence of pre-acquisition contingencies and the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations during the latter part of 2007. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases and in-place leases) and assumed liabilities.

Based on these estimates, the Company allocated the purchase price to the applicable assets and liabilities as follows (in thousands):

Consideration:
Purchase price paid to Trustreet	$83,404
Allocated transaction costs	1,131

Total Consideration	$84,535

Assets Acquired:
Real estate investment properties	$89,908
Above-market leases	1,955
Leases in place	3,396

Total	95,259

Liabilities Assumed:
Below-market leases	10,724

Net assets acquired	$84,535

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired which was derived from the consolidated books and records of Trustreet. The unaudited pro forma condensed consolidated statements of earnings assume that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from (i) the straight-lining of scheduled rent increases; and (ii) the net amortization of the intangible assets relating to above-market leases and intangible liabilities relating to below-market leases over the remaining lease terms which average eleven years and (b) depreciation and amortization adjustments resulting from (i) the depreciation of real estate assets over their useful lives which average seventeen years and (ii) the amortization of intangible assets relating to leases in place  over the remaining lease terms. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from Trustreet reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended June		Six Months Ended June
	2007	2006	2007	2006
Revenues	$20,784	$20,716	$41,489	$41,499

Net income	$10,033	$11,554	$21,021	$22,655

Net earnings per share
Basic	$0.41	$0.47	$0.85	$0.92
Diluted	$0.41	$0.47	$0.85	$0.91

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

Recent Developments

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under our credit facility. On April 23, 2007 we acquired five additional properties from Trustreet. The aggregate cost of the acquisitions, including transaction costs, is approximately $84.5 million. Substantially all of the properties are triple-net leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties. For more information with respect to the acquisition from Trustreet, see note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of June 30, 2007, we leased nine hundred four of our one thousand ninety-five properties on a long-term basis under a master lease (the “Master Lease”) and supplemental leases for four properties, (collectively the “Marketing Leases”) to Getty Petroleum Marketing Inc. (“Marketing”) which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil (“Lukoil”), one of Russia’s largest integrated oil companies.

A substantial portion of our revenues (80% for the six months ended June 30, 2007), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees may have a material adverse effect on our financial condition and results of operations. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate their businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under “Part I, Item 1A. Risk Factors”, in our Annual Report on Form 10-K. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil and Lukoil has provided capital, and we believe currently provides credit enhancement, to Marketing, Lukoil is not a guarantor of the Marketing Leases and no assurance can be given that Lukoil will provide any credit enhancement  or additional capital to Marketing of the Marketing Leases, or otherwise cause Marketing to fulfill any of its rental ofor other financial obligations under the Marketing Leases. Marketing continues to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997, although there is no assurance can be given that they will continue to do so.

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

We have noted a continuing significant decline in  Marketing’s annual financial results from the prior periods presented based on the financial statements and other financial data Marketing has provided to us to date. Accordingly, no assurance can be given that Marketing will have the ability to pay its debts and meet its rental and other financial obligations under the Marketing Leases as they become due.

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

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and our prior experience with Marketing’s tenants, could relet these properties to the existing subtenants who operate their businesses at our properties or others at market rents. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing’s financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing’s financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

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

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenues from rental properties. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. GAAP net earnings and FFO may also include income tax benefits recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., prior to 2001. Income taxes did not have a significant impact on our earnings for the periods presented, and accordingly, do not appear as a separate item in our statement of operations or reconciliation of AFFO from net earnings. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue, net amortization of above-market and below-market leases and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases, rental revenue from in-place leases and our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net earnings	$10,024	$11,112	$20,461	$21,643

Depreciation and amortization of real estate assets	2,706	1,995	4,569	3,910
Gains on dispositions of real estate	(220)	(423)	(266)	(457)
Non-FFO items reported in discontinued operations:
Depreciation and amortization of real estate assets	1	1	3	2
Gains on dispositions of real estate	(1,172)	-	(1,172)	-
Funds from operations	11,339	12,685	23,595	25,098
Deferred rental revenue (straight-line rent)	(901)	(772)	(1,320)	(1,594)
Deferred rental revenue (straight-line rent) reported in
discontinued operations	32	(1)	(31)	(2)
Net amortization of above-market and below-market leases	(554)	-	(554)	-
Adjusted funds from operations	$9,916	$11,912	$21,690	$23,502
Diluted per share amounts:
Earnings per share	$0.40	$0.45	$.83	$0.87
Funds from operations per share	$0.46	$0.51	$.95	$1.01
Adjusted funds from operations per share	$0.40	$0.48	$.88	$0.95

Diluted weighted average shares outstanding	24,787	24,747	24,786	24,746

Results of operations
Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues from rental properties were $20.7 million for the three months ended June 30, 2007 as compared to $18.2 million for the three months ended June 30, 2006. We received approximately $15.0 million for both the three months ended June 30, 2007 and three months ended June 30, 2006 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.2 million in the three months ended June 30, 2007 and $2.4 million in the three months ended June 30, 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.9 million for the three months ended June 30, 2007 as compared to $0.8 million for the three months ended June 30, 2006, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. Revenues from rental properties also include $0.6 million of net amortization of above-market and below-market leases due to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.4 million for the three months ended June 30, 2007 and were comparable to $2.5 million recorded for the three months ended June 30, 2006.

Environmental expenses, net for the three months ended June 30, 2007 were $3.1 million as compared to $0.8 million for the three months ended June 30, 2006. The increase was primarily due to a $1.5 million increase in change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, and a $0.7 million increase in environmental related litigation expenses as compared to the prior year period. The increase in the change in estimated environmental costs for the three months ended June 30, 2007 was due to the increase in project scope and cost forecasts at a limited number of properties, including one site where the estimated cost to complete the remediation was increased by approximately $1.3 million during the second quarter as a result of recently discovered off-site contamination and the decision to treat on-site contamination more aggressively than had been previously planned.

General and administrative expenses for the three months ended June 30, 2007 were $1.8 million as compared to $1.3 million recorded for the three months ended June 30, 2006. The increase was caused by approximately $0.3 million of higher professional fees in 2007 and a credit of $0.2 million to insurance loss reserves recorded in 2006. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997.

Depreciation and amortization expense was $2.7 million for the three months ended June 30, 2007 as compared to $2.0 million recorded for the three months ended June 30, 2006. The increase was primarily due to properties acquired in 2007 offset by the effect of dispositions of real estate and lease expirations.

As a result, total operating expenses increased by approximately $3.3 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

Other income, net, which includes certain gains on dispositions of real estate, was $0.3 million for the three months ended June 30, 2007 and $0.5 million for the three months ended June 30, 2006. Gains on dispositions of real estate from discontinued operations was $1.2 million for three months ended June 30, 2007. Gains on dispositions of real estate increased by an aggregate of $1.0 million to $1.4 million, as compared to the prior year period.

Interest expense was $2.2 million for the three months ended June 30, 2007 as compared to $0.9 million for the three months ended June 30, 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in 2007.

As a result, net earnings were $10.0 million for the three months ended June 30, 2007 as compared to the $11.1 million for the prior year period. For the same period, FFO decreased to $11.3 million as compared to $12.7 million for prior year period and AFFO decreased by $2.0 million, to $9.9 million. The decrease in FFO for the quarter was primarily due to the changes in net earnings described above but excludes the $0.7 million increase in depreciation and amortization expense and the $1.0 million increase in gains on dispositions of real estate. The decrease in AFFO for the quarter also excludes adjustments which increased revenue from rental properties by $0.7 million comprised of a $0.1 million increase in deferred rental revenue and the $0.6 million of net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO) recorded for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Diluted earnings per share for the three months ended June 30, 2007 was $0.40 per share, a decrease of $0.05 per share as compared to the three months ended June 30, 2006. Diluted FFO per share for the three months ended June 30, 2007 was $0.46 per share, a decrease of $0.05 per share, as compared to the three months ended June 30, 2006. Diluted AFFO per share for the three months ended June 30, 2007 was $0.40 per share, a decrease of $0.08 per share as compared to the three months ended June 30, 2006.

Results of operations
Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues from rental properties were $38.7 million for the six months ended June 30, 2007 as compared to $36.2 million for the six months ended June 30, 2006. We received approximately $30.2 million for the six months ended June 30, 2007 and $30.1 million in the six months ended June 30, 2006 from properties leased to Marketing under the Marketing Leases. We also received rent of $6.6 million in the six months ended June 30, 2007 and $4.5 million in the six months ended June 30, 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March and April 2007 and February 2006 and rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $1.3 million for the six months ended June 30, 2007 as compared to $1.6 million for the six months ended June 30, 2006, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. Revenues from rental properties also include $0.6 million of net amortization of above-market and below-market leases due to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $4.8 million for the six months ended June 30, 2007 and was comparable to $5.0 million recorded for the six months ended June 30, 2006.

Environmental expenses, net for the six months ended June 30, 2007 were $4.0 million as compared to $1.9 million for the six months ended June 30, 2006. The increase was primarily due to a $1.6 million increase in change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, and a $0.5 million increase in environmental related litigation expenses as compared to the prior year period. Legal fees and litigation related expenses were $1.2 million for the six months ended June 30, 2007 compared to $0.7 million for 2006. The increase in the change in estimated environmental costs for the six months ended June 30, 2007 was due to the increase in project scope and cost forecasts at a limited number of properties, including one site where the estimated cost to complete the remediation was increased by approximately $1.3 million during the second quarter as a result of recently discovered off-site contamination and the decision to treat on-site contamination more aggressively than had been previously planned.

General and administrative expenses for the six months ended June 30, 2007 were $3.2 million as compared to $2.7 million recorded for the six months ended June 30, 2006. The increase was caused by approximately $0.3 million of higher professional fees and a credit of $0.2 million to insurance loss reserves recorded in 2006. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997.

Depreciation and amortization expense for the six months ended June 30, 2007 was $4.6 million as compared to $3.9 million recorded for the six months ended June 30, 2006. The increase was primarily due to properties acquired in 2007 offset by the effect of dispositions of real estate and lease expirations.

As a result, total operating expenses increased by approximately $3.1 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Other income, net, which includes certain gains on disposition of real estate, was $0.4 million for the six months ended June 30, 2007 and $0.6 million for the six months ended June 30, 2006. Gains on dispositions of real estate from discontinued operations was $1.2 million for the six months ended June 30, 2007. Gains on dispositions of real estate increased by an aggregate of $1.0 million as compared to the prior year period.

Interest expense was $3.2 million for the six months ended June 30, 2007 as compared to $1.6 million for the six months ended June 30, 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in March and April 2007 and February 2006.

As a result, net earnings were $20.5 million for the six months ended June 30, 2007, as compared to the $21.6 million for the prior year period. For the same period, FFO decreased to $23.6 million as compared to $25.1 million for prior year period and AFFO decreased by $1.8 million, to $21.7 million. The decrease in FFO for the six months was primarily due to the changes in net earnings described above but excludes the $0.7 million increase in depreciation and amortization expense and the $1.0 million increase in gains on dispositions of real estate. The decrease in AFFO for the six months also excludes net adjustments which increased revenue from rental properties by $0.3 million comprised of the $0.6 million net amortization of above-market and below-market leases offset by a $0.3 million decrease in deferred rental revenue (which are included in net earnings and FFO but are excluded from AFFO) recorded for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Diluted earnings per share for the six months ended June 30, 2007 was $0.83 per share, a decrease of $0.04 per share as compared to the six months ended June 30, 2006. Diluted FFO per share for the six months ended June 30, 2007 was $0.95 per share, a decrease of $0.06 per share, as compared to the six months ended June 30, 2006. Diluted AFFO per share for the six months ended June 30, 2007 was $0.88 per share, a decrease of $0.07 per share as compared to the six months ended June 30, 2006.

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

In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of June 30, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79.3 million from Trustreet for cash with funds drawn under our Credit Agreement. Total borrowings outstanding under the Credit Agreement at June 30, 2007 were $131.5 million, bearing interest at an average effective rate of 6.40% per annum. Total borrowings were $133.5 million as of August 1, 2007. Accordingly, we had $41.5 million available under the terms of the Credit Agreement as of August 1, 2007 or $166.5 million available assuming our Board of Directors and the Bank Syndicate were to approve our request to increase the Credit Agreement by $125.0 million. Increasing the Credit Agreement is also contingent upon the existing members of the Bank Syndicate increasing their commitment to the Credit Agreement, and/or additional members joining the Bank Syndicate to increase the availability committed under the line.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $22.6 million for the six months ended June 30, 2007 and $22.3 million for the prior year period. We presently intend to pay common stock dividends of $0.465 per share each quarter ($1.86 per share on an annual basis), and commenced doing so with the quarterly dividend declared in May 2007.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed, and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that the more critical of our accounting policies relate to revenue recognition, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007, we had remediation action plans in place for two hundred seventy-three (93%) of the two hundred ninety five properties for which we retained environmental responsibility and the remaining twenty-two properties (7%) remain in the assessment phase. As of June 30, 2007, we had accrued $18.4 million as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2007 we had also recorded $4.1 million as management’s best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures and recoveries from underground storage tank funds were $2.4 million and $0.9 million, respectively, for the six month period ended June 30, 2007.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value.  We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.3 million. Accordingly, the environmental accrual as of June 30, 2007 was increased by $2.5 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2007 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.2 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2007 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates recorded during the six months ended June 30, 2007 would not have changed significantly if these changes in the assumptions were made effective December 31, 2006.

In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the six months ended June 30, 2007 and 2006, the aggregate of the net change in estimated remediation costs, including accretion expense, included in our consolidated statement of operations amounted to $2.5 million and $0.8 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

Forward Looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates” and similar expressions are used, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows;  our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status;  the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest-rate swap agreement and our expectation that we will not settle the interest-rate swap prior to its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; our expectation that we will finalize the allocation of the purchase price for the properties acquired from Trustreet during the later portion of 2007; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions, including the preliminary allocation of the purchase price for the properties acquired from Trustreet.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to materially differ from those forward looking results can be found in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as in other filings we make with the Securities and Exchange Commission and include, but are not limited to risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the risk of loss of our management team; the impact of our electing to be treated as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate concentrated in one region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to increase our available funding under the Credit Agreement; our potential inability to pay dividends; the risk that our estimates of the fair value of the properties acquired from Trustreet may be revised or that other accounting judgments or assumptions used in the allocation of the purchase price thereof may prove incorrect; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement.  Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin ranging from 0.0% to 0.25% or a LIBOR rate plus a margin ranging from 1.0% to 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. At June 30, 2007, we had borrowings outstanding of $131.5 million under our Credit Agreement bearing interest at an average rate of 6.38% per annum (or an average effective rate of 6.40% including the impact of the interest rate swap discussed below). We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2007 increased significantly due to increased borrowings under the Credit Agreement as compared to December 31, 2006. In April 2006, we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of June 30, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. As of June 30, 2007, our borrowings exceeded the notional amount of the interest rate swap by $86.5 million. As a result of the increase in the funding available under the Credit Agreement from $100.0 million to $175.0 million, and the subsequent increase in our total borrowings, the interest rate swap covers a smaller percentage of our total borrowings that it did previously. We do not foresee any additional significant changes in our exposure or in how we manage this exposure in the near future.

We entered into the $45.0 million notional five year interest rate swap agreement designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy partially protects us against future increases in interest rates. While this agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

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

Based on our projected average outstanding borrowings under the Credit Agreement for 2007, if market interest rates increase by an average of 0.5% more than the market interest rates as of June 30, 2007, the additional annualized interest expense caused by market interest rate increases since December 31, 2006 would decrease 2007 net income and cash flows by approximately $216,000. This amount is the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $86.5 million projected for the remainder of 2007 under our Credit Agreement that is not covered by our $45.0 million interest rate swap. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions.  The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at June 30, 2007 and December 31, 2006. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2007.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2005, an action was commenced against us in the Superior Court in Providence, Rhode Island, by the owner of a pier that is adjacent to one of our terminals that is leased to Marketing seeking monetary damages of approximately $500,000 representing alleged costs related to the ownership and maintenance of the pier for the period from January 2003 through September 2005. We do not believe that we have any legal, contractual or other responsibility for such costs.  Additionally, we believe that, under the terms of the Master Lease that covers the property, Marketing is responsible for such costs and tendered the matter to them for defense and indemnification.  It is noted that Marketing has declined to accept the tender and have denied liability for the claim. We have filed a third party claim against Marketing seeking defense and indemnification that has been tolled, pending resolution of the underlying litigation.  In that regard, it is noteworthy that, at the pre-trial conference held in this matter, the Court advised the owner that there is binding legal precedent from prior litigation involving the pier that likely will defeat its claim.

In August 2006, we were notified by the New Jersey Schools Corporation (NJCC) of their discovery of abandoned USTs, and soil contamination, at a property that they acquired from our subsidiary, by condemnation. Prior to the taking, the property was leased to and operated by Marketing. NJCC is demanding reimbursement of costs allegedly incurred in connection with removal of the USTs and soil remediation (in the approximate amount of $950,000 in the aggregate).  We believe that, under the terms of the Master Lease that covered the property, Marketing is responsible for such costs and tendered the matter to them for defense and indemnification.  It is noted that they have declined to accept the tender and have denied liability for the claim.  We have filed a compulsory third party claim against Marketing seeking defense and indemnification.  Subsequent to end of the quarter, Marketing filed a claim against the Company seeking defense and indemnification.

In May 2007, the Company’s subsidiary received a lease default notice from its sublandlord pertaining to an alleged underpayment of rent by our subsidiary for a period of time exceeding 15 years.  In June 2007, the Company commenced an action against the sublandlord seeking an injunction that would preclude the sublandlord from taking any action to terminate its sublease with our subsidiary or collect the alleged underpayment of rent.  In support of the Company’s action for an injunction, the Company submitted a Memorandum of Law that fully briefed the issue of the limitation upon the sublandlord’s claim imposed by the applicable statute of limitations.  This limitation was informally acknowledged by the Court at the preliminary Court conference in the matter.  Additionally, further investigation of the relevant facts supports the claim by our subsidiary that parties agreed in writing to a modification of the rental provisions under the sublease and that there has been no underpayment of rent by our subsidiary or that any underpayment would have been the result of a mutual mistake by the parties upon which our subsidiary relied, in either case making it probable that our subsidiary would not suffer any loss in connection with this matter.

In July 2007, subsidiaries of the Company were notified of the commencement of three actions by the State of New Jersey (“NJDEP”) seeking “Natural Resource Damanges” (“NRDs”) arising out of petroleum releases years ago.  The accuracy of the allegations as they relate to us, the legal right of the NJDEP to claim NRDs in these actions, the viability of our defenses to such claims, the legal basis for determining the amount of the NRDs, and the method of allocating damages, if any, between defendants has not been determined.

In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to them and the cleanup of all contamination caused by them. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from underground storage tanks for which we were responsible. The State of New Jersey Department of Environmental Protection (the “NJDEP”) has notified the tenant that it is responsible for the cleanup and remediation of contamination resulting from a petroleum release. The case has been settled without any payment by the Company.  As a part of the settlement, the tenant will buy the subject property, assume responsibility for the remediation of all environmental conditions and fully indemnify the Company and its affiliates respecting all environmental liability.

In September 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs claimed to have been incurred by it in connection with the development of its property located in Philadelphia, Pennsylvania, that, in part, is a former retail motor fuel property supplied by us with gasoline. The current owner claims that the costs are reimbursable pursuant to an Indemnity Agreement that we entered into with the prior property owner. Although we acknowledged responsibility for a portion of the contaminated soil, and were engaged in the remediation of the same, we denied responsibility for the full extent of the costs estimated to be incurred.  The matter was settled on June 29, 2007, in consideration for a payment by the Company of $985,000 on that date.

   In May 2006, we were advised of an action in the Superior Court of New Jersey, Middlesex County, against our subsidiary, filed by a property owner claiming damages for remediation of contaminated soil. The litigation is still in the initial discovery phase.  Although, initially, it was not clear from the pleadings in the matter that there was any basis at all for the claim against us, we have determined that it is likely that corporate successor liability could be the basis for prosecuting the claim against our subsidiary.  The Company believes that it has defenses to the claim and will vigorously defend the matter.

From January 2007 through June  2007 we have been made party to nine additional actions that are nearly identical to the  thirty-five cases pending as of December 31, 2006 in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined.  Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 15, 2007. There were 24,764,815 shares of our common stock outstanding and entitled to vote at our annual meeting, and 23,603,345 shares were represented in person or by proxy. The following matters were voted upon at the annual meeting:

The five directors listed below were elected to serve an additional one-year term:

Nominee	Votes For	Votes Withheld
Milton Cooper	23,483,651	119,693
Philip E. Coviello	23,488,157	115,187
Leo Liebowitz	23,478,778	124,566
Howard Safenowitz	22,454,758	1,148,586
David B. Driscoll	23,536,814	66,530

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified:

Votes For	Votes Against	Abstentions
23,243,518	66,683	293,144

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

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

GETTY REALTY CORP.
(Registrant)

Dated: August 9, 2007	BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: August 9, 2007	BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer