Form 10-Q
period 2007-09-30
GETTY REALTY CORP /MD/
filed 2007-11-09
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [   ]  No [X]

Registrant had outstanding 24,764,875 shares of Common Stock, par value $.01 per share, as of November 6, 2007.

GETTY REALTY CORP.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
Assets:	2007	2006

Real Estate:
Land	$222,497	$180,409
Buildings and improvements	251,597	203,149
	474,094	383,558
Less – accumulated depreciation and amortization	(120,586)	(116,089)
Real estate, net	353,508	267,469
Deferred rent receivable	34,219	32,297
Cash and cash equivalents	1,504	1,195
Recoveries from state underground storage tank funds, net	4,409	3,845
Mortgages and accounts receivable, net	4,612	3,440
Prepaid expenses and other assets	6,412	1,037
Total assets	$404,664	$309,283

Liabilities and Shareholders' Equity:

Debt	$128,820	$45,194
Environmental remediation costs	19,581	17,201
Dividends payable	11,538	11,284
Accounts payable and accrued expenses	20,422	10,029
Total liabilities	180,361	83,708
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,764,875 at September 30, 2007 and 24,764,765 at December 31, 2006	248	248
Paid-in capital	258,837	258,647
Dividends paid in excess of earnings	(33,558)	(32,499)
Accumulated other comprehensive loss	(1,224)	(821)
Total shareholders' equity	224,303	225,575
Total liabilities and shareholders' equity	$404,664	$309,283

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues from rental properties	$20,255	$17,994	$58,823	$54,112

Expenses:
Rental property expenses	2,295	2,404	7,082	7,370
Environmental expenses, net	2,838	1,638	6,862	3,528
General and administrative expenses	1,525	1,383	4,758	4,123
Depreciation and amortization expense	2,598	1,886	7,164	5,787
Total expenses	9,256	7,311	25,866	20,808
Operating income	10,999	10,683	32,957	33,304

Other income, net	1,419	809	1,809	1,367
Interest expense	(2,314)	(979)	(5,502)	(2,607)
Net earnings before income taxes and
discontinued operations	10,104	10,513	29,264	32,064
Income tax benefit	-	700	-	700
Net earnings before discontinued operations	10,104	11,213	29,264	32,764

Discontinued operations:
Net earnings from discontinued operations	144	63	272	155
Gains on dispositions of real estate from
discontinued operations	2,598	-	3,771	-
Net earnings from discontinued operations	2,742	63	4,043	155

Net earnings	$12,846	$11,276	$33,307	$32,919

Basic earnings per common share:
Net earnings before discontinued operations	$.41	$.46	$1.18	$1.32
Discontinued operations	.11	-	.16	.01
Net earnings	$.52	$.46	$1.34	$1.33

Diluted earnings per common share:
Net earnings before discontinued operations	$.41	$.46	$1.18	$1.32
Discontinued operations	.11	-	.16	.01
Net earnings	$.52	$.46	$1.34	$1.33

Weighted average shares outstanding:
Basic	24,765	24,739	24,765	24,727
Stock options and restricted stock units	27	25	23	25
Diluted	24,792	24,764	24,788	24,752

Dividends declared per share	$.465	$.455	$1.385	$1.365

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net earnings	$12,846	$11,276	$33,307	$32,919
Other comprehensive loss:
Net unrealized loss on interest rate swap	(1,033)	(1,071)	(403)	(894)
Comprehensive income	$11,813	$10,205	$32,904	$32,025

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$33,307	$32,919
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	7,186	5,803
Deferred rental revenue	(1,922)	(2,345)
Net amortization of above-market and below-market leases	(942)	-
Gains on dispositions of real estate	(5,386)	(1,152)
Accretion expense	648	576
Stock-based employee compensation expense	188	137
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(287)	457
Mortgages and accounts receivable, net	(1,402)	(1,000)
Prepaid expenses and other assets	323	354
Environmental remediation costs	1,455	(935)
Accounts payable and accrued expenses	474	(207)
Accrued income taxes	-	(700)
Net cash flow provided by operating activities	33,642	33,907

Cash flows from investing activities:
Property acquisitions and capital expenditures	(89,354)	(15,512)
Collection (issuance) of mortgages receivable, net	230	(84)
Proceeds from dispositions of real estate	7,138	1,813
Net cash flow used in investing activities	(81,986)	(13,783)

Cash flows from financing activities:
Borrowings under credit agreement, net	83,650	12,500
Cash dividends paid	(34,112)	(33,542)
Credit agreement origination costs	(863)	-
Repayment of mortgages payable	(24)	(23)
Proceeds from stock options exercised	2	647
Net cash flow provided by (used in) financing activities	48,653	(20,418)

Net increase in cash and cash equivalents	309	(294)
Cash and cash equivalents at beginning of period	1,195	1,247

Cash and cash equivalents at end of period	$1,504	$953

Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$3,961	$1,785
Income taxes, net	490	472
Recoveries from state underground storage tank funds	(1,244)	(1,396)
Environmental remediation costs	3,779	3,283

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

The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could materially differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses and income taxes.

The operating results and gains from certain dispositions of real estate are reclassified as discontinued operations. The operating results of such properties for the three and nine months ended September 30, 2006 have been reclassified to discontinued operations to conform to the 2007 presentation. Discontinued operations for the quarter and nine months ended September 30, 2007 are primarily comprised of gains or losses from five and seven property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three and nine months ended September 30, 2007 and 2006.

The consolidated financial statements are unaudited but, in the Company’s opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.  Commitments and Contingencies:

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in overnight bank time deposits and an institutional money market fund.

As of September 30, 2007, the Company leased eight hundred ninety-five of its one thousand eighty-five properties on a long-term net basis to Getty Petroleum Marketing Inc. (“Marketing”) under a master lease (“Master Lease”) and supplemental leases for four properties (collectively the “Marketing Leases”) (see note 2 to the consolidated financial statements which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). A substantial portion of our revenues (75% for the three months ended September 30, 2007), are derived from the Marketing Leases. Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-off”). In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil, one of Russia’s largest integrated oil companies. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its obligations under the Marketing Leases. A substantial portion of the deferred rent receivable, $32,041,000 of the $34,219,000 recorded as of September 30, 2007, is due to recognition of rental revenue on a straight-line basis under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its sub-tenants who operate their convenience store, automotive repair services or other businesses at the Company’s properties, most of whom were the Company’s tenants when Marketing was spun-off to the Company’s shareholders. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due. The Company has noted a significant decline in Marketing’s annual financial results based on the financial statements and other financial data Marketing has provided to date. No assurance can be given that Marketing will have the ability to pay its debts and meet its rent and other financial obligations under the Marketing Leases as they become due. Although Marketing is wholly owned by a subsidiary of Lukoil and Lukoil has provided capital, and we believe currently provides credit enhancement, to Marketing, Lukoil is not a guarantor of the Marketing Leases and no assurance can be given that Lukoil will provide any credit enhancement or additional capital to Marketing for the remainder of the terms of the Marketing Leases or otherwise cause Marketing to fulfill any of its rental or other financial obligations under the Marketing Leases.

While the initial term of the Marketing Leases are effective through December 2015, representatives of Marketing have indicated to the Company their desire to modify the Marketing Leases to (i) remove a significant number of properties from the Marketing Leases and eliminate Marketing’s payment of rent to the Company with respect to those properties and eliminate or reduce Marketing’s direct payment of operating expenses with respect to those properties, and (ii) reduce the aggregate amount of rent paid to the Company for the properties remaining under the Marketing Leases. The effect of any such modification may significantly reduce the amount of rent we receive from Marketing and increase the Company’s operating expenses. We can not accurately predict whether or when the Marketing Leases will be modified or, what the terms of any such agreement may be if the Marketing Leases are modified.

The Company continues to believe that the deferred rent receivable recorded under the straight-line method of accounting for the Marketing Leases referred to above is collectable when due. Given the uncertainties regarding a possible modification to the Marketing Leases, the Company believes it is reasonably possible that its assumption that Marketing will make all contractual lease payments during the initial term of the Marketing Leases when due, when applying the straight-line method of accounting for rental revenue, may change, which may result in an adjustment to the deferred rent receivable that could be material to the Company’s financial condition or results of operations for any single fiscal year or interim period. Although the Company is the owner of the properties and the Getty brand and has prior experience with Marketing’s tenants, in the event that properties are removed from the Marketing Leases, the Company can not accurately predict whether, when or on what terms such properties could be re-let or sold. Accordingly, a significant modification of the Marketing Leases could materially adversely affect the Company’s financial condition, revenues, operating expenses and results of operations.

Under the Master Lease, the Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company. Under the agreement, Marketing will pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing will pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2007 and December 31, 2006 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the spin-off. The Company accrues its allocable share of joint and several environmental liabilities based on its estimate of the ultimate allocation method and percentage that will be used by the responsible parties. As of September 30, 2007 and December 31, 2006 the Company had accrued $2,632,000 and $2,822,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. Marketing is responsible for such costs under the terms of the Master Lease but Marketing has denied its liability for the claim and its responsibility to defend against, and indemnify the Company for, the claim. It is reasonably possible that the Company’s assumption that Marketing will be ultimately responsible for the claim may change, which may result in the Company providing an accrual for this matter. Although the ultimate resolution of these matters may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such matters will not have a material adverse effect on the Company’s long-term financial position.

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

From October 2003 through September 2007 the Company was notified that the Company was made party to forty-nine cases, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to the Company, its defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

Prior to the spin-off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2007 and December 31, 2006, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $313,000 and $332,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. Although loss reserve adjustments may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such adjustments will not have a material adverse effect on the Company’s long-term financial position. Since the spin-off, the Company has maintained insurance coverage subject to certain deductibles.

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

The Company enters into leases and various other agreements which define its share of joint and several environmental liabilities and commitments by establishing the percentage and method of allocating responsibility between the parties. Uncertainties related to the determination of the Company’s share of net environmental costs include, among others, determining when known environmental contamination may have occurred and the effectiveness of remediation efforts to date, determining when costs associated with asset retirement obligations will be incurred and predicting who the responsible party will be at that time and the interpretation and enforceability of, or potential modifications to, the various agreements, including the Marketing Leases. It is possible that the Company’s assumptions regarding the ultimate allocation method and its share of responsibility that are used when accruing its allocable share of joint and several environmental liabilities, may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. Although the ultimate resolution of these matters may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that such matters will not have a material adverse effect on the Company’s long-term financial position.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. For the three and nine months ended September 30, 2007, the net change in estimated remediation costs included in environmental expenses in the Company’s consolidated statements of operations were $1,899,000 and $4,352,000, respectively, as compared to $1,159,000 and $1,985,000, respectively, for the comparable prior year periods, which amounts were net of changes in estimated recoveries from state underground storage tank (“UST”) remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

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

Of the eight hundred ninety-five properties leased to Marketing, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations for two hundred nineteen properties that have not achieved Closure as of September 30, 2007 and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2007, the Company had remediation action plans in place for two hundred sixty-six (93%) of the two hundred eighty-five properties for which it retained environmental responsibility and has not received a “no further action” letter and the remaining nineteen properties (7%) remain in the assessment phase.

As of September 30, 2007, December 31, 2006 and December 31, 2005, the Company had accrued $19,581,000, $17,201,000 and $17,350,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2007, December 31, 2006 and December 31, 2005, the Company had also recorded $4,409,000, $3,845,000 and $4,264,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Accrued environmental remediation costs and recoveries from state UST remediation funds have been accreted for the change in present value due to the passage of time and, accordingly, $648,000 and $576,000 of net accretion expense is included in the net change in estimated remediation costs for the nine months ended September 30, 2007 and 2006, respectively.

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

4.  Shareholders' Equity:

A summary of the changes in shareholders' equity for the nine months ended September 30, 2007 is as follows (in thousands, except share amounts):

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2006	24,764,765	$248	$258,647	$(32,499)	$(821)	$225,575
Net earnings				33,307		33,307
Dividends				(34,366)		(34,366)
Stock-based employee compensation expense			188			188
Net unrealized loss on interest rate swap					(403)	(403)
Stock issued	110	-	2			2
Balance, September 30,2007	24,764,875	$248	$258,837	$(33,558)	$(1,224)	$224,303
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2007 or December 31, 2006.

5.  Debt

On March 27, 2007, the Company entered into an amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks.

The Credit Agreement, among other items, increases the aggregate amount of the Company’s credit facility by $75,000,000 to $175,000,000; reduces the interest rate margin on LIBOR based borrowings by 0.25% and extends the term of the Credit Agreement from June 2008 to March 2011. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company's leverage ratio, as defined in the Credit Agreement. Based on the Company’s leverage ratio as of September 30, 2007, the applicable margin is 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings. The benefit of the 0.25% reduction in the interest rate margin effective with the amendment of the Credit Agreement was offset by the increase in the Company’s leverage ratio caused by an increase its outstanding borrowings used for the acquisition discussed in note 7, resulting in no net change in the LIBOR rate margin.

Subject to the terms of the Credit Agreement, the Company has options to extend the term of the Credit Agreement for one additional year and/or increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000, subject to approval by the Company’s Board of Directors and the Bank Syndicate. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company’s ability to incur debt, pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. The Company believes that the Credit Agreement’s terms, conditions and covenants will not limit its current business practices.

6.  Other Income

Other income, net, is substantially comprised of certain gains on dispositions of real estate and leasehold interests that have not been reclassified to discontinuing operations including two property dispositions,  one partial land taking under eminent domain and increased awards for two takings that occurred in prior years recorded in the nine months ended September 30, 2007, as compared to four property dispositions and seven partial land takings under eminent domain recorded in the prior year period.

7.  Acquisitions

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

The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of September 30, 2007 is subject to change. The purchase price has been allocated between assets, liabilities and intangible assets based on the estimates of fair value. These allocations may not be indicative of the final allocations. The Company continues to evaluate the existence of pre-acquisition contingencies and the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations during the fourth quarter of 2007. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

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

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired which was derived from the consolidated books and records of Trustreet. The unaudited pro forma condensed consolidated financial information assumes that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from (i) the straight-lining of scheduled rent increases; and (ii) the net amortization of the intangible assets relating to above-market leases and intangible liabilities relating to below-market leases over the remaining lease terms which average eleven years and (b) depreciation and amortization adjustments resulting from (i) the depreciation of real estate assets over their useful lives which average seventeen years and (ii) the amortization of intangible assets relating to leases in place  over the remaining lease terms. The following unaudited pro forma condensed consolidated financial information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition.

The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from Trustreet reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended September		Nine Months Ended September
	2007	2006	2007	2006
Revenues	$20,255	$20,891	$61,705	$62,873

Net earnings	$12,846	$11,726	$33,761	$34,595

Net earnings per share
Basic	$0.52	$0.47	$1.36	$1.40
Diluted	$0.52	$0.47	$1.36	$1.40

8.  Subsequent Event

Effective on October 31, 2007, Andrew M. Smith resigned his positions as President, Secretary and Chief Legal Officer of the Company. The Company expects to enter into a Severance Agreement and General Release with Mr. Smith. The estimated severance cost is not expected to be material to the Company's financial condition or results of operations for any single fiscal year or interim period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2006, and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors,” which appear in this Quarterly Report on Form 10-Q.

Recent Developments

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under our credit facility. On April 23, 2007 we acquired five additional properties from Trustreet. The aggregate cost of the acquisitions, including transaction costs, is approximately $84.5 million. Substantially all of the properties are triple-net leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties. For more information with respect to the acquisition from Trustreet, see note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Effective on October 31, 2007, Andrew M. Smith resigned his positions as President, Secretary and Chief Legal Officer of the Company. We expect to enter into a Severance Agreement and General Release with Mr. Smith. The estimated cost is not expected to be material to our financial condition or results of operations for any single fiscal year or interim period.

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

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of September 30, 2007, we leased eight hundred ninety-five of our one thousand eighty-five properties on a long-term basis under a unitary master lease (the “Master Lease”) and supplemental leases for four properties, (collectively the “Marketing Leases”) to Getty Petroleum Marketing Inc. (“Marketing”) which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO Lukoil (“Lukoil”), one of Russia’s largest integrated oil companies.

A substantial portion of our revenues (75% for the three months ended September 30, 2007), are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our other lessees, or our relationship with Marketing, may have a material adverse effect on our financial condition and results of operations. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate their convenience store, automotive repair services or other businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Factors that could adversely affect Marketing or our other lessees include those described under “Part I, Item 1A. Risk Factors,” in our Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases, our financial condition and results of operations would be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, and Lukoil has provided capital, and we believe currently provides credit enhancement, to Marketing, Lukoil is not a guarantor of the Marketing Leases and no assurance can be given that Lukoil will provide any credit enhancement or additional capital to Marketing for the remainder of the terms of the Marketing Leases, or otherwise cause Marketing to fulfill any of its rental or other financial obligations under the Marketing Leases.

While the initial term of the Marketing Leases are effective through December 2015, representatives of Marketing have indicated to us their desire to modify the Marketing Leases to (i) remove a significant number of properties from the Marketing Leases and eliminate Marketing’s payment of rent to us with respect to those properties and eliminate or reduce Marketing’s direct payment of operating expenses with respect to those properties, and (ii) reduce the aggregate amount of rent paid to us for the properties remaining under the Marketing Leases. The effect of any such modification may significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We can not accurately predict whether or when the Marketing Leases will be modified or what the terms of any such agreement may be if the Marketing Leases are modified.

We believe that the $32.0 million deferred rent receivable recorded under the straight-line method of accounting for the Marketing Leases as of September 30, 2007 is collectable when due. Given the uncertainties regarding a possible modification to the Marketing Leases, we believe it is reasonably possible that our assumption that Marketing will make all contractual lease payments during the initial term of the Marketing Leases when due, when applying the straight-line method of accounting for rental revenue, may change, which may result in an adjustment to the deferred rent receivable that could be material to our financial condition or results of operations for any single fiscal year or interim period. Although we are the owner of the properties and the Getty brand and have prior experience with Marketing’s tenants, in the event that properties are removed from the Marketing Leases, we can not accurately predict whether, when or on what terms such properties could be re-let or sold. A significant modification of the Marketing Leases could materially adversely affect our financial condition, revenues, operating expenses, results of operations, ability to pay dividends and stock price.

Marketing continues to pay timely its rental and other financial obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997, although no assurance can be given that they will continue to do so.

We periodically receive and review Marketing’s financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we and our shareholders receive financial information from Marketing that would indicate the deterioration.

Selected balance sheet data of Marketing at December 31, 2005, 2004, 2003 and 2002 and selected operating data of Marketing for each of the three years in the period ending December 31, 2004, which is publicly available, has been provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of this financial information and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnb.com) upon payment of their fee. You should not rely on the selected balance sheet data or operating data related to prior years as representative of Marketing’s current financial condition or current results of operations.

We have noted a significant decline in Marketing’s annual financial results from the prior periods presented based on the financial statements and other financial data Marketing has provided to us to date. Accordingly, no assurance can be given that Marketing will have the ability to pay its debts and meet its rental and other financial obligations under the Marketing Leases.

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

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and based on our prior experience with Marketing’s tenants, could relet these properties to the existing subtenants who operate their convenience store, automotive repair services or other businesses at our properties or others at market rents although we can not accurately predict whether, when or on what terms such properties would be re-let or sold. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing’s financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing’s financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net earnings	$12,846	$11,276	$33,307	$32,919

Depreciation and amortization of real estate assets	2,598	1,886	7,164	5,787
Gains on dispositions of real estate	(1,350)	(695)	(1,615)	(1,152)
Non-FFO items reported in discontinued operations:
Depreciation and amortization of real estate assets	16	5	22	16
Gains on dispositions of real estate	(2,598)	-	(3,771)	-
Funds from operations	11,512	12,472	35,107	37,570
Deferred rental revenue (straight-line rent)	(647)	(732)	(1,997)	(2,354)
Net amortization of above-market and below-market leases	(374)	-	(928)	-
Income tax benefit	-	(700)	-	(700)
Non-AFFO items reported in discontinued operations:
Deferred rental revenue (straight-line rent)	76	(17)	75	9
Amortization of below-market leases	(14)	-	(14)	-
Adjusted funds from operations	$10,553	$11,023	$32,243	$34,525
Diluted per share amounts:
Earnings per share	$0.52	$0.46	$1.34	$1.33
Funds from operations per share	$0.46	$0.50	$1.42	$1.52
Adjusted funds from operations per share	$0.43	$0.45	$1.30	$1.39

Diluted weighted average shares outstanding	24,792	24,764	24,788	24,752

Results of operations
Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues from rental properties were $20.3 million for the three months ended September 30, 2007 as compared to $18.0 million for the three months ended September 30, 2006. We received approximately $15.0 million in the three months ended September 30, 2007 and $14.9 million in the three months ended September 30, 2006 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.3 million in the three months ended September 30, 2007 and $2.4 million in the three months ended September 30, 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.6 million for the three months ended September 30, 2007 as compared to $0.7 million for the three months ended September 30, 2006, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. Revenues from rental properties also include $0.4 million of net amortization of above-market and below-market leases due to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.3 million for the three months ended September 30, 2007 and were comparable to $2.4 million recorded for the three months ended September 30, 2006.

Environmental expenses, net for the three months ended September 30, 2007 were $2.8 million as compared to $1.6 million for the three months ended September 30, 2006. The increase was primarily due to a $0.7 million increase in change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, and a $0.4 million increase in environmental related litigation expenses as compared to the prior year period. The increase in the change in estimated environmental costs for the three months ended September 30, 2007 was due to the increase in project scope or duration and related cost forecasts at a limited number of properties including one site that we agreed to remediate as a result of a legal settlement, with the State of New York, at which recent testing revealed significantly more contamination than was previously estimated and another site where regulators mandated a more costly approach than had been previously contemplated. The increase in environmental related litigation expenses was due to $0.2 million of higher legal fees and $0.2 million of higher litigation loss reserves.

General and administrative expenses for the three months ended September 30, 2007 were $1.5 million as compared to $1.4 million recorded for the three months ended September 30, 2006. The increase was caused by a credit of $0.1 million to insurance loss reserves recorded in 2006. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997.

Depreciation and amortization expense was $2.6 million for the three months ended September 30, 2007 as compared to $1.9 million recorded for the three months ended September 30, 2006. The increase was primarily due to properties acquired in 2007 offset by the effect of dispositions in real estate and lease expirations.

As a result, total operating expenses increased by approximately $1.9 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

Other income, net, substantially all of which is comprised of certain gains on dispositions of real estate and leasehold interests, was $1.4 million for the three months ended September 30, 2007 and $0.8 million for the three months ended September 30, 2006. Gains on dispositions of real estate from discontinued operations, was $2.6 million for three months ended September 30, 2007. Gains on dispositions of real estate for three months ended September 30, 2007 increased by an aggregate of $3.3 million to $3.9 million as compared to the prior year period. For the three months ended September 30, 2007, there were six property dispositions, including one property that was mutually agreed to be removed from the Marketing Leases prior to its scheduled lease expiration, and an increase in the award for a partial land taking under eminent domain that occurred in a prior year, as compared to two property dispositions, a partial land taking and an increase in the award for a total land taking that occurred in a prior year recorded in the prior year period.

Interest expense was $2.3 million for the three months ended September 30, 2007 as compared to $1.0 million for the three months ended September 30, 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in 2007.

As a result, net earnings were $12.8 million for the three months ended September 30, 2007 as compared to the $11.3 million for the prior year period. For the same period, FFO decreased to $11.5 million as compared to $12.5 million for prior year period and AFFO decreased by $0.5 million, to $10.6 million. The decrease in FFO for the quarter was primarily due to the changes in net earnings described above but excludes the $0.7 million increase in depreciation and amortization expense and the $3.3 million increase in gains on dispositions of real estate. The decrease in AFFO for the quarter also excludes the $0.7 million decrease in income tax benefit, a $0.2 million decrease in deferred rental revenue and a $0.4 million increase in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.06 per share to $0.52 per share for the three months ended September 30, 2007 as compared to $0.46 per share for the three months ended September 30, 2006. Diluted FFO per share for the three months ended September 30, 2007 was $0.46 per share, a decrease of $0.04 per share, as compared to the three months ended September 30, 2006. Diluted AFFO per share for the three months ended September 30, 2007 was $0.43 per share, a decrease of $0.02 per share as compared to the three months ended September 30, 2006.

Results of operations
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues from rental properties were $58.8 million for the nine months ended September 30, 2007 as compared to $54.1 million for the nine months ended September 30, 2006. We received approximately $45.1 million for the nine months ended September 30, 2007 and $44.9 million in the nine months ended September 30, 2006 from properties leased to Marketing under the Marketing Leases. We also received rent of $10.8 million in the nine months ended September 30, 2007 and $6.8 million in the nine months ended September 30, 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March and April 2007 and February 2006 and rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $2.0 million for the nine months ended September 30, 2007 as compared to $2.4 million for the nine months ended September 30, 2006, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the initial term of these leases are recognized on a straight-line basis rather than when due. Revenues from rental properties also include $0.9 million of net amortization of above-market and below-market leases due to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $7.1 million for the nine months ended September 30, 2007 as compared to $7.4 million recorded for the nine months ended September 30, 2006. The decrease was principally due to a $0.3 million reduction in rent expense due to lease expirations.

Environmental expenses, net for the nine months ended September 30, 2007 were $6.9 million as compared to $3.5 million for the nine months ended September 30, 2006. The increase was primarily due to a $2.4 million increase in change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, and a $0.9 million increase in environmental related litigation expenses as compared to the prior year period. The increase in the change in estimated environmental costs for the nine months ended September 30, 2007 was due to the increase in project scope or duration and related cost forecasts at a limited number of properties including one site that we agreed to remediate as part of a legal settlement, with the State of New York, and regulator mandated project changes at other sites. The increase in environmental related litigation expenses was due to $0.3 million of higher legal fees and $0.6 million of higher litigation loss reserves.

General and administrative expenses for the nine months ended September 30, 2007 were $4.8 million as compared to $4.1 million recorded for the nine months ended September 30, 2006. The increase was caused by approximately $0.2 million of higher professional fees and a charge of $0.1 million to insurance loss reserves recorded in 2007 as compared to a credit of $0.3 million recorded in 2006. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997.

Depreciation and amortization expense for the nine months ended September 30, 2007 was $7.2 million as compared to $5.8 million recorded for the nine months ended September 30, 2006. The increase was primarily due to properties acquired in 2007 offset by the effect of dispositions in real estate and lease expirations.

As a result, total operating expenses increased by approximately $5.1 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Other income, net, substantially all of which is comprised of certain gains on dispositions of real estate and leasehold interests, was $1.8 million for the nine months ended September 30, 2007 and $1.4 million for the nine months ended September 30, 2006. Gains on dispositions of real estate from discontinued operations were $3.8 million for the nine months ended September 30, 2007. Gains on dispositions of real estate for the nine months ended September 30, 2007 increased by an aggregate of $4.2 million to $5.4 million as compared to the prior year period. For the nine months ended September 30, 2007, there were nine property dispositions, including two properties that were mutually agreed to be removed from the Marketing Leases prior to their scheduled lease expiration, a partial land taking under eminent domain and an increase in the awards for two takings that occurred in prior years, as compared to three property dispositions, a total land taking and seven partial land takings recorded in the prior year period.

Interest expense was $5.5 million for the nine months ended September 30, 2007 as compared to $2.6 million for the nine months ended September 30, 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in March and April 2007 and February 2006.

As a result, net earnings increased by $0.4 million to $33.3 million for the nine months ended September 30, 2007, as compared to the $32.9 million for the prior year period. For the same period, FFO decreased to $35.1 million as compared to $37.6 million for prior year period and AFFO decreased by $2.3 million, to $32.2 million. The decrease in FFO for the nine months was primarily due to the changes in net earnings described above but excludes the $1.4 million increase in depreciation and amortization expense and the $4.2 million increase in gains on dispositions of real estate. The decrease in AFFO for the nine months also excludes the $0.7 million decrease in income tax benefit, a $0.4 million decrease in deferred rental revenue and a $0.9 million increase in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.01 per share to $1.34 per share for the nine months ended September 30, 2007 as compared to $1.33 per share for the nine months ended September 30, 2006. Diluted FFO per share for the nine months ended September 30, 2007 was $1.42 per share, a decrease of $0.10 per share, as compared to the nine months ended September 30, 2006. Diluted AFFO per share for the nine months ended September 30, 2007 was $1.30 per share, a decrease of $0.09 per share as compared to the nine months ended September 30, 2006.

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

The Credit Agreement, among other items, increases the aggregate amount of our credit facility by $75,000,000 to $175,000,000; reduces the interest rate margin on LIBOR based borrowings by 0.25% and extends the term of the Credit Agreement from July 2008 to March 2011. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. Based on our leverage ratio as of September 30, 2007, the applicable margin is 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings. The benefit of the 0.25% reduction in the interest rate margin effective with the amendment of the Credit Agreement was offset by the increase in our leverage ratio caused by an increase our outstanding borrowings used for the Trustreet acquisition, resulting in no net change in the LIBOR rate margin.

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

In April 2006 we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of September 30, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

On March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79.3 million from Trustreet for cash with funds drawn under our Credit Agreement. Total borrowings outstanding under the Credit Agreement at September 30, 2007 were $128.7 million, bearing interest at an average effective rate of 6.54% per annum. Total borrowings were $131.5 million as of November 1, 2007. Accordingly, we had $43.5 million available under the terms of the Credit Agreement as of November 1, 2007 or $168.5 million available assuming our Board of Directors and the Bank Syndicate were to approve our request to increase the Credit Agreement by $125.0 million. Increasing the Credit Agreement is also contingent upon the existing members of the Bank Syndicate increasing their commitment to the Credit Agreement, and/or additional members joining the Bank Syndicate to increase the availability committed under the line.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $34.1 million for the nine months ended September 30, 2007 and $33.5 million for the prior year period. We presently intend to pay common stock dividends of $0.465 per share each quarter ($1.86 per share on an annual basis), and commenced doing so with the quarterly dividend declared in May 2007.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Environmental Matters

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. We enter into leases and various other agreements which define our share of joint and several environmental liabilities and commitments by establishing the percentage and method of allocating responsibility between the parties. Uncertainties related to the determination of our share of net environmental costs include, among others, determining when known environmental contamination may have occurred and the effectiveness of remediation efforts to date, determining when costs associated with asset retirement obligations will be incurred and predicting who the responsible party will be at that time and the interpretation and enforceability of, or potential modifications to, the various agreements, including the Marketing Leases. It is possible that our assumptions of the ultimate allocation method and share of responsibility that are used when accruing our allocable share of joint and several environmental liabilities, may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. Although the ultimate resolution of these matters may have a significant impact on results of operations for any single fiscal year or interim period, we currently believe that such matters will not have a material  adverse effect on our long-term financial position.

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

As of September 30, 2007, the Company had remediation action plans in place for two hundred sixty-six (93%) of the two hundred eighty-five properties for which it retained environmental responsibility and has not received a “no further action” letter and the remaining nineteen properties (7%) remain in the assessment phase. As of September 30, 2007, we had accrued $19.6 million as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2007 we had also recorded $4.4 million as management’s best estimate for net recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. Environmental expenditures and recoveries from underground storage tank funds were $3.8 million and $1.2 million, respectively, for the nine month period ended September 30, 2007.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value.  We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.6 million. Accordingly, the environmental accrual as of September 30, 2007 was increased by $2.6 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2007 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2007 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates recorded during the nine months ended September 30, 2007 would not have changed significantly if these changes in the assumptions were made effective December 31, 2006.

In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. For the nine months ended September 30, 2007 and 2006, the aggregate of the net change in estimated remediation costs, including accretion expense, included in our consolidated statement of operations amounted to $4.4 million and $2.0 million, respectively, which amounts were net of probable recoveries from state UST remediation funds. Although future environmental costs may have a significant impact on results of operations for any single fiscal year or interim period, we believe that such costs will not have a material adverse effect on our long-term financial position.

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

Forward Looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predict” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding our expectations regarding future payments from Marketing; the recovery of the  deferred rent receivable recorded under the straight line method of accounting for the Marketing Leases and the probability that our assumptions which affect the amount of the deferred rent receivable recorded may change; the impact of any modification of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil is currently providing credit enhancement to Marketing; our ability to predict whether or when the Marketing Leases will be modified, the terms of any such modification or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or not; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows;  our ability to relet properties at market rents; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; the impact of the covenants included in the Credit Agreement on our current business practices; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status;  the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest-rate swap agreement and our expectation that we will not settle the interest-rate swap prior to its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; our expectation that we will finalize the allocation of the purchase price for the properties acquired from Trustreet during the fourth quarter of 2007; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions, including the preliminary allocation of the purchase price for the properties acquired from Trustreet.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to materially differ from those forward looking results can be found in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission and include, but are not limited to risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; risks associated with a significant modification of the Marketing Leases; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the risk of loss of our management team; the impact of our electing to be treated as a REIT, including subsequent failure to qualify as a REIT; risks associated with owning real estate concentrated in one region of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to increase our available funding under the Credit Agreement; our potential inability to pay dividends; the risk that our estimates of the fair value of the properties acquired from Trustreet may be revised or that other accounting judgments or assumptions used in the allocation of the purchase price thereof may prove incorrect; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement.  Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. Based on our leverage ratio as of September 30, 2007, the applicable margin is 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings. At September 30, 2007, we had borrowings outstanding of $128.7 million under our Credit Agreement bearing interest at an average rate of 6.51% per annum (or an average effective rate of 6.54% including the impact of the interest rate swap discussed below). We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2007 increased significantly due to increased borrowings under the Credit Agreement as compared to December 31, 2006. In April 2006, we entered into a $45.0 million LIBOR based interest rate swap, effective May 1, 2006 through June 30, 2011, to manage a portion of our interest rate risk. The interest rate swap is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the interest rate swap. As of September 30, 2007, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we will be exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the interest rate swap. As of September 30, 2007, our borrowings exceeded the notional amount of the interest rate swap by $83.7 million. As a result of the increase in the funding available under the Credit Agreement from $100.0 million to $175.0 million, and the subsequent increase in our total borrowings, the interest rate swap covers a smaller percentage of our total borrowings that it did previously. We do not foresee any additional significant changes in our exposure or in how we manage this exposure in the near future.

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

Based on our projected average outstanding borrowings under the Credit Agreement for 2007, if market interest rates increase by an average of 0.5% more than the market interest rates as of September 30, 2007, the additional annualized interest expense caused by market interest rate increases since December 31, 2006 would decrease 2007 net income and cash flows by approximately $105,000. This amount is the effect of a hypothetical interest rate change on the portion of our average outstanding borrowings of $83.7 million projected for the remainder of 2007 under our Credit Agreement that is not covered by our $45.0 million interest rate swap. The projected average outstanding borrowings are before considering additional borrowings required for future acquisitions.  The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Management believes that the fair value of its debt equals its carrying value at September 30, 2007 and December 31, 2006. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the amount of borrowings outstanding under our Credit Agreement.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions.  Temporary cash investments, if any, are held in overnight bank time deposits and an institutional money market fund.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2007.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 1997, representatives of the County of Lancaster, Pennsylvania contacted the Company regarding alleged petroleum contamination of property owned by the County adjoining a property owned by the Company.  No litigation has been instituted as a result of this potential claim and the Company is actively remediating the contamination. In 2005, the County requested reimbursement of legal fees pursuant to the Access Agreement between the parties.  A substantial portion of the fees remains in dispute.

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

From January 2007 through September  2007 we have been made party to fourteen additional actions that are nearly identical to the  thirty-five cases pending as of December 31, 2006 in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. The cases to which we are a party, together with other cases, have been removed to the federal court and consolidated for pre-trial purposes as federal multidistrict litigation in the Southern District of New York.  The removal and consolidation has been challenged successfully by the plaintiffs. However it is not clear how this will affect our matters.   At this time, two of the New York cases to which we are a party have been set for trial in March 2008. We are vigorously defending these matters.  In June 2006, we were served with a Toxic Substance Control Act (“TSCA”) Notice Letter (“Notice Letter”), advising us that “prospective plaintiffs” listed on a schedule to the Notice Letter intend to file a TSCA citizens’ civil action against the entities listed on a schedule to the Notice Letter, including the Company’s subsidiaries, based upon alleged failure by such entities to provide information to the United States Environmental Protection Agency regarding MTBE as may be required by the TSCA and declaring that such action will be filed unless such information is delivered.  We do not believe that we have any such information Accordingly, our ultimate legal and financial liability, if any, in connection with the existing litigation or any future civil litigation pursuant to the Notice Letter cannot be estimated with any certainty at this time.

In July 2003, we were notified by the State of Rhode Island Department of Environmental Management of their Notice to Enforce compliance with a Letter of Responsibility issued by the Department in connection with a suspected petroleum release at a property that abuts property owned by us and leased to Marketing. We responded to the State’s Notice in August 2003 and do not believe that we have any liability for the contamination, which appears to be unrelated to the products we stored at the property.

In September 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs claimed to have been incurred by it in connection with the development of its property located in Philadelphia, Pennsylvania, that, in part, is a former retail motor fuel property supplied by us with gasoline. The current owner claims that the costs are reimbursable pursuant to an Indemnity Agreement that we entered into with the prior property owner. Although we acknowledged responsibility for a portion of the contaminated soil, and were engaged in the remediation of the same, we denied responsibility for the full extent of the costs estimated to be incurred.  The matter was settled in June 2007, in consideration for a payment by the Company of $985,000 on that date.

In November 2005, we were notified that an action had been commenced in the Superior Court in Passaic County, New Jersey, in August 2005, by a property owner, seeking compensation from us on behalf of a class not yet certified, based upon the installation of a monitoring well on the property of the property owner. The NJDEP also is named as a defendant.  The matter was settled in the first quarter, in consideration for a payment by the Company of an amount less than $10,000.

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

  In February 2006, an action was commenced in the Supreme Court in Westchester County, New York against us and Marketing to recover cleanup and remediation costs related to a petroleum release and for damages in excess of $1.0 million for, among other things, lost rent and diminution of property value.  The matter was settled in consideration for a payment by the Company of $50,000 in May, 2007.

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

In August 2006, we were notified by the New Jersey Schools Corporation (“NJCC”) of their discovery of abandoned USTs and soil contamination at a property that they acquired from our subsidiary by condemnation. Prior to the taking, the property was leased to and operated by Marketing. NJCC is demanding reimbursement of costs allegedly incurred in connection with removal of the USTs and soil remediation (in the approximate amount of $950,000 in the aggregate).  We believe that, under the terms of the Master Lease that covered the property, Marketing is responsible for such costs and tendered the matter to them for defense and indemnification.  It is noted that they have declined to accept the tender and have denied liability for the claim.  We have filed a compulsory third party claim against Marketing seeking defense and indemnification.  In July, 2007, Marketing filed a claim against the Company seeking defense and indemnification.

In May 2007, the Company’s subsidiary received a lease default notice from its sub-landlord pertaining to an alleged underpayment of rent by our subsidiary for a period of time exceeding fifteen years.  In June 2007, the Company commenced an action against the sub-landlord seeking an injunction that would preclude the sub-landlord from taking any action to terminate its sublease with our subsidiary or collect the alleged underpayment of rent.  In support of the Company’s action for an injunction, the Company submitted a Memorandum of Law that fully briefed the issue of the limitation upon the sub-landlord’s claim imposed by the applicable statute of limitations.  The Court issued the injunction, and in doing so, acknowledged that the Company was likely to prevail on the merits. The matter remains pending.

In July 2007, subsidiaries of the Company were notified of the commencement of three actions by the NJDEP seeking “Natural Resource Damages” (“NRDs”) arising out of petroleum releases years ago.  The accuracy of the allegations as they relate to us, the legal right of the NJDEP to claim NRDs in these actions, the viability of our defenses to such claims, the legal basis for determining the amount of the NRDs, and the method of allocating damages, if any, between defendants have not been determined.

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, and note 3 to our consolidated financial statements in such Form 10-K  and to note 2 to our accompanying unaudited consolidated financial statements which appear in  this Quarterly Report on Form 10-Q, for additional information.

Item 1A.  Risk Factors

See “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 for factors that could affect the Company’s results of operations, financial condition and liquidity. Other than the risk factors below, there have been no material changes in the risk factors disclosed in Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant. Although we periodically receive and review financial statements and other financial information from Marketing, some of the information is not publicly available. We and our shareholders may not have sufficient information to identify a deterioration of the financial performance or condition of Marketing prior to any default by Marketing on its monetary obligations to us that may result from such deterioration. If Marketing does not fulfill its monetary obligations to us, our financial condition and results of operations could be materially adversely affected. Representatives of Marketing have indicated to us their desire to modify the Marketing Leases which may significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. A significant modification of the Marketing Leases could materially adversely affect our financial condition, results of operations, ability to pay dividends and stock price.

A substantial portion of our revenues (75% for the three months ended September 30, 2007) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry and any factor that adversely affects Marketing or our relationship with Marketing may have a material adverse effect on our financial condition and results of operations. In the event that Marketing cannot or will not perform its monetary obligations under the Marketing Leases with us, our financial condition and results of operations may be materially adversely affected. Although Marketing is wholly owned by a subsidiary of Lukoil, one of the largest integrated Russian oil companies, Lukoil is not a guarantor of the Marketing Leases and no assurance can be given that Lukoil will provide any credit enhancement or additional capital to Marketing in the future, or otherwise cause Marketing to fulfill any of its obligations under the Marketing Leases.

While the initial term of the Marketing Leases are effective through December 2015, representatives of Marketing have indicated to us their desire to modify the Marketing Leases to (i) remove a significant number of properties from the Marketing Leases and eliminate Marketing’s payment of rent to us with respect to those properties and eliminate or reduce Marketing’s direct payment of operating expenses with respect to those properties, and (ii) reduce the aggregate amount of rent paid to us for the properties remaining under the Marketing Leases. The effect of any such modification may significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We can not accurately predict whether or when the Marketing Leases will be modified, or what the terms of any such agreement may be if the Marketing Leases are modified, or what actions Marketing and Lukoil will take and what our recourse may be whether the Marketing Leases are modified or not. Given the uncertainties regarding a possible modification to the Marketing Leases, we believe it is reasonably possible that our assumption that Marketing will make all contractual lease payments during the initial term of the Marketing Leases when due, when applying the straight-line method of accounting for rental revenue, may change, which may result in an adjustment to the deferred rent receivable that could be material to our financial condition or results of operations for any single fiscal year or interim period. Although we are the owner of the properties and the Getty brand and have prior experience with Marketing’s tenants, in the event that properties are removed from the Marketing Leases, we can not accurately predict whether, when or on what terms such properties could be re-let or sold. A significant modification of the Marketing Leases could materially adversely affect our financial condition, revenues, operating expenses, results of operations, ability to pay dividends and stock price.

We periodically receive and review Marketing’s financial statements and other financial data. We receive this information from Marketing pursuant to the terms of the Master Lease. Certain of this information is not publicly available and the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The financial performance of Marketing may deteriorate, and Marketing may ultimately default on its monetary obligations to us before we and our shareholders receive financial information from Marketing that would indicate the deterioration. Additionally, any financial data of Marketing that we are able to provide in our periodic reports is derived from financial data provided by Marketing and neither we, nor our auditors, have been involved with the preparation of such data and as a result can provide no assurance thereon. Additionally, our auditors have not been engaged to review or audit such data.

Selected balance sheet data of Marketing at December 31, 2005, 2004, 2003 and 2002 and selected operating data of Marketing for each of the three years in the period ending December 31, 2004, which is publicly available, has been provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of this financial information and other information concerning Marketing is available from Dun & Bradstreet and may be accessed by their web site (www.dnb.com) upon payment of their fee. You should not rely on the selected balance sheet data or operating data related to prior years as representative of Marketing’s current financial condition or current results of operations.

If Marketing does not fulfill its monetary obligations to us under the Marketing Leases, our financial condition and results of operations may be materially adversely affected. Based on our review of the recent financial statements and other financial data Marketing has provided to us to date, we have observed a significant decline in Marketing’s annual financial results from the prior periods presented. Accordingly, no assurance can be given that Marketing will have the ability to pay its debts and meet its rental and other financial obligations under the Marketing Leases.  Marketing continues to pay timely its monetary obligations under the Marketing Leases, as it has since the inception of the Master Lease in 1997, although there is no assurance that it will continue to do so.

Marketing’s earnings and cash flow from operations depend largely upon the sale of refined petroleum products at margins in excess of its fixed and variable expenses and rental income from its subtenants who operate their convenience store, automotive repair services or other businesses at our properties. The petroleum marketing industry has been, and continues to be volatile and highly competitive. A large, rapid increase in wholesale petroleum prices would adversely affect Marketing’s profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing’s customers or if the consumption of gasoline for automotive use were to significantly decline. Petroleum products are commodities whose prices depend on numerous factors that affect supply and demand. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.

We received a comment letter from the SEC that contains one comment that remains unresolved.

As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) of our Annual Report on Form 10-K for the year ended December 31, 2003, we received and responded to a number of comments. The only comment that remains unresolved pertains to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings, which is prohibited by the terms of the Master Lease. The SEC subsequently indicated that, unless we file Marketing’s financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and that, even if it were, we believe that we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately nine hundred independent, individual service station/convenience store operators (subtenants), most of whom were our tenants when Marketing was spun-off to our shareholders. Consequently, we believe that we, as the owner of these properties and the Getty brand, and based on our prior experience with Marketing’s tenants, could relet these properties to the existing subtenants who operate their convenience store, automotive repair services or other businesses at our properties or others at market rents although we can not accurately predict whether, when or on what terms such properties would be re-let or sold. Because of this particular aspect of our landlord-tenant relationship with Marketing, we do not believe that the inclusion of Marketing’s financial statements in our filings is necessary to evaluate our financial condition. Our position was included in a written response to the SEC. To date, the SEC has not accepted our position regarding the inclusion of Marketing’s financial statements in our filings. We are endeavoring to achieve a resolution of this issue that will be acceptable to the SEC. We can not accurately predict the consequences if we are ultimately unsuccessful in achieving an acceptable resolution.

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

GETTY REALTY CORP.
(Registrant)

Dated: November 9, 2007	BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: November 9, 2007	BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer