Form 10-K
period 2007-12-31
GETTY REALTY CORP /MD/
filed 2008-03-17
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-13777
GETTY REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	11-3412575
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

125 Jericho Turnpike, Suite 103, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 478-5400

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
The aggregate market value of common stock held by non-affiliates (17,352,547 shares of common stock) of the Company was $462,965,954 as of June 30, 2007.
The registrant had outstanding 24,765,615 shares of common stock as of March 17, 2008.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Selected Portions of Annual Report to Shareholders for the year ended December 31, 2007 (the “Annual Report”)	I and II

Selected Portions of Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2007 pursuant to Regulation 14A.
III

PART I
Item 1. Business
Recent Developments
     A substantial portion of our revenues (76% for the three months ended December 31, 2007 and 78% for the year ended December 31, 2007) are derived from leases (the “Marketing Leases”) with our primary tenant, Getty Petroleum Marketing Inc. (“Marketing”). Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on us. Through March 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil will continue to provide credit enhancement or additional capital to Marketing in the future.
     In accordance with generally accepted accounting principles (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when the cash payment is due. We have recorded as deferred rent receivable on our consolidated balance sheet the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when the payment is due under the contractual payment terms. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments when due during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.
     We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and in the course of such discussions Marketing has proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). In light of these developments, and Marketing’s financial performance, which continued to deteriorate in the fourth quarter and for the year ended December 31, 2007 (as discussed below), we intend to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. Following any such modification, we intend either to relet the Subject Properties or to sell the Subject Properties and reinvest the proceeds in new properties. Any such modification would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if or when the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.
     Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. We intend to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties, it is our intention to cooperate with Marketing in accomplishing those objectives to the extent that is prudent for us to do so by seeking replacement tenants or buyers for the properties subject to the Marketing Leases, either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.
     In February 2008 we received Marketing’s unaudited financial statements for the year ended December 31, 2007 and became aware that the previously disclosed deterioration in Marketing’s financial performance had continued to a point where, in conjunction with our intention to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we can no longer reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company. Based upon our assessments and assumptions, we believe that it is probable at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases. Should our assessments and assumptions prove to be incorrect, the conclusions reached by the Company relating to (i) recoverability of the deferred rent receivable for the Remaining Properties and (ii) Marketing’s ability to pay its environmental liabilities (as discussed below) would likely change.
     Based upon our belief that Marketing desires to have the Subject Properties removed from the Marketing Leases, and our intention to attempt to negotiate a modification of the Marketing Leases to such end, we believe that Marketing will not make all contractual lease payments when due for the entire current term of the Marketing Leases with respect to the Subject Properties. Accordingly, we have reserved approximately $10.5 million of the deferred rent receivable recorded as of December 31, 2007, which is the full amount of the deferred rent receivable related to the Subject Properties. This non-cash reserve has been reflected in our results of operations for the fourth quarter and year ended December 31, 2007 based on information that became available to us from Marketing after we announced our results of operations for those periods. Providing this $10.5 million reserve reduces our net earnings and our funds from operations but does not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Financial Data” both of which appear in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K and are incorporated by reference herein. While we believe it is no longer reasonable to assume that Marketing will make all contractual lease payments when due for the entire current term of the Marketing Leases with respect to the Subject Properties, after considering Marketing’s financial condition, our intention to negotiate a modification of the Marketing Leases, and certain other factors, including but not limited to those described above, we continue to believe that it is probable that we will collect the deferred rent receivable recorded as of December 31, 2007 related to the Remaining Properties. In addition, based upon our evaluation of the carrying value of the Subject Properties, we believe that no impairment adjustment is necessary for the Subject Properties as of December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. We intend to regularly review our assumptions that affect the accounting for rental revenue related to the Remaining Properties subject to the Marketing Leases and our assumptions regarding potential impairment of the Subject Properties and, if appropriate, to consider adjusting our reserves. Beginning in the first quarter of 2008, we anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and the rental revenue for the Subject Properties will be recognized when paid under the contractual payment terms.
     As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change as a result of the factors discussed above, or otherwise, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing fails to pay them. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations.
     Based upon our assessment of Marketing’s financial condition and certain other factors, including but not limited to those described above, we believe at this time that it is not probable that Marketing will not pay the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.
     We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification to the Marketing Leases discussed above. Additionally, we may be required to (i) reserve additional amounts of the deferred rent receivable at a later time, (ii) accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements, or (iii) record an impairment charge related to the Subject Properties as a result of the proposed modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to relet or sell the properties subject to the Marketing Leases; or if we change our assumptions that affect the accounting for rental revenue or environmental liabilities related to the Marketing Leases; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.
     For additional information regarding factors that could adversely affect us relating to Marketing, see “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Overview
     Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2007, we owned eight hundred eighty properties and leased two hundred three additional properties. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois and North Dakota.
     Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of December 31, 2007, we leased approximately 81% of our owned and leased properties on a long-term basis to Marketing. Marketing is wholly-owned by a subsidiary of Lukoil, one of the largest integrated Russian oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing subleases nearly all of our retail properties to distributors and retailers who are responsible for the actual operations at the locations and operate their convenience stores, automotive repair services or other businesses at our properties.
     We are self-administered and self-managed by our experienced management team, which has over ninety-four years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when appropriate opportunities arise.
The History of Our Company
     Our founders started the business in 1955 with the ownership of one gasoline service station in New York City and combined real estate ownership, leasing and management with actual service station operation and petroleum distribution. We held our initial public offering in 1971 under the name Power Test Corp. We acquired, from Texaco in 1985, the petroleum distribution and marketing assets of Getty Oil Company in the Northeast United States along with the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty® and other branded retail motor fuel and convenience store properties and petroleum distribution terminals.
     Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997 (the “Spin-Off”). At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the Spin-Off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business, and we continued operating primarily as a real estate company specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. In 1998, we acquired Power Test Investors Limited Partnership (the “Partnership”), thereby acquiring fee title to two hundred ninety-five properties we had previously leased from the Partnership and which the Partnership had acquired from Texaco in 1985. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally in the petroleum marketing industry.

     In December 2000, Marketing was acquired by a U.S. subsidiary of Lukoil. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary Master Lease with Marketing. As of December 31, 2007, Marketing leased from us eight hundred eighty properties under the Master Lease and ten properties under supplemental leases (collectively referred to as the Marketing Leases). Eight hundred eighty-one of the properties leased to Marketing are retail motor fuel and convenience store properties and nine of the properties are petroleum distribution terminals. Seven hundred and fourteen of the properties leased to Marketing are owned by us and one hundred seventy-six of the properties are leased by us from third parties. The Master Lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. For information regarding Marketing and the Marketing Leases, see “Part 1. Item 1. Business — Recent Developments” above. Each of the renewal options may be exercised only on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty® trademarks to Marketing on an exclusive basis in its marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory.
     We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets certain requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the applicable requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its otherwise taxable income. As a REIT, we are required to distribute at least ninety percent of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.
Real Estate Business
     The operators of our properties are primarily distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience store products, has helped provide one-stop shopping for consumers and we believe represents a driving force behind the industry’s growth in recent years.
     Revenues from rental properties for the year ended December 31, 2007 were $78.5 million which is comprised of $75.0 million of lease payments received and $3.4 million of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants and amortization of above-market and below-market rent for acquired in-place leases. In 2007, we received lease payments from Marketing aggregating approximately $60.0 million (or 80%) of the $75.0 million lease payments received. We are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. For information regarding Marketing and the Marketing Leases, see “Part 1. Item 1. Business — Recent Developments” above. You can find more information about our revenues, profits and assets by referring to the financial statements and supplemental financial information in our Annual Report to Shareholders.
     As of December 31, 2007, we owned fee title to eight hundred seventy-one retail motor fuel and convenience store properties and nine petroleum distribution terminals. We also leased two hundred three retail motor fuel and convenience store properties. Our typical property is used as a retail motor fuel and/or convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois and North Dakota. Approximately one-half of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. We lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.
     We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrance and exit ramps. Furthermore, we believe that obtaining the permits necessary to operate a network of petroleum marketing properties such as ours would be a difficult, time consuming and costly process for any potential competitor. However, the real estate industry is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.
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
Trademarks
     We own the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States and have licensed the Getty® trademarks to Marketing on an exclusive basis in its marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. The trademark licenses with Marketing are coterminous with the Master Lease.
Regulation
     We are subject to numerous existing federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“UST” or “USTs”) and other equipment. The Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities with respect to the properties subject to the Marketing Leases may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
     Petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to UST failures.
     Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. In accordance with leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant.
     We have agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations that are scheduled in the Master Lease. We will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available. As of December 31, 2007, we have regulatory approval for remediation action plans in place for two hundred sixty-three (93%) of the two hundred eighty-two properties for which we continue to retain remediation responsibility and the remaining nineteen properties (7%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 28 properties where we have received “no further action” letters.

     For additional information please refer to “Recent Developments,” above and to “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position. See “Item 3. Legal Proceedings.”
Personnel
     As of February 1, 2008, we had sixteen employees. Effective February 1, 2008, Joshua Dicker joined the Company as its General Counsel and Corporate Secretary. Mr. Dicker will be responsible for directing the overall legal activities of the Company.
Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents
     Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the EDGAR database of the SEC at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Special Factors Regarding Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding recent developments related to Marketing and the Marketing Leases; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases; Marketing in the future; our ability to predict if or when the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our ability to relet properties at market rents; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our financial condition; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest-rate swap agreement and our expectation that we will not settle the interest-rate swap prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.
     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Part I, Item 1A. Risk Factors” and other risks that we describe from time to time in our SEC filings), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-

looking statements. You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.
Item 1A. Risk Factors
     We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations liquidity, ability to pay dividends and stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Annual Report on Form 10-K and those that are detailed from time to time in our other filings with the SEC.
We are subject to risks inherent in owning and leasing real estate.
     We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, our risks include, among others:
•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and changes in rental rates,

•	difficulty in reletting properties on favorable terms or at all,

•	impairments in our ability to collect rent payments when due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	the potential for uninsured casualty and other losses,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations, and

•	acts of terrorism and war.
     Each of these factors could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.
Because our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant, in the event that Marketing cannot or will not perform its rental, environmental and other obligations under the Marketing Leases, or if the Marketing Leases are modified significantly or terminated, or if it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for rental revenue or environmental liabilities related to the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price could be materially adversely affected. No assurance can be given that Marketing will have the ability to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases.
     Marketing’s earnings and cash flow from operations depend largely upon the sale of refined petroleum products at margins in excess of its fixed and variable expenses and rental income from its subtenants. The petroleum marketing industry has been, and continues to be, volatile and highly competitive. A large, rapid increase in wholesale petroleum prices would adversely affect Marketing’s profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing’s customers or if the consumption of gasoline for automotive use were to decline significantly. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot accurately predict how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.
     A substantial portion of our revenues (76% for the three months ended December 31, 2007 and 78% for the year ended December 31, 2007) are derived from Marketing Leases with Marketing. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on us. Through March 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of LUKoil, one of the largest integrated Russian oil companies, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil will continue to provide credit enhancement or additional capital to Marketing in the future.
     In accordance with GAAP, the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when the cash payment is due. We have recorded as deferred rent receivable on our consolidated balance sheet the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when the payment is due under the contractual payment terms. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments when due during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.
     We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and in the course of such discussions Marketing has proposed to (i) remove the Subject Properties from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the Remaining Properties. In light of these developments, and Marketing’s financial performance, which continued to deteriorate in the fourth quarter and for the year ended December 31, 2007 (as discussed below), we intend to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. Following any such modification, we intend either to relet the Subject Properties or to sell the Subject Properties and reinvest the proceeds in new properties. Any such modification would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if or when the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.
     Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. We intend to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties, it is our intention to cooperate with Marketing in accomplishing those objectives to the extent that is prudent for us to do so by seeking replacement tenants or buyers for the properties subject to the Marketing Leases, either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.
     In February 2008 we received Marketing’s unaudited financial statements for the year ended December 31, 2007 and became aware that the previously disclosed deterioration in Marketing’s financial performance had continued to a point where, in conjunction with our intention to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we can no longer reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company. Based upon our assessments and assumptions, we believe that it is probable at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases. Should our assessments and assumptions prove to be incorrect, the conclusions reached by the Company relating to (i) recoverability of the deferred rent receivable for the Remaining Properties and (ii) Marketing’s ability to pay its environmental liabilities (as discussed below) would likely change.
     Based upon our belief that Marketing desires to have the Subject Properties removed from the Marketing Leases, and our intention to attempt to negotiate a modification of the Marketing Leases to such end, we believe that Marketing will not make all contractual lease payments when due for the entire current term of the Marketing Leases with respect to the Subject Properties. Accordingly, we have reserved approximately $10.5 million of the deferred rent receivable recorded as of December 31, 2007, which is the full amount of the deferred rent receivable related to the Subject Properties. This non-cash reserve has been reflected in our results of operations for the fourth quarter and year ended December 31, 2007 based on information that became available to us from Marketing after we announced our results of operations for those periods. Providing this $10.5 million reserve reduces our net earnings and our funds from operations but does not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Financial Data” both of which appear in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K and are incorporated by reference herein. While we believe it is no longer reasonable to assume that Marketing will make all contractual lease payments when due for the entire current term of the Marketing Leases with respect to the Subject Properties, after considering Marketing’s financial condition, our intention to negotiate a modification of the Marketing Leases, and certain other factors, including but not limited to those described above, we continue to believe that it is probable that we will collect the deferred rent receivable recorded as of December 31, 2007 related to the Remaining Properties. In addition, based upon our evaluation of the carrying value of the Subject Properties, we believe that no impairment adjustment is necessary for the Subject Properties as of December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. We intend to regularly review our assumptions that affect the accounting for rental revenue related to the Remaining Properties subject to the Marketing Leases and our assumptions regarding potential impairment of the Subject Properties and, if appropriate, to consider adjusting our reserves. Beginning in the first quarter of 2008, we anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and the rental revenue for the Subject Properties will be recognized when paid under the contractual payment terms.
     As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change as a result of the factors discussed above, or otherwise, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing fails to pay them. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations.
     Based upon our assessment of Marketing’s financial condition and certain other factors, including but not limited to those described above, we believe at this time that it is not probable that Marketing will not pay the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.
     We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification to the Marketing Leases discussed above. Additionally, we may be required to (i) reserve additional amounts of the deferred rent receivable at a later time, (ii) accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements, or (iii) record an impairment charge related to the Subject Properties as a result of the proposed modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to relet or sell the properties subject to the Marketing Leases; or if we change our assumptions that affect the accounting for rental revenue or environmental liabilities related to the Marketing Leases; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.
     For additional information regarding factors that could adversely affect us relating to Marketing, see “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.

In 2004, we received a comment letter from the SEC that contains one comment that remains unresolved.
     One comment remains unresolved as part of a periodic review commenced in 2004 by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2003 pertaining to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings, which Marketing contends is prohibited by the terms of the Master Lease. In June 2005, the SEC indicated that, unless we file Marketing’s financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing. We have had no communication with the SEC since 2005. We cannot accurately predict the consequences if we are ultimately unable to resolve this outstanding comment.
Substantially all of our tenants depend on the same industry for their revenues.
     We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends and stock price. The success of participants in that industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of Marketing and our other tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline were to decline significantly. Petroleum products are commodities, the prices of which depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.
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
We have incurred, and may continue to incur, operating costs as a result of environmental laws and regulation, which could reduce our profitability.
     The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. (See “Item 3. Legal Proceedings.”) The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to relet or sell our properties on favorable terms, or at all.
     We have agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We had accrued $0.3 million as of December 31, 2007 and 2006 in connection with this indemnification agreement. See recent developments related to Marketing and the Marketing Leases in “Part 1. Item 1. Business — Recent Developments” in this Annual Report on Form 10-K for additional information.
     We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe Marketing is responsible for such costs under the terms of the Master Lease, but Marketing had denied its liability for claims and its responsibility to defend against, and indemnify us, for the claim. In addition, Marketing has denied liability and refused our tender for defense and indemnification for another legal proceeding. We have filed third party claims against Marketing in both proceedings. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this matter.
     As of December 31, 2007, we had accrued $14.3 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $19.0 million of estimated environmental obligations and liabilities offset by $4.7 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures were $6.3 million and recoveries from UST funds were $1.6 million for the year ended December 31, 2007.
     As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change as a result of the factors discussed under Item 1, “Business — Recent Developments”, or otherwise, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing fails to pay them.
     Based upon our assessment of Marketing’s financial condition and certain other factors, including but not limited to those described above, we believe at this time that it is not probable that Marketing will not pay the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change. If our assessments and assumptions regarding such matters change and we are required to accrue for environmental liabilities allocated to Marketing under the Marketing Leases and various other agreements between Marketing and us or if we ultimately are responsible to directly pay for such environmental liabilities as the property owner if Marketing fails to pay them, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.
     We cannot predict what environmental legislation or regulations may be enacted in the future, or if or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict whether state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices or whether future environmental spending will continue to be eligible for reimbursement under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on us, or our tenants, and could require substantial additional expenditures for future remediation.
     For additional information with respect to environmental remediation costs and estimates see “Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of Notes to Consolidated

Financial Statements, both of which appear in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K and are incorporated by reference herein.
     As a result of the factors discussed above, or others, compliance with environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
We are defending pending lawsuits and claims and are subject to material losses.
     We are subject to various lawsuits and claims, including litigation related to environmental matters, damages resulting from leaking USTs and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.
     A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States. Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent payable to us (including under the Marketing Leases) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
We are in a competitive business.
     The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater resources than us, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.
Our future cash flow is dependent on renewal of leases and either reletting or selling our properties.
     We are subject to risks that financial distress of our tenants may lead to vacancies at our properties, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. As described in the recent developments section above in “Item 1. Business - Recent Developments,” we intend to attempt to negotiate a modification of the Marketing Leases with Marketing to remove the Subject Properties from the Marketing Leases. Any such modification is likely to significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any modification may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, our cash flow could be adversely affected and the resale values or our properties could decline.
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
     Marketing, and other tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.
     We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
As a REIT, we are dependent on external sources of capital which may not be available on favorable terms, if at all.
     To maintain our status as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to or cost of capital. We may be unable to pursue equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. Moreover, additional equity offerings may result in substantial dilution of shareholders’ interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, limitations on future indebtedness imposed under our Credit Agreement and the market price of our common stock.
     Our ability to meet the financial and other covenants relating to our Credit Agreement may be dependent on the performance of our tenants. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. “Business — Recent Developments” in this Annual Report on Form 10-K for additional information.) If we are not in compliance with one or more of our covenants which, if not complied with could result in an event of default under our Credit Agreement, there can be no assurance that our lenders would waive such non-compliance. A default under our Credit Agreement, if not cured or waived, whether due to a loss of our REIT status, a material adverse effect on our business, financial condition or prospects, a failure to comply with financial and certain other covenants in the Credit Agreement or otherwise, could result in the acceleration of all of our indebtedness under our Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which may negatively impact our business, and may have a material adverse effect on us.

     During 2007, the United States housing and residential lending markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the corporate, asset-backed and other credit and equity markets and the volatility and risk premiums in most credit and equity markets have increased dramatically, while liquidity has decreased. These issues have continued into the beginning of fiscal 2008. Increasing concerns regarding the United States and world economic outlook, such as large asset write-downs at banks, rising oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. These factors are precipitating generalized credit market dislocations and a significant contraction in available credit. As a result, it is becoming increasingly difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt and most lenders are imposing more stringent restrictions on the terms of credit. The negative impact on the tightening of the credit markets and continuing credit and liquidity concerns may have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material adverse effect on us.
Lenders may require us to enter into more restrictive covenants relating to our operations.
     Any future credit agreements or loan documents we execute may contain additional or more restrictive covenants that could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
The loss of certain members of our management team could adversely affect our business.
     We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. We do not have employment agreements with any of our executives.
Our business operations may not generate sufficient cash for distributions or debt service.
     There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, to pay our indebtedness, or to fund our other liquidity needs. We may not be able to repay or refinance existing indebtedness on favorable terms, which could force us to dispose of properties on disadvantageous terms (which may also result in losses) or accept financing on unfavorable terms.
     Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and a significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. We have entered into an interest rate swap agreement with a major financial institution with respect to a portion of our variable rate debt outstanding under our Credit Agreement. Although the agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.
     Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements including those included in this Form 10-K. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state UST funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes payable and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases. These judgments and assumptions may prove to be incorrect and our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected if that is the case. See “Item 1. Business—Recent Developments” for information regarding Marketing and the Marketing Leases and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for more information on our critical accounting policies.
Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies may adversely affect our reported revenues, profitability or financial position.
     Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time-to-time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position.
We may be unable to pay dividends and our equity may not appreciate.
     Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. Business — Recent Developments in this Annual Report on Form 10-K.) In particular, our Credit Agreement prohibits the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.
Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations.
     Terrorist attacks or armed conflicts could affect our business or the businesses of our tenants or of Marketing or its parent. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or a continuation of, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.
Item 1B. Unresolved Staff Comments
     One comment remains unresolved as part of a periodic review commenced in 2004 by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2003 pertaining to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings, which Marketing contends is prohibited under the terms of the Master Lease. In June 2005, the SEC indicated that, unless we file Marketing’s financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.
     We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately eight hundred independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could relet these properties to the existing subtenants who operate their convenience stores, automotive repair services or other businesses at our properties, or to others, at market rents although we cannot accurately predict whether, when, or on what terms, such properties would be re-let or sold. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are unable to resolve this outstanding comment.

Item 2. Properties
     The following table summarizes the geographic distribution of our properties at December 31, 2007. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY		LEASED BY GETTY REALTY		TOTAL	PERCENT
	MARKETING	OTHER	MARKETING	OTHER	PROPERTIES	OF TOTAL
	AS TENANT (1)	TENANTS	AS TENANT	TENANTS	BY STATE	PROPERTIES
New York	235	30	77	5	347	32.0%
Massachusetts	128	1	24	—	153	14.1
New Jersey	107	11	30	4	152	14.0
Pennsylvania	108	6	6	4	124	11.5
Connecticut	59	28	18	9	114	10.5
Virginia	4	24	10	1	39	3.6
New Hampshire	26	3	3	—	32	3.0
Maine	17	1	3	1	22	2.0
Rhode Island	15	1	3	—	19	1.8
Texas	—	16	—	—	16	1.5
Delaware	10	1	1	—	12	1.1
North Carolina	—	11	—	—	11	1.0
Hawaii	—	10	—	—	10	0.9
Maryland	4	3	1	2	10	0.9
California	—	8	—	1	9	0.8
Florida	—	6	—	—	6	0.6
Arkansas	—	3	—	—	3	0.3
Illinois	—	2	—	—	2	0.2
North Dakota	—	1	—	—	1	0.1
Vermont	1	—	—	—	1	0.1

Total	714	166	176	27	1,083	100.0%

(1)	Includes nine terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.
     The properties that we lease have a remaining lease term, including renewal option terms, averaging over ten years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

		PERCENT
	NUMBER OF	OF TOTAL	PERCENT
	LEASES	LEASED	OF TOTAL
CALENDAR YEAR	EXPIRING	PROPERTIES	PROPERTIES
2008	9	4.4	0.8
2009	17	8.4	1.6
2010	9	4.4	0.8
2011	9	4.4	0.8
2012	13	6.5	1.2

Subtotal	57	28.1	5.2

Thereafter	146	71.9	13.5

Total	203	100.0%	18.7%

     We have rights-of-first refusal to purchase or lease one hundred sixty-two of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 67% of our leased properties are subject to automatic renewal or extension options.
     In the opinion of our management, our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. We have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us at their expense. We are not aware of any material liens or encumbrances on any of our properties.

     We lease eight hundred eighty-one retail motor fuel and convenience store properties and our nine petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an “all or nothing” basis. The Marketing Leases are “triple-net” leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. Business — Recent Developments in this Annual Report on Form 10-K for additional information.)
     If Marketing fails to pay rent, taxes or insurance premiums when due under the Marketing Leases and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the Marketing Leases and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the Master Lease after notice and opportunity to cure, we do not have the right to terminate the Master Lease. In the event of Marketing’s default where we do not have the right to terminate the Master Lease, our available remedies under the Master Lease are to seek to obtain an injunction or other equitable relief requiring Marketing to comply with its obligations under the Master Lease and to recover damages from Marketing resulting from the failure. If any lease we have with a third-party landlord for properties that we lease to Marketing is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Marketing has the right-of-first refusal to purchase any property leased to Marketing under the Marketing Leases that we decide to sell.
     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2007 and 2006 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred nineteen scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. Business — Recent Developments in this Annual Report on Form 10-K for additional information.)
Item 3. Legal Proceedings
     In 1988 and 1989, we were named as defendants in three separate lawsuits by multiple owners of adjacent properties seeking compensatory and punitive damages for personal injury and property damages having common allegations that a leak of an underground storage tank occurred in November 1985 at one of our retail motor fuel properties. Although the first action was dismissed in January 1992 and the second action was dismissed in 1995, there is a possibility that the remaining defendants in this action may assert claims against us for contribution or indemnity in the future. We are not aware that any such claims have been asserted. The third action is still pending in New York Supreme Court, Suffolk County, remains in the pleadings stage and has remained dormant for more than eleven years. We believe that these plaintiffs no longer will assert claims for personal injuries, and that the property has been sold. If this litigation resumes, we will assert third-party claims against the party we believe is responsible for the contamination.
     In 1991, the State of New York brought an action in the New York State Supreme Court in Albany against our former heating oil subsidiary seeking reimbursement for cleanup costs claimed to have been incurred at a retail motor fuel property in connection with a gasoline release. The State is also seeking penalties plus interest. Although there has been no activity in this proceeding in the past several years, in January 2002, we received a letter from the State’s attorney indicating that the State intends to continue prosecuting the action. To date, we are not aware that the State has taken any additional actions in connection with this claim.
     In June 1991, an action was commenced against us in the Court of Common Pleas of Berks County, PA seeking reimbursement for cleanup costs claimed to have been incurred as a result of a petroleum release. Sun Company, Inc., Exxon Company, U.S.A. and Atlantic Richfield Company have been joined as defendants. This case has recently been certified by the Court for trial, scheduled to occur in August 2008.
     In 1997, an action was commenced in the New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover monetary damages for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the plaintiff for more than nine years.

     In 1997, representatives of the County of Lancaster, Pennsylvania contacted the Company regarding alleged petroleum contamination of property owned by the County adjoining a property owned by the Company. No litigation has been instituted as a result of this potential claim and the Company is actively remediating the contamination. In 2005, the County requested reimbursement of legal fees pursuant to an access agreement between the parties. A substantial portion of the fees remains in dispute.
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
     In June 1999, an action was commenced against us in the New York Supreme Court in Richmond County seeking monetary damages for property damage alleged to have resulted from a petroleum release in connection with a tank removal by our contractor. After a number of years of inactivity by the plaintiff, in 2006 the plaintiff reactivated prosecution by filing for a preliminary conference. Since then, there had been no material activity in the case. At this time, we are unable to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation
     In September 1999, we brought a case against one of our tenants in the United States District Court, District of New Jersey, seeking the return of the property we leased to the tenant and the cleanup of all contamination caused by the tenant. Our tenant filed a counterclaim alleging that all or part of the contamination was attributable to contamination from USTs for which we were responsible. The State of New Jersey Department of Environmental Protection (the “NJDEP”) has notified the tenant that it is responsible for the cleanup and remediation of contamination resulting from a petroleum release. The case was settled in 2007 without any payment by the Company. As a part of the settlement, the tenant purchased the subject property in January 2008, assumed responsibility for the remediation of all environmental conditions and fully indemnified the Company and its affiliates for all environmental liability.
     In 2000, an action was commenced in New York Supreme Court in Nassau County against us by a prior landlord to recover damages arising out of a petroleum release and remediation thereof. The release dates back to 1979 and is listed as “closed” by the NYSDEC. Plaintiff has not pursued this case for more than six years.
     In December 2002, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been expended by the State to investigate and remediate a petroleum release into the Ossining River commencing approximately in 1996. We are indemnifying Marketing in this case and have filed a claim against a potentially responsible party who is upstream of the release.
     In February 2003, an action was commenced against us, Marketing and others by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. The complaint states that the plaintiffs first became aware of a problem upon detecting gasoline vapors in their basement in 1996. In response to cross motions for summary judgment, the court denied our motion and granted plaintiff’s motion finding us liable for the petroleum contamination, but certified the determination for an immediate appeal. Plaintiff’s expert alleges damages of $67,000. Plaintiff’s counsel has also made demand for legal fees, which the Company disputes as grossly excessive. Certain summary judgment motions filed by the Company are pending.
     In April 2003, we were named in a class action, filed in the New York Supreme Court in Dutchess County, NY, arising out of alleged contamination of ground water with methyl tertiary butyl ether (a fuel derived from methanol, which we refer to as MTBE). We served an answer that denied liability and asserted numerous affirmative defenses. The plaintiffs have not responded to our answer and there has been no activity in the case since it was commenced.
     In July 2005, the State of Rhode Island Department of Environmental Management (“RIDEP”) issued a Notice of Violation against the Company and Marketing relating to a suspected petroleum release at a property that abuts property owned by us and leased to Marketing. The Notice of Violation was appealed by Marketing on behalf of it and the Company. An evidentiary hearing on that appeal has not yet been scheduled. We do not believe that we have any liability for the contamination, which we believe is unrelated to the products we stored at the property.

     In July 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection (“MDEP”) seeking reimbursement of costs claimed to have been incurred by it in connection with the remediation of contamination found at a retail motor fuel property, purportedly linked to numerous gasoline spills in the late 1980’s. We have denied liability for the claim and discovered substantial evidence that links the contamination to gasoline releases of another company which has operated at the property since we discontinued our operations at the property. We have requested that the MDEP investigate the possibility that such other company is the responsible party.
     In September 2003, we were notified by the NJDEP that we are one of approximately sixty potentially responsible parties for natural resources damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. We believe that ChevronTexaco is obligated to indemnify us, pursuant to indemnification covenants, regarding the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.
     In September 2003, we were notified by the NJDEP that we may be responsible for damages to natural resources (“NRDs”) by reason of a petroleum release at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have remediated the resulting contamination at the property in accordance with a plan approved by the NJDEP and continue required sampling of monitoring wells that were required to be installed. In addition, we have responded to the notice and met with the Department to determine whether, and to what extent, we may be responsible for NRDs regarding this property and our other properties formerly supplied by us with gasoline in New Jersey. The NJDEP’s right to pursue NRDs, the viability of defenses to NRDs, generally, and the NJDEP’s method for calculating NRDs are subject to ongoing litigation in the NJDEP. We are not a party to such litigation. However, the outcome of that litigation likely will affect the NJDEP’s claim against us for NRDs with regard to this property and, generally, our other properties in New Jersey.
     From October 2003 through September 2007, we were made a party to forty-nine cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of damages, the definitive list of defendants and the method of allocating such amounts among the defendants have not been determined. At this time, four focus cases have been broken our from a consolidated Multi-District Litigation being heard in the Southern District of New York. Three of these cases name the Company as a defendant. One of the cases to which we are a party has been set for trial in September 2008. Trials in the other two focus cases in which the Company has been named are anticipated to be scheduled for sometime in 2009. The Company participates in a joint defense group with the goal of sharing expert and other costs with the other defendants, and also has separate counsel defending its interests. We are vigorously defending these matters. In June 2006, we were served with a Toxic Substance Control Act (“TSCA”) Notice Letter (“Notice Letter”), advising us that “prospective plaintiffs” listed on a schedule to the Notice Letter intend to file a TSCA citizens’ civil action against the entities listed on a schedule to the Notice Letter, including the Company’s subsidiaries, based upon alleged failure by such entities to provide information to the United States Environmental Protection Agency regarding MTBE as may be required by the TSCA and declaring that such action will be filed unless such information is delivered. We do not believe that we have any such information. Our ultimate legal and financial liability, if any, in connection with the existing litigation or any future civil litigation pursuant to the Notice Letter cannot be estimated with any certainty at this time.
     In November 2003, we received a demand from the State of New York for reimbursement of cleanup and removal costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund regarding contamination it alleges emanated from one of our retail motor fuel properties in 1997. We have responded to the State’s demand and have denied responsibility for reimbursement of such costs, as being attributable to contamination that emanated from properties owned and operated by others. In September 2004, the State of New York commenced an action against us and others in New York Supreme Court in Albany County seeking recovery of such costs. Discovery in this case is ongoing.
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
     In September 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs claimed to have been incurred by it in connection with the development of its property located in Philadelphia, Pennsylvania, that, in part, is a former retail motor fuel property supplied by us with gasoline. The current owner claims that the costs are reimbursable pursuant to an indemnity agreement that we entered into with the prior property owner. Although we have acknowledged responsibility for a portion of the contaminated soil, and were engaged in the remediation of the same, we denied responsibility for the full extent of the costs estimated to be incurred. The matter was settled in June 2007, in consideration for a payment by the Company of $985,000.
     In October 2005, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been funded by the State to remediate a petroleum release emanating from a property we acquired in 1999. The seller of the property to us, who is also party to the action, has agreed to defend and indemnify us (and Marketing) regarding the release and funds have been escrowed to cover the amount sought to be recovered.
     In November 2005, we were notified that an action had been commenced in the Superior Court in Passaic County, New Jersey, in August 2005, by a property owner, seeking compensation from us on behalf of a class not yet certified, based upon the installation of a monitoring well on the property of the property owner. The NJDEP also is named as a defendant. The matter was settled in the April 2007 for a $6,000 payment by the Company.
     In December 2005, an action was commenced against us in the Superior Court in Providence, Rhode Island, by the owner of a pier that is adjacent to one of our terminals that is leased to Marketing seeking monetary damages of approximately $500,000 representing alleged costs related to the ownership and maintenance of the pier for the period from January 2003 through September 2005. We do not believe that we have any legal, contractual or other responsibility for such costs. Additionally, we believe that, under the terms of the Master Lease, Marketing is responsible for such costs, and we tendered the matter to them for defense and indemnification. Marketing declined to accept our tender and has denied liability for the claim. We have filed a third party claim against Marketing seeking defense and indemnification that has been tolled, pending resolution of the underlying litigation. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. Business — Recent Developments in this Annual Report on Form 10-K for additional information.) At a pre-trial conference held in this matter, the Court advised the owner that there is legal precedent from prior litigation involving the pier that is contrary to its claim.
     In February 2006, an action was commenced in the Supreme Court in Westchester County, New York against us and Marketing to recover cleanup and remediation costs related to a petroleum release and for monetary damages in excess of $1.0 million for, among other things, lost rent and diminution of property value. The matter was settled in May 2007 in consideration for a payment by the Company of $50,000.
     In April 2006, our subsidiary was added as a new defendant in an action in the Superior Court of New Jersey, Middlesex County, filed by a property owner claiming damages against multiple defendants for remediation of contaminated soil. The basis for prosecuting the claim against our subsidiary is corporate successor liability. In December 2007, pursuant to a multi-day mediation, an agreement to settle in principal was reached by all parties. Since then, one component of the settlement as it relates to the Company been put back into dispute by the plaintiff.
     In May 2006, we were advised (but not yet served) of a third party complaint filed in an action in the Superior Court of New Jersey, Essex County, against Getty Oil, Inc. and John Doe Corporations, filed by a property owner seeking to impose upon third parties (that may include a subsidiary of the Company) responsibility for damages it may suffer in the action for claims brought against it under federal environmental laws, the State’s Spill Act, the State’s Water Pollution Act and other theories of liability. It is not clear at this time whether the Company or any of its subsidiaries would have any liability for the asserted claims or whether, or to what extent, such liability would be covered by the Company’s settlement agreement with ChevronTexaco in connection with pre-1985 contamination at the Newark Terminal property, which is near the property that is the subject of the litigation. Accordingly, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the damages claimed in the litigation.
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
     In November 2006, an action was commenced by the New Jersey Schools Corporation (“NJSC”) in the Superior Court of New Jersey, Union County seeking reimbursement for costs of approximately $1.0 million related to the removal of abandoned USTs and remediation of soil contamination at a retail motor fuel property that was acquired from us by eminent domain. Prior to the taking, the property was leased to and operated by Marketing. We believe that, under the terms of the Master Lease, Marketing is responsible for such costs, and we tendered the matter to Marketing for defense and indemnification. Marketing has declined to accept the tender and has denied liability for the claim. We have filed a compulsory third party claim against Marketing seeking defense and indemnification. In July 2007, Marketing filed a claim against the Company seeking defense and indemnification. A trial date is anticipated to be set for sometime in September 2008. (See recent developments related to Marketing and the Marketing Leases in Part I, Item 1. Business - Recent Developments in this Annual Report on Form 10-K for additional information.)
     In May 2007, the Company’s subsidiary received a lease default notice from its sub-landlord pertaining to an alleged underpayment of rent by our subsidiary for a period of time exceeding fifteen years. In June 2007, the Company commenced an action against the sub-landlord seeking an injunction that would preclude the sub-landlord from taking any action to terminate its sublease with our subsidiary or collect the alleged underpayment of rent. The Court issued the injunction preventing termination of the sublease pending determination of the matter. The matter remains pending.
     In July 2007, subsidiaries of the Company were notified of the commencement of three actions by the NJDEP seeking NRDs arising out of petroleum releases which occurred years ago. Answers to the complaints and discovery requests have been filed by the Company’s subsidiaries in each of these cases. The accuracy of the allegations as they relate to us, the legal right of the NJDEP to claim NRDs in these actions, the viability of our defenses to such claims, the legal basis for determining the amount of the NRDs, and the method of allocating damages, if any, between defendants have not been determined.
     In October 2007, the Company received a demand from the State of New York to pay the costs allegedly arising from investigation and remediation of petroleum spills that occurred at a property taken by Eminent Domain by the State of New York in 1991. The accuracy of the allegations as they relate to us, our interest in the property, and the nature of the alleged discharges of petroleum that are claimed to have occurred at the property are being researched. Accordingly, we are unable at this time to estimate with any certainty our ultimate legal and financial liability, if any, for the amounts demanded by the State of New York.

Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the three months ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Information in response to this item is incorporated herein by reference to information under the headings “Capital Stock”, “Stock Performance Graph” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
Item 6. Selected Financial Data
     Information in response to this item is incorporated herein by reference to information under the heading “Getty Realty Corp. and Subsidiaries — Selected Financial Data” in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Information in response to this item is incorporated herein by reference to information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Information in response to this item is incorporated herein by reference to information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Market Risk” in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
     Information in response to this item is incorporated herein by reference to the financial statements and supplementary financial information in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K under the headings “Getty Realty Corp. and Subsidiaries — Consolidated Statements of Operations,” “—Consolidated Statements of Comprehensive Income,” “—Consolidated Balance Sheets,” “—Consolidated Statements of Cash Flows,” “—Notes to Consolidated Financial Statements” (including the supplementary financial information contained in Note 9 “Quarterly Financial Data”) and “Report of Independent Registered Public Accounting Firm.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or furnished pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief

Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
     There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to compliance with section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to directors, the audit committee and the audit committee financial expert, and procedures by which shareholders may recommend to nominees to the board of directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “Directors’ Meetings, Committees and Executive Officers” in the Proxy Statement. The following table lists our executive officers, their respective ages, and the offices and positions held.

NAME	AGE	POSITION	OFFICER SINCE
Leo Liebowitz	80	Chairman and Chief Executive Officer	1971
Kevin C. Shea	48	Executive Vice President	2001
Thomas J. Stirnweis	49	Vice President, Treasurer and Chief Financial Officer	2001
Joshua Dicker	47	General Counsel and Corporate Secretary	2008
     Mr. Liebowitz has been Chief Executive Officer of the Company since 1985. He was the President of the Company from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Marketing from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co.
     Mr. Shea has been with the Company since 1984 and has served as Executive Vice President since May 2004 and was Vice President since January 2001. Prior thereto, he was Director of National Real Estate Development.
     Mr. Stirnweis joined the Company in January 2001 as Corporate Controller and Treasurer and has served as Vice President, Treasurer and Chief Financial Officer since May 2003. Prior to joining the Company, he was Manager of Financial Reporting and Analysis of Marketing, where he provided services to the Company under a services agreement since the Spin-Off of Marketing in March 1997. Prior thereto, he held the same position at the Company since November 1988.
     Mr. Dicker joined the Company in February 2008 as General Counsel and Corporate Secretary. Prior to joining Getty, he was a partner at the national law firm Arent Fox, LLP since 2002.
     There are no family relationships between any of its directors or executive officers.
     The Getty Realty Corp. Business Conduct Guidelines (“Code of Ethics”), which applies to all employees, including our chief executive officer and chief financial officer, is available on our website at www.gettyrealty.com.
Item 11. Executive Compensation
     Information in response to this item is incorporated herein by reference to information under the heading “Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information in response to this item is incorporated herein by reference to information under the heading “Beneficial Ownership of Capital Stock” and “Executive Compensation — Compensation Discussion and Analysis — Equity Compensation — Equity Compensation Plan Information” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     There were no such relationships or transactions to report for the year ended December 31, 2007. Information with respect to director independence is incorporated herein by reference to information under the heading “Directors’ Meetings, Committees and Executive Officers — Independence of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
     Information in response to this item is incorporated herein by reference to information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 31 are incorporated herein by reference to our Annual Report to Shareholders filed as exhibit 13 to this Annual Report on Form 10-K.
2. Financial Statement Schedules
The financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 31 are filed as part of this Annual Report on Form 10-K.
3. Exhibits
The exhibits listed in the Exhibit Index are filed (or furnished, as applicable) as part of this Annual Report on Form 10-K.

GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES COVERED BY REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Items 15(a) 1 & 2

	REFERENCE
	2007 ANNUAL	2007 ANNUAL
	REPORT ON	REPORT TO
	FORM 10-K	SHAREHOLDERS
	(PAGES)	(PAGES)
Data incorporated by reference from attached 2007 Annual Report to Shareholders of Getty Realty Corp.
Report of Independent Registered Public Accounting Firm		24
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005		25
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005		25
Consolidated Balance Sheets as of December 31, 2007 and 2006		26
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005		27
Notes to Consolidated Financial Statements		28-41
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	31
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005	32
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2007	34-45
All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors of Getty Realty Corp.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 17, 2008 appearing in the 2007 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2008

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES
for the years ended December 31, 2007, 2006 and 2005
(in thousands)

	BALANCE AT			BALANCE
	BEGINNING			AT END
	OF YEAR	ADDITIONS	DEDUCTIONS	OF YEAR
December 31, 2007:
Allowance for deferred rent receivable	$—	$10,494	$—	$10,494
Allowance for mortgages and accounts receivable	$30	$70	$—	$100
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650
December 31, 2006:
Allowance for mortgages and accounts receivable	$29	$44	$43	$30
Allowance for recoveries from state underground storage tank funds	$750	$—	$100	$650
December 31, 2005:
Allowance for mortgages and accounts receivable	$5	$24	$—	$29
Allowance for recoveries from state underground storage tank funds	$910	$—	$160	$750

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
As of December 31, 2007
(in thousands)
The summarized changes in real estate assets and accumulated depreciation are as follows:

	2007	2006	2005
Investment in real estate:
Balance at beginning of year	$383,558	$370,495	$346,590
Acquisitions	94,700	15,496	29,566
Capital expenditures	1,310	42	7
Sales and condemnations	(3,464)	(1,416)	(1,434)
Lease terminations	(1,850)	(1,059)	(4,234)

Balance at end of year	$474,254	$383,558	$370,495

Accumulated depreciation and amortization:
Balance at beginning of year	$116,089	$109,800	$106,463
Depreciation and amortization expense	9,448	7,883	8,113
Sales and condemnations	(1,222)	(535)	(542)
Lease terminations	(1,850)	(1,059)	(4,234)

Balance at end of year	$122,465	$116,089	$109,800

     We are not aware of any material liens or encumbrances on any of our properties.

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
BROOKLYN, NY	$282,104	$301,052	$176,292	$406,864	$583,156	$352,988	1967
JAMAICA, NY	12,000	295,750	12,000	295,750	307,750	189532	1970
REGO PARK, NY	33,745	281,380	23,000	292,125	315,125	224156	1974
BROOKLYN, NY	74,808	125,120	30,694	169,234	199,928	163758	1967
BRONX, NY	60,000	353,955	60,800	353,155	413,955	263225	1965
CORONA, NY	114,247	300,172	112,800	301,619	414,419	200844	1965
OCEANSIDE, NY	40,378	169,929	40,000	170,307	210,307	132864	1970
BLUEPOINT, NY	96,163	118,524	96,068	118,619	214,687	111594	1972
BRENTWOOD, NY	253,058	84,485	125,000	212,543	337,543	197754	1968
BAY SHORE, NY	47,685	289,972	0	337,657	337,657	336010	1969
PELHAM MANOR, NY	127,304	85,087	75,800	136,591	212,391	122652	1972
BRONX, NY	0	293,507	0	293,507	293,507	197611	1972
BROOKLYN, NY	0	365,767	0	365,767	365,767	305736	1970
POUGHKEEPSIE, NY	32,885	168,354	35,904	165,335	201,239	156235	1971
CARMEL, NY	20,419	158,943	20,750	158,612	179,362	153394	1970
KINGSTON, NY	68,341	115,961	44,379	139,923	184,302	135524	1971
WAPPINGERS FALLS, NY	114,185	159,162	111,785	161,562	273,347	151379	1971
STONY POINT, NY	59,329	203,448	55,800	206,977	262,777	197509	1971
KINGSTON, NY	29,010	159,986	12,721	176,275	188,996	165916	1972
POUGHKEEPSIE, NY	63,030	158,415	26,226	195,219	221,445	194104	1972
LAGRANGEVILLE, NY	129,133	101,140	64,626	165,647	230,273	163468	1972
BRONX, NY	128,419	221,197	100,681	248,935	349,616	189533	1972
STATEN ISLAND, NY	40,598	256,262	26,050	270,810	296,860	188355	1973
BRONX, NY	141,322	141,909	86,800	196,431	283,231	182594	1972
NEW YORK, NY	125,923	168,772	78,125	216,570	294,695	212886	1972
MIDDLE VILLAGE, NY	130,684	73,741	89,960	114,465	204,425	106289	1972
LONG ISLAND CITY, NY	90,895	91,386	60,030	122,251	182,281	112658	1972
BROOKLYN, NY	100,000	254,503	66,890	287,613	354,503	229875	1972
BROOKLYN, NY	135,693	91,946	100,035	127,604	227,639	104243	1972
BROOKLYN, NY	147,795	228,379	103,815	272,359	376,174	224133	1972
STATEN ISLAND, NY	101,033	371,591	75,650	396,974	472,624	262582	1972
STATEN ISLAND, NY	25,000	351,829	0	376,829	376,829	253858	1972
BRONX, NY	543,833	693,438	473,695	763,576	1,237,271	746143	1970

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
BRONX, NY	90,176	183,197	40,176	233,197	273,373	194161	1976
BRONX, NY	82,141	106,173	32,941	155,373	188,314	145234	1972
BRONX, NY	105,176	70,736	40,176	135,736	175,912	114487	1968
BRONX, NY	45,044	196,956	10,044	231,956	242,000	196160	1976
BRONX, NY	128,049	315,917	83,849	360,117	443,966	245526	1972
BRONX, NY	130,396	184,222	90,396	224,222	314,618	199481	1972
BRONX, NY	118,025	290,298	73,025	335,298	408,323	270303	1972
BRONX, NY	70,132	322,265	30,132	362,265	392,397	256738	1972
BRONX, NY	78,168	450,267	65,680	462,755	528,435	330991	1972
BRONX, NY	69,150	300,279	34,150	335,279	369,429	240304	1972
YONKERS, NY	291,348	170,478	216,348	245,478	461,826	219859	1972
SLEEPY HOLLOW, NY	280,825	102,486	129,744	253,567	383,311	243345	1969
OLD BRIDGE, NJ	85,617	109,980	56,190	139,407	195,597	136965	1972
BREWSTER, NY	117,603	78,076	72,403	123,276	195,679	114880	1972
FLUSHING, NY	118,309	280,435	78,309	320,435	398,744	217107	1973
BRONX, NY	0	278,517	0	278,517	278,517	202871	1976
STATEN ISLAND, NY	173,667	133,198	113,369	193,496	306,865	175721	1976
BRIARCLIFF MANOR, NY	652,213	103,753	501,687	254,279	755,966	219256	1976
BRONX, NY	95,328	102,639	73,750	124,217	197,967	115344	1976
BRONX, NY	88,865	193,679	63,315	219,229	282,544	216628	1976
NEW YORK, NY	106,363	103,035	79,275	130,123	209,398	125505	1976
NEW YORK, NY	146,159	407,286	43,461	509,984	553,445	366641	1976
GLENDALE, NY	124,438	287,907	86,160	326,185	412,345	258344	1976
OZONE PARK, NY	57,289	331,799	44,715	344,373	389,088	275568	1976
LONG ISLAND CITY, NY	106,592	151,819	73,260	185,151	258,411	149462	1976
RIDGE, NY	276,942	73,821	200,000	150,763	350,763	118312	1977
LAKE RONKONKOMA, NY	0	176,622	0	176,622	176,622	169146	1977
NEW CITY, NY	180,979	100,597	109,025	172,551	281,576	170914	1978
W. HAVERSTRAW, NY	194,181	38,141	140,000	92,322	232,322	83288	1978
PIERMONT, NY	151,125	31,470	90,675	91,920	182,595	91920	1978
STATEN ISLAND, NY	0	301,713	0	301,713	301,713	191894	1978
BROOKLYN, NY	74,928	250,382	44,957	280,353	325,310	195597	1978
RONKONKOMA, NY	76,478	208,121	46,057	238,542	284,599	231814	1978
STONY BROOK, NY	175,921	44,529	105,000	115,450	220,450	113644	1978
MILLER PLACE, NY	110,000	103,160	66,000	147,160	213,160	144457	1978
LAKE RONKONKOMA, NY	87,097	156,576	51,000	192,673	243,673	187350	1978
E. PATCHOGUE, NY	57,049	210,390	34,213	233,226	267,439	229793	1978
AMITYVILLE, NY	70,246	139,953	42,148	168,051	210,199	168051	1978
BETHPAGE, NY	210,990	38,356	126,000	123,346	249,346	122529	1978
HUNTINGTON STATION, NY	140,735	52,045	84,000	108,780	192,780	108019	1978
BALDWIN, NY	101,952	106,328	61,552	146,728	208,280	109061	1978
ELMONT, NY	388,848	114,933	231,000	272,781	503,781	235335	1978
NORTH BABYLON, NY	91,888	117,066	59,059	149,895	208,954	146031	1978
CENTRAL ISLIP, NY	103,183	151,449	61,435	193,197	254,632	193197	1978
WHITE PLAINS, NY	120,393	67,315	0	187,708	187,708	177981	1979
OZONE PARK, NY	0	217,234	0	217,234	217,234	146797	1978
STATEN ISLAND, NY	0	222,525	0	222,525	222,525	142974	1981
BROOKLYN, NY	116,328	232,254	75,000	273,582	348,582	183518	1980
LONG ISLAND CITY, NY	191,420	390,783	116,554	465,649	582,203	308098	1981
BAY SHORE, NY	156,382	123,032	85,854	193,560	279,414	187,676	1981
BRISTOL, CT	108,808	81,684	44,000	146,492	190,492	140,998	1982
CROMWELL, CT	70,017	183,119	24,000	229,136	253,136	229,136	1982
EAST HARTFORD, CT	208,004	60,493	84,000	184,497	268,497	183,715	1982
FRANKLIN, CT	50,904	168,470	20,232	199,142	219,374	197,718	1982
MANCHESTER, CT	65,590	156,628	64,750	157,468	222,218	156,584	1982
MERIDEN, CT	207,873	39,829	84,000	163,702	247,702	162,347	1982
NEW MILFORD, CT	113,947	121,174	0	235,121	235,121	230,336	1982
NORWALK, CT	257,308	128,940	104,000	282,248	386,248	280,855	1982
SOUTHINGTON, CT	115,750	158,561	70,750	203,561	274,311	202,880	1982
TERRYVILLE, CT	182,308	98,911	74,000	207,219	281,219	206,987	1982
TOLLAND, CT	107,902	100,178	44,000	164,080	208,080	160,066	1982
WATERFORD, CT	76,981	133,059	0	210,040	210,040	199,048	1982
WEST HAVEN, CT	185,138	48,619	74,000	159,757	233,757	157,300	1982
AGAWAM, MA	65,000	120,665	0	185,665	185,665	182,124	1982
GRANBY, MA	58,804	232,477	24,000	267,281	291,281	192,095	1982
HADLEY, MA	119,276	68,748	36,080	151,944	188,024	146,795	1982
PITTSFIELD, MA	97,153	87,874	40,000	145,027	185,027	144,903	1982
PITTSFIELD, MA	123,167	118,273	50,000	191,440	241,440	190,478	1982

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
SOUTH HADLEY, MA	232,445	54,351	90,000	196,796	286,796	190,277	1982
SPRINGFIELD, MA	139,373	239,713	50,000	329,086	379,086	234,450	1983
SPRINGFIELD, MA	0	239,087	0	239,087	239,087	173,318	1984
SPRINGFIELD, MA	122,787	105,706	50,000	178,493	228,493	175,301	1982
WESTFIELD, MA	123,323	96,093	50,000	169,416	219,416	165,593	1982
OSSINING, NY	140,992	104,761	97,527	148,226	245,753	140,240	1982
FREEHOLD, NJ	494,275	68,507	402,834	159,948	562,782	86,226	1978
HOWELL, NJ	9,750	174,857	0	184,607	184,607	183,813	1978
LAKEWOOD, NJ	130,148	77,265	70,148	137,265	207,413	134,359	1978
NORTH PLAINFIELD, NJ	227,190	239,709	175,000	291,899	466,899	281,210	1978
SOUTH AMBOY, NJ	299,678	94,088	178,950	214,816	393,766	212,759	1978
GLEN HEAD, NY	234,395	192,295	102,645	324,045	426,690	324,045	1982
NEW ROCHELLE, NY	188,932	34,649	103,932	119,649	223,581	118,612	1982
ELMONT, NY	108,348	85,793	64,290	129,851	194,141	92,586	1982
MERIDEN, CT	126,188	106,805	72,344	160,649	232,993	150,737	1982
PLAINVILLE, CT	80,000	290,433	0	370,433	370,433	306,693	1983
FRANKLIN SQUARE, NY	152,572	121,756	137,315	137,013	274,328	90,096	1978
SEAFORD, NY	32,000	157,665	0	189,665	189,665	152,537	1978
BROOKLYN, NY	276,831	376,706	168,423	485,114	653,537	336,406	1978
NEW HAVEN, CT	1,412,860	56,420	898,470	570,810	1,469,280	261,409	1985
BRISTOL, CT	359,906	0	0	359,906	359,906	113,972	2004
BRISTOL, CT	1,594,129	0	1,036,184	557,945	1,594,129	70,674	2004
BRISTOL, CT	253,639	0	149,553	104,086	253,639	13,183	2004
BRISTOL, CT	365,028	0	237,268	127,760	365,028	16,182	2004
COBALT, CT	395,683	0	0	395,683	395,683	125,299	2004
DURHAM, CT	993,909	0	0	993,909	993,909	314,738	2004
ELLINGTON, CT	1,294,889	0	841,678	453,211	1,294,889	57,405	2004
ENFIELD, CT	259,881	0	0	259,881	259,881	96,818	2004
FARMINGTON, CT	466,271	0	303,076	163,195	466,271	20,672	2004
HARTFORD, CT	664,966	0	432,228	232,738	664,966	29,482	2004
HARTFORD, CT	570,898	0	371,084	199,814	570,898	25,311	2004
MERIDEN, CT	1,531,772	0	989,165	542,607	1,531,772	70,626	2004
MIDDLETOWN, CT	1,038,592	0	675,085	363,507	1,038,592	46,043	2004
NEW BRITAIN, CT	390,497	0	253,823	136,674	390,497	17,312	2004
NEWINGTON, CT	953,512	0	619,783	333,729	953,512	42,272	2004
NORTH HAVEN, CT	405,389	0	251,985	153,404	405,389	24,669	2004
PLAINVILLE, CT	544,503	0	353,927	190,576	544,503	24,140	2004
PLYMOUTH, CT	930,885	0	605,075	325,810	930,885	41,268	2004
SOUTH WINDHAM, CT	644,141	1,397,938	598,394	1,443,685	2,042,079	28,557	2004
SOUTH WINDSOR, CT	544,857	0	336,737	208,120	544,857	41,829	2004
SUFFIELD, CT	237,401	602,635	200,878	639,158	840,036	142,628	2004
VERNON, CT	1,434,223	0	0	1,434,223	1,434,223	454,170	2004
WALLINGFORD, CT	550,553	0	334,901	215,652	550,553	34,026	2004
WATERBURY, CT	804,040	0	516,387	287,653	804,040	39,897	2004
WATERBURY, CT	515,172	0	334,862	180,310	515,172	22,838	2004
WATERBURY, CT	468,469	0	304,505	163,964	468,469	20,770	2004
WATERTOWN, CT	924,586	0	566,986	357,600	924,586	71,794	2004
WETHERSFIELD, CT	446,610	0	0	446,610	446,610	141,427	2004
WEST HAVEN, CT	1,214,831	0	789,640	425,191	1,214,831	53,859	2004
WESTBROOK, CT	344,881	0	0	344,881	344,881	109,212	2004
WILLIMANTIC, CT	716,782	0	465,908	250,874	716,782	31,778	2004
WINDSOR, CT	1,042,081	0	669,804	372,277	1,042,081	117,889	2004
WINDSOR LOCKS, CT	1,433,330	0	0	1,433,330	1,433,330	453,888	2004
WINDSOR LOCKS, CT	360,664	0	0	360,664	360,664	45,686	2004
BLOOMFIELD, CT	141,452	54,786	90,000	106,238	196,238	98,493	1986
SIMSBURY, CT	317,704	144,637	206,700	255,641	462,341	175,017	1985
RIDGEFIELD, CT	535,140	33,590	347,900	220,830	568,730	105,722	1985
BRIDGEPORT, CT	349,500	56,209	227,600	178,109	405,709	102,004	1985
NORWALK, CT	510,760	209,820	332,200	388,380	720,580	220,134	1985
BRIDGEPORT, CT	313,400	20,303	204,100	129,603	333,703	62,382	1985
STAMFORD, CT	506,860	15,635	329,700	192,795	522,495	84,558	1985
BRIDGEPORT, CT	245,100	20,652	159,600	106,152	265,752	52,683	1985
BRIDGEPORT, CT	313,400	24,314	204,100	133,614	337,714	65,853	1985
BRIDGEPORT, CT	377,600	83,549	245,900	215,249	461,149	135,791	1985
BRIDGEPORT, CT	526,775	63,505	342,700	247,580	590,280	134,198	1985
BRIDGEPORT, CT	338,415	27,786	219,800	146,401	366,201	72,473	1985
NEW HAVEN, CT	538,400	176,230	350,600	364,030	714,630	250,236	1985
DARIEN, CT	667,180	26,061	434,300	258,941	693,241	117,112	1985

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
WESTPORT, CT	603,260	23,070	392,500	233,830	626,330	101,997	1985
STAMFORD, CT	603,260	112,305	392,500	323,065	715,565	191,738	1985
STAMFORD, CT	506,580	40,429	329,700	217,309	547,009	106,957	1985
GUILFORD, CT	147,071	28,486	30,000	145,557	175,557	102,556	1993
STRATFORD, CT	301,300	70,735	196,200	175,835	372,035	106,324	1985
STRATFORD, CT	285,200	14,728	185,700	114,228	299,928	53,309	1985
CHESHIRE, CT	490,200	19,050	319,200	190,050	509,250	86,440	1985
MILFORD, CT	293,512	43,846	191,000	146,358	337,358	81,201	1985
FAIRFIELD, CT	430,000	13,631	280,000	163,631	443,631	71,198	1985
HARTFORD, CT	233,000	32,563	151,700	113,863	265,563	61,390	1985
NEW HAVEN, CT	217,000	23,889	141,300	99,589	240,889	52,678	1985
RIDGEFIELD, CT	401,630	47,610	166,861	282,379	449,240	274,868	1985
BRIDGEPORT, CT	346,442	16,990	230,000	133,432	363,432	127,504	1985
WILTON, CT	518,881	71,425	337,500	252,806	590,306	136,170	1985
MIDDLETOWN, CT	133,022	86,915	131,312	88,625	219,937	88,625	1987
EAST HARTFORD, CT	555,826	13,797	301,322	268,301	569,623	66,016	1991
WATERTOWN, CT	351,771	58,812	204,027	206,556	410,583	101,761	1992
AVON, CT	730,886	0	402,949	327,937	730,886	81,762	2002
WILMINGTON, DE	309,300	67,834	201,400	175,734	377,134	100,081	1985
ST. GEORGES, DE	498,200	222,596	324,725	396,071	720,796	279,534	1985
WILMINGTON, DE	313,400	103,748	204,100	213,048	417,148	130,772	1985
WILMINGTON, DE	242,800	32,615	158,100	117,315	275,415	66,214	1985
WILMINGTON, DE	381,700	156,704	248,600	289,804	538,404	165,261	1985
CLAYMONT, DE	237,200	30,878	151,700	116,378	268,078	66,164	1985
NEWARK, DE	578,600	166,781	376,800	368,581	745,381	220,972	1985
NEWARK, DE	405,800	35,844	264,300	177,344	441,644	90,339	1985
WILMINGTON, DE	369,600	38,077	240,700	166,977	407,677	87,530	1985
WILMINGTON, DE	446,000	33,323	290,400	188,923	479,323	93,498	1985
WILMINGTON, DE	337,500	21,971	219,800	139,671	359,471	67,605	1985
SOUTH PORTLAND, ME	176,700	6,938	115,100	68,538	183,638	30,432	1985
LEWISTON, ME	341,900	89,500	222,400	209,000	431,400	135,741	1985
PORTLAND, ME	325,400	42,652	211,900	156,152	368,052	75,836	1985
BIDDEFORD, ME	723,100	8,009	470,900	260,209	731,109	108,049	1985
SACO, ME	204,006	37,173	150,694	90,485	241,179	90,114	1986
SANFORD, ME	265,523	9,178	201,316	73,385	274,701	73,385	1986
WESTBROOK, ME	93,345	193,654	50,431	236,568	286,999	183,037	1986
WISCASSET, ME	156,587	33,455	90,837	99,205	190,042	99,205	1986
AUBURN, ME	105,908	77,928	105,908	77,928	183,836	77,601	1986
SOUTH PORTLAND, ME	180,689	84,980	110,689	154,980	265,669	154,980	1986
LEWISTON, ME	180,338	62,629	101,338	141,629	242,967	139,111	1986
N. WINDHAM, ME	161,365	53,923	86,365	128,923	215,288	128,821	1986
BALTIMORE, MD	474,100	176,067	308,700	341,467	650,167	184,102	1985
RANDALLSTOWN, MD	590,600	33,594	384,600	239,594	624,194	115,308	1985
EMMITSBURG, MD	146,949	73,613	101,949	118,613	220,562	118,329	1986
MILFORD, MA	0	214,331	0	214,331	214,331	152,272	1985
AGAWAM, MA	209,555	63,621	136,000	137,176	273,176	90,178	1985
S. WEYMOUTH, MA	211,891	44,893	256,784	0	256,784	0	1985
WESTFIELD, MA	289,580	38,615	188,400	139,795	328,195	78,033	1985
WEST ROXBURY, MA	490,200	23,134	319,200	194,134	513,334	86,390	1985
MAYNARD, MA	735,200	12,714	478,800	269,114	747,914	112,319	1985
GARDNER, MA	1,008,400	73,740	656,700	425,440	1,082,140	200,084	1985
STOUGHTON, MA	775,300	34,554	504,900	304,954	809,854	137,171	1985
ARLINGTON, MA	518,300	27,906	337,500	208,706	546,206	99,273	1985
METHUEN, MA	379,664	64,941	245,900	198,705	444,605	116,115	1985
BELMONT, MA	301,300	27,938	196,200	133,038	329,238	67,344	1985
RANDOLPH, MA	743,200	25,069	484,000	284,269	768,269	125,105	1985
ROCKLAND, MA	534,300	23,616	347,900	210,016	557,916	96,333	1985
WATERTOWN, MA	357,500	296,588	321,030	333,058	654,088	197,122	1985
READING, MA	261,100	12,829	170,000	103,929	273,929	44,769	1985
WEYMOUTH, MA	643,297	36,516	418,600	261,213	679,813	119,745	1985
DEDHAM, MA	225,824	19,150	125,824	119,150	244,974	118,351	1987
HINGHAM, MA	352,606	22,484	242,520	132,570	375,090	130,255	1989
ASHLAND, MA	606,700	17,424	395,100	229,024	624,124	96,857	1985
WOBURN, MA	507,600	294,303	507,600	294,303	801,903	129,000	1985
BELMONT, MA	389,700	28,871	253,800	164,771	418,571	80,726	1985
HYDE PARK, MA	499,175	29,673	321,800	207,048	528,848	101,350	1985
EVERETT, MA	269,500	190,931	269,500	190,931	460,431	103,753	1985
PITTSFIELD, MA	281,200	51,100	183,100	149,200	332,300	87,970	1985

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
NORTH ATTLEBORO, MA	662,900	16,549	431,700	247,749	679,449	106,452	1985
WORCESTER, MA	497,642	67,806	321,800	243,648	565,448	138,914	1985
NEW BEDFORD, MA	522,300	18,274	340,100	200,474	540,574	88,047	1985
TAUNTON, MA	0	180,724	0	180,724	180,724	118,691	1989
FALL RIVER, MA	859,800	24,423	559,900	324,323	884,223	139,814	1985
WORCESTER, MA	385,600	21,339	251,100	155,839	406,939	73,507	1985
WEBSTER, MA	1,012,400	67,645	659,300	420,745	1,080,045	203,525	1985
CLINTON, MA	586,600	52,725	382,000	257,325	639,325	128,062	1985
FOXBOROUGH, MA	426,593	34,403	325,000	135,996	460,996	124,783	1990
CLINTON, MA	385,600	95,698	251,100	230,198	481,298	145,527	1985
HYANNIS, MA	650,800	42,552	423,800	269,552	693,352	132,239	1985
HOLYOKE, MA	329,500	38,345	214,600	153,245	367,845	80,041	1985
NEWTON, MA	691,000	42,832	450,000	283,832	733,832	130,224	1985
FALMOUTH, MA	519,382	43,841	458,461	104,762	563,223	103,129	1988
METHUEN, MA	490,200	16,282	319,200	187,282	506,482	83,917	1985
ROCKLAND, MA	578,600	185,285	376,800	387,085	763,885	216,740	1985
WILLIAMSTOWN, MA	221,000	54,948	143,900	132,048	275,948	77,536	1985
FAIRHAVEN, MA	725,500	48,828	470,900	303,428	774,328	147,575	1985
BELLINGHAM, MA	734,189	132,725	476,200	390,714	866,914	224,156	1985
NEW BEDFORD, MA	482,275	95,553	293,000	284,828	577,828	182,477	1985
SEEKONK, MA	1,072,700	29,112	698,500	403,312	1,101,812	171,357	1985
WALPOLE, MA	449,900	20,586	293,000	177,486	470,486	78,299	1985
NORTH ANDOVER, MA	393,700	220,132	256,400	357,432	613,832	205,831	1985
LOWELL, MA	360,949	83,674	200,949	243,674	444,623	243,331	1985
AUBURN, MA	175,048	30,890	125,048	80,890	205,938	80,470	1986
METHUEN, MA	147,330	188,059	50,731	284,658	335,389	229,856	1986
IPSWICH, MA	138,918	46,831	95,718	90,031	185,749	85,915	1986
SALISBURY, MA	119,698	59,615	80,598	98,715	179,313	87,098	1986
BEVERLY, MA	275,000	150,741	175,000	250,741	425,741	205,226	1986
BILLERICA, MA	400,000	135,809	250,000	285,809	535,809	265,887	1986
HAVERHILL, MA	400,000	17,182	225,000	192,182	417,182	191,770	1986
CHATHAM, MA	275,000	197,302	175,000	297,302	472,302	227,858	1986
HARWICH, MA	225,000	12,044	150,000	87,044	237,044	83,739	1986
IPSWICH, MA	275,000	19,161	150,000	144,161	294,161	141,987	1986
LEOMINSTER, MA	185,040	49,592	85,040	149,592	234,632	146,588	1986
LOWELL, MA	375,000	175,969	250,000	300,969	550,969	233,578	1986
METHUEN, MA	300,000	50,861	150,000	200,861	350,861	198,550	1986
ORLEANS, MA	260,000	37,637	185,000	112,637	297,637	107,535	1986
PEABODY, MA	400,000	200,363	275,000	325,363	600,363	273,557	1986
QUINCY, MA	200,000	36,112	125,000	111,112	236,112	108,978	1986
REVERE, MA	250,000	193,854	150,000	293,854	443,854	239,912	1986
SALEM, MA	275,000	25,393	175,000	125,393	300,393	123,409	1986
TEWKSBURY, MA	125,000	90,338	75,000	140,338	215,338	130,275	1986
FALMOUTH, MA	150,000	322,942	75,000	397,942	472,942	295,831	1986
WEST YARMOUTH, MA	225,000	33,165	125,000	133,165	258,165	131,942	1986
WESTFORD, MA	275,000	196,493	175,000	296,493	471,493	230,007	1986
WOBURN, MA	350,000	45,681	200,000	195,681	395,681	193,094	1986
YARMOUTHPORT, MA	300,000	26,940	150,000	176,940	326,940	176,897	1986
BRIDGEWATER, MA	190,360	36,762	140,000	87,122	227,122	78,503	1987
STOUGHTON, MA	0	235,794	0	235,794	235,794	165,889	1990
WORCESTER, MA	476,102	174,233	309,466	340,869	650,335	150,230	1991
AUBURN, MA	369,306	27,792	240,049	157,049	397,098	48,054	1991
BARRE, MA	535,614	163,028	348,149	350,493	698,642	143,387	1991
WORCESTER, MA	275,866	11,674	179,313	108,227	287,540	29,617	1992
BROCKTON, MA	275,866	194,619	179,313	291,172	470,485	152,098	1991
CLINTON, MA	177,978	29,790	115,686	92,082	207,768	39,617	1992
WORCESTER, MA	167,745	275,852	167,745	275,852	443,597	141,828	1991
DUDLEY, MA	302,563	141,993	196,666	247,890	444,556	99,104	1991
FITCHBURG, MA	311,808	16,384	202,675	125,517	328,192	35,863	1991
FRANKLIN, MA	253,619	18,437	164,852	107,204	272,056	33,963	1988
WORCESTER, MA	342,608	11,101	222,695	131,014	353,709	32,342	1991
HYANNIS, MA	222,472	7,282	144,607	85,147	229,754	21,774	1991
LEOMINSTER, MA	195,776	177,454	127,254	245,976	373,230	135,790	1991
WORCESTER, MA	231,372	157,356	150,392	238,336	388,728	125,499	1991
NORTHBOROUGH, MA	404,900	18,353	263,185	160,068	423,253	42,252	1993
WEST BOYLSTON, MA	311,808	28,937	202,675	138,070	340,745	47,350	1991
WORCESTER, MA	186,877	33,510	121,470	98,917	220,387	43,262	1993
SOUTH YARMOUTH, MA	275,866	49,961	179,313	146,514	325,827	58,853	1991

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
STERLING, MA	476,102	165,998	309,466	332,634	642,100	140,385	1991
SUTTON, MA	714,159	187,355	464,203	437,311	901,514	178,639	1993
WORCESTER, MA	275,866	150,472	179,313	247,025	426,338	122,489	1991
FRAMINGHAM, MA	297,568	203,147	193,419	307,296	500,715	162,645	1992
UPTON, MA	428,498	24,611	278,524	174,585	453,109	51,559	1991
WESTBOROUGH, MA	311,808	205,994	202,675	315,127	517,802	164,212	1991
HARWICHPORT, MA	382,653	173,989	248,724	307,918	556,642	142,447	1991
WORCESTER, MA	547,283	205,733	355,734	397,282	753,016	175,606	1991
WORCESTER, MA	978,880	191,413	636,272	534,021	1,170,293	191,712	1991
FITCHBURG, MA	390,276	216,589	253,679	353,186	606,865	168,435	1992
WORCESTER, MA	146,832	140,589	95,441	191,980	287,421	105,553	1991
LEICESTER, MA	266,968	197,898	173,529	291,337	464,866	143,391	1991
NORTH GRAFTON, MA	244,720	35,136	159,068	120,788	279,856	47,057	1991
SOUTHBRIDGE, MA	249,169	62,205	161,960	149,414	311,374	76,057	1993
OXFORD, MA	293,664	9,098	190,882	111,880	302,762	27,870	1993
WORCESTER, MA	284,765	45,285	185,097	144,953	330,050	61,940	1991
ATHOL, MA	164,629	22,016	107,009	79,636	186,645	30,681	1991
FITCHBURG, MA	142,383	194,291	92,549	244,125	336,674	131,522	1992
WORCESTER, MA	271,417	183,331	176,421	278,327	454,748	142,805	1991
ORANGE, MA	476,102	4,015	309,466	170,651	480,117	35,118	1991
FRAMINGHAM, MA	400,449	22,280	260,294	162,435	422,729	46,805	1991
MILFORD, MA	0	262,436	0	262,436	262,436	165,639	1991
JONESBORO, AR	2,985,267	(0)	330,322	2,654,945	2,985,267	82,636	2007
BELLFLOWER, CA	1,369,511	0	910,252	459,259	1,369,511	18,475	2007
BENICIA, CA	2,223,362	0	1,057,519	1,165,843	2,223,362	48,980	2007
COACHELLA, CA	2,234,957	0	1,216,646	1,018,312	2,234,957	39,892	2007
EL CAJON, CA	1,292,114	0	779,828	512,286	1,292,114	18,202	2007
FILLMORE, CA	1,354,113	0	950,061	404,052	1,354,113	16,194	2007
HESPERIA, CA	1,643,449	0	849,352	794,097	1,643,449	29,426	2007
LA PALMA, CA	1,971,592	0	1,389,383	582,210	1,971,592	22,969	2007
POWAY, CA	1,439,021	(0)	0	1,439,021	1,439,021	49,057	2007
SAN DIMAS, CA	1,941,008	0	749,066	1,191,942	1,941,008	40,519	2007
HALEIWA, HI	1,521,648	0	1,058,124	463,524	1,521,648	22,980	2007
HONOLULU, HI	1,538,997	0	1,219,217	319,780	1,538,997	12,409	2007
HONOLULU, HI	1,768,878	0	1,192,216	576,662	1,768,878	20,605	2007
HONOLULU, HI	1,070,141	0	980,680	89,460	1,070,141	37,570	2007
HONOLULU, HI	9,210,707	0	8,193,984	1,016,724	9,210,707	20,249	2007
KANEOHE, HI	1,977,671	0	1,473,275	504,396	1,977,671	22,566	2007
KANEOHE, HI	1,363,901	0	821,691	542,210	1,363,901	40,450	2007
WAIANAE, HI	1,996,811	0	870,775	1,126,036	1,996,811	31,160	2007
WAIANAE, HI	1,520,144	0	648,273	871,871	1,520,144	51,895	2007
WAIPAHU, HI	2,458,592	0	945,327	1,513,264	2,458,592	10,298	2007
COTTAGE HILLS, IL	249,419	0	26,199	223,220	249,419	17,430	2007
FAIRVIEW HEIGHTS, IL	516,564	0	78,440	438,124	516,564	53,815	2007
BALTIMORE, MD	2,258,897	0	721,876	1,537,022	2,258,897	30,091	2007
BALTIMORE, MD	802,414	0	0	802,414	802,414	35,331	2007
ELLICOTT CITY, MD	895,049	(0)	0	895,049	895,049	4,845	2007
KERNERSVILLE, NC	296,770	0	72,777	223,994	296,770	13,473	2007
KERNERSVILLE, NC	638,633	0	338,386	300,247	638,633	15,326	2007
KERNERSVILLE, NC	608,441	0	250,505	357,936	608,441	7,544	2007
LEXINGTON, NC	204,139	0	43,311	160,828	204,139	14,942	2007
MADISON, NC	420,878	0	45,705	375,174	420,878	8,353	2007
NEW BERN, NC	349,946	0	190,389	159,557	349,946	12,136	2007
TAYLORSVILLE, NC	422,809	0	134,188	288,621	422,809	16,955	2007
WALKERTOWN, NC	844,749	0	488,239	356,509	844,749	29,706	2007
WALNUT COVE, NC	1,140,945	0	513,565	627,380	1,140,945	20,862	2007
WINSTON SALEM, NC	696,397	0	251,987	444,410	696,397	55,487	2007
BELFIELD, ND	1,232,010	0	381,909	850,101	1,232,010	51,326	2007
ALLENSTOWN, NH	1,787,116	0	466,994	1,320,122	1,787,116	44,110	2007
BEDFORD, NH	2,301,297	0	1,271,171	1,030,126	2,301,297	49,673	2007
HOOKSETT, NH	1,561,628	0	823,915	737,712	1,561,628	7,376	2007
ARLINGTON, TX	182,460	0	30,425	152,035	182,460	56,042	2007
AUSTIN, TX	2,368,425	0	738,210	1,630,215	2,368,425	9,128	2007
AUSTIN, TX	462,233	0	274,300	187,933	462,233	66,614	2007
AUSTIN, TX	3,510,062	0	1,594,536	1,915,526	3,510,062	12,513	2007
BEDFORD, TX	353,047	0	112,953	240,094	353,047	5,320	2007
CEDAR PARK, TX	178,507	0	42,091	136,415	178,507	47,574	2007
FT WORTH, TX	2,114,924	0	866,062	1,248,863	2,114,924	82,635	2007

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
HARKER HEIGHTS, TX	2,051,704	0	588,320	1,463,384	2,051,704	47,587	2007
HOUSTON, TX	1,688,904	0	223,664	1,465,240	1,688,904	55,171	2007
KELLER, TX	2,506,573	0	996,029	1,510,544	2,506,573	15,901	2007
MIDLOTHIAN, TX	429,142	0	71,970	357,172	429,142	7,631	2007
N RICHLAND HILLS, TX	314,246	0	125,745	188,501	314,246	57,205	2007
SAN MARCOS, TX	1,953,653	0	250,739	1,702,914	1,953,653	44,482	2007
TEMPLE, TX	2,405,953	0	1,215,488	1,190,465	2,405,953	128,630	2007
THE COLONY, TX	4,395,696	0	337,083	4,058,613	4,395,696	112,315	2007
WACO, TX	3,884,407	0	894,356	2,990,051	3,884,407	0	2007
BROOKLAND, AR	1,464,270	0	728,895	735,375	1,464,270	0	2007
JONESBORO, AR	823,651	0	415,065	408,586	823,651	0	2007
MANCHESTER, NH	261,100	36,404	170,000	127,504	297,504	63,143	1985
CONCORD, NH	233,400	68,292	151,700	149,992	301,692	94,660	1985
DERRY, NH	417,988	16,295	157,988	276,295	434,283	275,383	1987
PLAISTOW, NH	300,406	117,924	244,694	173,636	418,330	161,170	1987
SOMERSWORTH, NH	180,800	60,497	117,700	123,597	241,297	66,973	1985
SALEM, NH	743,200	19,847	484,000	279,047	763,047	119,181	1985
LONDONDERRY, NH	703,100	31,092	457,900	276,292	734,192	125,534	1985
ROCHESTER, NH	972,200	12,775	633,100	351,875	984,975	145,320	1985
HAMPTON, NH	193,103	26,449	135,598	83,954	219,552	83,126	1986
MERRIMACK, NH	151,993	205,823	100,598	257,218	357,816	186,246	1986
NASHUA, NH	197,142	219,639	155,837	260,944	416,781	186,170	1986
PELHAM, NH	169,182	53,497	136,077	86,602	222,679	78,739	1986
PEMBROKE, NH	138,492	174,777	100,837	212,432	313,269	146,548	1986
ROCHESTER, NH	179,717	208,103	100,000	287,820	387,820	222,817	1986
SOMERSWORTH, NH	210,805	15,012	157,520	68,297	225,817	68,087	1986
EXETER, NH	113,285	149,265	65,000	197,550	262,550	184,266	1986
CANDIA, NH	130,000	184,004	80,000	234,004	314,004	227,283	1986
EPPING, NH	170,000	131,403	120,000	181,403	301,403	156,038	1986
EPSOM, NH	220,000	96,022	155,000	161,022	316,022	142,210	1986
EXETER, NH	160,000	44,343	105,000	99,343	204,343	81,290	1986
MILFORD, NH	190,000	41,689	115,000	116,689	231,689	111,379	1986
PORTSMOUTH, NH	235,000	20,257	150,000	105,257	255,257	104,908	1986
PORTSMOUTH, NH	225,000	228,704	125,000	328,704	453,704	250,704	1986
SALEM, NH	450,000	47,484	350,000	147,484	497,484	139,467	1986
SEABROOK, NH	199,780	19,102	124,780	94,102	218,882	93,771	1986
PELHAM, NH	0	234,915	0	234,915	234,915	126,282	1996
MCAFEE, NJ	670,900	15,711	436,900	249,711	686,611	106,303	1985
HAMBURG, NJ	598,600	22,121	389,800	230,921	620,721	103,605	1985
WEST MILFORD, NJ	502,200	31,918	327,000	207,118	534,118	101,316	1985
LIVINGSTON, NJ	871,800	30,003	567,700	334,103	901,803	148,221	1985
TRENTON, NJ	373,600	9,572	243,300	139,872	383,172	60,035	1985
WILLINGBORO, NJ	425,800	29,928	277,300	178,428	455,728	88,834	1985
BAYONNE, NJ	341,500	18,947	222,400	138,047	360,447	65,048	1985
CRANFORD, NJ	342,666	29,222	222,400	149,488	371,888	75,974	1985
NUTLEY, NJ	0	512,504	329,248	183,256	512,504	11,710	1986
TRENTON, NJ	466,100	13,987	303,500	176,587	480,087	77,513	1985
WALL TOWNSHIP, NJ	336,441	55,709	121,441	270,709	392,150	264,586	1986
UNION, NJ	490,200	41,361	319,200	212,361	531,561	104,300	1985
CRANBURY, NJ	606,700	31,467	395,100	243,067	638,167	113,748	1985
HILLSIDE, NJ	225,000	31,552	150,000	106,552	256,552	102,065	1987
SPOTSWOOD, NJ	466,675	69,036	303,500	232,211	535,711	132,757	1985
LONG BRANCH, NJ	514,300	22,951	334,900	202,351	537,251	94,114	1985
ELIZABETH, NJ	405,800	18,881	264,300	160,381	424,681	73,580	1985
BELLEVILLE, NJ	397,700	39,410	259,000	178,110	437,110	92,370	1985
NEPTUNE CITY, NJ	269,600	0	175,600	94,000	269,600	37,288	1985
BASKING RIDGE, NJ	362,172	32,960	200,000	195,132	395,132	120,995	1986
DEPTFORD, NJ	281,200	24,745	183,100	122,845	305,945	62,030	1985
CHERRY HILL, NJ	357,500	13,879	232,800	138,579	371,379	62,344	1985
SEWELL, NJ	551,912	48,485	355,712	244,685	600,397	120,516	1985
FLEMINGTON, NJ	546,742	17,494	346,342	217,894	564,236	94,514	1985
BLACKWOOD, NJ	401,700	36,736	261,600	176,836	438,436	92,221	1985
TRENTON, NJ	684,650	33,275	444,800	273,125	717,925	127,943	1985
LODI, NJ	0	1,037,440	587,823	449,617	1,037,440	131,554	1988
EAST ORANGE, NJ	421,508	37,977	272,100	187,385	459,485	98,297	1985
FREEHOLD, NJ	240,642	0	1	240,641	240,642	165,998	1995
BELMAR, NJ	630,800	22,371	410,800	242,371	653,171	108,363	1985
MOORESTOWN, NJ	470,100	27,064	306,100	191,064	497,164	91,827	1985

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
SPRING LAKE, NJ	345,500	42,194	225,000	162,694	387,694	83,836	1985
HILLTOP, NJ	329,500	16,758	214,600	131,658	346,258	61,058	1985
CLIFTON, NJ	301,518	6,413	150,000	157,931	307,931	95,301	1987
SEWELL, NJ	405,800	12,338	264,300	153,838	418,138	67,412	1985
FRANKLIN TWP., NJ	683,000	30,257	444,800	268,457	713,257	123,970	1985
FLEMINGTON, NJ	708,160	33,072	460,500	280,732	741,232	125,538	1985
CLEMENTON, NJ	562,500	27,581	366,300	223,781	590,081	104,615	1985
ASBURY PARK, NJ	418,966	18,038	272,100	164,904	437,004	76,999	1985
MIDLAND PARK, NJ	201,012	4,080	150,000	55,092	205,092	46,337	1989
PATERSON, NJ	619,548	16,765	402,900	233,413	636,313	102,021	1985
FREEHOLD, NJ	450,300	7,822	293,200	164,922	458,122	69,162	1985
OCEAN CITY, NJ	843,700	113,162	549,400	407,462	956,862	228,346	1985
WHITING, NJ	447,199	3,519	167,090	283,628	450,718	282,621	1989
HILLSBOROUGH, NJ	237,122	7,729	100,000	144,851	244,851	62,123	1985
PRINCETON, NJ	703,100	40,615	457,900	285,815	743,715	136,481	1985
NEPTUNE, NJ	455,726	39,090	293,000	201,816	494,816	101,673	1985
NEWARK, NJ	3,086,592	164,432	2,005,800	1,245,224	3,251,024	593,711	1985
OAKHURST, NJ	225,608	46,405	100,608	171,405	272,013	168,165	1985
BELLEVILLE, NJ	215,468	38,163	149,237	104,394	253,631	102,702	1986
PINE HILL, NJ	190,568	39,918	115,568	114,918	230,486	111,478	1986
TUCKERTON, NJ	224,387	132,864	131,018	226,233	357,251	220,876	1987
WEST DEPTFORD, NJ	245,450	50,295	151,053	144,692	295,745	141,520	1987
ATCO, NJ	153,159	85,853	131,766	107,246	239,012	106,731	1987
SOMERVILLE, NJ	252,717	254,230	200,500	306,447	506,947	181,360	1987
CINNAMINSON, NJ	326,501	24,931	176,501	174,931	351,432	172,103	1987
RIDGEFIELD PARK, NJ	273,549	0	150,000	123,549	273,549	80,437	1997
BRICK, NJ	1,507,684	0	1,000,000	507,684	1,507,684	221,418	2000
LAKE HOPATCONG, NJ	1,305,034	0	800,000	505,034	1,305,034	271,025	2000
BERGENFIELD, NJ	381,590	36,271	300,000	117,861	417,861	113,596	1990
ORANGE, NJ	281,200	24,573	183,100	122,673	305,773	62,409	1985
BLOOMFIELD, NJ	695,000	21,021	452,600	263,421	716,021	117,174	1985
IRVINGTON, NJ	271,200	79,011	176,600	173,611	350,211	111,024	1985
UNION, NJ	441,900	36,198	287,800	190,298	478,098	190,298	1985
SCOTCH PLAINS, NJ	331,063	14,455	214,600	130,918	345,518	60,832	1985
NUTLEY, NJ	433,800	48,677	282,500	199,977	482,477	106,576	1985
PLAINFIELD, NJ	470,100	29,975	306,100	193,975	500,075	91,060	1985
MOUNTAINSIDE, NJ	664,100	31,620	431,700	264,020	695,720	119,615	1985
WATCHUNG, NJ	449,900	20,339	293,000	177,239	470,239	80,555	1985
GREEN VILLAGE, NJ	277,900	44,471	127,900	194,471	322,371	189,818	1985
IRVINGTON, NJ	409,700	54,841	266,800	197,741	464,541	111,152	1985
JERSEY CITY, NJ	438,000	51,856	285,200	204,656	489,856	108,711	1985
BLOOMFIELD, NJ	441,900	32,951	287,800	187,051	474,851	93,201	1985
DOVER, NJ	606,700	30,153	395,100	241,753	636,853	111,484	1985
PARLIN, NJ	441,900	29,075	287,800	183,175	470,975	89,365	1985
UNION CITY, NJ	799,500	3,440	520,600	282,340	802,940	114,071	1985
COLONIA, NJ	253,100	3,395	164,800	91,695	256,495	38,422	1985
NORTH BERGEN, NJ	629,527	81,006	409,527	301,006	710,533	163,304	1985
WAYNE, NJ	490,200	21,766	319,200	192,766	511,966	88,452	1985
HASBROUCK HEIGHTS, NJ	639,648	19,648	416,000	243,296	659,296	105,940	1985
COLONIA, NJ	952,200	74,451	620,100	406,551	1,026,651	200,994	1985
OLD BRIDGE, NJ	319,521	24,445	204,621	139,345	343,966	69,135	1985
RIDGEWOOD, NJ	703,100	36,959	457,900	282,159	740,059	129,312	1985
HAWTHORNE, NJ	245,100	10,967	159,600	96,467	256,067	44,883	1985
WAYNE, NJ	474,100	42,926	308,700	208,326	517,026	108,075	1985
WASHINGTON TOWNSHIP, NJ	912,000	21,261	593,900	339,361	933,261	145,679	1985
PARAMUS, NJ	381,700	42,394	248,600	175,494	424,094	94,653	1985
JERSEY CITY, NJ	401,700	43,808	261,600	183,908	445,508	98,845	1985
FORT LEE, NJ	1,245,500	39,408	811,100	473,808	1,284,908	208,941	1985
AUDUBON, NJ	421,800	12,949	274,700	160,049	434,749	70,911	1985
TRENTON, NJ	337,500	69,461	219,800	187,161	406,961	115,775	1985
STRATFORD, NJ	215,597	0	1	215,596	215,597	191,217	1995
MAGNOLIA, NJ	329,500	26,488	214,600	141,388	355,988	72,066	1985
BEVERLY, NJ	470,100	24,003	306,100	188,003	494,103	86,611	1985
PISCATAWAY, NJ	269,200	28,232	175,300	122,132	297,432	64,047	1985
WEST ORANGE, NJ	799,500	34,733	520,600	313,633	834,233	145,142	1985
ROCKVILLE CENTRE, NY	350,325	315,779	201,400	464,704	666,104	333,404	1985
GLENDALE, NY	368,625	159,763	235,500	292,888	528,388	164,085	1985
BELLAIRE, NY	329,500	73,358	214,600	188,258	402,858	104,052	1985

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
BROOKLYN, NY	0	178,082	0	178,082	178,082	116,130	1987
BAYSIDE, NY	245,100	202,833	159,600	288,333	447,933	171,703	1985
YONKERS, NY	153,184	67,266	76,592	143,858	220,450	73,903	1987
DOBBS FERRY, NY	670,575	33,706	434,300	269,981	704,281	124,906	1985
NORTH MERRICK, NY	510,350	141,506	332,200	319,656	651,856	170,400	1985
GREAT NECK, NY	500,000	24,468	450,000	74,468	524,468	74,284	1985
GLEN HEAD, NY	462,468	45,355	300,900	206,923	507,823	108,753	1985
GARDEN CITY, NY	361,600	33,774	235,500	159,874	395,374	82,285	1985
HEWLETT, NY	490,200	85,618	319,200	256,618	575,818	114,549	1985
EAST HILLS, NY	241,613	21,070	241,613	21,070	262,683	19,995	1986
YONKERS, NY	111,300	80,000	65,000	126,300	191,300	112,853	1988
LEVITTOWN, NY	502,757	42,113	327,000	217,870	544,870	109,778	1985
LEVITTOWN, NY	546,400	113,057	355,800	303,657	659,457	151,007	1985
ST. ALBANS, NY	329,500	87,250	214,600	202,150	416,750	121,235	1985
RIDGEWOOD, NY	278,372	38,578	277,606	39,344	316,950	19,802	1986
BROOKLYN, NY	626,700	282,677	408,100	501,277	909,377	300,696	1985
BROOKLYN, NY	476,816	272,765	306,100	443,481	749,581	261,880	1985
SYOSSET, NY	139,686	37,407	65,982	111,111	177,093	106,979	1986
SEAFORD, NY	325,400	83,257	211,900	196,757	408,657	90,507	1985
BAYSIDE, NY	470,100	246,576	306,100	410,576	716,676	227,317	1985
BAY SHORE, NY	188,900	26,286	123,000	92,186	215,186	50,237	1985
ELMONT, NY	360,056	90,633	224,156	226,533	450,689	105,777	1985
WHITE PLAINS, NY	258,600	60,120	164,800	153,920	318,720	88,839	1985
SCARSDALE, NY	257,100	102,632	167,400	192,332	359,732	118,409	1985
EASTCHESTER, NY	614,700	34,500	400,300	248,900	649,200	117,693	1985
NEW ROCHELLE, NY	337,500	51,741	219,800	169,441	389,241	89,557	1985
BROOKLYN, NY	421,800	270,436	274,700	417,536	692,236	248,018	1985
COMMACK, NY	321,400	25,659	209,300	137,759	347,059	69,284	1985
SAG HARBOR, NY	703,600	36,012	458,200	281,412	739,612	133,256	1985
EAST HAMPTON, NY	659,127	39,313	427,827	270,613	698,440	126,359	1985
MASTIC, NY	313,400	110,180	204,100	219,480	423,580	153,537	1985
BRONX, NY	390,200	329,357	251,100	468,457	719,557	271,990	1985
YONKERS, NY	1,020,400	61,875	664,500	417,775	1,082,275	196,754	1985
GLENVILLE, NY	343,723	98,299	219,800	222,222	442,022	137,127	1985
YONKERS, NY	202,826	42,877	144,000	101,703	245,703	80,342	1986
MINEOLA, NY	341,500	34,411	222,400	153,511	375,911	80,015	1985
ALBANY, NY	404,888	104,378	261,600	247,666	509,266	158,087	1985
LONG ISLAND CITY, NY	1,646,307	259,443	1,071,500	834,250	1,905,750	483,474	1985
ALBANY, NY	142,312	36,831	91,600	87,543	179,143	57,208	1985
RENSSELAER, NY	1,653,500	514,444	1,076,800	1,091,144	2,167,944	743,203	1985
RENSSELAER, NY	683,781	0	286,504	397,277	683,781	65,950	2004
PORT JEFFERSON, NY	400,725	63,743	259,000	205,468	464,468	118,132	1985
SALT POINT, NY	0	554,243	301,775	252,468	554,243	83,157	1987
ROTTERDAM, NY	140,600	100,399	91,600	149,399	240,999	109,050	1985
OSSINING, NY	231,100	44,049	149,200	125,949	275,149	71,434	1985
ELLENVILLE, NY	233,000	53,690	151,700	134,990	286,690	81,071	1985
CHATHAM, NY	349,133	131,805	225,000	255,938	480,938	167,990	1985
HYDE PARK, NY	253,100	12,015	164,800	100,315	265,115	46,416	1985
SHRUB OAK, NY	1,060,700	81,807	690,700	451,807	1,142,507	220,728	1985
NEW YORK, NY	0	229,435	0	229,435	229,435	179,060	1985
BROOKLYN, NY	237,100	125,067	154,400	207,767	362,167	114,625	1985
STATEN ISLAND, NY	301,300	288,603	196,200	393,703	589,903	244,179	1985
STATEN ISLAND, NY	357,904	39,588	230,300	167,192	397,492	89,898	1985
STATEN ISLAND, NY	349,500	176,590	227,600	298,490	526,090	174,146	1985
BRONX, NY	93,817	120,396	67,200	147,013	214,213	118,146	1985
BRONX, NY	104,130	360,410	90,000	374,540	464,540	288,051	1985
OZONE PARK, NY	0	193,968	0	193,968	193,968	120,319	1986
PELHAM MANOR, NY	136,791	78,987	75,000	140,778	215,778	135,817	1985
EAST MEADOW, NY	425,000	86,005	325,000	186,005	511,005	140,863	1986
STATEN ISLAND, NY	389,700	88,922	253,800	224,822	478,622	138,535	1985
MERRICK, NY	477,498	77,925	240,764	314,659	555,423	129,461	1987
MASSAPEQUA, NY	333,400	53,696	217,100	169,996	387,096	98,405	1985
TROY, NY	225,000	60,569	146,500	139,069	285,569	80,289	1985
BALDWIN, NY	290,923	5,007	151,280	144,650	295,930	52,805	1986
NEW YORK, NY	0	605,891	0	605,891	605,891	389,383	1986
MIDDLETOWN, NY	751,200	166,411	489,200	428,411	917,611	205,679	1985
OCEANSIDE, NY	313,400	88,863	204,100	198,163	402,263	92,775	1985
WANTAGH, NY	261,814	85,758	175,000	172,572	347,572	117,708	1985

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
NORTHPORT, NY	241,100	33,036	157,000	117,136	274,136	65,628	1985
BALLSTON, NY	160,000	134,021	110,000	184,021	294,021	180,262	1986
BALLSTON SPA, NY	210,000	105,073	100,000	215,073	315,073	209,354	1986
COLONIE, NY	245,150	28,322	120,150	153,322	273,472	148,916	1986
DELMAR, NY	150,000	42,478	70,000	122,478	192,478	117,419	1986
ELLENVILLE, NY	170,000	72,869	70,000	172,869	242,869	159,204	1986
FORT EDWARD, NY	225,000	65,739	150,000	140,739	290,739	136,285	1986
QUEENSBURY, NY	225,000	105,592	165,000	165,592	330,592	159,252	1986
GLOVERSVILLE, NY	200,000	52,696	100,000	152,696	252,696	147,926	1986
HALFMOON, NY	415,000	205,598	228,100	392,498	620,598	377,964	1986
HANCOCK, NY	100,000	109,470	50,000	159,470	209,470	153,140	1986
HYDE PARK, NY	300,000	59,198	175,000	184,198	359,198	177,320	1986
LATHAM, NY	275,000	68,160	150,000	193,160	343,160	184,790	1986
MALTA, NY	190,000	91,726	65,000	216,726	281,726	207,573	1986
MILLERTON, NY	175,000	123,063	100,000	198,063	298,063	181,344	1986
NEW WINDSOR, NY	150,000	94,791	75,000	169,791	244,791	153,305	1986
NISKAYUNA, NY	425,000	35,421	275,000	185,421	460,421	179,119	1986
PLEASANT VALLEY, NY	398,497	115,129	240,000	273,626	513,626	206,528	1986
POUGHKEEPSIE, NY	250,000	82,485	150,000	182,485	332,485	168,976	1986
POUGHKEEPSIE, NY	175,000	0	175,000	0	175,000	0	1986
QUEENSBURY, NY	230,000	65,245	155,000	140,245	295,245	131,790	1986
ROTTERDAM, NY	132,287	166,077	1	298,363	298,364	233,582	1995
SCHENECTADY, NY	225,000	298,103	150,000	373,103	523,103	365,765	1986
S. GLENS FALLS, NY	325,000	58,892	225,000	158,892	383,892	158,892	1986
TROY, NY	175,000	65,690	75,000	165,690	240,690	155,310	1986
HUDSON FALLS, NY	190,000	55,750	65,000	180,750	245,750	172,503	1986
ALBANY, NY	206,620	87,949	81,620	212,949	294,569	205,153	1986
NEWBURGH, NY	430,766	25,850	150,000	306,616	456,616	295,848	1989
RHINEBECK, NY	203,658	0	101,829	101,829	203,658	2,376	2007
PORT EWEN, NY	657,147	0	176,924	480,223	657,147	11,963	2007
CATSKILL, NY	404,988	0	354,365	50,623	404,988	2,025	2007
CATSKILL, NY	321,446	0	125,000	196,446	321,446	35,872	2004
CATSKILL, NY	104,447	99,076	203,523	0	203,523	0	1989
HUDSON, NY	303,741	126,379	151,871	278,249	430,120	126,094	1989
SAUGERTIES, NY	328,668	63,983	328,668	63,983	392,651	59,976	1988
GREENVILLE, NY	77,153	105,325	77,152	105,326	182,478	97,911	1989
QUARRYVILLE, NY	35,917	168,199	35,916	168,200	204,116	159,600	1988
MENANDS, NY	150,580	60,563	49,999	161,144	211,143	145,399	1988
BREWSTER, NY	302,564	44,393	142,564	204,393	346,957	199,534	1988
VALATIE, NY	165,590	394,981	90,829	469,742	560,571	397,496	1989
CAIRO, NY	191,928	142,895	46,650	288,173	334,823	277,752	1988
RED HOOK, NY	0	226,787	0	226,787	226,787	218,159	1991
WEST TAGHKANIC, NY	202,750	117,540	121,650	198,640	320,290	131,203	1986
RAVENA, NY	0	199,900	0	199,900	199,900	190,640	1991
SAYVILLE, NY	528,225	0	300,000	228,225	528,225	85,965	1998
WANTAGH, NY	640,680	0	370,200	270,480	640,680	101,878	1998
CENTRAL ISLIP, NY	572,244	0	357,500	214,744	572,244	80,777	1998
FLUSHING, NY	516,110	0	320,125	195,985	516,110	73,650	1998
NORTH LINDENHURST, NY	341,530	0	192,000	149,530	341,530	56,237	1998
WYANDANCH, NY	453,131	0	279,500	173,631	453,131	65,252	1998
NEW ROCHELLE, NY	415,180	0	251,875	163,305	415,180	61,180	1998
FLORAL PARK, NY	616,700	0	356,400	260,300	616,700	97,916	1998
RIVERHEAD, NY	723,346	0	431,700	291,646	723,346	109,708	1998
AMHERST, NY	223,009	0	173,451	49,558	223,009	26,689	2000
BUFFALO, NY	312,426	0	150,888	161,538	312,426	65,591	2000
GRAND ISLAND, NY	350,849	0	247,348	103,501	350,849	49,835	2000
HAMBURG, NY	294,031	0	163,906	130,125	294,031	43,808	2000
LACKAWANNA, NY	250,030	0	129,870	120,160	250,030	50,543	2000
LEWISTON, NY	205,000	0	125,000	80,000	205,000	26,933	2000
TONAWANDA, NY	189,296	0	147,122	42,174	189,296	14,199	2000
TONAWANDA, NY	304,762	11,493	211,337	104,918	316,255	35,324	2000
WEST SENECA, NY	257,142	0	184,385	72,757	257,142	24,500	2000
WILLIAMSVILLE, NY	211,972	0	176,643	35,329	211,972	11,893	2000
ALFRED STATION , NY	714,108	0	414,108	300,000	714,108	22,000	2006
AVOCA, NY	935,543	0	634,543	301,000	935,543	22,000	2006
BATAVIA, NY	684,279	0	364,279	320,000	684,279	23,467	2006
BYRON, NY	969,117	0	669,117	300,000	969,117	22,000	2006
CASTILE, NY	307,196	0	132,196	175,000	307,196	12,833	2006

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
CHURCHVILLE, NY	1,011,381	0	601,381	410,000	1,011,381	30,067	2006
EAST PEMBROKE, NY	787,465	0	537,465	250,000	787,465	18,333	2006
FRIENDSHIP, NY	392,517	0	42,517	350,000	392,517	25,667	2006
NAPLES , NY	1,257,487	0	827,487	430,000	1,257,487	31,533	2006
ROCHESTER , NY	559,049	0	159,049	400,000	559,049	29,333	2006
PERRY , NY	1,443,847	0	1,043,847	400,000	1,443,847	29,333	2006
PRATTSBURG , NY	553,136	0	303,136	250,000	553,136	18,333	2006
SAVONA , NY	1,314,135	0	964,136	349,999	1,314,135	25,667	2006
WARSAW , NY	990,259	0	690,259	300,000	990,259	22,000	2006
WELLSVILLE, NY	247,281	0	0	247,281	247,281	18,134	2006
ROCHESTER , NY	823,031	0	273,031	550,000	823,031	40,722	2006
PHILADELPHIA, PA	687,000	25,017	447,400	264,617	712,017	117,343	1985
PHILADELPHIA, PA	237,100	205,495	154,400	288,195	442,595	167,882	1985
ALLENTOWN, PA	357,500	76,385	232,800	201,085	433,885	101,980	1985
NORRISTOWN, PA	241,300	78,419	157,100	162,619	319,719	83,151	1985
BRYN MAWR, PA	221,000	59,832	143,900	136,932	280,832	85,216	1985
CONSHOHOCKEN, PA	261,100	77,885	170,000	168,985	338,985	104,642	1985
PHILADELPHIA, PA	281,200	34,285	183,100	132,385	315,485	71,000	1985
HUNTINGDON VALLEY, PA	421,800	36,439	274,700	183,539	458,239	92,731	1985
FEASTERVILLE, PA	510,200	160,144	332,200	338,144	670,344	204,281	1985
PHILADELPHIA, PA	285,200	65,498	185,700	164,998	350,698	99,044	1985
PHILADELPHIA, PA	289,300	50,010	188,400	150,910	339,310	87,342	1985
PHILADELPHIA, PA	405,800	221,269	264,300	362,769	627,069	231,421	1985
PHILADELPHIA, PA	417,800	210,406	272,100	356,106	628,206	192,146	1985
PHILADELPHIA, PA	369,600	276,720	240,700	405,620	646,320	255,950	1985
HATBORO, PA	285,200	61,979	185,700	161,479	347,179	99,185	1985
HAVERTOWN, PA	402,000	22,660	253,800	170,860	424,660	88,868	1985
MEDIA, PA	326,195	24,082	191,000	159,277	350,277	97,062	1985
PHILADELPHIA, PA	389,700	28,006	253,800	163,906	417,706	81,213	1985
MILMONT PARK, PA	343,093	32,840	222,400	153,533	375,933	80,830	1985
PHILADELPHIA, PA	341,500	224,647	222,400	343,747	566,147	197,907	1985
ALDAN, PA	281,200	45,539	183,100	143,639	326,739	78,959	1985
BRISTOL, PA	430,500	82,981	280,000	233,481	513,481	137,045	1985
TREVOSE, PA	215,214	16,382	150,000	81,596	231,596	67,072	1987
HAVERTOWN, PA	265,200	24,500	172,700	117,000	289,700	57,984	1985
ABINGTON, PA	309,300	43,696	201,400	151,596	352,996	83,283	1985
HATBORO, PA	289,300	61,371	188,400	162,271	350,671	97,395	1985
CLIFTON HGTS., PA	428,201	63,403	256,400	235,204	491,604	149,320	1985
ALDAN, PA	433,800	21,152	282,500	172,452	454,952	79,483	1985
SHARON HILL, PA	411,057	39,574	266,800	183,831	450,631	96,659	1985
MEDIA, PA	474,100	5,055	308,700	170,455	479,155	70,665	1985
ROSLYN, PA	349,500	173,661	227,600	295,561	523,161	210,173	1985
CLIFTON HGTS, PA	213,000	46,824	138,700	121,124	259,824	72,485	1985
PHILADELPHIA, PA	369,600	273,642	240,700	402,542	643,242	276,600	1985
MORRISVILLE, PA	377,600	33,522	245,900	165,222	411,122	84,476	1985
PHILADELPHIA, PA	302,999	220,313	181,497	341,815	523,312	273,401	1985
PHOENIXVILLE, PA	413,800	17,561	269,500	161,861	431,361	74,314	1985
LANGHORNE, PA	122,202	69,328	50,000	141,530	191,530	93,449	1987
POTTSTOWN, PA	430,000	48,854	280,000	198,854	478,854	107,257	1985
BOYERTOWN, PA	233,000	5,373	151,700	86,673	238,373	37,623	1985
QUAKERTOWN, PA	379,111	89,812	243,300	225,623	468,923	137,701	1985
SOUDERTON, PA	381,700	172,170	248,600	305,270	553,870	182,449	1985
LANSDALE, PA	243,844	200,458	243,844	200,458	444,302	111,180	1985
FURLONG, PA	175,300	151,150	175,300	151,150	326,450	92,940	1985
DOYLESTOWN, PA	405,800	32,659	264,300	174,159	438,459	87,227	1985
WEST CHESTER, PA	421,800	21,935	274,700	169,035	443,735	79,713	1985
NORRISTOWN, PA	175,300	120,786	175,300	120,786	296,086	62,548	1985
TRAPPE, PA	377,600	44,509	245,900	176,209	422,109	96,131	1985
GETTYSBURG, PA	157,602	28,530	67,602	118,530	186,132	117,711	1986
PARADISE, PA	132,295	151,188	102,295	181,188	283,483	132,120	1986
LINWOOD, PA	171,518	22,371	102,968	90,921	193,889	88,662	1987
YORK, PA	0	401,771	152,470	249,301	401,771	36,942	1987
READING, PA	750,000	49,125	0	799,125	799,125	787,082	1989
ELKINS PARK, PA	275,171	17,524	200,000	92,695	292,695	90,724	1990
NEW OXFORD, PA	1,044,707	13,500	18,687	1,039,520	1,058,207	730,286	1996
HANOVER, PA	108,435	417,763	108,435	417,763	526,198	410,513	1958
GLEN ROCK, PA	20,442	166,633	20,442	166,633	187,075	141,233	1961
BOILING SPRINGS, PA	14,792	167,641	14,792	167,641	182,433	147,865	1961

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
NORTH KINGSTOWN, RI	211,835	25,971	89,135	148,671	237,806	146,390	1985
MIDDLETOWN, RI	306,710	16,364	176,710	146,364	323,074	145,060	1987
WARWICK, RI	376,563	39,933	205,889	210,607	416,496	208,051	1989
PROVIDENCE, RI	231,372	191,647	150,392	272,627	423,019	125,730	1991
EAST PROVIDENCE, RI	2,297,435	568,241	1,495,700	1,369,976	2,865,676	591,659	1985
ASHAWAY, RI	618,609	0	402,096	216,513	618,609	27,427	2004
EAST PROVIDENCE, RI	309,950	49,546	202,050	157,446	359,496	88,276	1985
PAWTUCKET, RI	212,775	161,188	118,860	255,103	373,963	212,262	1986
WARWICK, RI	434,752	24,730	266,800	192,682	459,482	106,213	1985
CRANSTON, RI	466,100	12,576	303,500	175,176	478,676	76,401	1985
PAWTUCKET, RI	237,100	2,990	154,400	85,690	240,090	35,795	1985
BARRINGTON, RI	490,200	213,866	319,200	384,866	704,066	249,214	1985
WARWICK, RI	253,100	34,400	164,800	122,700	287,500	66,005	1985
N. PROVIDENCE, RI	542,400	61,717	353,200	250,917	604,117	135,833	1985
EAST PROVIDENCE, RI	486,675	13,947	316,600	184,022	500,622	80,534	1985
WAKEFIELD, RI	413,800	39,616	269,500	183,916	453,416	86,973	1985
EPHRATA, PA	183,477	96,937	136,809	143,605	280,414	117,077	1990
DOUGLASSVILLE, PA	178,488	23,321	154,738	47,071	201,809	44,648	1990
POTTSVILLE, PA	162,402	82,769	43,471	201,700	245,171	183,693	1990
POTTSVILLE, PA	451,360	19,361	147,740	322,981	470,721	314,869	1990
LANCASTER, PA	208,677	24,347	78,254	154,770	233,024	154,770	1989
BETHLEHEM, PA	208,677	42,927	130,423	121,181	251,604	118,613	1989
EASTON, PA	113,086	199,385	0	312,471	312,471	261,192	1989
LANCASTER, PA	642,000	17,993	300,000	359,993	659,993	359,993	1989
HAMBURG, PA	219,280	75,745	130,423	164,602	295,025	151,403	1989
READING, PA	182,592	82,812	104,338	161,066	265,404	141,779	1989
MOUNTVILLE, PA	195,635	19,506	78,254	136,887	215,141	136,887	1989
EBENEZER, PA	147,058	88,474	68,804	166,728	235,532	139,668	1989
INTERCOURSE, PA	311,503	81,287	157,801	234,989	392,790	92,191	1989
REINHOLDS, PA	176,520	83,686	82,017	178,189	260,206	147,727	1989
COLUMBIA, PA	225,906	13,206	75,000	164,112	239,112	134,143	1989
OXFORD, PA	191,449	118,321	65,212	244,558	309,770	211,165	1989
POTTSTOWN, PA	166,236	16,010	71,631	110,615	182,246	91,562	1989
EPHRATA, PA	208,604	52,826	30,000	231,430	261,430	163,225	1989
ROBESONIA, PA	225,913	102,802	70,000	258,715	328,715	216,202	1989
KENHORST, PA	143,466	94,592	65,212	172,846	238,058	149,426	1989
NEFFSVILLE, PA	234,761	45,637	91,296	189,102	280,398	184,238	1989
LEOLA, PA	262,890	102,007	131,189	233,708	364,897	95,993	1989
EPHRATA, PA	187,843	9,400	65,212	132,031	197,243	130,986	1989
SHREWSBURY, PA	132,993	126,898	52,832	207,059	259,891	169,482	1989
RED LION, PA	221,719	29,788	52,169	199,338	251,507	197,132	1989
READING, PA	129,284	137,863	65,352	201,795	267,147	158,467	1989
ROTHSVILLE, PA	169,550	25,188	52,169	142,569	194,738	142,569	1989
HANOVER, PA	231,028	13,252	70,000	174,280	244,280	151,242	1989
LANCASTER, PA	156,507	19,215	52,169	123,553	175,722	123,553	1989
HARRISBURG, PA	399,016	347,590	198,740	547,866	746,606	328,749	1989
ADAMSTOWN, PA	213,424	108,844	100,000	222,268	322,268	158,974	1989
LANCASTER, PA	308,964	83,443	104,338	288,069	392,407	267,364	1989
NEW HOLLAND, PA	313,015	106,839	143,465	276,389	419,854	247,086	1989
CHRISTIANA, PA	182,593	11,178	65,212	128,559	193,771	128,559	1989
WYOMISSING HILLS, PA	319,320	113,176	76,074	356,422	432,496	327,995	1989
LAURELDALE, PA	262,079	15,550	86,941	190,688	277,629	187,206	1989
REIFFTON, PA	338,250	5,295	43,470	300,075	343,545	300,075	1989
W.READING, PA	790,432	68,726	387,641	471,517	859,158	459,081	1989
ARENDTSVILLE, PA	173,759	101,020	32,603	242,176	274,779	215,783	1989
MOHNTON, PA	317,228	56,374	66,425	307,177	373,602	288,539	1989
MCCONNELLSBURG, PA	155,367	145,616	69,915	231,068	300,983	122,379	1989
ROANOKE, VA	91,281	206,221	0	297,502	297,502	216,994	1990
RICHMOND, VA	120,818	167,895	0	288,713	288,713	232,390	1990
CHESAPEAKE, VA	1,184,759	32,132	604,983	611,908	1,216,891	108,518	1990
PORTSMOUTH, VA	562,255	17,106	221,610	357,751	579,361	352,536	1990
NORFOLK, VA	534,910	6,050	310,630	230,330	540,960	230,330	1990
CHESAPEAKE, VA	883,685	26,247	325,508	584,424	909,932	577,725	1990
ASHLAND, VA	0	839,997	839,997	0	839,997	0	2005
FARMVILLE, VA	0	1,226,505	621,505	605,000	1,226,505	66,550	2005
FREDERICKSBURG, VA	0	1,279,280	469,280	810,000	1,279,280	89,100	2005
FREDERICKSBURG, VA	0	1,715,914	995,914	720,000	1,715,914	79,200	2005
FREDERICKSBURG, VA	0	1,289,425	798,444	490,981	1,289,425	74,338	2005

	Initial Cost	Cost	Gross Amount at Which				Date of
	of Leasehold	Capitalized	Carried at Close of Period				Initial
	or Acquisition	Subsequent					Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment (1)	Land	Improvements	Total	Depreciation (2)	Investment (1)
FREDERICKSBURG, VA	0	3,623,228	2,828,228	795,000	3,623,228	87,450	2005
GLEN ALLEN, VA	0	1,036,585	411,585	625,000	1,036,585	68,750	2005
GLEN ALLEN, VA	0	1,077,402	322,402	755,000	1,077,402	83,050	2005
KING GEORGE, VA	0	293,638	293,638	0	293,638	0	2005
KING WILLIAM, VA	0	1,687,540	1,067,540	620,000	1,687,540	68,200	2005
MECHANICSVILLE, VA	0	1,124,769	504,769	620,000	1,124,769	68,200	2005
MECHANICSVILLE, VA	0	902,892	272,892	630,000	902,892	69,300	2005
MECHANICSVILLE, VA	0	1,476,043	876,043	600,000	1,476,043	66,000	2005
MECHANICSVILLE, VA	0	957,418	324,158	633,260	957,418	104,887	2005
MECHANICSVILLE, VA	0	193,088	193,088	0	193,088	0	2005
MECHANICSVILLE, VA	0	1,677,065	1,157,065	520,000	1,677,065	57,200	2005
MECHANICSVILLE, VA	0	1,042,870	222,870	820,000	1,042,870	90,200	2005
MONTPELIER, VA	0	2,480,686	1,725,686	755,000	2,480,686	83,050	2005
PETERSBURG, VA	0	1,441,374	816,374	625,000	1,441,374	68,750	2005
RICHMOND, VA	0	1,131,878	546,878	585,000	1,131,878	64,350	2005
RUTHER GLEN, VA	0	466,341	31,341	435,000	466,341	47,850	2005
SANDSTON, VA	0	721,651	101,651	620,000	721,651	68,200	2005
SPOTSYLVANIA, VA	0	1,290,239	490,239	800,000	1,290,239	88,000	2005
CHESAPEAKE, VA	1,026,115	7,149	407,026	626,238	1,033,264	624,350	1990
BENNINGTON, VT	309,300	154,480	201,400	262,380	463,780	137,045	1985
JACKSONVILLE, FL	559,514	0	296,434	263,080	559,514	88,568	2000
JACKSONVILLE, FL	485,514	0	388,434	97,080	485,514	32,681	2000
JACKSONVILLE, FL	196,764	0	114,434	82,330	196,764	27,716	2000
JACKSONVILLE, FL	201,477	0	117,907	83,570	201,477	28,136	2000
JACKSONVILLE, FL	545,314	0	256,434	288,880	545,314	97,254	2000
ORLANDO, FL	867,515	0	401,435	466,080	867,515	156,911	2000
Miscellaneous Investments	9,742,674	14,270,203	5,479,775	18,533,101	24,012,877	16,394,187

	$362,770,408	$111,483,960	$222,193,997	$252,060,371	$474,254,368	$122,465,302

(1)	Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which the company purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2)	Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from sixteen to twenty-five years for buildings and improvements, or the term of the lease if shorter. Leasehold interests are amortized over the remaining term of the underlying lease. (3) The aggregate cost for federal income tax purposes was approximately $372,633,000 at December 31, 2007.

EXHIBIT INDEX
GETTY REALTY CORP.
Annual Report on Form 10-K
for the year ended December 31, 2007

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization and Merger, dated as of December 16, 1997 (the “Merger Agreement”) by and among Getty Realty Corp., Power Test Investors Limited Partnership and CLS General Partnership Corp.	Filed as Exhibit 2.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix A To the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.	Filed as Exhibit 3.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix D. to the Joint Proxy/Prospectus that is a part thereof, and incorporated herein by reference.

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.3 to Company’s Annual Report On Form 10-K for the year ended December 31, 2002 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation of Holdings, filed August 1, 2001.	Filed as Exhibit 99.2 to Company’s Current Report on Form 8-K dated August 1, 2001(File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.	Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No.333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (amended and restated as of September 19, 1996), adopted by the Company on December 16, 1997.	Filed as Exhibit 10.2(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997. (File No. 1-8059) and incorporated herein by reference.

10.1(a)*	Retirement and Profit Sharing (amended and restated as of January 1, 2002), adopted by the Company on September 3, 2002.	Filed as Exhibit 10.1(a) to Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30, 1998.	Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3	Asset Purchase Agreement among Power Test Corp. (now known as Getty Properties Corp.), Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of December 21, 1984.	Filed as Exhibit 2(a) to the Current Report on Form 8-K of Power Test Corp., filed February 19, 1985 (File No. 1-8059) and incorporated herein by reference.

10.4	Assignment of Trademark Registrations	(a)

EXHIBIT NO.	DESCRIPTION
10.5*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.6*	Supplemental Retirement Plan for Executives of the Company (then known as Getty Petroleum Corp.) and Participating Subsidiaries (adopted by the Company on December 16, 1997).	Filed as Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1990 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.7*	Form of Agreement dated December 9, 1994 between Getty Petroleum Corp. and its non-director officers and certain key employees regarding compensation upon change in control.	Filed as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.8*	Form of Agreement dated as of March 7, 1996 amending Agreement dated as of December 9, 1994 between Getty Petroleum Corp. (now known as Getty Properties Corp.) and its non-director officers and certain key employees regarding compensation upon change in control (See Exhibit 10.11).	Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.9*	Form of letter from Getty Petroleum Corp. dated April 8, 1997, confirming that a change of control event had occurred pursuant to the change of control agreements. (See Exhibits 10.7 and 10.8).	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated herein by reference.

10.10*	Form of Agreement dated March 9, 1998, from the Company to certain officers and key employees, adopting the prior change of control agreements, as amended, and further amending those agreements. (See Exhibits 10.7, 10.8 and 10.9).	Filed as Exhibit 10.20 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 001-13777) and incorporated and incorporated herein by reference.

10.11	Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.	Filed as Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.12	Form of Tax Sharing Agreement between Getty Petroleum Corp (now known as Getty. Properties Corp.) and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.13*	Form of Stock Option Reformation Agreement made and entered into as of March 21, 1997 by and between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-8059) of Getty Petroleum Corp. and incorporated herein by reference.

10.14	Consolidated, Amended and Restated Master Lease Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.21(a) to Company’s Quarterly Report on Form 10-Q dated December 15, 2000 (File No. 001-13777) and incorporated herein by reference.

10.15	Environmental Indemnity Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.30 to Company’s Quarterly Report on Form 10-Q dated December 15, 2000 (File No. 001-13777) and incorporated herein by reference.

10.17	Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.23(a) to Company’s Quarterly Report on Form 10-Q dated December 15, 2000 (File No. 001-13777) and incorporated herein by reference.

10.18	Trademark License Agreement, dated November 2, 2000, between Getty™ Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.23(b) to Company’s Quarterly Report on Form 10-Q dated December 15, 2000 (File No. 001-13777) and incorporated herein by reference.

10.19*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Appendix B to the Definitive Proxy Statement of Getty Realty Corp., filed April 9, 2004 (File No. 001-13777) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.19.1*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.20.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-13777) and incorporated herein by reference.

10.20 **	Contract for Sale and Purchase between Getty Properties Corp. and various subsidiaries of Trustreet Properties, Inc. dated as of February 6, 2007.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13777) and incorporated herein by reference.

10.21	Senior Unsecured Credit Agreement dated as of March 27, 2007 with J. P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 (File No. 001-13777) and incorporated herein by reference.

10.22*	Severance Agreement and General Release by and between Getty Realty Corp. and Andrew M. Smith effective October 31, 2007 and dated November 13, 2007.	Filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K filed November 14, 2007 (File No. 001-13777) and incorporated herein by reference.

13	Annual Report to Shareholders for the fiscal year ended December 31, 2007.	(c)

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 14 to Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

(a)	Filed herewith
(b)	Furnished herewith. These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c)	With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 2007 is not deemed to be filed as part of this Annual Report on Form 10-K or incorporated therein.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp.
(Registrant)
By: /s/ Thomas J. Stirnweis

Thomas J. Stirnweis,
Vice President, Treasurer and
Chief Financial Officer
March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Leo Liebowitz	By: /s/ Thomas J. Stirnweis

Leo Liebowitz	Thomas J. Stirnweis
Chairman, Chief Executive	Vice President, Treasurer and
Officer and Director	Chief Financial Officer
(Principal Executive	(Principal Financial and
Officer)	Accounting Officer)
March 17, 2008	March 17, 2008

By: /s/ Milton Cooper	By: /s/ Philip E. Coviello

Milton Cooper	Philip E. Coviello
Director	Director
March 17, 2008	March 17, 2008

By: /s/ David Driscoll	By: /s/ Howard Safenowitz

David Driscoll	Howard Safenowitz
Director	Director
March 17, 2008	March 17, 2008