Form 10-Q
period 2008-03-31
GETTY REALTY CORP /MD/
filed 2008-05-12
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “larger accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]    Accelerated Filer [X]    Non-Accelerated Filer [   ]    Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

Registrant had outstanding 24,765,615 shares of Common Stock, par value $.01 per share, as of May 1, 2008.

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
Assets:	2008	2007

Real Estate:
Land	$221,581	$222,194
Buildings and improvements	254,388	252,060
	475,969	474,254
Less – accumulated depreciation and amortization	(124,697)	(122,465)
Real estate, net	351,272	351,789
Deferred rent receivable (net of allowance of $10,438 as of March 31, 2008 and $10,494 as of December 31, 2007)	25,354	24,915
Cash and cash equivalents	271	2,071
Recoveries from state underground storage tank funds, net	4,639	4,652
Mortgages and accounts receivable, net	1,451	1,473
Prepaid expenses and other assets	10,587	12,011
Total assets	$393,574	$396,911

Liabilities and Shareholders' Equity:

Debt	$129,750	$132,500
Environmental remediation costs	18,001	18,523
Dividends payable	11,545	11,534
Accounts payable and accrued expenses	23,650	22,176
Total liabilities	182,946	184,733
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,765,615 at March 31, 2008 and 24,765,065 at December 31, 2007	248	248
Paid-in capital	258,809	258,734
Dividends paid in excess of earnings	(44,679)	(44,505)
Accumulated other comprehensive loss	(3,750)	(2,299)
Total shareholders' equity	210,628	212,178
Total liabilities and shareholders' equity	$393,574	$396,911

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues from rental properties	$20,330	$17,813

Operating expenses:
Rental property expenses	2,420	2,418
Environmental expenses, net	787	959
General and administrative expenses	1,641	1,453
Depreciation and amortization expense	2,805	1,852
Total expenses	7,653	6,682

Operating income	12,677	11,131

Other income, net	247	115
Interest expense	(1,989)	(964)
Net earnings from continuing operations	10,935	10,282

Discontinued operations:
Earnings from operating activities	23	155
Gains on dispositions of real estate	413	-
Earnings from discontinued operations	436	155
Net earnings	$11,371	$10,437

Basic earnings per common share:
Earnings from continuing operations	$.44	$.42
Earnings from discontinued operations	$.02	$.01
Net earnings	$.46	$.42

Diluted earnings per common share:
Earnings from continuing operations	$.44	$.41
Earnings from discontinued operations	$.02	$.01
Net earnings	$.46	$.42

Weighted- average shares outstanding:
Basic	24,765	24,765
Stock options and restricted stock units	19	20
Diluted	24,784	24,785

Dividends declared per share	$.465	$.455

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007

Net earnings	$11,371	$10,437
Other comprehensive loss:
Net unrealized loss on interest rate swap	(1,451)	(185)
Comprehensive income	$9,920	$10,252

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$11,371	$10,437
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	2,813	1,865
Deferred rental revenue	(439)	(482)
Gain on dispositions of real estate	(547)	(46)
Amortization of above-market and below-market leases	(201)	-
Accretion expense	166	167
Stock-based employee compensation expense	66	54
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	101	(6)
Mortgages and accounts receivable, net	(12)	189
Prepaid expenses and other assets	(55)	192
Environmental remediation costs	(776)	(418)
Accounts payable and accrued expenses	123	(1,195)
Net cash flow provided by operating activities	12,610	10,757

Cash flows from investing activities:
Property acquisitions and capital expenditures	(3,118)	(80,494)
Proceeds from dispositions of real estate	1,491	148
Collection of mortgages receivable, net	34	164
Decrease in cash held for property acquisitions	1,459	296
Net cash flow used in investing activities	(134)	(79,886)

Cash flows from financing activities:
Borrowings under credit agreement, net	(2,750)	81,500
Cash dividends paid	(11,534)	(11,284)
Credit agreement origination costs	-	(844)
Repayment of mortgages payable, net	-	(8)
Proceeds from stock options exercised	9	-
Net cash flow provided by (used in) financing activities	(14,275)	69,364

Net increase (decrease) in cash and cash equivalents	(1,799)	235
Cash and cash equivalents at beginning of period	2,071	1,195

Cash and cash equivalents at end of period	$272	$1,430

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$2,072	$1,579
Income taxes, net	199	174
Recoveries from state underground storage tank funds	(180)	(511)
Environmental remediation costs	867	1,366

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General:
Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. The Company manages and evaluates its operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, and income taxes.

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2008 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2007 have been reclassified to discontinued operations to conform to the 2008 presentation. Discontinued operations for the quarter ended March 31, 2008 are primarily comprised of gains or losses from property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three months ended March 31, 2008 and 2007.

Unaudited, Interim Financial Statements: The consolidated financial statements are unaudited but, in the Company’s opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 generally applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007, except that the effective date for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis may be deferred to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in January 2008 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

2. Leases:

The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois and North Dakota.

As of March 31, 2008, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred and eighty properties under an amended and restated Master Lease Agreement (the “Master Lease”) and ten properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

3. Commitments and Contingencies:

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and federal agency discount notes.

As of March 31, 2008, the Company leased eight hundred ninety of its one thousand eighty-four properties on a long-term net basis to Marketing under the Marketing Leases (see footnote 2). A substantial portion of the Company’s revenues (76% for the three months ended March 31, 2008), are derived from the Marketing Leases. Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or the Company’s relationship with Marketing, may have a material adverse effect on the Company. Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Even though Marketing is a wholly-owned subsidiary of Lukoil, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil will continue to provide credit enhancement or additional capital to Marketing in the future. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants, and are therefore materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through May 2008, although there is no assurance that it will continue to do so.

The Company has periodically discussed with representatives of Marketing potential modifications to the Marketing Leases and in the course of such discussions Marketing has proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to the Company, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to the Company for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). In light of these developments, and the continued deterioration in Marketing’s annual financial performance,  the Company intends to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. Following any such modification, the Company intends either to relet or sell those locations and reinvest the proceeds in new properties. Any such modification would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what its recourse may be, whether the Marketing Leases are modified or not.

Representatives of Marketing have also indicated to the Company that they are considering significant changes to Marketing’s business model. The Company intends to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from the Company or to divest a composition of properties different from the properties comprising the Subject Properties, it is the Company’s intention to cooperate with Marketing in accomplishing those objectives to the extent that it is prudent for the Company to do so by seeking replacement tenants or buyers for the properties subject to the Marketing Leases, either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties, in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with the Company’s intention to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, the Company can not reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, the Company relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

Accordingly, the Company has reserved $10,438,000 and $10,494,000 as of March 31, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing (which represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates). Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced the Company’s net earnings but did not impact the Company’s cash flow from operating activities. The Company did not provide a deferred rent receivable reserve related to the Remaining Properties since, based on the Company’s assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to the Remaining Properties of $22,515,000 as of March 31, 2008 and that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. The Company anticipates that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although the Company adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, the Company believes that no impairment charge was necessary for the Subject Properties as of March 31, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not significant.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them.  Additionally, the Company is required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations or if the Company’s assumptions regarding the ultimate allocation methods and share of responsibility that it used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of March 31, 2008 or December 31, 2007.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, or as circumstances change, the conclusions reached by the Company relating to (i) recoverability of the deferred rent receivable for the Remaining Properties, (ii) potential impairment of the Subject Properties and, (iii) Marketing’s ability to pay the Marketing Environmental Liabilities may change. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in adjustments to the amounts recorded for these assets and liabilities. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable at a later time, (ii) record an impairment charge related to the Subject Properties, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the proposed modification of the Marketing Leases or other factors.

The Company cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification to the Marketing Leases discussed above. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company accrues for such liabilities; if the Company is unable to relet or sell the properties subject to the Marketing Leases; or if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is obligated to pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of March 31, 2008 and December 31, 2007 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of March 31, 2008 and December 31, 2007, the Company had accrued $2,482,000 and $2,575,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. Marketing is responsible for such costs under the terms of the Master Lease but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. In addition, Marketing has denied liability and refused the Company’s tender for defense and indemnification for another legal proceeding. The Company has filed third party claims against Marketing in both proceedings. It is  possible that the Company’s assumption that Marketing will be ultimately responsible for the claim may change, which may result in the Company providing an accrual for these matters.

In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection that the Company is one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. Additionally, the Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the New Jersey Department of Environmental Protection and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

From October 2003 through March 2008, the Company was notified that the Company was made party to fifty cases, in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. Certain of the named defendants have preliminary agreed to settle the cases as pertains to them, but a number of named defendants, including the Company, remain involved in the cases. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2008 and December 31, 2007, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $219,000 and $310,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the three months ended March 31, 2008 include, in general and administrative expenses, credits of $72,000 for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4. Credit and Interest Rate Swap Agreements

As of March 31, 2008, borrowings under the Credit Agreement, described below, were $129,750,000, bearing interest at a weighted-average effective interest rate of 4.9% per annum.

The Company has a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio, as defined in the Credit Agreement. Based on the Company’s leverage ratio as of March 31, 2008, the applicable margin is 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.

Subject to the terms of the Credit Agreement, the Company has the option to increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000, subject to approval by the Bank Syndicate, and/or extend the term of the Credit Agreement for one additional year. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company’s ability to incur debt, pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on the Company’s business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

The Company has a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As of March 31, 2008, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

The Company entered into the Swap Agreement with a major financial institution, designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the  Swap Agreement’s inception and as of March 31, 2008 and December 31, 2007, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the three months ended March 31, 2008 or 2007 representing the hedge’s ineffectiveness. At March 31 2008 and December 31, 2007, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $3,750,000 and $2,299,000, respectively. For the three months ended March 31, 2008 and 2007, the Company has recorded the loss in fair value of the Swap Agreement related to the effective portion of the interest rate contract totaling $1,451,000 and $185,000, respectively, in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The accumulated comprehensive loss will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The valuation of the Swap Agreement is determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. As of March 31, 2008, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.

5. Environmental Expenses

The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. The Company seeks reimbursement from state UST remediation funds related to these environmental expenses where available.

The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants based on the tenants’ history of paying such obligations and/or their financial ability to pay their share of such costs.

Of the eight hundred ninety properties leased to Marketing as of March 31, 2008, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at two hundred two retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company is required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2008, the Company had regulatory approval for remediation action plans in place for two hundred sixty-one (93%) of the two hundred eighty properties for which it continues to retain environmental responsibility and the remaining nineteen properties (7%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at thirty properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $178,000 and $598,000 for the three months ended March 31 2008 and 2007, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of March 31, 2008 and December 31, 2007 and 2006, the Company had accrued $18,001,000, $18,523,000 and $17,201,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2008 and December 31, 2007 and 2006, the Company had also recorded $4,639,000, $4,652,000 and $3,845,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,871,000 and $13,356,000 as of December 31, 2007 and 2006, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $166,000 and $167,000 of net accretion expense, substantially all of which is included in environmental expenses for the three months ended March 31, 2008 and 2007, respectively.

In view of the uncertainties associated with environmental expenditures, contingencies related to Marketing and the Marketing Leases and contingencies related to other parties, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by the Company. See footnote 3 for contingencies related to Marketing and the Marketing Leases. Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company’s financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

6.  Shareholders’ Equity

A summary of the changes in shareholders' equity for the three months ended March 31, 2008 is as follows (in thousands, except share amounts):

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2007	24,765,065	$248	$258,734	$(44,505)	$(2,299)	$212,178
Net earnings				11,371		11,371
Dividends				(11,545)		(11,545)
Stock-based employee compensation expense	50		66			66
Net unrealized loss on interest rate swap					(1,451)	(1,451)
Stock issued	500	-	9			9
Balance, March 31,2008	24,765,615	$248	$258,809	$(44,679)	$(3,750)	$210,628

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2008 or December 31, 2007.

7.  Acquisitions

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

The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2007 has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired which was derived from the consolidated books and records of Trustreet. The unaudited pro forma condensed consolidated financial information assumes that the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from (i) the straight-lining of scheduled rent increases; and (ii) the net amortization of the intangible assets relating to above-market leases and intangible liabilities relating to below-market leases over the remaining lease terms which average eleven years and (b) depreciation and amortization adjustments resulting from (i) the depreciation of real estate assets over their useful lives which average seventeen years and (ii) the amortization of intangible assets relating to leases in place over the remaining lease terms. The following unaudited pro forma condensed consolidated financial information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition.

The unaudited pro forma condensed financial information for the three months ended March 31, 2007 is not indicative of the results of operations that would have been achieved had the acquisition from Trustreet reflected herein been consummated on the dates indicated or that will be achieved in the future and is as follows (in thousands, except share amounts):

Revenues	$20,695

Net earnings	$10,891

Net earnings per share
Basic	$0.44
Diluted	$0.44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2007, and “Part I, Item 1. Financial Statements.”

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year.

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of March 31, 2008, we leased eight hundred ninety of our one thousand eighty-four properties on a long-term basis under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and supplemental leases for ten properties with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”) to our primary tenant, Getty Petroleum Marketing Inc. (“Marketing”), which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate their convenience stores, automotive repair service or other businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. For information regarding factors that could adversely affect us relating to Marketing, or our other lessees, see “Part I, Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.

Developments Related to Marketing and the Marketing Leases

A substantial portion of our revenues (76% for the three months ended March 31, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on us. Through May 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil will continue to provide credit enhancement or additional capital to Marketing in the future.

In accordance with generally accepted accounting principles (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when payment is due. We have recorded the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.

We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and in the course of such discussions Marketing has proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), we intend to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. Following any such modification, we intend either to relet the Subject Properties or to sell the Subject Properties and reinvest the proceeds in new properties. Any such modification would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if or when the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. We intend to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties, it is our intention to cooperate with Marketing in accomplishing those objectives to the extent that it is prudent for us to do so by seeking replacement tenants or buyers for the properties subject to the Marketing Leases, either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our intention to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we can not reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

Accordingly, we have reserved $10.4 million and $10.5 million as of March 31, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing (which represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates). Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced our net earnings and our funds from operations but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” below. We did not provide a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.5 million as of March 31, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of March 31, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not significant.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we are required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of March 31, 2008 or December 31, 2007.

Should our assessments, assumptions and beliefs prove to be incorrect, or as circumstances change, the conclusions we reached relating to (i) recoverability of the deferred rent receivable for the Remaining Properties, (ii) potential impairment of the Subject Properties, and (iii) Marketing’s ability to pay the Marketing Environmental Liabilities may change. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in adjustments to the amounts recorded for these assets and liabilities. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable at a later time, (ii) record an impairment charge related to the Subject Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the proposed modification of the Marketing Leases or other factors.

We periodically receive and review Marketing’s financial statements and other financial data. We receive this information from Marketing pursuant to the terms of Master Lease. Certain of this information is not publicly available and Marketing contends that the terms of the Master Lease prohibit us from including this financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. As we had previously disclosed in our filings with the Securities and Exchange Commission (“SEC”), the financial performance of Marketing has been significantly deteriorating as compared to Marketing’s financial performance for prior annual periods that were previously presented in our filings with the SEC. Marketing’s current financial data is not publicly available. Any financial data of Marketing that we were able to provide in our periodic reports was publicly available and was derived from the financial data provided by Marketing, and neither we nor our auditors were involved with the preparation of such data, and as a result, we cannot provide any assurance thereon. Additionally, our auditors were not engaged to review or audit such data. You should not rely on the selected balance sheet data or operating data related to prior years that was previously presented in our filings as representative of Marketing’s current financial condition or current results of operations.

We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification to the Marketing Leases discussed above. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to relet or sell the properties subject to the Marketing Leases; or if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

Unresolved Staff Comment

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

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately eight hundred independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could relet these properties to the existing subtenants who operate their convenience stores, automotive repair services or other businesses at our properties, or to others, at market rents although we cannot accurately predict if, when, or on what terms, such properties would be re-let or sold. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are unable to resolve this outstanding comment.

We do not believe that offers or sales of our securities made pursuant to existing registration statements that did not or do not contain the financial statements of Marketing constitute, by reason of such omission, a violation of the Securities Act of 1933, as amended, or the Exchange Act. Additionally, we believe that if there ultimately is a determination that such offers or sales, by reason of such omission, resulted in a violation of those securities laws, we would not have any material liability as a consequence of any such determination.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by generally accepted accounting principles (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations), extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. GAAP net earnings and FFO may also include income tax benefits recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue, net amortization of above-market and below-market leases and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases, rental revenue from acquired in-place leases and our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with generally accepted accounting principles and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. FFO and AFFO are reconciled to net earnings in Selected Financial Data.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net earnings	$11,371	$10,437

Depreciation and amortization of real estate assets	2,813	1,865
Gains on dispositions of real estate	(547)	(46)
Funds from operations	13,637	12,256
Deferred rental revenue (straight-line rent)	(439)	(482)
Net amortization of above-market and below-market leases	(201)	-
Adjusted funds from operations	$12,997	$11,774
Diluted per share amounts:
Earnings per share	$0.46	$0.42
Funds from operations per share	$0.55	$0.49
Adjusted funds from operations per share	$0.52	$0.48

Diluted weighted average shares outstanding	24,784	24,785

Results of operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues from rental properties were $20.3 million for the three months ended March 31, 2008 as compared to $17.8 million for the three months ended March 31, 2007. We received approximately $15.2 million in the three months ended March 31, 2008 and $15.0 million in the three months ended March 31, 2007 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.5 million in the three months ended March 31, 2008 and $2.3 million in the three months ended March 31, 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, which was partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.4 million for the three months ended March 31, 2008, as compared to $0.5 million for the three months ended March 31, 2007, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. Revenues from rental properties for the three months ended March 31, 2008 also include $0.2 million of net amortization of above-market and below-market leases due to the properties acquired at the end of the first quarter in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.4 million for each of the three months ended March 31, 2008 and 2007.

Environmental expenses, net for the three months ended March 31, 2008 were $0.8 million as compared to $1.0 million recorded for the three months ended March 31, 2007. Change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, was $0.2 million for the three months ended March 31, 2008, as compared to $0.6 million recorded in the prior year period. The $0.4 million decrease in change in estimated net environmental costs was partially offset by a $0.2 million increase in environmental related litigation expenses, primarily higher legal fees, as compared to the prior year period.

General and administrative expenses for the three months ended March 31, 2008 were $1.6 million as compared to $1.5 million recorded for the three months ended March 31, 2007. The increase in general and administrative expense was due to higher legal and accounting fees.

Depreciation and amortization expense was $2.8 million for the three months ended March 31, 2008, as compared to $1.9 million recorded for the three months ended March 31, 2007. The increase was primarily due to properties acquired in 2007, which was partially offset by the effect of dispositions in real estate and lease expirations.

As a result, total operating expenses increased by approximately $1.0 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Interest expense was $2.0 million for the three months ended March 31, 2008, as compared to $1.0 million for the three months ended March 31, 2007. The increase was primarily due to increased borrowings used to finance the acquisition of properties in 2007, partially offset by a reduction in interest rates.

Gains on dispositions of real estate, included in other income and discontinued operations, increased by an aggregate of $0.5 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

As a result, net earnings increased by $1.0 million to $11.4 million for the three months ended March 31, 2008, as compared to the $10.4 million for the three months ended March 31, 2007. Earnings from continuing operations increased by $0.6 million to $10.9 million for the three months ended March 31, 2008, as compared to $10.3 million for the three months ended March 31, 2007. Earnings from continuing operations excludes the operating results and $0.4 million of net gains from the disposition of three properties sold in 2008 which results have been included in earnings from discontinued operations for the three months ended March 31, 2008 and 2007.

For the three months ended March 31, 2008, FFO increased by $1.3 million to $13.6 million, as compared to $12.3 million for prior year period, and AFFO increased by $1.2 million to $13.0 million. The increase in FFO for the three months ended March 31, 2008 was primarily due to the changes in net earnings but excludes the $1.0 million increase in depreciation and amortization expense and the $0.5 million increase in gains on dispositions of real estate. The increase in AFFO for the three months ended March 31, 2008 also excludes a marginal decrease in deferred rental revenue and a $0.2 million increase in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.04 per share to $0.46 per share for the three months ended March 31, 2008, as compared to $0.42 per share for the three months ended March 31, 2007. Diluted FFO per share increased by $0.06 per share for the three months ended March 31, 2008 to $0.55 per share, as compared to the three months ended March 31, 2007. Diluted AFFO per share increased by $0.04 per share for the three months ended March 31, 2008 to $0.52 per share, as compared to the three months ended March 31, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our business, funds available under a revolving credit agreement that expires in 2011 and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents. The recent disruption in the credit markets and the resulting impact on the availability of funding generally may limit our access to one or more funding sources. In addition, we expect that the costs associated with any additional borrowings we may undertake may be adversely impacted, as compared to such costs prior to the disruption of the credit markets.

We have a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. Based on our leverage ratio as of March 31, 2008, the applicable margin is 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.

Subject to the terms of the Credit Agreement, we have the option to increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000, subject to approval by the Bank Syndicate, and/or extend the term of the Credit Agreement for one additional year. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on our business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement.

We have a $45.0 million LIBOR based interest rate swap (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As of March 31, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

Total borrowings outstanding under the Credit Agreement at March 31, 2008 were $129.8 million, bearing interest at an average effective rate of 4.9% per annum. Accordingly, we had $45.2 million available under the terms of the Credit Agreement as of March 31, 2008, or $170.2 million available assuming the exercise of our right to increase the credit agreement by $125.0 million. The increase in our borrowings under the Credit Agreement during 2007relate primarily to borrowings used to fund acquisitions.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. Capital expenditures, including acquisitions, for the three months ended March 31, 2008 and 2007 amounted to $3.1million and $80.5 million, respectively.

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue public debt or equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $11.5 million and $11.3 million for the three months ended March 31 2008 and 2007, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.465 per share each quarter ($1.86 per share, or $46.1 million, on an annual basis), and commenced doing so with the quarterly dividend declared in May 2007. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above, there is no assurance that we will be able to continue to pay dividends at the rate of $0.465 per share per quarter, if at all.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves , impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 generally applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007, except that the effective date for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis may be deferred to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in January 2008 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.

Environmental Matters

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ history of paying such obligations and/or their financial ability to pay their share of such costs.

It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We are required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if our tenants fail to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. (See developments related to Marketing and the Marketing Leases in “General - Developments Related to Marketing and the Marketing Leases” above for additional information.)

We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. Marketing is responsible for such costs under the terms of the Master Lease but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify us for the claim. In addition, Marketing has denied liability and refused our tender for defense and indemnification for another legal proceeding. We have filed third party claims against Marketing in both proceedings. It is possible that our assumption that Marketing will be ultimately responsible for the claims may change, which may result in our providing an accrual for these matters.

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of March 31, 2008 and December 31, 2007 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred two scheduled retail properties.

The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. Environmental liabilities and related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The environmental remediation liability is estimated based on the level and impact of contamination at each property and other factors described herein. The accrued liability is the aggregate of the best estimate for the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as income, net of allowance for collection risk, based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of March 31, 2008, we have regulatory approval for remediation action plans in place for two hundred-sixty-one (93%) of the two hundred eighty properties for which we continue to retain remediation responsibility and the remaining nineteen properties (7%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at thirty properties where we have received “no further action” letters.

As of March 31, 2008, we had accrued $13.4 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $18.0 million of estimated environmental obligations and liabilities offset by $4.6 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $0.7 million and $0.9 million, respectively, for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, the net change in estimated remediation cost and accretion expense included in our consolidated statements of operations amounted to $0.2 million and $0.6 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.0 million. Accordingly, the environmental accrual as of March 31, 2008 was increased by $2.2 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2008 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.9 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of March 31, 2008 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the year ended March 31, 2008 would not have changed significantly if these changes in the assumptions were made effective December 31, 2007.

In view of the uncertainties associated with environmental expenditures, contingencies concerning the developments related to Marketing and the Marketing Leases and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See developments related to Marketing and the Marketing Leases in “General - Developments Related to Marketing and the Marketing Leases” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

In September 2003, we were notified by the State of New Jersey Department of Environmental Protection (the “NJDEP”) that we are one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. Additionally, we believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most in not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

From October 2003 through March 2008, we were notified that we were made party to fifty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. Certain of the named defendants have preliminary agreed to settle the cases as pertains to them, but a number of named defendants, including the Company, remain involved in the cases. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding the developments related to Marketing and the Marketing Leases included in “Developments Related to Marketing and the Marketing Leases” and elsewhere in this Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that Marketing will continue to pay for substantially all of the Marketing Environmental Liabilities; our intention to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing leases; our ability to predict if or when the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is probable that we will collect the deferred rent receivable related to the Remaining Properties; our belief that no impairment charge is necessary for the Subject Properties; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our ability to relet properties at market rents; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our Swap Agreement and our expectation that we will not settle the Swap Agreement prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein and other risks that we describe from time to time in our filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the risk of loss of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; risks associated with owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to pay dividends; and terrorist attacks and other acts of violence and war.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prior to April 2006, when we entered into the Swap Agreement, we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement. Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio, as defined in the Credit Agreement. Based on our leverage ratio as of March 31, 2008, the applicable margin is 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings. At March 31, 2008, we had borrowings outstanding of $129.8 million under our Credit Agreement bearing interest at an average rate of 4.7% per annum (or an average effective rate of 4.9% including the impact of the Swap Agreement discussed below). We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2008 has not increased significantly, as compared to December 31, 2007. We entered into a $45.0 million LIBOR based interest rate swap, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As of March 31, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we are, and will be, exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the Swap Agreement. As of March 31, 2008, our borrowings exceeded the notional amount of the Swap Agreement by $84.8 million. As a result of the increase in the funding available under the Credit Agreement from $100.0 million to $175.0 million, and the subsequent increase in our total borrowings, the Swap Agreement covers a smaller percentage of our total borrowings than it did previously. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

We entered into the $45.0 million notional five year interest rate Swap Agreement with a major financial institution designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. Although the Swap Agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

In the event that we were to settle the Swap Agreement prior to its maturity, if the corresponding LIBOR swap rate for the remaining term of the Swap Agreement is below the 5.44% fixed strike rate at the time we settle the Swap Agreement, we would be required to make a payment to the Swap Agreement counter-party; if the corresponding LIBOR swap rate is above the fixed strike rate at the time we settle the Swap Agreement, we would receive a payment from the Swap Agreement counter-party. The amount that we would either pay or receive would equal the present value of the basis point differential between the fixed strike rate and the corresponding LIBOR swap rate at the time we settle the Swap Agreement.

Based on our average outstanding borrowings under the Credit Agreement projected at $133.4 million for 2008, an increase in market interest rates of 0.5% for the remainder of 2008 would decrease our 2008 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our Credit Agreement borrowings that is not covered by our $45.0 million interest rate swap and assumes that the $133.4 million average outstanding borrowings during the first quarter of 2008 is indicative of our future average borrowings for 2008 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2008.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From October 2003 through March 2008, we were made a party to fifty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. Certain of the named defendants have preliminary agreed to settle the cases as pertains to them, but a number of named defendants, including the Company, remain involved in the cases. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate possible amount of damages and the method of allocating such amounts among the remaining defendants have not been determined. At this time, four focus cases have been broken our from a consolidated Multi-District Litigation being heard in the Southern District of New York. Three of these cases name the Company as a defendant. One of the cases to which we are a party has been set for trial in September 2008. Trials in the other two focus cases in which the Company has been named are anticipated to be scheduled for sometime in 2009. The Company participates in a joint defense group with the goal of sharing expert and other costs with the other defendants, and also has separate counsel defending its interests. We are vigorously defending these matters. In June 2006, we were served with a Toxic Substance Control Act (“TSCA”) Notice Letter (“Notice Letter”), advising us that “prospective plaintiffs” listed on a schedule to the Notice Letter intend to file a TSCA citizens’ civil action against the entities listed on a schedule to the Notice Letter, including the Company’s subsidiaries, based upon alleged failure by such entities to provide information to the United States Environmental Protection Agency regarding MTBE as may be required by the TSCA and declaring that such action will be filed unless such information is delivered. We do not believe that we have any such information. Our ultimate legal and financial liability, if any, in connection with the existing litigation or any future civil litigation pursuant to the Notice Letter cannot be estimated with any certainty at this time.

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, and note 3 to our consolidated financial statements in such Form 10-K  and to note 3 to our accompanying unaudited consolidated financial statements which appear in  this Quarterly Report on Form 10-Q, for additional information.

Item 5.  Other Information

Deadlines for submitting stockholder proposals for the 2009 annual meeting

Stockholder proposals to be considered for inclusion in next year’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received by December 17, 2008. Any stockholder proposal or director nomination to be presented at our 2009 Annual Meeting of Stockholders that is not intended to be included in our proxy statement will be considered “untimely” if we receive it before February 15, 2009 or after March 17, 2009. Such proposals and nominations also must be made in accordance with our Bylaws. An untimely proposal may be excluded from consideration at our 2009 Annual Meeting of Stockholders.

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

GETTY REALTY CORP. (Registrant)

Dated: May 12, 2007	BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and Chief Financial Officer

Dated: May 12, 2007	BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive Officer

36