Form 10-Q
period 2008-06-30
GETTY REALTY CORP /MD/
filed 2008-08-11
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [   ]  No [X]

Registrant had outstanding 24,765,685 shares of Common Stock, par value $.01 per share, as of August 7, 2008.

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
Assets:	2008	2007

Real Estate:
Land	$221,501	$222,194
Buildings and improvements	254,274	252,060
	475,775	474,254
Less – accumulated depreciation and amortization	(126,807)	(122,465)
Real estate, net	348,968	351,789
Deferred rent receivable (net of allowance of $10,308 as of June 30, 2008 and $10,494 as of December 31, 2007)	25,715	24,915
Cash and cash equivalents	2,479	2,071
Recoveries from state underground storage tank funds, net	4,497	4,652
Mortgages and accounts receivable, net	1,363	1,473
Prepaid expenses and other assets	10,324	12,011
Total assets	$393,346	$396,911

Liabilities and Shareholders' Equity:

Debt	$131,250	$132,500
Environmental remediation costs	18,004	18,523
Dividends payable	11,545	11,534
Accounts payable and accrued expenses	21,078	22,176
Total liabilities	181,877	184,733
Commitments and contingencies	~~-~~	~~-~~
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,765,685 at June 30, 2008 and 24,765,065 at December 31, 2007	248	248
Paid-in capital	258,897	258,734
Dividends paid in excess of earnings	(45,588)	(44,505)
Accumulated other comprehensive loss	(2,088)	(2,299)
Total shareholders' equity	211,469	212,178
Total liabilities and shareholders' equity	$393,346	$396,911

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues from rental properties	$20,249	$20,342	$40,578	$38,144

Operating expenses:
Rental property expenses	2,353	2,368	4,773	4,786
Environmental expenses, net	1,973	3,056	2,760	4,015
General and administrative expenses	2,111	1,780	3,752	3,233
Depreciation and amortization expense	2,942	2,701	5,747	4,538
Total expenses	9,379	9,905	17,032	16,572
Operating income	10,870	10,437	23,546	21,572

Other income, net	182	276	429	391
Interest expense	(1,657)	(2,224)	(3,646)	(3,188
Net earnings from continuing operations	9,395	8,489	20,329	18,775

Discontinued operations:
Earnings from operating activities	24	363	48	514
Gains on dispositions of real estate	1,217	1,172	1,630	1,172
Earnings from discontinued operations	1,241	1,535	1,678	1,686
Net earnings	$10,636	$10,024	$22,007	$20,461

Basic earnings per common share:
Earnings from continuing operations	$.38	$.34	$.82	$.76
Earnings from discontinued operations	.05	.06	.07	.07
Net earnings	$.43	$.40	$.89	$.83

Diluted earnings per common share:
Earnings from continuing operations	$.38	$.34	$.82	$.76
Earnings from discontinued operations	.05	.06	.07	.07
Net earnings	$.43	$.40	$.89	$.83

Weighted-average shares outstanding:
Basic	24,766	24,765	24,766	24,765
Stock options and restricted stock units	-	22	9	21
Diluted	24,766	24,787	24,775	24,786

Dividends declared per share	$.465	$.465	$.930	$.920

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net earnings	$10,636	$10,024	$22,007	$20,461
Other comprehensive gain:
Net unrealized gain on interest rate swap	1,662	815	211	630
Comprehensive income	$12,298	$10,839	$22,218	$21,091

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$22,007	$20,461
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	5,763	4,572
Deferred rental revenue	(800)	(1,351)
Gains on dispositions of real estate	(1,905)	(1,438)
Amortization of above-market and below-market leases	(402)	(554)
Accretion expense	356	384
Stock-based employee compensation expense	154	120
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	335	(134)
Mortgages and accounts receivable, net	(44)	113
Prepaid expenses and other assets	183	244
Environmental remediation costs	(1,055)	639
Accounts payable and accrued expenses	(547)	86
Net cash flow provided by operating activities	24,045	23,142

Cash flows from investing activities:
Property acquisitions and capital expenditures	(3,743)	(86,201)
Proceeds from dispositions of real estate	2,903	1,649
Collection of mortgages receivable, net	154	198
(Increase) decrease in cash held for property acquisitions	1,369	(1,188)
Net cash flow provided by (used in) investing activities	683	(85,542)

Cash flows from financing activities:
Borrowings under credit agreement, net	(1,250)	86,500
Cash dividends paid	(23,079)	(22,574)
Credit agreement origination costs	-	(863)
Repayment of mortgages payable, net	-	(16)
Proceeds from stock options exercised	9	2
Net cash flow provided by (used in) financing activities	(24,320)	63,049

Net increase in cash and cash equivalents	408	649
Cash and cash equivalents at beginning of period	2,071	1,195

Cash and cash equivalents at end of period	$2,479	$1,844

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$3,725	$1,747
Income taxes, net	347	329
Recoveries from state underground storage tank funds	(389)	(871)
Environmental remediation costs	2,117	2,434

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2008 and 2007 have been reclassified as discontinued operations. The results of such properties for the three and six months ended June 30, 2007 have also been reclassified to discontinued operations to conform to the 2008 presentation. Discontinued operations for the quarter and six months ended June 30, 2008 are primarily comprised of gains from property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three and six months ended June 30, 2008 and 2007.

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

Earnings per Common Share: Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options and the issuance of common shares in settlement of restricted stock units utilizing the treasury stock method. For the quarter ended June 30, 2008, the assumed exercise of stock options and the issuance of common shares in settlement of restricted stock units utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

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

As of June 30, 2008, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred and seventy-five properties under a unitary master lease (the “Master Lease”) and ten properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

3.  Commitments and Contingencies:
In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an institutional money market fund and federal agency discount notes.

As of June 30, 2008, the Company leased eight hundred eighty-five of its one thousand seventy-nine properties on a long-term triple-net basis to Marketing under the Marketing Leases (see footnote 2). A substantial portion of the Company’s revenues (75% for the six months ended June 30, 2008), are derived from the Marketing Leases. Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or the Company’s relationship with Marketing, may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Even though Marketing is a wholly-owned subsidiary of Lukoil and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants and; therefore, are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2008, although there is no assurance that it will continue to do so.

The Company has periodically discussed with representatives of Marketing potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to the Company, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to the Company for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to the Company that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance, in March 2008, the Company decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from the Company (the “Revised Subject Properties”). Following the completion of the Company’s market analysis of the additional properties included within the list of Revised Subject Properties, the Company will review its assumptions related to the additional properties and make a determination whether it intends to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes some or all of the Revised Subject Properties from the Marketing Leases.

The Company decided to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from the Company or to divest a composition of properties different from the properties comprising the Subject Properties (which may include some or all of the Revised Subject Properties), it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes the Subject Properties or the Revised Subject Properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company's recourse may be, whether the Marketing Leases are modified or not.

Following any modification of the Marketing Leases, the Company intends either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. The Company intends to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties, in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with the Company’s decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, the Company cannot reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, the Company relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

The Company has reserved $10,308,000 and $10,494,000 as of June 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced the Company’s net earnings but did not impact the Company’s cash flow from operating activities. The Company has not provided a deferred rent receivable reserve related to the Remaining Properties since, based on the Company’s assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to the Remaining

Properties of $22,564,000 as of June 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. The Company anticipates that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although the Company adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, the Company believes that no impairment charge was necessary for the Subject Properties as of June 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not significant.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them.  Additionally, the Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations or if the Company’s assumptions regarding the ultimate allocation methods and share of responsibility that it used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2008 or December 31, 2007.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in adjustments to the amounts recorded for these assets and liabilities. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the proposed modification of the Marketing Leases or other factors.

The Company cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company accrues for such liabilities; if the Company is unable to relet or sell the properties subject to the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is obligated to pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2008 and December 31, 2007 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of June 30, 2008 and December 31, 2007, the Company had accrued $2,660,000 and $2,575,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of underground storage tanks ("USTs" or "UST") and soil remediation at a property that had been leased to and operated by Marketing. We believe Marketing is responsible for such costs under the terms of the Master Lease but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. In addition, Marketing has denied liability and refused the Company’s tender for defense and indemnification for two other legal proceedings. The Company has filed third party claims against Marketing in two of these proceedings and has filed motion papers seeking a ruling as to each party's respective rights in the third proceeding. It is possible that the Company’s assumption that Marketing will be ultimately responsible for these claims may change, which may result in the Company providing an accrual for these matters.

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

From October 2003 through January 2008 (when the latest of such notices was received), the Company was notified that the Company was made party to fifty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. A significant number of the named defendants have agreed to settle a large number of the cases as pertain to them, but a number of named defendants, including the Company, remain involved in these cases. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2008 and December 31, 2007, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $291,000 and $310,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the six months ended June 30, 2008 and 2007 include, in general and administrative expenses,  a credit of $72,000 and a charge of $81,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4. Credit and Interest Rate Swap Agreements
As of June 30, 2008, borrowings under the Credit Agreement, described below, were $131,250,000, bearing interest at a weighted-average effective interest rate of 4.5% per annum. The weighted-average effective rate is based on $86,250,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate swap agreement plus a margin of 1.0%. As further described below, due to an increase in the Company’s leverage ratio as of June 30, 2008, as compared to March 31, 2008, the margin on the Company’s LIBOR rate borrowings will increase from 1.0% to 1.25% during the third quarter.

The Company has a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks (the "Bank Syndicate") which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of prior calendar quarter, as defined in the Credit Agreement and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of June 30, 2008, the applicable margin is 0.0% for base rate borrowings and will increase from 1.0% as of June 30, 2008 to 1.25% for LIBOR rate borrowings due to an increase in the Company’s leverage ratio as of June 30, 2008 as compared to March 31, 2008.

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

The Company has a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the swap agreement, as of June 30, 2008, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

The Company entered into the Swap Agreement with a major financial institution, designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of June 30, 2008 and December 31, 2007, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the six months ended June 30, 2008 or 2007 representing the hedge’s ineffectiveness. At June 30, 2008 and December 31, 2007, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $2,088,000 and $2,299,000, respectively. For the six months ended June 30, 2008 and 2007, the Company has recorded the gain in fair value of the Swap Agreement related to the effective portion of the interest rate contract totaling $211,000 and $630,000, respectively, in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The accumulated comprehensive loss will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The valuation of the Swap Agreement is determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. As of June 30, 2008, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.

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

Of the eight hundred eighty-five properties leased to Marketing as of June 30, 2008, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at two hundred retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company will be required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2008, the Company had regulatory approval for remediation action plans in place for two hundred fifty-eight (94%) of the two hundred seventy-four properties for which it continues to retain environmental responsibility and the remaining sixteen properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-seven properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $1,363,000 and $2,444,000 for the six months ended June 30, 2008 and 2007, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of June 30, 2008 and December 31, 2007 and 2006, the Company had accrued $18,004,000, $18,523,000 and $17,201,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2008 and December 31, 2007 and 2006, the Company had also recorded $4,497,000, $4,652,000 and $3,845,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,871,000 and $13,356,000 as of December 31, 2007 and 2006, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $356,000 and $384,000 of net accretion expense, substantially all of which is included in environmental expenses for the six months ended June 30, 2008 and 2007, respectively.

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

6.  Shareholders’ Equity
A summary of the changes in shareholders' equity for the six months ended June 30, 2008 is as follows (in thousands, except share amounts)

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2007	24,765,065	$248	$258,734	$(44,505)	$(2,299)	$212,178
Net earnings				22,007		22,007
Dividends				(23,090)		(23,090)
Stock-based employee compensation expense	120		154			154
Net unrealized gain on interest rate swap					211	211
Stock issued	500	-	9			9
Balance, June 30, 2008	24,765,685	$248	$258,897	$(45,588)	$(2,088)	$211,469
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2008 or December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2007, and “Part I, Item 1. Financial Statements and “Part II, Item 1A. Risk Factors,” which appear in this Quarterly Report on Form 10-Q.”

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

Retail Petroleum Marketing Business
We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of June 30, 2008, we leased eight hundred eighty-five of our one thousand seventy-nine properties on a long-term basis under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and supplemental leases for ten properties with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”) to our primary tenant, Getty Petroleum Marketing Inc. (“Marketing”), which was spun-off to our shareholders as a separate publicly held company in March 1997. In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses and rental income from subtenants who operate their convenience stores, automotive repair service or other businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. For information regarding factors that could adversely affect us relating to Marketing, or our other lessees, see “Part I, Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors,” which appears in this Quarterly Report on Form 10-Q.

Developments Related to Marketing and the Marketing Leases
A substantial portion of our revenues (75% for the six months ended June 30, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Through August 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

In accordance with generally accepted accounting principles (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when payment is due. We have recorded the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a regular basis and such assessments and assumptions are subject to change.

We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008, we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from us (the “Revised Subject Properties”). Following the completion of our market analysis of the additional properties included within the list of Revised Subject Properties, we will review our assumptions related to the additional properties and make a determination whether we intend to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes some or all of the Revised Subject Properties from the Marketing Leases.

We have decided to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties (which may include some or all of the Revised Subject Properties), it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes the Subject Properties or the Revised Subject Properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

As a result of any modification of the Marketing Leases, we intend either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

We have reserved $10.3 million and $10.5 million as of June 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced our net earnings and our funds from operations but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” below. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.6 million as of June 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of June 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not significant.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of June 30, 2008 or December 31, 2007.

Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in adjustments to the amounts recorded for these assets and liabilities. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the proposed modification of the Marketing Leases or other factors.

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

We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases discussed above. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to relet or sell the properties subject to the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

Unresolved SEC Comment
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

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately eight hundred independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could relet these properties to the existing subtenants who operate their convenience stores, automotive repair services or other businesses at our properties, or to others, at market rents although we cannot accurately predict if, when, or on what terms, such properties would be re-let. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are unable to resolve this outstanding comment.

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

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net earnings	$10,636	$10,024	$22,007	20,461

Depreciation and amortization of real estate assets	2,950	2,707	5,763	4,572
Gains on dispositions of real estate	(1,358)	(1,392)	(1,905)	(1,438)
Funds from operations	12,228	11,339	25,865	23,595
Deferred rental revenue (straight-line rent)	(361)	(869)	(800)	(1,351)
Net amortization of above-market and below-market leases	(201)	(554)	(402)	(554)
Adjusted funds from operations	11,666	$9,916	$24,663	$21,690
Diluted per share amounts:
Earnings per share	$0.43	$0.40	$0.89	$0.83
Funds from operations per share	$0.49	$0.46	$1.04	$0.95
Adjusted funds from operations per share	$0.47	$0.40	$1.00	$0.88

Diluted weighted-average shares outstanding	24,766	24,787	24,775	24,786

Results of operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues from rental properties were $20.2 million for the three months ended June 30, 2008 as compared to $20.3 million for the three months ended June 30, 2007. We received approximately $15.2 million in the three months ended June 30, 2008 and $15.0 million in the three months ended June 30, 2007 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.5 million in the three months ended June 30, 2008 and $4.1 million in the three months ended June 30, 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, which was partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.3 million for the three months ended June 30, 2008, as compared to $0.7 million for the three months ended June 30, 2007, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. Revenues from rental properties also includes net amortization of above-market and below-market leases, related to the properties acquired at the end of the first quarter in 2007 of $0.2 million  for the three months ended June 30, 2008, as compared to $0.6 million for the three months ended June 30, 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.4 million for each of the three month periods ended June 30, 2008 and June 30, 2007.

Environmental expenses, net for the three months ended June 30, 2008 were $2.0 million as compared to $3.1 million recorded for the three months ended June 30, 2007. Change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, was $1.2 million for the three months ended June 30, 2008, as compared to $1.9 million recorded in the prior year period. The decrease in environmental expenses was also due to lower environmental related litigation reserves, which decreased by $0.4 million as compared to the prior year period.

General and administrative expenses for the three months ended June 30, 2008 were $2.1 million as compared to $1.8 million recorded for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily due to higher professional fees associated with the previously disclosed potential modification of the Marketing Leases and related matters.

Depreciation and amortization expense was $2.9 million for the three months ended June 30, 2008, as compared to $2.7 million recorded for the three months ended June 30, 2007. The increase was due to property acquisitions and the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

As a result, total operating expenses decreased by approximately $0.5 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Interest expense was $1.7 million for the three months ended June 30, 2008, as compared to $2.2 million for the three months ended June 30, 2007. The decrease was primarily due to a reduction in interest rates.

The aggregate gain on dispositions of real estate, included in both other income and discontinued operations, were $1.4 million for each of the three month periods ended June 30, 2008 and 2007

As a result, net earnings increased by $0.6 million to $10.6 million for the three months ended June 30, 2008, as compared to the $10.0 million for the three months ended June 30, 2007. Earnings from continuing operations increased by $0.9 million to $9.4 million for the three months ended June 30, 2008, as compared to $8.5 million for the three months ended June 30, 2007. Earnings from continuing operations exclude the operating results and gains from the disposition of four properties sold in 2008 and eleven properties sold in 2007, which results applicable to the three months ended June 30, 2008 and 2007 have been reclassified and are included in earnings from discontinued operations.

For the three months ended June 30, 2008, FFO increased by $0.9 million to $12.2 million, as compared to $11.3 million for prior year period, and AFFO increased by $1.8 million to $11.7 million. Certain items, which are included in the changes in net earnings, are excluded from the changes in FFO and AFFO. The increase in FFO for the three months ended June 30, 2008 was primarily due to the changes in net earnings but excludes the $0.2 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended June 30, 2008 also excludes a $0.5 million decrease in deferred rental revenue and a $0.4 million decrease in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.03 per share to $0.43 per share for the three months ended June 30, 2008, as compared to $0.40 per share for the three months ended June 30, 2007. Diluted FFO per share increased by $0.03 per share for the three months ended June 30, 2008 to $0.49 per share, as compared to the three months ended June 30, 2007. Diluted AFFO per share increased by $0.07 per share for the three months ended June 30, 2008 to $0.47 per share, as compared to the three months ended June 30, 2007.

Results of operations
Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues from rental properties were $40.6 million for the six months ended June 30, 2008, as compared to $38.1 million for the six months ended June 30, 2007. We received approximately $30.4 million in rent for the six months ended June 30, 2008 and $30.0 million in rent for the six months ended June 30, 2007 from properties leased to Marketing under the Marketing Leases. We also received rent of $9.0 million in the six months ended June 30, 2008 and $6.4 million in the six months ended June 30, 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, which was partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.8 million for the six months ended June 30, 2008, as compared to $1.1 million for the six months ended June 30, 2007. Revenues from rental properties also includes net amortization of above-market and below-market leases, related to the properties acquired at the end of the first quarter in 2007, of $0.4 million for the six months ended June 30, 2008, as compared to $0.6 million for the prior year period.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $4.8 million for each of the six month periods ended June 30, 2008 and 2007.

Environmental expenses, net for the six months ended June 30, 2008 were $2.8 million as compared to $4.0 million recorded for the six months ended June 30, 2007. Change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, was $1.4 million for the six months ended June 30, 2008, as compared to $2.4 million recorded in the prior year period. The decrease in environmental expenses was also due to lower environmental related litigation reserves, which decreased by $0.2 million as compared to the prior year period.

General and administrative expenses for the six months ended June 30, 2008 were $3.8 million as compared to $3.2 million recorded for the six months ended June 30, 2007. The increase in general and administrative expense was due to higher professional fees associated with the previously disclosed potential modification of the Marketing Leases and related matters.

Depreciation and amortization expense was $5.8 million for the six months ended June 30, 2008, as compared to $4.5 million recorded for the six months ended June 30, 2007. The increase was primarily due to properties acquired in 2007 and the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

Interest expense was $3.6 million for the six months ended June 30, 2008, as compared to $3.2 million for the six months ended June 30, 2007. The increase was primarily due to increased borrowings used to finance the acquisition of properties in 2007, partially offset by a reduction in interest rates.

The aggregate gain on dispositions of real estate, included both in other income and discontinued operations, increased by an aggregate of $0.5 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

As a result, net earnings increased by $1.5 million to $22.0 million for the six months ended June 30, 2008, as compared to the $20.5 million for the six months ended June 30, 2007. Earnings from continuing operations increased by $1.5 million to $20.3 million for the six months ended June 30, 2008, as compared to $18.8 million for the six months ended June 30, 2007. Earnings from continuing operations exclude the operating results and gains from the disposition of four properties sold in 2008 and eleven properties sold in 2007, which results applicable to the six months ended June 30, 2008 and 2007 have been reclassified and are included in earnings from discontinued operations.

For the six months ended June 30, 2008, FFO increased by $2.3 million to $25.9 million, as compared to $23.6 million for prior year period, and AFFO increased by $3.0 million to $24.7 million. Certain items, which are included in the changes in net earnings, are excluded from the changes in FFO and AFFO. The increase in FFO for the six months ended June 30, 2008 was primarily due to the changes in net earnings but excludes the $1.2 million increase in depreciation and amortization expense and the $0.5 million increase in gains on dispositions of real estate. The increase in AFFO for the six months ended June 30, 2008 also excludes a $0.6 million decrease in deferred rental revenue and a $0.2 million decrease in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.06 per share to $0.89 per share for the six months ended June 30, 2008, as compared to $0.83 per share for the six months ended June 30, 2007. Diluted FFO per share increased by $0.09 per share for the six months ended June 30, 2008 to $1.04 per share, as compared to the six months ended June 30, 2007. Diluted AFFO per share increased by $0.12 per share for the six months ended June 30, 2008 to $1.00 per share, as compared to the six months ended June 30, 2007.

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

We have a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of prior calendar quarter, as defined in the Credit Agreement and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2008, the applicable margin is 0.0% for base rate borrowings and will increase from 1.0% as of June 30, 2008 to 1.25% for our LIBOR rate borrowings due to an increase in our leverage ratio as of June 30, 2008 as compared to March 31, 2008.

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

We have a $45.0 million LIBOR based interest rate swap (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing credit agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the swap agreement, as of June 30, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

Total borrowings outstanding under the Credit Agreement at June 30, 2008 were $131.3 million, bearing interest at a weighted-average effective rate of 4.5% per annum. The weighted-average effective rate is based on $86.3 million of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate swap agreement plus a margin of 1.0%. Due to an increase in our leverage ratio as of June 30, 2008, as compared to March 31, 2008, the margin on our LIBOR rate borrowings will increase from 1.0% to 1.25% during the third quarter. We had $43.7 million available under the terms of the Credit Agreement as of June 30, 2008, or $168.7 million available assuming the exercise of our right to increase the credit agreement by $125.0 million. The increase in our borrowings under the Credit Agreement during 2007 relate primarily to borrowings used to fund acquisitions.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. Capital expenditures, including acquisitions, for the six months ended June 30, 2008 and 2007 amounted to $3.7 million and $86.2 million, respectively.

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

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $23.1 million and $22.6 million for the six months ended June 30, 2008 and 2007, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.465 per share each quarter ($1.86 per share, or $46.1 million, on an annual basis), and commenced doing so with the quarterly dividend declared in May 2007. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above, there is no assurance that we will be able to continue to pay dividends at the rate of $0.465 per share per quarter, if at all.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Environmental Matters

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks ("USTs" or "UST") and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available.

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

It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if our tenants fail to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. (See developments related to Marketing and the Marketing Leases in “General - Developments Related to Marketing and the Marketing Leases” above for additional information.)

We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. We believe Marketing is responsible for such costs under the terms of the Master Lease but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify us for the claim. In addition, Marketing has denied liability and refused our tender for defense and indemnification for two other legal proceedings. We have filed third party claims against Marketing in two of these proceedings and have filed motion papers seeking a ruling as to each party's respective rights in the third proceeding. It is possible that our assumption that Marketing will be ultimately responsible for these claims may change, which may result in our providing an accrual for these matters.

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of June 30, 2008 and December 31, 2007 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for two hundred scheduled retail properties.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of June 30, 2008, we have regulatory approval for remediation action plans in place for two hundred-fifty-eight (94%) of the two hundred seventy-four for which we continue to retain remediation responsibility and the remaining sixteen properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-seven properties where we have received “no further action” letters.

As of June 30, 2008, we had accrued $13.5 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $18.0 million of estimated environmental obligations and liabilities offset by $4.5 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $1.7 million and $1.6 million, respectively, for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the net change in estimated remediation cost and accretion expense included in our consolidated statements of operations amounted to $1.4 million and $2.4 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.5 million. Accordingly, the environmental accrual as of June 30, 2008 was increased by $2.4 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2008 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.8 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2008 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the six months ended June 30, 2008 would not have changed significantly if these changes in the assumptions were made effective December 31, 2007.

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

From October 2003 through January 2008 (when the latest of such notices was received), we were notified that we were made party to fifty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. A significant number of the named defendants have agreed to settle a large number of the cases as pertains to them, but a number of named defendants, including the Company, remain involved in the cases. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding the developments related to Marketing and the Marketing Leases included in “Developments Related to Marketing and the Marketing Leases” and elsewhere in this Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties or the Revised Subject Properties from the Marketing leases; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is probable that we will collect the deferred rent receivable related to the Remaining Properties; our belief that no impairment charge is necessary for the Subject Properties or the additional properties included within the list of Revised Subject Properties; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows; our ability to relet properties at market rents; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; our expected ability to increase our available funding under the Credit Agreement; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our Swap Agreement and our expectation that we will not settle the Swap Agreement prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our intention to consummate future acquisitions; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein, those described in “Developments Related to Marketing and the Marketing Leases" herein, and other risks that we describe from time to time in our filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; our unresolved SEC comment; competition for properties and tenants; risk of tenant non-renewal; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the risk of loss of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; risks associated with owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to pay dividends; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement. Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of prior calendar quarter, as defined in the Credit Agreement and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2008, the applicable margin is 0.0% for base rate borrowings and will increase from 1.0% as of June 30, 2008 to 1.25% for our LIBOR rate borrowings due to an increase in our leverage ratio as of June 30, 2008 as compared to March 31, 2008.

At June 30, 2008, we had borrowings outstanding of $131.3 million under our Credit Agreement bearing interest at a weighted-average rate of 3.6% per annum, or a weighted-average effective rate of 4.5% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on $86.3 million of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate swap agreement plus a margin of 1.0%. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2008 has not increased significantly, as compared to December 31, 2007. We entered into a $45.0 million LIBOR based interest rate swap, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the swap agreement, as of June 30, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we are, and will be, exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the Swap Agreement. As of June 30, 2008, our borrowings exceeded the notional amount of the Swap Agreement by $86.3 million. As a result of the increase in the funding available under the Credit Agreement from $100.0 million to $175.0 million, and the subsequent increase in our total borrowings, the Swap Agreement covers a smaller percentage of our total borrowings than it did previously. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $133.2 million for 2008, an increase in market interest rates of 0.5% for the remainder of 2008 would decrease our 2008 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our Credit Agreement borrowings that is not covered by our $45.0 million interest rate swap and assumes that the $133.2 million average outstanding borrowings during the second quarter of 2008 is indicative of our future average borrowings for the remainder of 2008 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings and does not include the impact of the increase in interest rates due to the higher margin on LIBOR based borrowings effective in the third quarter discussed above. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2008.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2003, an action was commenced against us, Marketing and its subtenant that operated the property by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. The complaint states that the plaintiffs first became aware of a problem upon detecting gasoline vapors in their basement in 1996. In response to cross motions for summary judgment, the court denied our motion and granted plaintiff’s motion finding us liable for the petroleum contamination. Plaintiff’s counsel had also made demand for statutory legal fees. The matter was settled by us, for ourselves and on behalf of Marketing and its subtenant, in July 2008 in consideration for a payment by the Company of $295,000.

From October 2003 through January 2008 (when the latest of such notices was received), we were made a party to fifty cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. A significant number of the named defendants have agreed to settle a majority of the cases as pertains to them, but a number of named defendants, including the Company, remain involved in the cases. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate possible amount of damages and the method of allocating such amounts among the remaining defendants have not been determined. At this time, four focus cases have been broken out from a consolidated Multi-District Litigation being heard in the Southern District of New York. Three of these cases name the Company as a defendant. One of the focus cases to which we are a party has been set for trial in September 2008; however, it is likely that the trial will be postponed since the Company is the only remaining named defendant which has not settled. We have been successful during pretrial motion practice in being dismissed from alleged liability with respect to all but one of the allegedly contaminated water sources which are the subject of this initial focus case and we believe we have strong defenses as to the remaining water source in this case. Trials in the other two focus cases in which the Company has been named are anticipated to be scheduled for sometime in 2009. The Company participates in a joint defense group with the goal of sharing expert and other costs with the other defendants, and also has separate counsel defending its interests. We are vigorously defending these matters. In June 2006, we were served with a Toxic Substance Control Act (“TSCA”) Notice Letter (“Notice Letter”), advising us that “prospective plaintiffs” listed on a schedule to the Notice Letter intend to file a TSCA citizens’ civil action against the entities listed on a schedule to the Notice Letter, including the Company’s subsidiaries, based upon alleged failure by such entities to provide information to the United States Environmental Protection Agency regarding MTBE as may be required by the TSCA and declaring that such action will be filed unless such information is delivered. We do not believe that we have any such information. Our ultimate legal and financial liability, if any, in connection with the existing litigation or any future civil litigation pursuant to the Notice Letter cannot be estimated with any certainty at this time.

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and note 3 to our consolidated financial statements in such Form 10-K, and to note 3 to our accompanying unaudited consolidated financial statements which appears in  this Quarterly Report on Form 10-Q for additional information.

Item 1A.  Risk Factors

This Item 1A should be read in conjunction with “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 for factors that could affect the Company’s results of operations, financial condition and liquidity. Other than with respect to the risk factors below, there have been no material changes in the risk factors disclosed in Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Marketing’s financial results depend largely upon retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses and rental income from its subtenants who operate their convenience stores, automotive repair service or other businesses at our properties. The petroleum marketing industry has been, and continues to be, volatile and highly competitive. A large, rapid increase in wholesale petroleum prices would adversely affect Marketing’s profitability and cash flow if the increased cost of petroleum products could not be passed on to Marketing’s customers or if the consumption of gasoline for automotive use were to decline significantly. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot accurately predict how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.

A substantial portion of our revenues (75% for the six months ended June 30, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Through August 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

In accordance with generally accepted accounting principles (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when payment is due. We have recorded the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a regular basis and such assessments and assumptions are subject to change.

We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008, we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from us (the “Revised Subject Properties”).  Following the completion of our market analysis of the additional properties included within the list of Revised Subject Properties, we will review our assumptions related to the additional properties and make a determination whether we intend to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes some or all of the Revised Subject Properties from the Marketing Leases.

We have decided to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties (which may include some or all of the Revised Subject Properties), it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes the Subject Properties or the Revised Subject Properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

As a result of any modification of the Marketing Leases, we intend either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

We have reserved $10.3 million and $10.5 million as of June 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced our net earnings and our funds from operations but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” which appears in this Quarterly Report on Form 10-Q. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.6 million as of June 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis and beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of June 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not significant.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of June 30, 2008 or December 31, 2007.

Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in adjustments to the amounts recorded for these assets and liabilities. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the proposed modification of the Marketing Leases or other factors.

We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to relet or sell the properties subject to the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

Our future cash flow is dependent on renewal of leases and either reletting or selling our properties.

We are subject to risks that financial distress of our tenants may lead to disruption in rent receipts or vacancies at our properties, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. As described in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developments Related to Marketing and the Marketing Leases” which appears in this Quarterly Report on Form 10-Q, we decided to attempt to negotiate a modification of the Marketing Leases with Marketing to remove a significant number of properties from the Marketing Leases. Any modification of the Marketing Leases that removes the Subject Properties or the Revised Subject Properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any modification may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not. In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties or newly acquired properties and on the rents charged. If we were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were lower than current lease terms, our cash flow could be significantly adversely affected and the resale values or our properties could decline significantly.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 15, 2008. There were 24,765,615 shares of our common stock outstanding and entitled to vote at our annual meeting, and 22,956,675 shares were represented in person or by proxy. The following matters were voted upon at the annual meeting:

The five directors listed below were elected to serve an additional one-year term:

Nominee	Votes For	Votes Withheld
Milton Cooper	22,666,793	289,882
Philip E. Coviello	22,709,688	246,987
David B. Driscoll	22,705,969	250,706
Leo Liebowitz	22,712,288	244,387
Howard Safenowitz	22,704,513	252,162

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified:

Votes For	Votes Against	Abstentions
22,743,929	137,094	75,652

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §
1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. §
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

GETTY REALTY CORP.
(Registrant)

Dated: August 7, 2008	BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: August 7, 2008	BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer