Form 10-Q
period 2008-09-30
GETTY REALTY CORP /MD/
filed 2008-11-07
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [   ]  No [X]

Registrant had outstanding 24,765,685 shares of Common Stock, par value $.01 per share, as of November 5, 2008

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
Assets:	2008	2007

Real Estate:
Land	$221,377	$222,194
Buildings and improvements	253,500	252,060
	474,877	474,254
Less – accumulated depreciation and amortization	(127,465)	(122,465)
Real estate, net	347,412	351,789
Deferred rent receivable (net of allowance of $10,109 as of September 30, 2008 and $10,494 as of December 31, 2007)	26,200	24,915
Cash and cash equivalents	6,968	2,071
Recoveries from state underground storage tank funds, net	4,570	4,652
Mortgages and accounts receivable, net	1,526	1,473
Prepaid expenses and other assets	8,528	12,011
Total assets	$395,204	$396,911

Liabilities and Shareholders' Equity:

Debt	$134,750	$132,500
Environmental remediation costs	17,827	18,523
Dividends payable	11,669	11,534
Accounts payable and accrued expenses	20,659	22,176
Total liabilities	184,905	184,733
Commitments and contingencies	~~--~~	~~--~~
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,765,685 at September 30, 2008 and 24,765,065 at December 31, 2007	248	248
Paid-in capital	258,984	258,734
Dividends paid in excess of earnings	(46,769)	(44,505)
Accumulated other comprehensive loss	(2,164)	(2,299)
Total shareholders' equity	210,299	212,178
Total liabilities and shareholders' equity	$395,204	$396,911

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues from rental properties	$20,354	$20,035	$60,832	$58,082

Operating expenses:
Rental property expenses	2,256	2,272	7,025	7,059
Environmental expenses, net	2,270	2,844	5,039	6,860
General and administrative expenses	1,483	1,525	5,235	4,758
Depreciation and amortization expense	2,841	2,588	8,583	7,109
Total expenses	8,850	9,229	25,882	25,786

Operating income	11,504	10,806	34,950	32,296

Other income, net	224	1,417	652	1,808
Interest expense	(1,703)	(2,314)	(5,349)	(5,502)
Earnings from continuing operations	10,025	9,909	30,253	28,602

Discontinued operations:
Earnings from operating activities	2	337	149	933
Gains on dispositions of real estate	462	2,600	2,093	3,772
Earnings from discontinued operations	464	2,937	2,242	4,705
Net earnings	$10,489	$12,846	$32,495	$33,307

Basic earnings per common share:
Earnings from continuing operations	$.40	$.40	$1.22	$1.15
Earnings from discontinued operations	.02	.12	.09	.19
Net earnings	$.42	$.52	$1.31	$1.34

Diluted earnings per common share:
Earnings from continuing operations	$.40	$.40	$1.22	$1.15
Earnings from discontinued operations	.02	.12	.09	.19
Net earnings	$.42	$.52	$1.31	$1.34

Weighted-average shares outstanding:
Basic	24,766	24,765	24,766	24,765
Stock options and restricted stock units	7	27	8	23
Diluted	24,773	24,792	24,774	24,788

Dividends declared per share	$.470	$.465	$1.400	$1.385

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net earnings	$10,489	$12,846	$32,495	$33,307
Other comprehensive gain:
Net unrealized gain (loss) on interest rate swap	(76)	(1,033)	135	(403)
Comprehensive income	$10,413	$11,813	$32,630	$32,904

The accompanying notes are an integral part of these consolidated financial statements.

.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$32,495	$33,307
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	8,638	7,186
Gains on dispositions of real estate	(2,395)	(5,386)
Deferred rental revenue	(1,285)	(1,922)
Amortization of above-market and below-market leases	(600)	(942)
Accretion expense	601	648
Stock-based employee compensation expense	241	188
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	372	(287)
Mortgages and accounts receivable, net	32	26
Prepaid expenses and other assets	338	323
Environmental remediation costs	(1,587)	1,455
Accounts payable and accrued expenses	(806)	474

Net cash flow provided by operating activities	36,044	35,070

Cash flows from investing activities:
Property acquisitions and capital expenditures	(5,950)	(89,354)
Proceeds from dispositions of real estate	4,272	7,138
(Increase) decrease in cash held for property acquisitions	2,981	(1,428)
Collection of mortgages receivable, net	(85)	230

Net cash flow provided by (used in) investing activities	1,218	(83,414)

Cash flows from financing activities:
Borrowings under credit agreement, net	2,250	83,650
Cash dividends paid	(34,624)	(34,112)
Credit agreement origination costs	-	(863)
Repayment of mortgages payable, net	-	(24)
Proceeds from stock options exercised	9	2

Net cash flow provided by (used in) financing activities	(32,365)	48,653

Net increase in cash and cash equivalents	4,897	309
Cash and cash equivalents at beginning of period	2,071	1,195

Cash and cash equivalents at end of period	$6,968	$1,504

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$5,305	$3,961
Income taxes, net	532	490
Recoveries from state underground storage tank funds	(1,012)	(1,244)
Environmental remediation costs	4,419	3,779

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2008 and 2007 have been reclassified as discontinued operations. The results of such properties for the three and nine months ended September 30, 2007 have also been reclassified to discontinued operations to conform to the 2008 presentation. Discontinued operations for the quarter and nine months ended September 30, 2008 are primarily comprised of gains from property dispositions. The revenue from rental properties and expenses related to the operations of these properties are insignificant for the three and nine months ended September 30, 2008 and 2007.

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

Earnings per Common Share: Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options and the issuance of common shares in settlement of restricted stock units utilizing the treasury stock method. For the quarter ended September 30, 2008, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

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

2.  Leases:
The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, North Dakota and Ohio.

As of September 30, 2008, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company eight hundred and seventy-three properties. Substantially all of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) except for ten properties which are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

3. Commitments and Contingencies:
In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of September 30, 2008, the Company leased eight hundred seventy-three of its one thousand sixty-nine properties on a long-term triple-net basis to Marketing under the Marketing Leases (see footnote 2). A substantial portion of the Company’s revenues (75% for the three months ended September 30, 2008), are derived from the Marketing Leases. Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or the Company’s relationship with Marketing, may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Even though Marketing is a wholly-owned subsidiary of Lukoil and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants and; therefore, are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through November 2008, although there is no assurance that it will continue to do so.

The Company has had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to the Company, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to the Company for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to the Company that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance, in March 2008, the Company had decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from the Company (the “Revised Subject Properties”). The Company continues its internal review of a number of possible lease modification proposals to determine, among other things, whether it would be willing to remove some or all of the Revised Subject Properties from the Marketing Leases.

The Company has decided to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties; however, if Marketing ultimately determines that its business strategy is to exit all of the properties it leases from the Company or to divest a composition of properties different from the properties comprising the Subject Properties (which may include some or all of the Revised Subject Properties), it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes the Subject Properties or the Revised Subject Properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not.

Following any modification of the Marketing Leases, the Company intends either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. The Company intends to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with the Company’s decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, the Company has decided that it cannot reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, the Company relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ending 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

The Company has reserved $10,109,000 and $10,494,000 as of September 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced the Company’s net earnings but did not impact the Company’s cash flow from operating activities. The Company has not provided a deferred rent receivable reserve related to the Remaining Properties since, based on the Company’s assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to the Remaining Properties of $22,726,000 as of September 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. The Company anticipates that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although the Company  has adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, the Company believes that no impairment charge was necessary for the Subject Properties as of September 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not material.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, the Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations or if the Company’s assumptions regarding the ultimate allocation methods and share of responsibility that it used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of September 30, 2008 or December 31, 2007. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company based on its assumptions and analysis of information currently available to it) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the proposed modification of the Marketing Leases or other factors.

The Company cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company accrues for such liabilities; if the Company is unable to promptly relet or sell the properties subject to the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is obligated to pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2008 and December 31, 2007 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of September 30, 2008 and December 31, 2007, the Company had accrued $1,671,000 and $2,575,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of underground storage tanks (“USTs” or “UST”) and soil remediation at a property that had been leased to and operated by Marketing. The Company believes Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. The Company has filed a third party claim against Marketing for indemnification in this matter, which claim is currently being actively litigated. Trial is anticipated to be scheduled for the first quarter of 2009. It is possible that the Company’s assumption that Marketing will be ultimately responsible for this claim may change, which may result in the Company providing an accrual for this and other matters.

In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection (“NJDEP”) that the Company is one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. The Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

From October 2003 through September 2008, the Company was notified that the Company was made party to fifty-two cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. At this time, the Company has been dismissed from eight of the cases initially filed against it. A significant number of the named defendants other than the Company have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which the Company is a party. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2008 and December 31, 2007, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $290,000 and $310,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the nine months ended September 30, 2008 and 2007 include, in general and administrative expenses, a credit of $72,000 and a charge of $81,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4. Credit and Interest Rate Swap Agreements
As of September 30, 2008, borrowings under the Credit Agreement, described below, were $134,750,000, bearing interest at a weighted-average effective rate of 4.7% per annum. The weighted-average effective rate is based on $89,750,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%.

The Company has a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of September 30, 2008, the applicable margin is 0.0% for base rate borrowings and will decrease to 1.0% in the fourth quarter for LIBOR rate borrowings.

Subject to the terms of the Credit Agreement, the Company has the option to extend the term of the credit agreement for one additional year and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company’s ability to incur debt, pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on the Company’s business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

The Company entered into a $45,000,000 LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of September 30, 2008, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of September 30, 2008 and December 31, 2007, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the nine months ended September 30, 2008 or 2007 representing the hedge’s ineffectiveness. At September 30, 2008 and December 31, 2007, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $2,164,000 and $2,299,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company has recorded a gain (loss) in the fair value of the Swap Agreement related to the effective portion of the interest rate contract totaling $135,000 and $(403,000), respectively, in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The accumulated comprehensive loss will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The valuation of the Swap Agreement is determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. As of September 30, 2008, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.

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

Of the eight hundred seventy-three properties leased to Marketing as of September 30, 2008, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred ninety-six retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company will be required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. See footnote 3 for contingencies related to Marketing and the Marketing Leases.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2008, the Company had regulatory approval for remediation action plans in place for two hundred fifty-five (94%) of the two hundred seventy-one properties for which it continues to retain environmental responsibility and the remaining sixteen properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-two properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $2,801,000 and $4,350,000 for the nine months ended September 30, 2008 and 2007, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of September 30, 2008 and December 31, 2007 and 2006, the Company had accrued $17,827,000, $18,523,000 and $17,201,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2008 and December 31, 2007 and 2006, the Company had also recorded $4,570,000, $4,652,000 and $3,845,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,871,000 and $13,356,000 as of December 31, 2007 and 2006, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $601,000 and $648,000 of net accretion expense has been recorded during the nine months ended September 30, 2008 and 2007, respectively, substantially all of which is included in environmental expenses.

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

6.  Shareholders’ Equity
A summary of the changes in shareholders' equity for the nine months ended September 30, 2008 is as follows (in thousands, except share amounts)

				Dividends	Accumulated
				Paid In	Other
	Common Stock		Paid-in	Excess Of	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2007	24,765,065	$248	$258,734	$(44,505)	$(2,299)	$212,178
Net earnings				32,495		32,495
Dividends declared				(34,759)		(34,759)
Stock-based employee compensation expense			239			239
Net unrealized gain on interest rate swap					135	135
Stock issued	620	-	11			11
Balance, September 30, 2008	24,765,685	$248	$258,984	$(46,769)	$(2,164)	$210,299
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2008 or December 31, 2007.

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

Retail Petroleum Marketing Business
We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of September 30, 2008, we leased eight hundred seventy-three of our one thousand sixty-nine properties on a long-term basis principally under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and supplemental leases for ten properties with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”) to our primary tenant, Getty Petroleum Marketing Inc. (“Marketing”) Marketing was spun-off to our shareholders as a separate publicly held company in March 1997 and, in December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

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

Developments Related to Marketing and the Marketing Leases
A substantial portion of our revenues (75% for the three months ended September 30, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Through November 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

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

We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008, we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from us (the “Revised Subject Properties”). We continue our internal review of a number of possible lease modification proposals to determine, among other things, whether we would be willing to remove some or all of the Revised Subject Properties from the Marketing Leases.

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

As a result of any modification of the Marketing Leases, we intend either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties; in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we have decided that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ending 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

We have reserved $10.1 million and $10.5 million as of September 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced our net earnings and our funds from operations but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” below. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.7 million as of September 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we have adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of September 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not material.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2008 or December 31, 2007. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement.

Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the proposed modification of the Marketing Leases or other factors.

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

We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to promptly relet or sell the properties subject to the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected.

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

We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Accounting Disclosure Rules and Practices Training Material, Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing subleases our properties to approximately eight hundred independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could relet these properties to the existing subtenants who operate their convenience stores, automotive repair services or other businesses at our properties, or to others, at market rents; although we cannot accurately predict if, when, or on what terms, such properties would be re-let. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are unable to resolve this outstanding comment.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net earnings	$10,489	$12,846	$32,495	33,307

Depreciation and amortization of real estate assets	2,875	2,614	8,638	7,186
Gains on dispositions of real estate	(490)	(3,948)	(2,395)	(5,386)
Funds from operations	12,874	11,512	38,738	35,107
Deferred rental revenue (straight-line rent)	(485)	(571)	(1,285)	(1,922)
Net amortization of above-market and below-market leases	(198)	(388)	(600)	(942)
Adjusted funds from operations	12,191	$10,553	$36,853	$32,243
Diluted per share amounts:
Earnings per share	$0.42	$0.52	$1.31	$1.34
Funds from operations per share	$0.52	$0.46	$1.56	$1.42
Adjusted funds from operations per share	$0.49	$0.43	$1.49	$1.30

Diluted weighted-average shares outstanding	24,773	24,792	24,774	24,788

Results of operations
Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues from rental properties were $20.4 million for the three months ended September 30, 2008 as compared to $20.0 million for the three months ended September 30, 2007. We received approximately $15.1 million in the three months ended September 30, 2008 and $14.8 million in the three months ended September 30, 2007 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.6 million in the three months ended September 30, 2008 and $4.2 million in the three months ended September 30, 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, which was partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $0.5 million for the three months ended September 30, 2008, as compared to $0.6 million for the three months ended September 30, 2007, recorded as required by GAAP, related to the fixed rent increases scheduled under certain leases with tenants. The aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. Revenues from rental properties also includes net amortization of above-market and below-market leases, related to the properties acquired at the end of the first quarter in 2007 of $0.2 million for the three months ended September 30, 2008, as compared to $0.4 million for the three months ended September 30, 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.3 million for each of the three month periods ended September 30, 2008 and September 30, 2007.

Environmental expenses, net for the three months ended September 30, 2008 were $2.3 million as compared to $2.8 million recorded for the three months ended September 30, 2007. Change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, was $1.4 million for the three months ended September 30, 2008, as compared to $1.9 million recorded in the prior year period. The decrease in environmental expenses was also due to lower loss provisions recorded for environmental related litigation reserves, which decreased by $0.4 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

General and administrative expenses were $1.5 million for each of the three month periods ended September 30, 2008 and September 30, 2007.

Depreciation and amortization expense was $2.8 million for the three months ended September 30, 2008, as compared to $2.6 million recorded for the three months ended September 30, 2007. The increase was primarily due to the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing and property acquisitions, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

As a result, total operating expenses decreased by approximately $0.4 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

Interest expense was $1.7 million for the three months ended September 30, 2008, as compared to $2.3 million for the three months ended September 30, 2007. The decrease was primarily due to a reduction in interest rates.

Other income, net was $0.2 million for the three months ended September 30, 2008, as compared to $1.4 million for the three months ended September 30, 2007. The decrease in other income, net was primarily due to a $1.3 million reduction in gains on dispositions of real estate.

Earnings from discontinued operations for the three months ended September 30, 2008 and 2007 include the operating results and gains from the disposition of eight properties sold in 2008 and eleven properties sold in 2007, which results applicable to the three months ended September 30, 2008 and 2007 have been reclassified from earnings from continuing operations. Earnings from discontinued operations, primarily comprised of gains on dispositions of real estate, were $0.5 million for the three months ended September 30, 2008, as compared to $2.9 million for the three months ended September 30, 2007. The decrease in earnings from discontinued operations was primarily due to a $2.1 million reduction in gains on dispositions of real estate.

The aggregate gain on dispositions of real estate, included in both other income and discontinued operations, was $0.5 million for the three months ended September 30, 2008, as compared to $3.9 million for the three months ended September 30, 2007. Gains on disposition of real estate decreased by an aggregate of $3.4 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

As a result, net earnings decreased by $2.3 million to $10.5 million for the three months ended September 30, 2008, as compared to $12.8 million for the three months ended September 30, 2007. Earnings from continuing operations increased by $0.1 million to $10.0 million for the three months ended September 30, 2008, as compared to $9.9 million for the three months ended September 30, 2007.

For the three months ended September 30, 2008, FFO increased by $1.4 million to $12.9 million, as compared to $11.5 million for the three months ended September 30, 2007, and AFFO increased by $1.6 million to $12.2 million. Certain items, which are included in the changes in net earnings, are excluded from the changes in FFO and AFFO. The increase in FFO for the three months ended September 30, 2008 was primarily due to the changes in net earnings but excludes the $0.3 million increase in depreciation and amortization expense and the $3.4 million decrease in gains on disposition of real estate. The increase in AFFO for the three months ended September 30, 2008 also excludes a $0.1 million decrease in deferred rental revenue and a $0.2 million decrease in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share decreased by $0.10 per share to $0.42 per share for the three months ended September 30, 2008, as compared to $0.52 per share for the three months ended September 30, 2007. Diluted FFO per share increased by $0.06 per share for the three months ended September 30, 2008 to $0.52 per share, as compared to the three months ended September 30, 2007. Diluted AFFO per share increased by $0.06 per share for the three months ended September 30, 2008 to $0.49 per share, as compared to the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues from rental properties were $60.8 million for the nine months ended September 30, 2008, as compared to $58.1 million for the nine months ended September 30, 2007. We received approximately $45.4 million in rent for the nine months ended September 30, 2008 and $44.7 million in rent for the nine months ended September 30, 2007 from properties leased to Marketing under the Marketing Leases. We also received rent of $13.6 million in the nine months ended September 30, 2008 and $10.8 million in the nine months ended September 30, 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in 2007 and rent escalations, which was partially offset by the effect of dispositions of real estate and lease expirations. In addition, revenues from rental properties include deferred rental revenues of $1.2 million for the nine months ended September 30, 2008, as compared to $1.7 million for the nine months ended September 30, 2007. Revenues from rental properties also includes net amortization of above-market and below-market leases, related to the properties acquired at the end of the first quarter in 2007, of $0.6 million for the nine months ended September 30, 2008, as compared to $0.9 million for the prior year period.

Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $7.0 million for the nine months ended September 30, 2008 which was comparable to $7.1 million recorded for the nine months ended September 2007.

Environmental expenses, net for the nine months ended September 30, 2008 were $5.0 million as compared to $6.9 million recorded for the nine months ended September 30, 2007. Change in estimated environmental costs, net of estimated recoveries from state underground storage tank funds, was $2.8 million for the nine months ended September 30, 2008, as compared to $4.3 million recorded in the prior year period. The decrease in environmental expenses was also due to lower loss provisions recorded for environmental related litigation reserves, which decreased by $0.7 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2008 were $5.2 million as compared to $4.8 million recorded for the nine months ended September 30, 2007. The increase in general and administrative expense was due to higher professional fees associated with the previously disclosed potential modification of the Marketing Leases and related matters.

Depreciation and amortization expense was $8.6 million for the nine months ended September 30, 2008, as compared to $7.1 million recorded for the nine months ended September 30, 2007. The increase was primarily due to properties acquired in 2007 and the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

Interest expense was $5.3 million for the nine months ended September 30, 2008, as compared to $5.5 million for the nine months ended September 30, 2007. The decrease was primarily due to a reduction in interest rates, partially offset by increased borrowings used to finance the acquisition of properties in 2007.

Other income, net was $0.7 million for the nine months ended September 30, 2008, as compared to $1.8 million for the nine months ended September 30, 2007. The decrease in other income, net was primarily due to a $1.3 million reduction in gains on dispositions of real estate.

Earnings from discontinued operations for the nine months ended September 30, 2008 and 2007 include the operating results and gains from the disposition of eight properties sold in 2008 and eleven properties sold in 2007, which results applicable to the nine months ended September 30, 2008 and 2007 have been reclassified from earnings from continuing operations. Earnings from discontinued operations, primarily comprised of gains on dispositions of real estate, were $2.2 million for the nine months ended September 30, 2008, as compared to $4.7 million for the nine months ended September 30, 2007. The decrease in earnings from discontinued operations was primarily due to a $1.7 million reduction in gains on dispositions of real estate.

The aggregate gain on dispositions of real estate, included both in other income and discontinued operations was $2.4 million for the nine months ended September 30, 2008, as compared to $5.4 million for the nine months ended September 30, 2007. Gains on disposition of real estate decreased by an aggregate of $3.0 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

As a result, net earnings decreased by $0.8 million to $32.5 million for the nine months ended September 30, 2008, as compared to $33.3 million for the nine months ended September 30, 2007. Earnings from continuing operations increased by $1.7 million to $30.3 million for the nine months ended September 30, 2008, as compared to $28.6 million for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, FFO increased by $3.6 million to $38.7 million, as compared to $35.1 million for the nine months ended September 30, 2007, and AFFO increased by $4.7 million to $36.9 million. Certain items, which are included in the changes in net earnings, are excluded from the changes in FFO and AFFO. The increase in FFO for the nine months ended September 30, 2008 was primarily due to the changes in net earnings but excludes the $1.5 million increase in depreciation and amortization expense and the $3.0 million decrease in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2008 also excludes a $0.5 million decrease in deferred rental revenue and a $0.3 million decrease in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share decreased by $0.03 per share to $1.31 per share for the nine months ended September 30, 2008, as compared to $1.34 per share for the nine months ended September 30, 2007. Diluted FFO per share increased by $0.14 per share for the nine months ended September 30, 2008 to $1.56 per share, as compared to the nine months ended September 30, 2007. Diluted AFFO per share increased by $0.19 per share for the nine months ended September 30, 2008 to $1.49 per share, as compared to the nine months ended September 30, 2007.

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

The recent disruption in the credit markets and the resulting impact on the availability of funding generally may limit our access to one or more funding sources. In addition, we expect that the costs associated with any additional borrowings we may undertake may be adversely impacted, as compared to such costs prior to the disruption of the credit markets. The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our credit agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit agreement. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.

We have a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2008, the applicable margin is 0.0% for base rate borrowings and will decrease to 1.0% in the fourth quarter for our LIBOR rate borrowings.

Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. We do not expect to exercise our option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on our business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement.

We entered into a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of September 30, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

Total borrowings outstanding under the Credit Agreement at September 30, 2008 were $134.8 million, bearing interest at a weighted-average effective rate of 4.7% per annum. The weighted-average effective rate is based on $89.8 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25%. We had $40.2 million available under the terms of the Credit Agreement as of September 30, 2008. The increase in our borrowings under the Credit Agreement during 2007 relate primarily to borrowings used to fund acquisitions.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. Capital expenditures, including acquisitions, for the nine months ended September 30, 2008 and 2007 amounted to $6.0 million and $89.4 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue public debt or equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $34.6 million and $34.1 million for the nine months ended September 30, 2008 and 2007, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.47 per share each quarter ($1.88) per share, or $46.7 million, on an annual basis), and commenced doing so with the quarterly dividend declared in August 2008. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above, there is no assurance that we will be able to continue to pay dividends at the rate of $0.47 per share per quarter, if at all.

Critical Accounting Policies

Our accompanying unaudited interim consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

Environmental Matters

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“USTs” or “UST”) and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available.

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

It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if our tenants fail to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price. (See developments related to Marketing and the Marketing Leases in “General - Developments Related to Marketing and the Marketing Leases” above for additional information.)

We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. We believe Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify us for the claim. We have filed a third party claim against Marketing for indemnification in this matter, which claim is currently being actively litigated. Trial is anticipated to be scheduled for the first quarter of 2009. It is possible that our assumption that Marketing will be ultimately responsible for this claim may change, which may result in our providing an accrual for this and other matters.

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of September 30, 2008 and December 31, 2007 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for one hundred ninety-six scheduled retail properties.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of September 30, 2008, we have regulatory approval for remediation action plans in place for two hundred fifty-five (94%) of the two hundred seventy-one for which we continue to retain remediation responsibility and the remaining sixteen properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-two properties where we have received “no further action” letters.

As of September 30, 2008, we had accrued $13.2 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $17.8 million of estimated environmental obligations and liabilities offset by $4.6 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $3.4 million and $2.5 million, respectively, for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, the net change in estimated remediation cost and accretion expense included in our consolidated statements of operations amounted to $2.8 million and $4.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $6.8 million. Accordingly, the environmental accrual as of September 30, 2008 was increased by $2.6 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2008 was then further increased by $0.8 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.7 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2008 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the nine months ended September 30, 2008 would not have changed significantly if these changes in the assumptions were made effective December 31, 2007.

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

In September 2003, we were notified by the State of New Jersey Department of Environmental Protection (the “NJDEP”) that we are one of approximately sixty potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most, if not all, of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

From October 2003 through September 2008, we were notified that we were made party to fifty-two cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. At this time, we have been dismissed from eight of the cases initially filed against it. A significant number of the named defendants other than us have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which we are a party. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding the developments related to Marketing and the Marketing Leases included in “Developments Related to Marketing and the Marketing Leases” and elsewhere in this Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties or the Revised Subject Properties from the Marketing leases; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is probable that we will collect the deferred rent receivable related to the Remaining Properties; our belief that no impairment charge is necessary for the Subject Properties or the additional properties included within the list of Revised Subject Properties; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to relet properties at market rents or sell properties; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our Swap Agreement and our expectation that we will not settle the Swap Agreement prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein, those described in “Developments Related to Marketing and the Marketing Leases” herein, and other risks that we describe from time to time in our filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; adverse developments in general business, economic or political conditions; our unresolved SEC comment; competition for properties and tenants; risk of performance of our tenants of their lease obligations, tenant non-renewal and our ability to relet or sell vacant properties; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; exposure to counterparty risk; the risk of loss of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; risks associated with owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to pay dividends; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement. Our Credit Agreement, which expires in June 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2008, the applicable margin is 0.0% for base rate borrowings and will decrease to 1.0% in the fourth quarter for our LIBOR rate borrowings.

Total borrowings outstanding under the Credit Agreement at September 30, 2008 were $134.8 million, bearing interest at a weighted-average rate of 3.9% per annum, or a weighted-average effective rate of 4.7% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on $89.8 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25%. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. In October 2008, due to an increase in LIBOR rates and a decrease in the base rate, we converted the then $84.9 million of outstanding LIBOR rate borrowings floating at market rates from LIBOR at 3.75% plus a margin of 1.25% to the base rate of 4.5% plus a margin of 0.0%.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2008 has not increased significantly, as compared to December 31, 2007. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of September 30, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we are, and will be, exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the Swap Agreement. As of September 30, 2008, our borrowings exceeded the notional amount of the Swap Agreement by $89.8 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

We entered into the $45.0 million notional five year interest rate Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. Although the Swap Agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $137.0 million for 2008, an increase in market interest rates of 0.5% for the remainder of 2008 would decrease our 2008 net income and cash flows by $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our Credit Agreement borrowings that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $137.0 million average outstanding borrowings during the third quarter of 2008 is indicative of our future average borrowings for the remainder of 2008 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1991, an action was commenced against us in the Court of Common Pleas of Berks County, PA seeking reimbursement for cleanup costs claimed to have been incurred as a result of a petroleum release. Sun Company, Inc., Exxon Company, U.S.A. and Atlantic Richfield Company were joined as defendants. The case has been preliminarily settled by all defendants on the proposed basis of an aggregate cash payment to the plaintiff and full releases and dismissal of claims against each of the defendants. Our contribution to the aggregate payment is for an amount that is not material to us. Settlement documentation has been circulated and is expected to be executed and delivered in the ordinary course.

From October 2003 through September 2008, we were made a party to fifty-two cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate possible amount of damages and the method of allocating such amounts among the remaining defendants have not been determined. At this time, we have been dismissed from eight of the cases initially filed against us. The Federal District Court has broken out for initial process four focus cases from the consolidated Multi-District Litigation being heard in the Southern District of New York. Three of these four focus cases name us as a defendant. One of the focus cases to which we are a party was set for trial in September 2008. However, all of the named defendants in this first focus case, other than us and one other non-refiner defendant, entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which we are a party, including one of the other initial focus cases. As a result of the multi-party settlement which affected two of the focus cases, the Court vacated the September 2008 trial date for the first focus case, and further scheduling of trial for the first focus case and one of the other focus cases to which we are  a named defendant remains open at this time. In addition to other considerations, given that these two focus cases now involve only us and one other non-refiner as defendants, it is not possible at this time to assess whether and to what extent we will have liability in connection with these two focus cases. Trial in the third focus case in which we have been named a defendant is anticipated to be scheduled for sometime in 2009. We participate in a joint defense group with the goal of sharing expert and other costs with the other defendants, and we also have separate counsel defending our interests. We are vigorously defending these matters.  Our ultimate legal and financial liability, if any, in connection with the existing litigation cannot be estimated with any certainty at this time.

In December 2005, an action was commenced against us in the Superior Court in Providence, Rhode Island, by the owner of a pier that is adjacent to one of our terminals that is leased to Marketing seeking monetary damages of approximately $500,000 representing alleged costs related to the ownership and maintenance of the pier for the period from January 2003 through September 2005. We do not believe that we have any legal, contractual or other responsibility for such costs, and we are vigorously defending against this action. Additionally, we believe that, under the terms of the Master Lease, Marketing is responsible for such costs, and we tendered the matter to it for defense and indemnification. Marketing has denied liability for the claim. After Marketing declined to accept our tender for the claim, we filed a third-party claim against Marketing for defense and indemnity. In May, 2008, the US District Court (to which the case had been removed from state court) granted our motion for summary judgment against the plaintiff on all claims. The plaintiff has appealed this decision to the Court of Appeals. We intend to pursue our claim against Marketing for indemnification, which had been tolled pending resolution of the litigation at the trial level.

In April 2006, we were added as a defendant in an action in the Superior Court of New Jersey, Middlesex County, filed by a property owner claiming damages against multiple defendants for remediation of contaminated soil. The basis for prosecuting the claim against us is corporate successor liability. The matter was settled in July 2008 in consideration for a payment by us of $600,000, which was made in the third quarter of 2008, plus an additional maximum contingent amount of $40,000 relating to possible future liability for certain third party claims.

In July 2007, subsidiaries of the Company were notified of the commencement of three actions by the New Jersey Department of Environmental Protection (“NJDEP’) seeking Natural Resource Damages (“NRDs”) arising out of petroleum releases which occurred years ago at properties owned or leased by us. Answers to the complaints and discovery requests were filed by us in each of these cases. The accuracy of the allegations as they relate to us, the legal right of the NJDEP to claim NRDs in these actions, the viability of our defenses to such claims, the legal basis for determining the amount of the NRDs, and the method of allocating damages, if any, between defendants have not yet been determined. In September, 2008, we agreed with NJDEP to a stipulation of dismissal of one of the NRD cases, under which the claims raised in the New Jersey State Court action would be dismissed but without prejudice to the NJDEP’s right to reassert the same claims in complaints brought in the Federal District Court to be heard in the Multi-District MTBE cases currently pending against us. It is expected that stipulations will be entered into with respect to the other two NRD cases brought by the NJDEP, and such other cases will be similarly dismissed without prejudice. We anticipate that the NJDEP will reassert in the Multi-District MTBE litigation its claims it has stipulated (or is expected to stipulate) to dismissal in state court.

In August, 2008, we were notified by the New York Environmental Protection and Spill Compensation Fund (“NY Spill Fund”) that we and another party had been named as allegedly responsible for certain petroleum contamination discovered in 2007 in Rockaway Beach, New York. The claimant in the matter is a property developer who alleges to have incurred approximately $434,000 in petroleum-related remediation costs as a result of contamination on its property which allegedly derive from two reported spills: one dating back to 1995 at an adjacent site formerly owned by us, and the other occurring in 2006, at an adjacent site owned by the other respondent named in the action. In September 2008, the same claimant also commenced a lawsuit in the New York State Supreme Court against us and the other allegedly responsible party to recover damages based upon the same set of facts. We deny responsibility for any contamination that is the subject of the complaint and also contest the amount of the claim. We are vigorously defending the claims against us and has asserted cross claims against the other party.

In September 2008, we received a directive from the NJDEP calling for a remedial investigation and cleanup, by us and other named parties, of petroleum-related contamination found at a retail motor fuel and auto service property. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We believe that we do not share responsibility for the alleged liability. We have received an extension of time from the NJDEP to respond to the directive while we undertake to investigate the relevant facts and history. We are also reviewing our basis for a claim for defense and indemnity against Marketing as the successor to the gasoline distribution business from which this action derives. At this time, we cannot estimate our legal and financial liability in this matter.

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and note 3 to our consolidated financial statements in such Form 10-K, and to note 3 to our accompanying unaudited consolidated financial statements which appears in  this Quarterly Report on Form 10-Q for additional information.

Item 1A.  Risk Factors

This Item should be read in conjunction with “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 for factors that could affect the Company’s results of operations, financial condition and liquidity. Other than with respect to the risk factors below, there have been no material changes in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors disclosed below and in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 should be read in conjunction with this Quarterly Report on Form 10-Q.

Adverse developments in general business, economic, or political conditions could have a material adverse effect on us.

Our revenues are dependent on the economic success of our tenants and any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends and stock price. Adverse developments in general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us.

We are dependent on external sources of capital which may not be available on favorable terms, if at all.

We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to or cost of capital. In addition, we may be unable to pursue equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. Moreover, additional equity offerings may result in substantial dilution of shareholders’ interests, and additional debt financing may substantially increase our leverage. Our ability to access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, limitations on future indebtedness imposed under our Credit Agreement and the market price of our common stock.

The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our the Credit Agreement. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due in 2011, which could have a material adverse effect on us.

Our ability to meet the financial and other covenants relating to our Credit Agreement may be dependent on the performance of our tenants, including Marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. For additional information with respect to The Marketing Environmental Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developments Related to Marketing and the Marketing Leases”, in this Quarterly Report on Form 10-Q. If we are not in compliance with one or more of our covenants which, if not complied with could result in an event of default under our Credit Agreement, there can be no assurance that our lenders would waive such non-compliance. A default under our Credit Agreement, if not cured or waived, whether due to a loss of our REIT status, a material adverse effect on our business, financial condition or prospects, a failure to comply with financial and certain other covenants in the Credit Agreement or otherwise, could result in the acceleration of all of our indebtedness under our Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price.

We are exposed to counterparty credit risk and there can be no assurances that we will manage or mitigate this risk effectively.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to, Marketing as our primary tenant, and the members of the Bank Syndicate that are counterparties to our Credit Agreement as our primary source of financing. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either reletting or selling our vacant properties.

We are subject to risks that financial distress or default of our existing tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. We are subject to risks that the terms of renewal or reletting our properties (including the cost of required renovations or environmental remediation) may be less favorable than current lease terms, or that the values of our properties that we sell may be adversely affected by market conditions. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties. The financial distress or default of our tenants may also lead to protracted, more complex, expensive or burdensome processes for retaking control of our properties than would otherwise be the case, including as a possible consequence of bankruptcy, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us, such as Marketing. For additional information with respect to concentration of tenant risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developments Related to Marketing and the Marketing Leases”, in this Quarterly Report on Form 10-Q.

In addition, numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents charged. The United States economy is currently undergoing a period of slowdown, which some economists view as a recession, and the future economic environment may continue to be less favorable than that of recent years. Under unfavorable market conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. Unfavorable market conditions may also negatively impact our ability to relet or sell our properties.

If our tenants do not perform their lease obligations, or we were unable to renew existing leases and promptly recapture and relet or sell vacant locations; or if lease terms upon renewal or reletting were less favorable than current lease terms, or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, bankruptcy or default; our cash flow could be significantly adversely affected.

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

A substantial portion of our revenues (75% for the three months ended September 30, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price. Through November 2008, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

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

We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008, we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. In the second quarter of 2008, Marketing revised the list of properties that it proposed be removed from the Marketing Leases to include approximately 45% of the properties it leases from us (the “Revised Subject Properties”). We continue our internal review of a number of possible lease modification proposals to determine, among other things, whether we would be willing to remove some or all of the Revised Subject Properties from the Marketing Leases.

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

As a result of any modification of the Marketing Leases, we intend either to relet or sell the properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for the properties subject to the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties; in the event that the Subject Properties or other properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we have decided that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ending 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company.

We have reserved $10.1 million and $10.5 million as of September 30, 2008 and December 31, 2007, respectively, of the deferred rent receivable due from Marketing. The reserve represents the full amount of the deferred rent receivable recorded related to the Subject Properties as of those respective dates. Providing the non-cash deferred rent receivable reserve in the fourth quarter of 2007 reduced our net earnings and our funds from operations but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “General — Supplemental Non-GAAP Measures” which appears in this Quarterly Report on Form 10-Q. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.7 million as of September 30, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we have adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of September 30, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the quarter ended March 31, 2008 was not material.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2008 or December 31, 2007. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement.

Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether the Revised Subject Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for the Remaining Properties, (iii) potential impairment of the Subject Properties or the Revised Subject Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject Properties or the Revised Subject Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the proposed modification of the Marketing Leases or other factors.

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

GETTY REALTY CORP.
(Registrant)

Dated: November 5, 2008	BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer

Dated: November 5, 2008	BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief Executive
Officer