Form 10-K
period 2008-12-31
GETTY REALTY CORP /MD/
filed 2009-03-03
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13777

GETTY REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	11-3412575

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

125 Jericho Turnpike, Suite 103, Jericho, New York	11753

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 478-5400

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates (17,354,865 shares of common stock) of the Company was $250,083,605 as of June 30, 2008.

The registrant had outstanding 24,766,166 shares of common stock as of March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2008 pursuant to Regulation 14A.

III

ii

Cautionary Note Regarding Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined below in this Annual Report on Form 10-K.) Examples of forward-looking statements include statements regarding the developments related to our primary tenant, Getty Petroleum Marketing Inc. (“Marketing”) which is a wholly owned subsidiary of OAO LUKoil (“Lukoil”), and the Marketing Leases (as defined below) included in “Item 1A. Risk Factors” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developments Related to Marketing and the Marketing Leases” and elsewhere in this Annual Report on Form 10-K; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities (as defined below); our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties (as defined below) or the Revised Subject Properties (as defined below) from the Marketing Leases; our ability to predict if or when the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is probable that we will collect the deferred rent receivable related to the Remaining Properties (as defined below); our belief that no impairment charge is necessary for the Subject Properties or the additional properties included within the list of Revised Subject Properties; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to re-let properties at market rents or sell properties; our belief that we do not have a material liability for offers and sales of our securities made pursuant to registration statements that did not contain the financial statements or summarized financial data of Marketing; our expectations regarding future acquisitions; our ability to maintain our federal tax status as a real estate investment trust (“REIT”); the probable outcome of litigation or regulatory actions; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition; results of operations, liquidity, ability to pay dividends and stock price our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest rate swap agreement and our expectation that we will not settle the interest rate swap agreement prior to its maturity; the expectation that the Credit Agreement (as defined below) will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; our assessment as to the adequacy of our insurance coverage; our belief that Marketing had vacancies and/or removed the gasoline tanks and related equipment at what may be as much as 10% or more of the properties subject to the Marketing Leases; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

          These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Item 1A. Risk Factors” and other risks that we describe from time to time in our other filings with the Securities and Exchange Commission (“SEC”)), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward- looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; adverse developments in general business, economic or political conditions our unresolved SEC comment; competition for properties and tenants; risk of performance of our tenants of their lease obligations, tenant non-renewal and our ability to re-let or sell vacant properties; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; the exposure to counterparty risk; the risk of loss of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; risks associated with owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to pay dividends; and terrorist attacks and other acts of violence and war. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and/or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are described from time to time in our other filings with the SEC.

          You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Overview

          Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2008, we owned eight hundred seventy-eight properties and leased one hundred eighty-two additional properties. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, Ohio and North Dakota.

          Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. As of December 31, 2008, we leased approximately 82% of our owned and leased properties on a long-term basis to Getty Petroleum Marketing Inc. (“Marketing”). Marketing is wholly-owned by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing generally subleases our retail properties to distributors and retailers who are responsible for the actual operations at the locations and operate their convenience stores, automotive repair services or other businesses at our properties. (For information regarding factors that could adversely affect us relating to Marketing or our other lessees, see “Item 1A. Risk Factors”. For additional information regarding developments related to Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

          We are self-administered and self-managed by our experienced management team, which has over ninety-eight years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when appropriate opportunities arise.

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

          Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997 (the “Spin-Off”). At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Following the Spin-Off, Marketing held the assets and liabilities of our petroleum marketing operations and a portion of our home heating oil business, and we continued to operate primarily as a real estate company specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. We acquired Power Test Investors Limited Partnership (the “Partnership”) in 1998, thereby acquiring fee title to two hundred ninety-five properties we had previously leased from the Partnership and which the Partnership had acquired from Texaco in 1985. We later sold the remaining portion of our home heating oil business. As a result, we are now exclusively engaged in the ownership, leasing and management of real estate assets, principally in the petroleum marketing industry.

          Marketing was acquired by a U.S. subsidiary of Lukoil in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary lease (the “Master Lease”) with Marketing. As of December 31, 2008, Marketing leased from us eight hundred fifty-four properties under the Master Lease and ten properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). Eight hundred fifty-five of the properties leased to Marketing are retail motor fuel and convenience store properties and nine of the properties are petroleum distribution terminals. Seven hundred ten of the properties leased to Marketing are owned by us and one hundred fifty-four of the properties are leased by us from third parties. The Master Lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty® trademarks to Marketing on an exclusive basis in its marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

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

Real Estate Business

          The operators of our properties are primarily distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience store products, has helped provide one-stop shopping for consumers and we believe represented a driving force behind the industry’s historical growth. In addition, approximately twenty of our properties are directly leased by us to others for other uses such as fast food restaurants, automobile sales and other retail purposes. In those instances where we determine that the highest and best use for our properties is no longer a retail motor fuel outlet, we will seek alternative tenants or buyers for such properties as opportunities arise.

          Revenues from rental properties for the year ended December 31, 2008 were $81.2 million which is comprised of $78.6 million of lease payments received and $2.5 million of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants and amortization of above-market and below-market rent for acquired in-place leases. In 2008, we received lease payments from Marketing aggregating approximately $60.3 million (or 77%) of the $78.6 million lease payments received. We are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from subtenants who operate our properties. As permitted under the terms of our leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.) You can find more information about our revenues, profits and assets by referring to the financial statements and supplemental financial information in “Item 8. Financial Statements and Supplementary Data”.

          As of December 31, 2008, we owned fee title to eight hundred sixty-nine retail motor fuel, convenience store and other retail properties and nine petroleum distribution terminals. We also leased one hundred eighty-two retail motor fuel, convenience store and other retail properties. Our typical property is used as a retail motor fuel and/or convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, Ohio and North Dakota. Approximately one-half of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. We lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.

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

Regulation

          We are subject to numerous existing federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“UST” or “USTs”) and other equipment. Petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to UST failures. Our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties.

          We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position. (For additional information with respect to pending environmental lawsuits and claims see “Item 3. Legal Proceedings”.)

          Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2008, we have regulatory approval for remediation action plans in place for two hundred forty-nine (95%) of the two hundred sixty-two properties for which we continue to retain remediation responsibility and the remaining thirteen properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-four properties where we have received “no further action” letters.

          Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to our tenants under the terms of our leases and various other agreements between our tenants and us. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

          It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counterparty fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

          For additional information please refer to “Item 1A. Risk Factors” and to “General – Developments Related to Marketing and the Marketing Leases,” “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. of this Annual Report on Form 10-K.

Personnel

          As of February 1, 2009, we had sixteen employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

          Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

          We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations liquidity, ability to pay dividends and/or stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

We are subject to risks inherent in owning and leasing real estate.

          We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, our risks include, among others:

•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and declining rental rates,

•	difficulty in re-letting properties on favorable terms or at all,

•	impairments in our ability to collect rent payments when due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	the potential for uninsured casualty and other losses,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations, and

•	acts of terrorism and war.

          Each of these factors could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Adverse developments in general business, economic, or political conditions could have a material adverse effect on us.

          Adverse developments in general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks we are subject to. The general economic conditions in the United States are, and for an extended period of time may be, significantly less favorable than that of recent years. Among other effects, adverse economic conditions could depress real estate values, impact our ability to re-let or sell our properties and have and adverse effect on our tenants’ level of sales and financial performance generally. Our revenues are dependent on the economic success of our tenants and any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends and/or stock price.

Because our revenues are primarily dependent on the performance of Getty Petroleum Marketing Inc., our primary tenant, in the event that Marketing cannot or will not perform its rental, environmental and other obligations under the Marketing Leases, or if the Marketing Leases are modified significantly or terminated, or if it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for rental revenue or environmental liabilities related to the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price could be materially adversely affected. No assurance can be given that Marketing will have the ability to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases.

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

          A substantial portion of our revenues (75% for the year ended December 31, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price. Through March 2009, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has in prior periods provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

          In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when the cash payment is due. We have recorded the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when the payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments when due during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a regular basis and such assessments and assumptions are subject to change.

          We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and in 2007, during the course of such discussions, Marketing has proposed to (i) remove approximately 40% of the properties (“the Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments, and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008 we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. We have held periodic discussions with Marketing since March 2008 in our attempt to negotiate a modification of the Marketing Leases to remove the Subject Properties. Although we continue to remove individual locations from the Master Lease as mutually beneficial opportunities arise, there has been no agreement between us and Marketing on any principal terms that would be the basis for a definitive Master Lease modification agreement. If Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties, such as the revised list of properties provided to us by Marketing in the second quarter of 2008 which includes approximately 45% of the properties Marketing leases from us ( the “Revised Subject Properties”), it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

          We intend either to re-let or sell any properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties; in the event that properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

          Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we have decided that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ended December 31, 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company. We have not received Marketing’s financial results for the year ended December 31, 2008 prior to the preparation of this Annual Report on Form 10-K.

          We recorded a reserve of $10.5 million in 2007 representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007. Providing the $10.5 million non-cash deferred rent receivable reserve reduced our net earnings and our funds from operations for 2007 but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. (For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Supplemental Non-GAAP Measures”.) As of December 31, 2008 we had a reserve of $10.0 million for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $22.9 million as of December 31, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of December 31, 2008 or December 31, 2007. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement.

          Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether some or all of the Subject or Remaining Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for some or all of the Subject or Remaining Properties, (iii) potential impairment of the Subject or Remaining Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject or Remaining Properties, or (iii) accrue for Marketing Environment Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors.

          We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification to the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to promptly re-let or sell the properties subject to the Marketing Leases; or if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected.

Substantially all of our tenants depend on the same industry for their revenues.

          We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends and/or stock price. The success of participants in that industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of Marketing and our other tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline were to decline significantly. Petroleum products are commodities, the prices of which depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties.

          We are subject to risks that financial distress or default of our existing tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms of renewal or re-letting our properties (including the cost of required renovations, replacement of gasoline tanks and related equipment or environmental remediation) may be less favorable than current lease terms, or that the values of our properties that we sell may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents charged.

          In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties. The financial distress or default of our tenants may also lead to protracted, more complex, expensive or burdensome processes for retaking control of our properties than would otherwise be the case, including as a possible consequence of bankruptcy, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us, such as Marketing. (For additional information with respect to concentration of tenant risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

          If our tenants do not perform their lease obligations, or we were unable to renew existing leases and promptly recapture and re-let or sell vacant locations; or if lease terms upon renewal or re-letting were less favorable than current lease terms, or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, bankruptcy or default; our cash flow could be significantly adversely affected.

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

          The real estate business and the petroleum products industry are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-let or sell our properties on favorable terms, or at all.

          For additional information with respect to pending environmental lawsuits and claims, environmental remediation costs and estimates, and developments related to Marketing and the Marketing Leases see “Item 3. Legal Proceedings”, “Environmental Matters” and “General – Developments Related to Marketing and the Marketing Leases” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.

          We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to our tenants under the terms of our leases and various other agreements between our tenants and us. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

          We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease, and have tendered the matter for defense and indemnification from Marketing, but Marketing had denied its liability for claims and its responsibility to defend against, and indemnify us, for the claim. We have filed third party claims against Marketing for indemnification in this matter, which claim is currently being actively litigated. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this and other matters.

          It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counterparty fails to pay them.

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

          As a result of the factors discussed above, or others, compliance with environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

We are defending pending lawsuits and claims and are subject to material losses.

          We are subject to various lawsuits and claims, including litigation related to environmental matters, damages resulting from leaking USTs and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (For additional information with respect to pending lawsuits and claims see “Item 3. Legal Proceedings”.)

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

          A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States. Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent payable to us (including under the Marketing Leases) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

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

          We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to, Marketing as our primary tenant, the members of the Bank Syndicate that are counterparties to our Credit Agreement as our primary source of financing and JPMorgan Chase as the counterparty to our interest rate Swap Agreement. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on

us. (For additional information with respect to, and definitions of, the Bank Syndicate, the Credit Agreement and the Swap Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risks”.)

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

          Marketing, and other tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.

          We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

In 2004, we received a comment letter from the Securities and Exchange Commission that contains one comment that remains unresolved.

          One comment remains unresolved as part of a periodic review commenced in 2004 by the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) of our Annual Report on Form 10-K for the year ended December 31, 2003 pertaining to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings, which Marketing contends is prohibited by the terms of the Master Lease. In June 2005, the SEC indicated that, unless we file Marketing’s financial statements and summarized financial data with our periodic reports: (i) it will not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it will not consider us to be current in our reporting requirements; (iii) it will not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and if we have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing. We have had no communication with the SEC since 2005. We cannot accurately predict the consequences if we are ultimately unable to resolve this outstanding comment.

We are dependent on external sources of capital which may not be available on favorable terms, if at all.

          We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to or cost of capital. In addition, we may be unable to pursue public equity and debt offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. Moreover, additional equity offerings may result in substantial dilution of shareholders’ interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, limitations on future indebtedness imposed under our Credit Agreement and the market price of our common stock.

          The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our the Credit Agreement. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due in March 2011, which could have a material adverse effect on us. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to March 2012.

          Our ability to meet the financial and other covenants relating to our Credit Agreement may be dependent on the performance of our tenants, including Marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. (For additional information with respect to The Marketing Environmental Liabilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.) If we are not in compliance with one or more of our covenants which, if not complied with could result in an event of default under our Credit Agreement, there can be no assurance that our lenders would waive such non-compliance. A default under our Credit Agreement, if not cured or waived, whether due to a loss of our REIT status, a material adverse effect on our business, financial condition or prospects, a failure to comply with financial and certain other covenants in the Credit Agreement or otherwise, could result in the acceleration of all of our indebtedness under our Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which may negatively impact our business, and may have a material adverse effect on us. Lenders may require us to enter into more restrictive covenants relating to our operations

          During 2007, the United States housing and residential lending markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the corporate, asset-backed and other credit and equity markets and the volatility and risk premiums in most credit and equity markets have increased dramatically, while liquidity has decreased. These issues have continued into 2008 and the beginning of 2009. Increasing concerns regarding the United States and world economic outlook, such as large asset write-downs at banks, volatility in oil prices, declining business and consumer confidence and increased unemployment and bankruptcy filings, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. These factors are precipitating generalized credit market dislocations and a significant contraction in available credit. As a result, it is becoming increasingly difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt, and most lenders are imposing more stringent restrictions on the terms of credit. Any future credit agreements or loan documents we execute may contain additional or more restrictive covenants. The negative impact on the tightening of the credit markets and continuing credit and liquidity concerns may have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material adverse effect on us.

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

          Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and a significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. We have entered into an interest rate swap agreement with a major financial institution with respect to a portion of our variable rate debt outstanding under our Credit Agreement. Although the agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes. Further, there can be no assurance that the use of an interest rate swap will always be to our benefit. While the use of an interest rate swap agreement is intended to lessen the adverse impact of rising interest rates, it also conversely limits the positive impact that could be realized from falling interest rates with respect to the portion of our variable rate debt covered by the interest rate swap agreement.

We may be unable to pay dividends and our equity may not appreciate.

          Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.) In particular, our Credit Agreement prohibits the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

The loss of certain members of our management team could adversely affect our business.

          We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. We do not have employment agreements with any of our executives.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

          Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements including those included in this Form 10-K. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state UST funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes payable and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases. These judgments and assumptions may prove to be incorrect and our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected if that is the case. (For information regarding our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.)

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

          Terrorist attacks or armed conflicts could affect our business or the businesses of our tenants or of Marketing or its parent. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or a continuation of, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

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

          We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Financial Reporting Manual (formerly known as their Accounting Disclosure Rules and Practices Training Material), Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing generally subleases our properties to independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could re-let these properties to the existing subtenants (except for those properties that are vacant) who operate their convenience stores, automotive repair services or other businesses at our properties, or to other new or replacement tenants, at market rents although we cannot accurately predict whether, when, or on what terms, such properties would be re-let or sold. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are unable to resolve this outstanding comment.

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

Item 2. Properties

          Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. Approximately twenty of our properties are directly leased by us to others under similar lease terms primarily for other uses such as fast food restaurants, automobile sales and other retail purposes. In those instances where we determine that the highest and best use for our properties is no longer a retail motor fuel outlet, we will seek alternative tenants or buyers for such properties as opportunities arise.

          The following table summarizes the geographic distribution of our properties at December 31, 2008. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY		LEASED BY GETTY REALTY
					TOTAL	PERCENT
	MARKETING AS TENANT (1)	OTHER TENANTS	MARKETING AS TENANT	OTHER TENANTS	PROPERTIES BY STATE	OF TOTAL PROPERTIES

New York	236	31	70	5	342	32.3%
Massachusetts	127	1	23	—	151	14.2
New Jersey	106	9	24	5	144	13.6
Pennsylvania	107	5	3	4	119	11.3
Connecticut	59	29	16	9	113	10.7
Virginia	4	24	8	1	37	3.5
New Hampshire	25	3	3	—	31	2.9
Maine	17	1	3	1	22	2.1
Rhode Island	15	1	3	—	19	1.8
Texas	—	17	—	—	17	1.6
Delaware	9	1	1	—	11	1.0
North Carolina	—	11	—	—	11	1.0
Hawaii	—	10	—	—	10	0.9
Maryland	4	3	—	2	9	0.8
California	—	8	—	1	9	0.8
Florida	—	6	—	—	6	0.6
Arkansas	—	3	—	—	3	0.3
Illinois	—	2	—	—	2	0.2
Ohio	—	2	—	—	2	0.2
North Dakota	—	1	—	—	1	0.1
Vermont	1	—	—	—	1	0.1

Total	710	168	154	28	1,060	100.0%

(1)	Includes nine terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

          The properties that we lease have a remaining lease term, including renewal option terms, averaging over ten years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES

2009	17	9.34%	1.60%
2010	9	4.95	0.85
2011	10	5.49	0.94
2012	13	7.14	1.23
2013	5	2.75	0.47

Subtotal	54	29.67	5.09
Thereafter	128	70.33	12.08

Total	182	100.0%	17.17%

          We have rights-of-first refusal to purchase or lease one hundred forty-four of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 65% of our leased properties are subject to automatic renewal or extension options.

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

          We lease eight hundred fifty-five retail motor fuel and convenience store properties and nine petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Each of the renewal options may be exercised only on an “all or nothing” basis. The Marketing Leases are “triple-net” leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. As permitted under the terms of our leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of December 31, 2008, Marketing had vacancies and/or removed the gasoline tanks and related equipment at what may be as much as 10% or more of the properties subject to the Marketing Leases. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

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

          We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2008 and 2007 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for one hundred eighty-seven scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

Item 3. Legal Proceedings

          In 1989, we were named as a defendant in a lawsuit by multiple owners of adjacent properties seeking compensatory and punitive damages for personal injury and property damages alleging that a leak of an underground storage tank occurred in November 1985 at one of our retail motor fuel properties. The action is still pending in New York Supreme Court, Suffolk County, remains in the pleadings stage and has remained dormant for more than twelve years.

          In 1991, the State of New York brought an action in the New York State Supreme Court in Albany against our former heating oil subsidiary seeking reimbursement for cleanup costs claimed to have been incurred at a retail motor fuel property in connection with a gasoline release. The State is also seeking penalties plus interest. We answered the complaint by denying liability and also asserted cross-claims against another defendant. There had been no activity in this proceeding for approximately eight years prior to January 2002 when we received a letter from the State’s attorney indicating that the State intends to continue prosecuting the action. To date, we are not aware that the State has taken any additional actions in connection with this claim.

          In 1997, an action was commenced in the New York Supreme Court in Schenectady, naming us as defendants, and seeking to recover monetary damages for personal injuries allegedly suffered from the release of petroleum and vapors from one of our retail motor fuel properties. This action has not been pursued by the plaintiff for more than ten years.

          In 1997, representatives of the County of Lancaster, Pennsylvania contacted the Company regarding alleged petroleum contamination of property owned by the County adjoining a property owned by the Company. No litigation has been instituted as a result of this potential claim. Negotiations with the County have, however, have been ongoing since commencement of this action in an effort to reach an amicable resolution. In 2005, the County requested reimbursement of legal fees pursuant to an access agreement between the parties. A substantial portion of the fees remains in dispute.

          In June 1999, an action was commenced against us in the New York Supreme Court in Richmond County seeking monetary damages for property damage alleged to have resulted from a petroleum release in connection with a tank removal by our contractor. After a number of years of inactivity by the plaintiff, in 2006 the plaintiff reactivated prosecution by filing for a preliminary conference. After a number of years of inactivity by the plaintiff, in 2006 the plaintiff reactivated prosecution of its case by filing for a preliminary conference. Discovery is ongoing.

          In 2000, an action was commenced in New York Supreme Court in Nassau County against us by a prior landlord to recover damages arising out of a petroleum release and remediation thereof. The release dates back to 1979 and is listed as “closed” by the NYSDEC. The plaintiff has not pursued this case for more than seven years.

          In December 2002, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been expended by the State to investigate and remediate a petroleum release into the Ossining River commencing approximately in 1996. This case was settled against all defendants in June, 2008 in consideration for a payment of an aggregate amount, of which the Company, for ourselves and on behalf of Marketing (whom we had agreed to indemnify), paid $53,000.

          In February 2003, an action was commenced against us, Marketing and others by the owners of an adjacent property in the Pennsylvania Court of Common Pleas in Lancaster County, asserting claims relating to a discharge of gasoline allegedly emanating from our property. In response to cross motions for summary judgment, the court denied our motion and granted plaintiff’s motion finding us liable for the petroleum contamination. Plaintiff’s counsel has also made demand for legal fees. The matter was settled by us, for ourselves and on behalf of Marketing and its subtenant, in July 2008 in consideration for a payment by the Company of $295,000.

          In April 2003, we were named in a complaint seeking class action classification, filed in the New York Supreme Court in Dutchess County, NY, arising out of alleged contamination of ground water with methyl tertiary butyl ether (a fuel derived from methanol, which we refer to as “MTBE”). We served an answer that denied liability and asserted affirmative defenses. The plaintiffs have not responded to our answer and there has been no activity in the case since it was commenced.

          In July 2005, the State of Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation (“NOV”) against the Company and Marketing relating to a suspected petroleum release at a property that abuts property owned by us and leased to Marketing. The NOV was appealed by Marketing on behalf of it and the Company to RIDEM’s Administrative Adjudication Division. An evidentiary hearing on that appeal was held in May, 2008, leading to a final decision entered by RIDEM in October, 2008. The final decision dismissed the NOV entirely against Marketing but only partially against the Company, upholding certain state regulatory violations against one of our subsidiaries and ordering remediation actions and the payment of an administrative penalty. We have appealed RIDEM’s final decision to the Providence Superior Court.

          In July 2003, we received a Request for Reimbursement from the State of Maine Department of Environmental Protection (“MDEP”) seeking reimbursement of costs claimed to have been incurred by it in connection with the remediation of contamination found at a retail motor fuel property, purportedly linked to numerous gasoline spills in the late 1980’s. We have denied liability for the claim and not received any data from the State responsive to our requests, the most recent of which was made in July, 2008, for evidence linking the subject contamination to our conduct.

          In September 2003, we were notified by the New Jersey Department of Environmental Protection (the “NJDEP”) that we may be responsible for damages to natural resources (“NRDs”) by reason of a petroleum release at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have remediated the resulting contamination at the property in accordance with a plan approved by the NJDEP and continue required sampling of monitoring wells that were required to be installed. In addition, we have responded to the notice and met with the Department to determine whether, and to what extent, we may be responsible for NRDs regarding this property and our other properties formerly supplied by us with gasoline in New Jersey. Since our meeting with the NJDEP held shortly after receipt of the notification, we have had no communication with the NJDEP arising from this matter regarding NRDs.

          From October 2003 through December 2008, we were made a party to fifty-four cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia, brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate possible amount of damages, and the method of allocating such amounts among the remaining defendants have not been determined. We have been dismissed from certain of the cases initially filed against us. Pursuant to consolidation procedures under federal law, the various MTBE cases have been transferred to the Federal District Court for the Southern District of New York for coordinated Multi-District Litigation proceedings. We are presently named as a defendant in fifty out of the approximately one hundred cases that are consolidated in the Multi-District Litigation. The Federal District Court has set apart for initial process four focus cases from the consolidated cases being heard. Three of these four focus cases name us as a defendant. One of the focus cases to which we are a party had been set for trial in September 2008. However, all of the named defendants in this first focus case, other than us and one other non-refiner defendant, entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which we are a party, including one of the other initial focus cases. As a result of the multi-party settlement which affected two of the focus cases, the Court vacated the September 2008 trial date for the first focus case, and further scheduling of trial for the first focus case and one of the other focus cases to which we are a named defendant remains open at this time. As a result of this settlement, the Federal District Court designated an additional focus case for process. We are a named defendant in this new focus case. Trials in this case and in one of the original focus cases in which we have been named a defendant are scheduled for sometime in 2009. We participate in a joint defense group with the goal of sharing expert and other costs with the other defendants, and we also have separate counsel defending our interests. We are vigorously defending these matters.

          In November 2003, we received a demand from the State of New York for reimbursement of cleanup and removal costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund regarding contamination it alleges emanated from one of our retail motor fuel properties in 1997. We have responded to the State’s demand and have denied responsibility for reimbursement of such costs. In September 2004, the State of New York commenced an action against us and others in New York Supreme Court in Albany County seeking recovery of such costs as well as additional costs and future costs for remediation and sampling, and interest and penalties. Discovery in this case is ongoing. We are vigorously defending this matter.

          In July 2005, we received a demand from a property owner for reimbursement of cleanup and soil removal costs, at a former retail motor fuel property located in Brooklyn, New York formerly supplied by us with gasoline that the owner expects to incur in connection with the proposed development of its property. The owner claims that the costs will be reimbursable pursuant to an indemnity agreement that we entered into with the property owner. Although we have acknowledged responsibility for the contaminated soil, and have been engaged in the remediation of the same, we have denied responsibility for the full extent of the costs estimated to be incurred.

          In October 2005, the State of New York commenced an action in the New York Supreme Court in Albany County against us and Marketing to recover costs claimed to have been funded by the State to remediate a petroleum release emanating from a property we acquired in 1999. The seller of the property to us, who is also party to the action, has agreed to defend and indemnify us (and Marketing) regarding the release and funds have been escrowed to cover the amount sought to be recovered. The parties in this action are engaged in discovery proceedings. No trial date has yet been established.

          In December 2005, an action was commenced against us in the Superior Court in Providence, Rhode Island, by the owner of a pier that is adjacent to one of our terminals that is leased to Marketing seeking monetary damages of approximately $500,000 representing alleged costs related to the ownership and maintenance of the pier for the period from January 2003 through September 2005. We have been vigorously defending against this action.

Additionally, we tendered the matter to Marketing for indemnification and defense pursuant to the Master Lease. Marketing declined to accept our tender and has denied liability for the claim. In May, 2008 the US District Court (to which the case had been removed from state court) granted our motion for summary judgment against the plaintiff on all claims. The plaintiff has appealed this decision to the First Circuit Court of Appeals. We intend to pursue our claim against Marketing for indemnification.

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

          In November 2006, an action was commenced by the New Jersey Schools Corporation (“NJSC”) in the Superior Court of New Jersey, Union County seeking reimbursement for costs of approximately $1.0 million related to the removal of abandoned USTs and remediation of soil contamination at a retail motor fuel property that was acquired from us by eminent domain. Prior to the taking, the property was leased to and operated by Marketing. We tendered the matter to Marketing for defense and indemnification. Marketing has declined to accept the tender and has denied liability for the claim. We have filed a compulsory third party claim against Marketing seeking defense and indemnification. In July 2007, Marketing filed a claim against the Company seeking defense and indemnification. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

          In May 2007, the Company’s subsidiary received a lease default notice from its sub-landlord pertaining to an alleged underpayment of rent by our subsidiary for a period of time exceeding fifteen years. In June 2007, the Company commenced an action against the sub-landlord seeking an injunction that would preclude the sub-landlord from taking any action to terminate its sublease with our subsidiary or collect the alleged underpayment of rent. The Court issued the injunction preventing termination of the sublease pending determination of the matter. Discovery is ongoing.

          In July 2007, subsidiaries of the Company were notified of the commencement of three actions by the NJDEP seeking Natural Resource Damages (“NRDs”) arising out of petroleum releases at properties owned or leased by us. Answers to the complaints and discovery requests were filed by us in each of these cases. In September, 2008, we agreed with NJDEP to a stipulation of dismissal of one of the NRD cases, and in February, 2009, we agreed with NJDEP to a stipulation of dismissal of another of the NRD cases. In each of these stipulations of dismissal, the claims raised in the New Jersey State Court action were dismissed without prejudice to the NJDEP’s right to reassert the same claims in complaints brought in the Federal District Court to be heard in the Multi-District MTBE cases currently pending against us. The third action remains pending. We are favorably disposed to entering into a stipulation with the NJDEP with respect to the final NRD case on the same terms as the other two, and have been advised by the NJDEP that it intends to do so.

          In October 2007, the Company received a demand from the State of New York to pay the costs allegedly arising from investigation and remediation of petroleum spills that occurred at a property formerly owned by us and taken by Eminent Domain by the State of New York in 1991. No formal legal action has yet been commenced by the State.

          In August, 2008, we were notified by the New York Environmental Protection and Spill Compensation Fund (“NY Spill Fund”) that we and another party had been named as allegedly responsible for certain petroleum contamination discovered in 2007. The claimant in the matter is a property developer who alleges to have incurred approximately $434,000 in petroleum-related remediation costs as a result of contamination on its property which allegedly derive from two reported spills: one dating back to 1995 at an adjacent site formerly owned by us, and the other occurring in 2006, at an adjacent site owned by the other respondent named in the action. In September 2008, the same claimant also commenced a lawsuit in the New York State Supreme Court against us and the other allegedly responsible party to recover damages based upon the same set of facts. We are vigorously defending the claims against us and have asserted cross claims against the other party.

          In September 2008, we received a directive from the NJDEP calling for a remedial investigation and cleanup, by us and other named parties, of petroleum-related contamination found at a retail motor fuel and auto service property. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We have responded to the NJDEP and we have tendered the matter to Marketing for defense and indemnification under the Reorganization and Distribution Agreement between Getty Petroleum Corp. (n/k/a/ Getty Properties Corp.) and Marketing dated as of February 1, 1997. However, there can be no assurance that Marketing will accept responsibility for this matter. For additional information regarding developments related to Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

          In September 2003, we received a directive (the “Directive”) issued by the NJDEP under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately sixty-six potentially responsible parties for alleged NRDs resulting from discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). The Directive alleged, inter alia, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges and implement interim compensatory restoration for the injured natural resources. NJDEP alleges that our liability arises from alleged discharges originating from our Newark, New Jersey Terminal site. Chevron/Texaco was also identified in the Directive. We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by NJDEP with respect to the Directive since early after its issuance.

          Effective June 22, 2004, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Order on Consent (“AOC”) with 31 parties (some of which are also named in the Directive) who agreed to fund a portion of the costs for EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. After being notified by the EPA that they considered us to be a potentially responsible party, we reserved our defenses to liability, became a party to an amended AOC, and joined the Cooperating Parties Group (“CPG”), which consists of the parties which had executed the initial AOC and other parties (including Chevron/Texaco). Pursuant to the amended AOC and subsequent amendments adding additional parties, the CPG has agreed to take over performance of the RI/FS from EPA. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time. As to such matters, separate proceedings or activities are currently ongoing.

          In a related action, in December 2005, the State of New Jersey brought suit in the Superior Court of New Jersey, Law Division, against certain companies which the State alleges are responsible for pollution of the Passaic River from a former Diamond Alkali manufacturing plant and seeking recovery of alleged damages incurred and to be incurred on account of alleged discharges of hazardous substances to the Passaic River. On February 4, 2009, certain of these defendants filed third-party complaints against approximately three hundred additional parties, including us as well as the other members of the CPG, seeking contribution for a pro-rata share of response costs, cleanup and removal costs, and other damages.

          We have made a demand upon Chevron/Texaco for indemnity under certain agreements between the Company and Chevron/Texaco that allocate environmental liabilities for the Newark Terminal Site between the parties. In response, Chevron/Texaco has asserted that the proceedings and claims are still not yet developed enough to determine the extent to which indemnities apply. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock

          Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 11,000 shareholders of our common stock as of March 2, 2009, of which approximately 1,400 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2008 and 2007 was as follows:

	PRICE RANGE		CASH DIVIDENDS

PERIOD ENDED	HIGH	LOW	PER SHARE

March 31, 2007	$32.10	$27.80	$.4550
June 30, 2007	30.33	26.17	.4650
September 30, 2007	28.72	23.80	.4650
December 31, 2007	29.23	25.21	.4650
March 31, 2008	28.58	13.33	.4650
June 30, 2008	19.04	14.34	.4650
September 30, 2008	23.12	13.12	.4700
December 31, 2008	22.40	13.35	.4700

          For a discussion of potential limitations on our ability to pay future dividends see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

          None

Sales of Unregistered Securities

          None

Stock Performance Graph

          We have chosen as our Peer Group the following companies: Commercial Net Lease Realty, Entertainment Properties Trust, Realty Income Corp. and Hospitality Properties Trust. We have chosen these companies as our Peer Group because a substantial segment of each of their businesses is owning and leasing commercial properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the graph above. We do not make or endorse any predictions as to future stock performance.

          This performance graph and related information shall not be deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or the Exchange Act.

	2003	2004	2005	2006	2007	2008

Getty Realty Corp.	100.00	117.15	114.35	143.03	132.08	115.55
Standard & Poors 500	100.00	108.99	112.26	127.55	132.06	81.23
Peer Group	100.00	125.57	117.58	155.00	137.96	103.68

Assumes $100 invested at the close of trading on 12/03 in Getty Realty Corp. common stock, Standard & Poor’s 500, and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,

	2008	2007 (a)	2006	2005	2004

OPERATING DATA:
Revenues from rental properties	$81,163	$78,069	$71,329	$70,264	$65,188
Earnings before income taxes and discontinued operations	39,162	28,110 (b)	41,228	43,211	38,525
Income tax benefit (c)	—	—	700	1,494	—

Earnings from continuing operations	39,162	28,110	41,928	44,705	38,525
Earnings from discontinued operations	2,648	5,784	797	743	827

Net earnings	41,810	33,894	42,725	45,448	39,352
Diluted earnings per common share:
Earnings from continuing operations	1.58	1.13	1.69	1.81	1.56
Net earnings	1.69	1.37	1.73	1.84	1.59
Diluted weighted-average common shares outstanding	24,774	24,787	24,759	24,729	24,721
Cash dividends declared per share	1.87	1.85	1.82	1.76	1.70
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (d):
Net earnings	41,810	33,894	42,725	45,448	39,352

Depreciation and amortization of real estate assets	11,875	9,794	7,883	8,113	7,490
Gains on dispositions of real estate	(2,787)	(6,179)	(1,581)	(1,309)	(618)

Funds from operations	50,898	37,509	49,027	52,252	46,224
Deferred rental revenue (straight-line rent)	(1,803)	(3,112)	(3,010)	(4,170)	(4,464)
Allowance for deferred rental revenue	—	10,494	—	—	—
Amortization of above-market and below-market leases	(790)	(1,047)	—	—	—
Income tax benefit (c)	—	—	(700)	(1,494)	—

Adjusted funds from operations	48,305	43,844	45,317	46,588	41,760
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$473,567	$474,254	$383,558	$370,495	$346,590
Total assets	387,813	396,911	310,922	301,468	292,088
Debt	130,250	132,500	45,194	34,224	24,509
Shareholders’ equity	205,957	212,178	225,575	227,883	225,503
NUMBER OF PROPERTIES:
Owned	878	880	836	814	795
Leased	182	203	216	241	250

Total properties	1,060	1,083	1,052	1,055	1,045

(a)

Includes (from the date of the acquisition) the effect of the $84.6 million acquisition of convenience stores and gas station properties from FF-TSY Holding Company II LLC (successor to Trustreet Properties, Inc.) which was substantially completed by the end of the first quarter of 2007.

(b)

Includes the effect of a $10.5 million non-cash reserve for the full amount of the deferred rent receivable recorded as of December 31, 2007 related to approximately 40% of the properties under leases with our primary tenant, Getty Petroleum Marketing, Inc. (For additional information regarding developments related to Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Developments Related to Marketing and the Marketing Leases”.)

(c)

The years ended 2006 and 2005 include income tax benefits recognized due to the elimination of, or reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp. prior to our election to be taxed as a real estate investment trust (“REIT”) under the federal income tax laws in 2001. Income taxes have not had a significant impact on our earnings since we first elected to be treated as a REIT.

(d)

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations), extraordinary items, and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenue from rental properties, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when the payment is due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. GAAP net earnings and FFO also include income tax benefits recognized due to the elimination of, or reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp. rather than as a REIT prior to 2001 (see note (b) above). As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue, net amortization of above-market and below-market leases and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of the scheduled rent increases under these leases, rental revenue from acquired in-place leases and our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” on page 1; the risks and uncertainties described in “Item 1A. Risk Factors”; the selected financial data in “Item 6.Selected Financial Data”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”.

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

Retail Petroleum Marketing Business

          We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. In addition, approximately twenty of our properties are directly leased by us to others for other uses such as fast food restaurants, automobile sales and other retail purposes. In those instances where we determine that the highest and best use for our properties is no longer a retail motor fuel outlet, we will seek alternative tenants or buyers for such properties as opportunities arise. As of December 31, 2008, we leased eight hundred sixty-four of our one thousand sixty properties on a long-term basis to Getty Petroleum Marketing Inc. (“Marketing”). Eight hundred fifty-four of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and supplemental leases for ten properties with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”). Marketing was spun-off to our shareholders as a separate publicly held company in March 1997 and, in December 2000; Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

          Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses and rental income from subtenants who operate their convenience stores, automotive repair service or other businesses at our properties. As permitted under the terms of our leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. The petroleum marketing industry has been and continues to be volatile and highly competitive. (For information regarding factors that could adversely affect us relating to Marketing, or our other lessees, see “Item 1A. Risk Factors”.)

Developments Related to Marketing and the Marketing Leases

          A substantial portion of our revenues (75% for the year ended December 31, 2008) are derived from the Marketing Leases. Accordingly, our revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price. Through March 2009, Marketing has made all required monthly rental payments under the Marketing Leases when due, although there is no assurance that it will continue to do so. Even though Marketing is wholly-owned by a subsidiary of Lukoil, and Lukoil has in prior periods provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing.

          In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line basis rather than when payment is due. We have recorded the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject to the Marketing Leases are reviewed on a regular basis and such assessments and assumptions are subject to change.

          We have had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to us, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to us for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance (as discussed below), in March 2008, we decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. We have held periodic discussions with Marketing since March 2008 in our attempt to negotiate a modification of the Marketing Leases to remove the Subject Properties. Although we continue to remove individual locations from the Master Lease as mutually beneficial opportunities arise, there has been no agreement between us and Marketing on any principal terms that would be the basis for a definitive Master Lease modification agreement. If Marketing ultimately determines that its business strategy is to exit all of the properties it leases from us or to divest a composition of properties different from the properties comprising the Subject Properties, such as the revised list of properties provided to us by Marketing in the second quarter of 2008 which includes approximately 45% of the properties Marketing leases from us (the “Revised Subject Properties”), it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

          We intend either to re-let or sell any properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties; in the event that the properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

          Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, we have decided that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, we relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ended December 31, 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company. We have not received Marketing’s financial results for the year ended December 31, 2008 prior to the preparation of this Annual Report on Form 10-K.

          We recorded a reserve of $10.5 million in 2007 representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007. Providing the $10.5 million non-cash deferred rent receivable reserve reduced our net earnings and our funds from operations for 2007 but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. (For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “— General — Supplemental Non-GAAP Measures” below.) As of December 31, 2008 we had a reserve of $10.0 million for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to the Remaining Properties of $20.5 million as of December 31, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. We anticipate that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis. As required by the straight-line method of accounting, beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods, is expected to be, effectively recognized when payment is due under the contractual payment terms. Although we have adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, we believe that no impairment charge was necessary for the Subject Properties as of December 31, 2008 or 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the year ended December 31, 2008 was not material.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of December 31, 2008 or December 31, 2007. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement.

          Should our assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions we reached may change relating to (i) whether some or all of the Subject or Remaining Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for some or all of the Subject or Remaining Properties, (iii) potential impairment of the Subject or Remaining Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject or Remaining Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors.

          We cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its environmental obligations and we accrue for such liabilities; if we are unable to promptly re-let or sell the properties subject to the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected.

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

          We believe that the SEC’s position is based on their interpretation of certain provisions of their internal Financial Reporting Manual (formerly known as their Accounting Disclosure Rules and Practices Training Material), Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing generally subleases our properties to independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could re-let these properties to the existing subtenants (except for those properties that are vacant) who operate their convenience stores, automotive repair services or other businesses at our properties, or to other new or replacement tenants, at market rents although we cannot accurately predict if, when, or on what terms, such properties would be re-let or sold. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are ultimately unable to resolve this outstanding comment.

Supplemental Non-GAAP Measures

          We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations), extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

          We believe that FFO is helpful to investors in measuring our performance because FFO excludes various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO include the significant impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. GAAP net earnings and FFO also include income tax benefits recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001. As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue, net amortization of above-market and below-market leases and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of the impact of scheduled rent increases under these leases, rental revenue from acquired in-place leases and our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. For a reconciliation of FFO and AFFO, see “Item 6. Selected Financial Data”.

          Net earnings, earning from continuing operations and FFO for 2007 were reduced by all or substantially all of the non-cash $10.5 million reserve for the deferred rent receivable recorded as of December 31, 2007 for approximately 40% of the properties leased to Marketing under the Marketing Leases. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.) If the applicable amount of the non-cash reserve were added to our 2007 net earnings, earning from continuing operations and FFO; net earnings would have been $44.4 million, or $1.79 per share, for the year ended December 31, 2007; earnings from continuing operations would have been $38.4 million for the year ended December 31, 2007; and FFO would have been $48.0 million, or $1.94 per share, for the year ended December 31, 2007. Accordingly, as compared to the respective prior year periods; net earnings for 2008 would have decreased by $2.6 million and for 2007 would have increased by $1.7 million; earnings from continuing operations for 2008 would have increased by $0.8 million and for 2007 would have decreased by $3.5 million; and FFO for 2008 would have increased by $2.9 million and for

2007 would have decreased by $1.0 million. We believe that these supplemental non-GAAP measures for 2007 are important to assist in the analysis of our performance for 2008 as compared to 2007 and 2007 as compared to 2006, exclusive of the impact of the non-cash reserve on our results of operations and are reconciled below (in thousands):

	Non- adjusted	Reserve	As Adjusted

Net earnings	$33,894	$10,494	$44,388
Earnings from continuing operations	28,110	10,312	38,422
Funds from operations	37,509	10,494	48,003

2007 and 2008 Acquisitions

          Effective March 31, 2007, we acquired fifty-nine convenience store and retail motor fuel properties in ten states from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under our credit facility. Effective April 23, 2007, we acquired five additional properties from Trustreet. The aggregate cost of the acquisitions, including transaction costs, was approximately $84.5 million. Substantially all of the properties are triple-net leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties. In addition, in 2007, we exercised our fixed price purchase option for seven leased properties, purchased two properties and redeveloped one property by purchasing land adjacent to it and building a new convenience store on the existing site. In 2008 we exercised our fixed price purchase option for three leased properties and purchased six properties.

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to year ended December 31, 2007

          Revenues from rental properties increased by $3.1 million to $81.2 million for the year ended December 31, 2008, as compared to $78.1 million for 2007. We received approximately $60.4 million for 2008, and $59.7 million for 2007, from properties leased to Marketing under the Marketing Leases. We also received rent of $18.2 million for 2008 and $14.8 million for 2007 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March 2007, and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenue of $1.7 million for 2008, as compared to $2.6 million for 2007, recorded as required by GAAP, related to fixed rent increases scheduled under certain leases with our tenants. The aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. Revenues from rental properties also include $0.8 million and $1.0 million of net amortization of above-market and below-market leases primarily related to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

          Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $9.4 million for 2008, as compared to $9.3 million for 2007. Increases in real estate and other state and local taxes were partially offset by the decrease in rent expense which was principally due to the reduction in the number of leased locations compared to the prior year.

          Environmental expenses, net of estimated recoveries from state underground storage tank (“UST” or “USTs”) funds for 2008 were $7.4 million, as compared to $8.2 million for 2007. The decrease was primarily due to a $0.5 million decrease in change in net estimated environmental costs, and a $0.4 million net decrease in environmental related litigation reserves and legal fees as compared to the prior year period.

          General and administrative expenses for 2008 were $6.8 million, as compared to $6.7 million recorded for 2007. The increase in general and administrative expenses was due to $0.5 million of higher professional fees associated with previously disclosed potential modification of the Marketing Leases which was partially offset by a $0.2 million reduction in insurance loss reserves and a $0.3 million reduction in employee related expenses. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997. Employee related expenses recorded in 2007 include the payment of severance in connection with the resignation of Mr. Andy Smith, the former President and Chief Legal Officer of the Company.

          Allowance for deferred rent receivable reported in continuing operations and discontinued operations were $10.3 million and $0.2 million, respectively, for the year ended December 31, 2007. The non-cash allowance was provided in 2007 since we could no longer reasonably assume that we will collect all of the rent due to us related to approximately 40% of the properties leased to Marketing for the remainder of the current terms of the Marketing Leases. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          Depreciation and amortization expense for 2008 was $11.8 million, as compared to $9.6 million for 2007. The increase was primarily due to properties acquired in 2007 and the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

          As a result, total operating expenses decreased by approximately $8.7 million for 2008 as compared to 2007.

          Other income, net, substantially all of which is comprised of certain gains from dispositions of real estate and leasehold interests, decreased by $1.5 million to $0.4 million for 2008, as compared to $1.9 million for 2007. Gains on dispositions of real estate from discontinued operations were $2.4 million for 2008 as compared to $4.6 million for 2007. Gain on dispositions of real estate in 2008 decreased by an aggregate of $3.4 million to $2.8 million, as compared to $6.2 million for the prior year. For 2008, there were eleven property dispositions and four partial land takings under eminent domain. For 2007, there were thirteen property dispositions, a partial land taking under eminent domain and an increase in the awards for two takings that occurred in prior years. Property dispositions for 2008 and 2007 include seven and six properties, respectively, that were mutually agreed to be removed from the Marketing Leases prior to their scheduled lease expiration.

          Interest expense was $7.0 million for 2008, as compared to $7.8 million for 2007. The decrease was due to reduction in interest rates, partially offset by increased average borrowings outstanding used to finance the acquisition of properties in 2007.

          As a result, net earnings were $41.8 million for 2008, as compared to $33.9 million for 2007, an increase of 23.4%, or $7.9 million. Earnings from continuing operations were $39.2 million for 2008, as compared to $28.1 million for 2007, an increase of 39.3%, or $11.1 million. For the same period, FFO increased by 35.7% to $50.9 million, as compared to $37.5 million for prior year period and AFFO increased by 10.2%, or $4.5 million, to $48.3 million, as compared to $43.8 million for 2007. The increase in FFO for 2008 was primarily due to the changes in net earnings described above but excludes a $2.1 million increase in depreciation and amortization expense and a $3.4 million decrease in gains on dispositions of real estate. The increase in AFFO for 2008 also excludes a $1.3 million decrease in deferred rental revenue, a $.03 million decrease in net amortization of above-market and below-market leases and a $10.5 million allowance for deferred rent receivable recorded in 2007 (which are included in net earnings and FFO but are excluded from AFFO).

          Diluted earnings per share were $1.69 per share for 2008, an increase of $0.32 per share, as compared to $1.37 per share for 2007. Diluted FFO per share for 2008 was $2.05 per share, an increase of $0.54 per share, as compared to 2007. Diluted AFFO per share for 2008 was $1.95 per share, an increase of $0.18 per share, as compared to 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

          Revenues from rental properties increased by $6.8 million to $78.1 million for the year ended December 31, 2007, as compared to $71.3 million for 2006. We received approximately $59.7 million for 2007, and $59.5 million for 2006, from properties leased to Marketing under the Marketing Leases. We also received rent of $14.8 million for 2007 and $8.9 million for 2006 from other tenants. The increase in rent received was primarily due to rent from properties acquired in March 2007 and February 2006, and rent escalations, partially offset by the effect of dispositions of real estate. In addition, revenues from rental properties include deferred rental revenue of $2.6 million for 2007, as compared to $3.0 million for 2006, recorded as required by GAAP, related to fixed rent increases scheduled under certain leases with our tenants. The aggregate minimum rent due over the current term of these leases are recognized on a straight-line basis rather than when payment is due. Revenues from rental properties also include $1.0 million of net amortization of above-market and below-market leases related to the properties acquired in 2007. The present value of the difference between the fair market rent and the contractual rent for in-

place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

          Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, were $9.3 million for 2007, as compared to $9.6 million for 2006. The decrease in rent expense was principally due to the reduction in the number of leased locations compared to the prior year.

          Environmental expenses, net of estimated recoveries from state UST funds for 2007 were $8.2 million, as compared to $5.4 million for 2006. The increase was primarily due to a $1.9 million increase in change in net estimated environmental costs, and a $0.8 million increase in environmental related litigation expenses and legal fees as compared to the prior year period. The increase in the net change in estimated environmental costs was due to the increase in project scope or duration and related cost forecasts at a limited number of properties, including one site that we have agreed to remediate as part of a legal settlement with the State of New York and regulator mandated project changes at other sites. The increase in environmental related litigation expenses was due to $0.5 million of higher legal fees and $0.3 million of higher litigation loss reserves.

          General and administrative expenses for 2007 were $6.7 million, as compared to $5.6 million recorded for 2006. The increase in general and administrative expenses was principally due to $0.5 million of higher employee related expenses, $0.2 million of higher professional fees and a charge of $0.1 million to insurance loss reserves recorded in 2007, as compared to a credit of $0.3 million recorded in 2006. The insurance loss reserves were established under our self funded insurance program that was terminated in 1997. Employee related expenses increased primarily due to the payment of severance in 2007 in connection with the resignation of Mr. Andy Smith, the former President and Chief Legal Officer of the Company.

          Allowance for deferred rent receivable reported in continuing operations and discontinued operations were $10.3 million and $0.2 million, respectively, for the quarter and year ended December 31, 2007. The non-cash allowance was provided since we can no longer reasonably assume that we will collect all of the rent due to us related to approximately 40% of the properties leased to Marketing for the remainder of the current terms of the Marketing Leases. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          Depreciation and amortization expense for 2007 was $9.6 million, as compared to $7.8 million for 2006. The increase was primarily due to properties acquired in 2007 and 2006, offset by the effect of dispositions of real estate and lease expirations.

          As a result, total operating expenses increased by approximately $15.7 million for 2007 as compared to 2006.

          Other income, net, substantially all of which is comprised of certain gains from dispositions of real estate and leasehold interests, was $1.9 million for 2007 and 2006. Gains on dispositions of real estate from discontinued operations were $4.6 million for 2007. Gain on dispositions of real estate in 2007 increased by an aggregate of $4.6 million to $6.2 million, as compared to $1.6 million for the prior year. For 2007, there were thirteen property dispositions, including six properties that were mutually agreed to be removed from the Marketing Leases prior to their scheduled lease expiration, a partial land taking under eminent domain and an increase in the awards for two takings that occurred in prior years, as compared to seven property dispositions, a total property taking and seven partial land takings recorded in the prior year period.

          Interest expense was $7.8 million for 2007, as compared to $3.5 million for 2006. The increase was primarily due to increased borrowings used to finance the acquisition of properties in 2007 and 2006.

          The income tax benefit of $0.7 million recorded in 2006 was recognized due to the elimination of the accrual for uncertain tax positions since management believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on our results of operations for any single fiscal year or interim period.

          As a result, net earnings were $33.9 million for 2007, as compared to $42.7 million for 2006, a decrease of 20.7%, or $8.8 million. Earnings from continuing operations were $28.1 million for 2007, as compared to $41.9 million for 2006, a decrease of 33.0%, or $13.8 million. For the same period, FFO decreased by 23.5% to $37.5 million, as compared to $49.0 million for prior year period and AFFO decreased by 3.3%, or $1.5 million, to $43.8 million, as compared to $45.3 million for 2006. The decrease in FFO for 2007 was primarily due to the changes in net earnings described above but excludes a $1.9 million increase in depreciation and amortization expense and a $4.6 million increase in gains on dispositions of real estate. The decrease in AFFO for 2007 also excludes a $0.7 million decrease in income tax benefit, a $0.1 million decrease in deferred rental revenue, a $1.0 million increase in net amortization of above-market and below-market leases and a $10.5 million allowance for deferred rent receivable recorded in 2007 (which are included in net earnings and FFO but are excluded from AFFO).

          Diluted earnings per share were $1.37 per share for 2007, a decrease of $0.36 per share, as compared to $1.73 per share for 2006. Diluted FFO per share for 2007 was $1.51 per share, a decrease of $0.47 per share, as compared to 2006. Diluted AFFO per share for 2007 was $1.77 per share, a decrease of $0.06 per share, as compared to 2006.

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

          The current disruption in the credit markets and the resulting impact on the availability of funding generally may limit our access to one or more funding sources. In addition, we expect that the costs associated with any additional borrowings we may undertake may be adversely impacted, as compared to such costs prior to the disruption of the credit markets. The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our credit agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit agreement. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.

          We have a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2008, the applicable margin is 0.0% for base rate borrowings and will increase to 1.25% in the first quarter of 2009 for our LIBOR rate borrowings.

          Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. We do not expect to exercise our option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on our ability to incur debt and pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on our business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement.

          We entered into a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of December 31, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

          Total borrowings outstanding under the Credit Agreement at December 31, 2008 were $130.3 million, bearing interest at a weighted-average effective rate of 3.8% per annum. The weighted-average effective rate is based on $85.3 million of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.0%. We had $44.7 million available under the terms of the Credit Agreement as of December 31, 2008.

          Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. Capital expenditures, including acquisitions, for 2008, 2007 and 2006 amounted to $6.6 million, $90.6 million and $15.5 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue public debt or equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

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

          We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $46.3 million, $45.7 million and $44.8 million for 2008, 2007 and 2006, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.47 per share each quarter ($1.88 per share, or $46.7 million, on an annual basis), and commenced doing so with the quarterly dividend declared in May 2008. Due to the developments related to Marketing and the Marketing Leases discussed above, there is no assurance that we will be able to continue to pay dividends at the rate of $0.47 per share per quarter, if at all.

CONTRACTUAL OBLIGATIONS

          Our significant contractual obligations and commitments are comprised of borrowings under the Credit Agreement, operating lease payments due to landlords and estimated environmental remediation expenditures, net of estimated recoveries from state UST funds. In addition, as a REIT we are required to pay dividends equal to at least ninety percent of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2008 are summarized below (in thousands):

	TOTAL	LESS THAN ONE YEAR	ONE TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS

Operating leases	$26,620	$7,338	$10,571	$5,235	$3,476
Borrowing under the Credit Agreement (a)	130,250	—	130,250	—	—
Estimated environmental remediation expenditures (b)	17,660	6,946	6,411	2,480	1,823
Estimated recoveries from state underground storage tank funds (b)	(4,223)	(1,368)	(1,479)	(844)	(532)

Estimated net environmental remediation expenditures (b)	13,437	5,578	4,932	1,636	1,291

Total	$170,307	$12,916	$145,753	$6,871	$4,767

(a)

Excludes related interest payments. (See “— Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.) Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement to March 2012.

(b)	Estimated environmental remediation expenditures and estimated recoveries from state UST funds have been adjusted for inflation and discounted to present value.

          Generally, the leases with our tenants are “triple-net” leases, with the tenant responsible for the payment of taxes, maintenance, repair, insurance, environmental remediation and other operating expenses. We estimate that Marketing makes annual real estate tax payments for properties leased under the Marketing Leases of approximately $12.3 million and makes additional payments for other operating expenses related to our properties, including environmental remediation costs other than those liabilities that were retained by us. These costs are not reflected in our consolidated financial statements. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Exchange Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The consolidated financial statements included in this Annual Report on Form 10-K include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

          Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We believe the following are our critical accounting policies:

          Revenue recognition — We earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing, and with other tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $26.7 million recorded as of December 31, 2008 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants have generally made rent payments when due. However, we may be required to reverse, or provide reserves for, or adjust our $10.0 million reserve as of December 31, 2008 for, a portion of the recorded deferred rent receivable if it becomes apparent that a property may be disposed of before the end of the current lease term or if circumstances indicate that the tenant may not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. (See developments related to Marketing and the Marketing Leases in “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          Impairment of long-lived assets — Real estate assets represent “long-lived” assets for accounting purposes. We review the recorded value of long-lived assets for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We may become aware of indicators of potentially impaired assets upon tenant or landlord lease renewals, upon receipt of notices of potential governmental takings and zoning issues, or upon other events that occur in the normal course of business that would cause us to review the operating results of the property. We believe our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts.

          Income taxes — Our financial results generally do not reflect provisions for current or deferred federal income taxes since we elected to be treated as a REIT under the federal income tax laws effective January 1, 2001. Our intention is to operate in a manner that will allow us to continue to be treated as a REIT and, as a result, we do not expect to pay substantial corporate-level federal income taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend to eliminate any earnings and profits that were not distributed. Certain states do not follow the federal REIT rules and we have included provisions for these taxes in rental property expenses.

          Environmental costs and recoveries from state UST funds — We provide for the estimated fair value of future environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made (see “— Environmental Matters” below for additional information). Environmental liabilities and related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Recoveries of environmental costs from state UST remediation funds, with respect to past and future spending, are accrued as income, net of allowance for collection risk, based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counter-party may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.) We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing or our other tenants or other counter-parties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

          Litigation — Legal fees related to litigation are expensed as legal services are performed. We provide for litigation reserves, including certain environmental litigation (see “— Environmental Matters” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the best estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

          New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 generally applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007. FASB Staff Position (“FSP”) No. 152, “Effective Date of FASB Statement No. 157”, (“FSP 152”) delayed the effective date of FASB No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in January 2008 has not had a material impact on our financial position and results of operations. We do not believe that the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non recurring basis will have a material impact on our financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements at fair value the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) requires that acquisition costs, which could be material to our future financial results, will be expensed rather than included as part of the basis of the acquisition. The adoption of this standard by us on January 1, 2009 will not result in a write-off of acquisition related transactions costs associated with transactions not yet consummated. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

ENVIRONMENTAL MATTERS

General

          We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available.

          We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2008, we have regulatory approval for remediation action plans in place for two hundred forty-nine (95%) of the two hundred sixty-two properties for which we continue to retain remediation responsibility and the remaining thirteen properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-four properties where we have received “no further action” letters.

          Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to our tenants under the terms of our leases and various other agreements between our tenants and us. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

          It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease and have tendered the matter for defense and indemnification from Marketing, but Marketing has denied its liability for the claim and its responsibility to defend against, and indemnify us for, the claim. We have filed third party claims against Marketing for indemnification in this matter, which claims is currently being actively litigated. Trial is anticipated to be scheduled for the first quarter of 2009. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this and other matters.

          We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2008 and 2007 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for one hundred eighty-seven scheduled sites.

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

          We have determined that the aggregate amount of the environmental liabilities attributable to Marketing related to our properties (as estimated by us based on our assumptions and analysis of information currently available to us) (the “Marketing Environmental Liabilities”) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

          The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. Environmental liabilities and related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The environmental remediation liability is estimated based on the level and impact of contamination at each property and other factors described herein. The accrued liability is the aggregate of the best estimate for the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as an offset to environmental expense, net of allowance for collection risk, based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable.

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

          As of December 31, 2008, we had accrued $13.5 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $17.7 million of estimated environmental obligations and liabilities offset by $4.2 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $5.0 million, $4.7 million and $3.0 million, respectively, for 2008, 2007 and 2006. For 2008, 2007 and 2006, the net change in estimated remediation cost and accretion expense included in our consolidated statements of operations amounted to $4.7 million, $5.1 million and $3.2 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

          Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $4.9 million. Accordingly, the environmental accrual as of December 31, 2008 was increased by $1.9 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of December 31, 2008 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.9 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of December 31, 2008 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the year ended December 31, 2008 would not have changed significantly if these changes in the assumptions were made effective December 31, 2007.

          In view of the uncertainties associated with environmental expenditures, contingencies concerning the developments related to Marketing and the Marketing Leases and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

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

Environmental litigation

          We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of December 31, 2008 and 2007, we had accrued $1.7 million and $2.6 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. (For additional information with respect to pending environmental lawsuits and claims see “Item 3. Legal Proceedings”.)

          In September 2003, we were notified by the State of New Jersey Department of Environmental Protection (the “NJDEP”) that we are one of approximately sixty-six potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, we received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising us that we may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. In a related action, in December 2005, the State of New Jersey brought suit against certain companies which the State alleges are responsible for pollution of the Passaic River from a former Diamond Alkali manufacturing plant. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including us, seeking contribution for a pro-rata share of response costs, cleanup and removal costs, and other damages. Additionally, we believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most of the conditions at the property identified by the NJDEP and the EPA; accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

          From October 2003 through December 31, 2008, we were notified that we were made party to fifty-four cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (“MTBE”) as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. At this time, we have been dismissed from certain of the cases initially filed against us. A significant number of the named defendants other than us have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which we are a party. The accuracy of the allegations as they relate to us, our defenses to such claims, the aggregate amount of possible damages, and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Prior to April 2006, when we entered into the a Swap Agreement with JPMorgan Chase, N.A. (the “Swap Agreement”), we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate risks.

          We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2008, the applicable margin is 0.0% for base rate borrowings and will increase to 1.25% in the first quarter of 2009 for our LIBOR rate borrowings.

          Total borrowings outstanding under the Credit Agreement at December 31, 2008 were $130.3 million, bearing interest at a weighted-average rate of 3.3% per annum, or a weighted-average effective rate of 3.8% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on $85.3 million of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.0%. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

          We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of December 31, 2008 has not increased significantly, as compared to December 31, 2007. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of December 31, 2008, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we are, and will be, exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the Swap Agreement. As of December 31, 2008, our borrowings exceeded the notional amount of the Swap Agreement by $85.3 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

          We entered into the $45.0 million notional five year interest rate Swap Agreement, designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protects us against future increases in interest rates. Although the Swap Agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes.

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

          Based on our average outstanding borrowings under the Credit Agreement projected at $133.6 million for 2009, an increase in market interest rates of 0.5% for 2009 would decrease our 2009 net income and cash flows by $0.4 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our Credit Agreement borrowings that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $133.6 million average outstanding borrowings during the fourth quarter of 2008 is indicative of our future average borrowings for 2009 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement.

          In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,

	2008	2007	2006

Revenues from rental properties	$81,163	$78,069	$71,329
Operating expenses:
Rental property expenses	9,390	9,301	9,619
Environmental expenses, net	7,374	8,190	5,418
General and administrative expenses	6,831	6,669	5,607
Allowance for deferred rent receivable	—	10,312	—
Depreciation and amortization expense	11,784	9,647	7,785

Total expenses	35,379	44,119	28,429

Operating income	45,784	33,950	42,900
Other income, net	412	1,920	1,855
Interest expense	(7,034)	(7,760)	(3,527)

Earnings before income taxes and discontinued operations	39,162	28,110	41,228
Income tax benefit	—	—	700

Earnings from continuing operations	39,162	28,110	41,928
Discontinued operations:
Earnings from operating activities	259	1,216	793
Gains on dispositions of real estate	2,389	4,568	4

Earnings from discontinued operations	2,648	5,784	797

Net earnings	$41,810	$33,894	$42,725

Basic earnings per common share:
Earnings from continuing operations	$1.58	$1.14	$1.70
Earnings from discontinued operations	$.11	$.23	$.03
Net earnings	$1.69	$1.37	$1.73
Diluted earnings per common share:
Earnings from continuing operations	$1.58	$1.13	$1.69
Earnings from discontinued operations	$.11	$.23	$.03
Net earnings	$1.69	$1.37	$1.73
Weighted average shares outstanding:
Basic	24,766	24,765	24,735
Stock options and restricted stock units	8	22	24

Diluted	24,774	24,787	24,759

Dividends declared per share	$1.87	$1.85	$1.82

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	YEAR ENDED DECEMBER 31,

	2008	2007	2006

Net earnings	$41,810	$33,894	$42,725
Other comprehensive loss:
Net unrealized loss on interest rate swap	(1,997)	(1,478)	(821)

Comprehensive Income	$39,813	$32,416	$41,904

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	DECEMBER 31,

	2008	2007

ASSETS:
Real Estate:
Land	$221,540	$222,194
Buildings and improvements	252,027	252,060

	473,567	474,254
Less — accumulated depreciation and amortization	(129,322)	(122,465)

Real estate, net	344,245	351,789
Deferred rent receivable (net of allowance of $10,029 at December 31, 2008 and $10,494 at December 31, 2007)	26,718	24,915
Cash and cash equivalents	2,178	2,071
Recoveries from state underground storage tank funds, net	4,223	4,652
Mortgages and accounts receivable, net	1,533	1,473
Prepaid expenses and other assets	8,916	12,011

Total assets	$387,813	$396,911

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Debt	$130,250	$132,500
Environmental remediation costs	17,660	18,523
Dividends payable	11,669	11,534
Accounts payable and accrued expenses	22,337	22,176

Total liabilities	181,916	184,733

Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,766,166 at December 31, 2008 and 24,765,065 at December 31, 2007	248	248
Paid-in capital	259,069	258,734
Dividends paid in excess of earnings	(49,124)	(44,505)
Accumulated other comprehensive loss	(4,296)	(2,299)

Total shareholders’ equity	205,897	212,178

Total liabilities and shareholders’ equity	$387,813	$396,911

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$41,810	$33,894	$42,725
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	11,875	9,794	7,883
Gain on dispositions of real estate	(2,787)	(6,179)	(1,581)
Deferred rental revenue	(1,803)	(3,112)	(3,010)
Allowance for deferred rent receivable	—	10,494	—
Amortization of above-market and below-market leases	(790)	(1,047)	—
Accretion expense	956	974	923
Stock-based employee compensation expense	326	492	186
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	827	(379)	772
Mortgages and accounts receivable, net	(5)	44	(172)
Prepaid expenses and other assets	423	(130)	170
Environmental remediation costs	(2,217)	(80)	(1,425)
Accounts payable and accrued expenses	(1,031)	(249)	545
Accrued income taxes	—	—	(700)

Net cash flow provided by operating activities	47,584	44,516	46,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(6,579)	(90,636)	(15,538)
Proceeds from dispositions of real estate	5,295	8,420	2,462
(Increase) decrease in cash held for property acquisitions	2,397	(2,079)	(465)
Collection (issuance) of mortgages receivable, net	(55)	267	326

Net cash flow provided by (used in) investing activities	1,058	(84,028)	(13,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	(2,250)	87,500	11,000
Cash dividends paid	(46,294)	(45,650)	(44,819)
Credit agreement origination costs	—	(863)	—
Cash paid in settlement of restricted stock units	—	(405)	—
Repayment of mortgages payable, net	—	(194)	(30)
Proceeds from exercise of stock options	9	—	696

Net cash flow provided by (used in) financing activities	(48,535)	40,388	(33,153)

Net increase (decrease) in cash and cash equivalents	107	876	(52)
Cash and cash equivalents at beginning of year	2,071	1,195	1,247

Cash and cash equivalents at end of year	$2,178	$2,071	$1,195

Supplemental disclosures of cash flow information Cash paid (refunded) during the year for:
Interest	$6,728	$7,021	$2,638
Income taxes, net	708	488	576
Recoveries from state underground storage tank funds	(1,511)	(1,644)	(2,128)
Environmental remediation costs	6,542	6,314	5,132

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the “Company”). The Company is a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. The Company manages and evaluates its operations as a single segment. All significant inter-company accounts and transactions have been eliminated.

          Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank (“UST” or “USTs”) funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

          Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2008 and 2007 have been reclassified as discontinued operations. The results of such properties for the years ended 2007 and 2006 have been reclassified to discontinued operations to conform to the 2008 presentation. Discontinued operations for the year ended December 31, 2008 and 2007 are primarily comprised of gains from property dispositions. The revenue from rental properties and expenses related to the operations of these properties are insignificant for the each of the three years ended December 31, 2008, 2007 and 2006.

          Real Estate: Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate operating properties and leasehold interests, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities. When real estate assets are sold or retired, the cost and related accumulated depreciation and amortization is eliminated from the respective accounts and any gain or loss is credited or charged to income. Expenditures for maintenance and repairs are charged to income when incurred.

          Depreciation and amortization: Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from sixteen to twenty-five years for buildings and improvements, or the term of the lease if shorter. Leasehold interests, capitalized above-market and below-market leases, in-place leases and tenant relationships are amortized over the remaining term of the underlying lease.

          Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: Assets are written down to fair value (determined on a nonrecurring basis using a discounted cash flow method and significant unobservable inputs) when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company reviews and adjusts as necessary its depreciation estimates and method when long-lived assets are tested for recoverability. Assets held for disposal are written down to fair value less disposition costs.

          Cash and Cash Equivalents: The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Deferred Rent Receivable and Revenue Recognition: The Company earns rental income under operating leases with tenants. Minimum lease rentals and lease termination payments are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the consolidated balance sheet. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. The Company provides reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that the tenant will not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms.

          Environmental Remediation Costs and Recoveries from State UST Funds, Net: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred, including legal obligations associated with the retirement of tangible long-lived assets if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as an offset to environmental expense, net of allowance for collection risk, based on estimated recovery rates developed from prior experience with the funds when such recoveries are considered probable. Environmental liabilities and related assets are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The Company will accrue for environmental liabilities that it believes are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental obligations.

          Litigation: Legal fees related to litigation are expensed as legal services are performed. The Company provides for litigation reserves, including certain litigation related to environmental matters, when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the best estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability. The Company accrues its share of environmental liabilities based on its assumptions of the ultimate allocation method and share that will be used when determining its share of responsibility.

          Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, the Company elected to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Internal Revenue Code. If the Company sells any property within ten years after its REIT election that is not exchanged for a like-kind property, it will be taxed on the built-in gain realized from such sale at the highest corporate rate. This ten-year built-in gain tax period will end in 2011.

          Interest Expense and Interest Rate Swap Agreement: In April 2006 the Company entered into an interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, designated and qualifying as a cash flow hedge, to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company has not entered into financial instruments for trading or speculative purposes. The fair value of the derivative is reflected on the consolidated balance sheet and will be reclassified as a component of interest expense over the remaining term of the interest rate swap agreement since the Company does not expect to settle the interest rate swap prior to its maturity. The fair value of the interest rate swap obligation is based upon the estimated amounts the Company would receive or pay to terminate the contract and is determined using an interest rate market pricing model. Changes in the fair value of the agreement would be recorded in the consolidated statements of operations if the agreement was not an effective cash flow hedge for accounting purposes.

          Earnings per Common Share: Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options and the issuance of common shares in settlement of restricted stock units utilizing the treasury stock method. For the year ended December 31, 2008, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

          Stock-Based Compensation: Compensation cost for the Company’s stock-based compensation plans using the fair value method was $326,000, $492,000 and $186,000 for the years ended 2008, 2007 and 2006, respectively, and is included in general and administrative expense. The impact of the accounting for stock-based compensation is, and is expected to be, immaterial to the Company’s financial position and results of operations.

          New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 generally applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Staff Position (“FSP”) No. 152, “Effective Date of FASB Statement No. 157”, (“FSP 152”) delayed the effective date of FASB No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in January 2008 has not had a material impact on the Company’s financial position and results of operations. The Company does not believe that the adoption of the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis will have a material impact on the Company’s financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements at fair value the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) requires that acquisition costs, which could be material to the Company’s future financial results, will be expensed rather than included as part of the basis of the acquisition. The adoption of this standard by the Company on January 1, 2009 will not result in a write-off of acquisition related transactions costs associated with transactions not yet consummated. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2. LEASES

          The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. In addition, approximately twenty of the Company’s properties are directly leased by the Company to others for other uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, North Dakota and Ohio.

          As of December 31, 2008, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred sixty-four properties. Substantially all of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) except for ten properties which are leased under supplemental leases (collectively the “Marketing Leases”). As of December 31, 2008, the Marketing Leases included eight hundred fifty-five retail motor fuel and convenience store properties and nine distribution terminals, seven hundred ten of the properties are owned by the Company and one hundred fifty-four of the properties are leased by the Company from third parties. The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. As permitted under the terms of the Company’s leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. (See footnote 3 for contingencies related to Marketing and the Marketing Leases for additional information.)

          The Company estimates that Marketing makes annual real estate tax payments for properties leased under the Marketing Leases of approximately $12.3 million. Marketing also makes additional payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by the Company. These costs, which have been assumed by Marketing under the terms of the Marketing Leases, are not reflected in the consolidated financial statements.

          Revenues from rental properties for the years ended December 31, 2008, 2007 and 2006 were $81,163,000, $78,069,000 and $71,329,000, respectively, of which $60,440,000, $59,669,000 and $59,482,000, respectively, were received from Marketing under the Marketing Leases. In addition, revenues from rental properties for the years ended December 31, 2008, 2007 and 2006 include $2,537,000, 3,605,000 and $2,982,000, respectively, of deferred rental revenue accrued due to recognition of rental revenue on a straight-line basis and amortization of above-market and below-market leases. In the fourth quarter and year ended December 31, 2007, the Company provided a non-cash $10.5 million reserve for a portion of the deferred rent receivable recorded as of December 31, 2007 related to the Marketing Leases. (See footnote 3 for additional information related to the Marketing Leases and the reserve.)

          Future contractual minimum annual rentals receivable from Marketing under the Marketing Leases and from other tenants, which have terms in excess of one year as of December 31, 2008, are as follows (in thousands. See footnote 3 for additional information related to the Marketing Leases and the reserve):

YEAR ENDING DECEMBER 31,	MARKETING	OTHER TENANTS	TOTAL (a)

2009	60,003	18,938	78,941
2010	59,968	18,722	78,690
2011	60,086	18,769	78,855
2012	60,402	18,588	78,990
2013	60,508	18,006	78,514
Thereafter	118,946	121,683	240,629

(a) Includes $78,441,000 of future minimum annual rentals receivable under subleases.

          Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $8,100,000, $8,337,000 and $8,685,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2008, 2007 and 2006 was $13,986,000, $14,145,000 and $14,646,000, respectively.

          The Company has obligations to lessors under non-cancelable operating leases which have terms (excluding renewal term options) in excess of one year, principally for gasoline stations and convenience stores. Substantially all of these leases contain renewal options and rent escalation clauses. The leased properties have a remaining lease term averaging over ten years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2009 — $7,338,000, 2010 — $5,971,000, 2011 — $4,600,000, 2012 — $3,197,000, 2013 — $2,038,000 and $3,476,000 thereafter.

3. COMMITMENTS AND CONTINGENCIES

          In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

          As of December 31, the Company leased eight hundred sixty-four of its one thousand sixty properties on a long-term triple-net basis to Marketing under the Marketing Leases (see footnote 2 for additional information). A substantial portion of the Company’s revenues (75% for the year ended December 31, 2008), are derived from the Marketing Leases. Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of Marketing and of the petroleum marketing industry, and any factor that adversely affects Marketing, or the Company’s relationship with Marketing, may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price. Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Even though Marketing is a wholly-owned subsidiary of Lukoil and Lukoil has in prior periods provided credit enhancement and capital to Marketing, Lukoil is not a guarantor of the Marketing Leases and there can be no assurance that Lukoil is currently providing, or will provide, any credit enhancement or additional capital to Marketing. The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants and; therefore, are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2009, although there is no assurance that it will continue to do so.

          The Company has had periodic discussions with representatives of Marketing regarding potential modifications to the Marketing Leases and, in 2007, during the course of such discussions, Marketing proposed to (i) remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases and eliminate payment of rent to the Company, and eliminate or reduce payment of operating expenses, with respect to the Subject Properties, and (ii) reduce the aggregate amount of rent payable to the Company for the approximately 60% of the properties that would remain under the Marketing Leases (the “Remaining Properties”). Representatives of Marketing have also indicated to the Company that they are considering significant changes to Marketing’s business model. In light of these developments and the continued deterioration in Marketing’s annual financial performance, in March 2008, the Company had decided to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties from the Marketing Leases. The Company has held periodic discussions with Marketing since March 2008 in its attempt to negotiate a modification of the Marketing Leases to remove the Subject Properties. Although the Company continues to remove individual locations from the Master Lease as mutually beneficial opportunities arise, there has been no agreement between the Company and Marketing on any principal terms that would be the basis for a definitive Master Lease modification agreement. If Marketing ultimately determines that its business strategy is to exit all of the properties it leases from the Company or to divest a composition of properties different from the properties comprising the Subject Properties, such as the revised list of properties provided to the Company by Marketing in the second quarter of 2008 which includes approximately 45% of the properties Marketing leases from the Company (the “Revised Subject Properties”), it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified or what the terms of any agreement may be if the Marketing Leases are modified. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not.

          The Company intends either to re-let or sell any properties removed from the Marketing Leases and reinvest the realized sales proceeds in new properties. The Company intends to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

          Due to the previously disclosed deterioration in Marketing’s annual financial performance, in conjunction with the Company’s decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, the Company has decided that it cannot reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current lease terms. In reaching this conclusion, the Company relied on various indicators, including, but not limited to, the following financial results of Marketing through the year ended December 31, 2007: (i) Marketing’s significant operating losses, (ii) its negative cash flow from operating activities, (iii) its asset impairment charges for underperforming assets, and (iv) its negative earnings before interest, taxes, depreciation, amortization and rent payable to the Company. The Company has not received Marketing’s financial results for the year ended December 31, 2008 prior to the preparation of this Annual Report on Form 10-K.

          The Company recorded a reserve of $10,494,000 in 2007 representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007. Providing the non-cash deferred rent receivable reserve reduced the Company’s net earnings but did not impact the Company’s cash flow from operating activities for 2007. As of December 31, 2008, the Company had a reserve of $10,029,000 for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. The Company has not provided a deferred rent receivable reserve related to the Remaining Properties since, based on the Company’s assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to the Remaining Properties of $22,900,000 as of December 31, 2008 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. The Company anticipates that the rental revenue for the Remaining Properties will continue to be recognized on a straight-line basis. As required by the straight-line method of accounting, beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms. Although the Company has adjusted the estimated useful lives of certain long-lived assets for the Subject Properties, the Company believes that no impairment charge was necessary for the Subject Properties as of December 31, 2008 or December 31, 2007 pursuant to the provisions of Statement of Financial Accounting Standards No. 144. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the year ended December 31, 2008 was not material.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, the Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations or if the Company’s assumptions regarding the ultimate allocation methods and share of responsibility that it used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of December 31, 2008 or 2007. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company based on its assumptions and analysis of information currently available to it) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

          Should the Company’s assessments, assumptions and beliefs prove to be incorrect, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether some or all of the Subject or Remaining Properties are likely to be removed from the Marketing Leases (ii) recoverability of the deferred rent receivable for some or all of the Subject or Remaining Properties, (iii) potential impairment of the Subject or Remaining Properties and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an impairment charge related to the Subject or Remaining Properties, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors.

          The Company cannot provide any assurance that Marketing will continue to pay its debts or meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing cannot or will not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company accrues for such liabilities; if the Company is unable to promptly re-let or sell the properties subject to the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected.

          The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is obligated to pay the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of December 31, 2008 and 2007 in connection with this indemnification agreement.

          The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of December 31, 2008 and 2007, the Company had accrued $1,671,000 and $2,575,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of underground storage tanks (“USTs” or “UST”) and soil remediation at a property that had been leased to and operated by Marketing. The Company believes Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing has denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. The Company has filed a third party claim against Marketing for indemnification in this matter, which claim is currently being actively litigated. Trial is anticipated to be scheduled for the first quarter of 2009. It is possible that the Company’s assumption that Marketing will be ultimately responsible for this claim may change, which may result in the Company providing an accrual for this and other matters.

          In September 2003, the Company was notified by the State of New Jersey Department of Environmental Protection (“NJDEP”) that the Company is one of approximately sixty-six potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The definitive list of potentially responsible parties and their actual responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. In September 2004, the Company received a General Notice Letter from the United States Environmental Protection Agency (the “EPA”) (the “EPA Notice”), advising the Company that it may be a potentially responsible party for costs of remediating certain conditions resulting from discharges of hazardous substances into the Lower Passaic River. ChevronTexaco received the same EPA Notice regarding those same conditions. In a related action, in December 2005, the State of New Jersey brought suit against certain companies which the State alleges are responsible for pollution of the Passaic River from a former Diamond Alkali manufacturing plant. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including the Company, seeking contribution for a pro-rata share of response costs, cleanup and removal costs, and other damages. The Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

          From October 2003 through December 31, 2008, the Company was notified that the Company was made party to fifty-four cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (“MTBE”) as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. At this time, the Company has been dismissed from certain of the cases initially filed against it. A significant number of the named defendants other than the Company have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which the Company is a party. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

          Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of December 31, 2008 and 2007, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $290,000 and $310,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 include, in general and administrative expenses, charges (credits) of $(72,000), $81,000 and ($301,000), respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4. CREDIT AGREEMENT

          As of December 31, 2008, borrowings under the Credit Agreement, described below, were $130,250,000, bearing interest at a weighted-average effective rate of 3.8% per annum. The weighted-average effective rate is based on $85,250,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.0% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.0%. The Company has a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of December 31, 2008, the applicable margin is 0.0% for base rate borrowings and will increase to 1.25% in the first quarter of 2009 for LIBOR rate borrowings.

          Subject to the terms of the Credit Agreement, the Company has the option to extend the term of the credit agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The Company does not expect to exercise its option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, the Company believes that it would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to the Company, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including customary financial covenants such as leverage and coverage ratios and other customary covenants, including limitations on the Company’s ability to incur debt, pay dividends and maintenance of tangible net worth, and events of default, including change of control and failure to maintain REIT status. A material adverse effect on the Company’s business, assets, prospects or condition, financial or otherwise, would also result in an event of default. Any event of default, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

          The Company entered into a $45,000,000 LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of December 31, 2008, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

          The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of December 31, 2008 and 2007, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during 2008 or 2007 representing the hedge’s ineffectiveness. At December 31, 2008 and, 2007, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $4,296,000 and $2,299,000, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company has recorded a loss in the fair value of the Swap Agreement related to the effective portion of the interest rate contract totaling $1,997,000, $1,478,000 and $821,000, respectively, in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The accumulated comprehensive loss will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement (of which approximately $1,862,000 is expected to be reclassified within the next twelve months) since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

          The fair value of the Swap Agreement is $4,296,000 as of December 31, 2008 determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the $133,577,000 projected borrowings outstanding under the Credit Agreement is $122,751,000 as of December 31, 2008 determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of December 31, 2008, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement and its valuation of the borrowings outstanding under the Credit Agreement in its entirety within Level 3 of the Fair Value Hierarchy.

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

          The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants based on the tenants’ history of paying such obligations and/or the Company’s assessment of their financial ability to pay their share of such costs. However, there can be no assurance that the Company’s assessments are correct or that the Company’s tenants who have paid their obligations in the past will continue to do so.

          Of the eight hundred sixty-four properties leased to Marketing as of December 31, 2008, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-seven retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

          It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company will be required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (See footnote 3 for contingencies related to Marketing and the Marketing Leases for additional information.)

          The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. Recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending, are accrued at fair value as an offset to environmental expense, net of allowance for collection risk, based on estimated recovery rates developed from prior experience with the funds when such recoveries are considered probable.

          Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs, on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. These accrual estimates are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these contingencies become more clearly defined and reasonably estimable. As of December 31, 2008, the Company had regulatory approval for remediation action plans in place for two hundred forty-nine (95%) of the two hundred sixty-two properties for which it continues to retain environmental responsibility and the remaining thirteen properties (5%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-four properties where it has received “no further action” letters.

          Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $4,656,000, $5,136,000 and $3,202,000 for 2008, 2007 and 2006, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

          As of December 31, 2008, 2007, 2006 and 2005, the Company had accrued $17,660,000, $18,523,000, $17,201,000 and $17,350,000 respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of December 31, 2008, 2007, 2006 and 2005, the Company had also recorded $4,223,000, $4,652,000, $3,845,000 and $4,264,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,871,000, $13,356,000 and $13,086,000 as of December 31, 2007, 2006 and 2005, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $956,000, $974,000 and $923,000 of net accretion expense was recorded for the years ended December 31, 2008, 2007 and 2006, respectively, substantially all of which is included in environmental expenses.

          In view of the uncertainties associated with environmental expenditures, contingencies related to Marketing and the Marketing Leases and contingencies related to other parties, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by the Company. (See footnote 3 for contingencies related to Marketing and the Marketing Leases for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company’s financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

6. INCOME TAXES

          Net cash paid for income taxes for the years ended December 31, 2008, 2007 and 2006 of $708,000, $488,000 and $576,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in the Company’s consolidated statements of operations.

          Earnings and profits (as defined in the Internal Revenue Code) is used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statement purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Earnings and profits were $40,906,000, $41,147,000 and $39,486,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2008, 2007 and 2006 were: ordinary income of 87.4%, 90.3% and 88.0%; capital gain distributions of 1.2%, 0.0% and 0.02% and non-taxable distributions of 11.4%, 9.7% and 11.8%, respectively.

          In order to qualify as a REIT, among other items, the Company must pay out substantially all of its earnings and profits in cash distributions to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. The Company accrues for this and certain other tax matters when appropriate based on information currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Accordingly, an income tax benefit of $700,000 was recorded in the third quarter of 2006, due to the elimination of the amount accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

7. SHAREHOLDERS’ EQUITY

          A summary of the changes in shareholders’ equity for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	COMMON STOCK		PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS		ACCUMULATED OTHER COMPREHENSIVE LOSS

	SHARES	AMOUNT					TOTAL

BALANCE, DECEMBER 31, 2005	24,717	$247	$257,766	$(30,130)		$—	$227,883

Net earnings				42,725			42,725
Dividends — $1.82 per common share				(45,094)			(45,094)
Stock-based compensation			186				186
Net unrealized loss on interest rate swap						(821)	(821)
Stock options exercised	48	1	695				696

BALANCE, DECEMBER 31, 2006	24,765	248	258,647	(32,499)		(821)	225,575

Net earnings				33,894			33,894
Dividends — $1.85 per common share				(45,900)			(45,900)
Stock-based compensation			87				87
Net unrealized loss on interest rate swap						(1,478)	(1,478)

BALANCE, DECEMBER 31, 2007	24,765	248	258,734	(44,505)		(2,299)	212,178

Net earnings				41,810			41,810
Dividends — $1.87 per common share				(46,429)			(46,429)
Stock-based compensation	1		326				326
Stock options exercised			9				9
Net unrealized loss on interest rate swap						(1,997)	(1,997)

BALANCE, DECEMBER 31, 2008	24,766	$248	$259,069	$(49,124	) (a)	$(4,296)	$205,897

(a)	Net of $103,803 transferred from retained earnings to common stock and paid-in capital as a result of accumulated stock dividends.

          The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, for issuance in series, of which none were issued as of December 31, 2008, 2007, 2006 and 2005.

8. SEVERANCE AGREEMENT AND EMPLOYEE BENEFIT PLANS

          General and administrative expenses include a provision of $447,000 recorded in the quarter ended December 31, 2007 primarily due to the payment of severance and the accelerated vesting of 14,250 restricted stock units which were unvested and scheduled to vest five years from the date of each grant in conjunction with the resignation of Mr. Andy Smith, the former President and Chief Legal Officer of the Company.

          The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors. Also, under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $151,000, $100,000 and $139,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included in the accompanying consolidated statements of operations.

          The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provides for the grant of restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. The 2004 Plan authorizes the Company to grant awards with respect to an aggregate of 1,000,000 shares of common stock through 2014. The aggregate maximum number of shares of common stock that may be subject to awards granted under the 2004 Plan during any calendar year is 80,000.

          The Company awarded to employees and directors 23,800, 17,550 and 12,550 restricted stock units (“RSUs”) and dividend equivalents in 2008, 2007 and 2006, respectively. The RSUs are settled subsequent to the termination of employment with the Company. On the settlement date each RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. In 2008, the Company settled 1,000 RSUs by issuing 400 shares of common stock with an intrinsic value of $7,000 net of employee tax withholdings and cancelling 600 RSUs that were not vested. In 2007, the Compensation Committee elected to settle 14,250 RSUs in cash for $405,000. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The 62,000 RSUs outstanding as of December 31, 2008 vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty percent of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award.

          The fair values of the RSUs were determined based on the closing market price of the Company’s stock on the date of grant. The average fair values of the RSUs granted in 2008, 2007, and 2006 were estimated at $26.86, $28.78, and $28.80 per unit on the date of grant with an aggregate fair value estimated at $639,000, $505,000 and $361,000, respectively. The fair value of the grants is recognized as compensation expense ratably over the five year vesting period of the RSUs. As of December 31, 2008, there was $971,000 of total unrecognized compensation cost related to RSUs granted under the 2004 Plan.

          The fair value of the 7,840, 19,330 and 3,320 RSUs which vested during the years ended December 31, 2008, 2007 and 2006 was $213,000, $523,000 and $88,000, respectively. The aggregate intrinsic value of the 62,000 outstanding RSUs and the 17,400 vested RSUs as of December 31, 2008 was $1,306,000 and $366,000, respectively. For the years ended December 31, 2008, 2007 and 2006, dividend equivalents aggregating approximately $88,000, $85,000 and $65,000, respectively, were charged against retained earnings when common stock dividends were declared.

          The Company has a stock option plan (the “Stock Option Plan”). The Company’s authorization to grant options to purchase shares of the Company’s common stock under the Stock Option Plan expired in January 2008. No options were granted in 2008. Stock options vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty-five percent of the total number of options covered by the award. As of December 31, 2008, there was $10,000 of unrecognized compensation cost related to non-vested options granted in May 2007 under the Stock Option Plan with an estimated fair value of $18,000, or $3.51 per option. The total fair value of the options vested during the years ended December 31, 2008 and 2006 was $4,000 and $8,000, respectively. As of December 31, 2008, there were 1,750, 10,500 and 5,000 options outstanding which were exercisable at prices of $16.15, $18.30 and $27.68 with a remaining contractual life of three, four and nine years, respectively.

          The following is a schedule of stock option prices and activity relating to the Stock Option Plan:

	YEAR ENDED DECEMBER 31,

	2008				2007		2006

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE

Outstanding at beginning of year	17,750	$20.73			12,750	$18.00	84,378	$19.48
Issued	—	—			5,000	27.68	—	—
Exercised (a)	(500)	18.30			—	—	(71,628)	19.74
Cancelled	—	—			—	—	—	—

Outstanding at end of year	17,250	$20.80	5.3	$4	17,750	$20.73	12,750	$18.00

Exercisable at end of year (b)	13,500	$18.89	4.8	$29	12,750	$18.00	12,750	$18.00

(a)	The total intrinsic value of the options exercised during the years ended December 31, 2008 and 2006 was $5,000 and $704,000, respectively.

(b)	The options vested during the years ended December 31, 2008 and 2006 was 1,250 and 14,875, respectively. No options vested during the year ended December 31, 2007.

9. QUARTERLY FINANCIAL DATA

          The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED
					YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2008	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues from rental properties	$20,242	$20,187	$20,328	$20,406	$81,163
Earnings from continuing operations	10,832	9,361	10,011	8,958	39,162
Net earnings	11,371	10,635	10,489	9,315	41,810
Diluted earnings per common share:
Earnings from continuing operations	.44	.38	.40	.36	1.58
Net earnings	.46	.43	.42	.38	1.69

	THREE MONTHS ENDED
					YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2007 (a)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues from rental properties	$17,713	$20,248	$20,000	$20,108	$78,069
Earnings (loss) from continuing operations (b)(c)	10,194	8,507	9,907	(498)	28,110
Net earnings (b)(c)	10,437	10,024	12,846	587	33,894
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (b)(c)	.41	.34	.40	(.02)	1.13
Net earnings (b)(c)	.42	.40	.52	.02	1.37

(a)

Includes (from the date of the acquisition) the effect of the $84.6 million acquisition of convenience stores and gas station properties from FF-TSY Holding Company II LLC (successor to Trustreet Properties, Inc.) which was substantially completed by the end of the first quarter of 2007 (See footnote 10 for additional information).

(b)

The quarter ended December 31, 2007 includes the effect of a $10.5 million non-cash reserve for the full amount of the deferred rent receivable recorded as of December 31, 2007 related to approximately 40% of the properties under leases with Marketing, (See footnote 3 for additional information).

(c)	The quarter ended December 31, 2007 includes a net expense of $447,000 related to Mr. Andy Smith’s resignation (See footnote 8 for additional information).

10. PROPERTY ACQUISITIONS

          On February 28, 2006, the Company completed the acquisition of eighteen retail motor fuel and convenience store properties located in Western New York for approximately $13,389,000. Simultaneous with the closing on the acquisition, the Company entered into a triple-net lease with a single tenant for all of the properties. The lease provides for annual rentals at a competitive rate and provides for escalations thereafter. The lease has an initial term of fifteen years and provides the tenant options for three renewal terms of five years each. The lease also provides that the tenant is responsible for all existing and future environmental conditions at the properties.

          Effective March 31, 2007, the Company acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79,335,000 from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under its Credit Agreement. Effective April 23, 2007, the Company acquired five additional properties from Trustreet for approximately $5,200,000. The aggregate cost of the acquisitions, including $1,131,000 of transaction costs, is approximately $84,535,000. Substantially all of the properties are triple-net-leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties.

          The purchase price has been allocated between assets, liabilities and intangible assets based on the estimates of fair value. The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases and in-place leases). Based on these estimates, the Company allocated $89,908,000, $5,351,000 and $10,724,000 of the purchase price to acquired tangible assets; identified intangible assets; and identified intangible liabilities, respectively.

          The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired in 2007 which was derived from the consolidated books and records of Trustreet. The unaudited pro forma condensed consolidated financial information assumes that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from (i) the straight-lining of scheduled rent increases and (ii) the net amortization of the intangible assets relating to above-market leases and intangible liabilities relating to below-market leases over the remaining lease terms which average eleven years and (b) depreciation and amortization adjustments resulting from (i) the depreciation of real estate assets over their useful lives which average seventeen years and (ii) the amortization of intangible assets relating to leases in place over the remaining lease terms. The following unaudited pro forma condensed consolidated financial information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition.

          The unaudited pro forma condensed financial information the years ended December 31, 2007 and 2006 is not indicative of the results of operations that would have been achieved had the acquisition from Trustreet reflected herein been consummated on the dates indicated or that will be achieved in the future and is as follows (in thousands, except per share amounts):

	2007	2006

Revenues from rental properties	$81,344	$81,724

Net earnings	$34,348	$43,900

Net earnings per share
Basic	$1.39	$1.77
Diluted	$1.39	$1.77

          In 2007, the Company also exercised its fixed price purchase option for seven leased properties, purchased two properties and redeveloped one property by purchasing land adjacent to it and building a new convenience store on the existing site. In 2008, the Company exercised its fixed price purchase option for three leased properties and purchased six properties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2009

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

          As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

          There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NYSE Certifications

          On June 16, 2008, in accordance with Section 303A.12 of the Listed Company Manual of the New York Stock Exchange, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by our Company of New York Stock Exchange corporate governance listing standards as of that date. Further the Company files certifications by its Chief Executive Officer and Chief Financial Officer with the SEC, in accordance with the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits to this our Annual Report on Form 10-K.

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

NAME	AGE	POSITION	OFFICER SINCE

Leo Liebowitz	81	Chairman and Chief Executive Officer	1971
Kevin C. Shea	49	Executive Vice President	2001
Thomas J. Stirnweis	50	Vice President, Treasurer and Chief Financial Officer	2001
Joshua Dicker	48	General Counsel and Corporate Secretary	2008

          Mr. Liebowitz cofounded the Company in 1955 and has served as Chief Executive Officer since 1985. He was the President of the Company from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Marketing from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co.

          Mr. Shea has been with the Company since 1984 and has served as Executive Vice President since May 2004. He was Vice President since January 2001 and Director of National Real Estate Development prior thereto.

          Mr. Stirnweis has been with the Company or Getty Petroleum Marketing Inc. since 1988 and has served as Vice President, Treasurer and Chief Financial Officer of the Company since May 2003. He joined the Company in January 2001 as Corporate Controller and Treasurer. Prior to joining the Company, Mr. Stirnweis was Manager of Financial Reporting and Analysis of Marketing.

          Mr. Dicker joined the Company in February 2008 as General Counsel and Corporate Secretary. Prior to joining Getty, he was a partner at the national law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters.

          There are no family relationships between any of the Company’s directors or executive officers.

          The Getty Realty Corp. Business Conduct Guidelines (“Code of Ethics”), which applies to all employees, including our chief executive officer and chief financial officer, is available on our website at www.gettyrealty.com.

Item 11. Executive Compensation

          Information in response to this item is incorporated herein by reference to information under the heading “Executive Compensation” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          There were no such relationships or transactions to report for the year ended December 31, 2008. Information with respect to director independence is incorporated herein by reference to information under the heading “Directors’ Meetings, Committees and Executive Officers — Independence of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

         Information in response to this item is incorporated herein by reference to information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data”.

(a)(2) Financial Statement Schedules

GETTY REALTY CORP.
INDEX TO FINANCIAL STATEMENT SCHEDULES
Item 15(a)(2)

(a)(3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 86 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

          Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 2, 2009 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 2009

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES
for the years ended December 31, 2008, 2007 and 2006
(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR

December 31, 2008:
Allowance for deferred rent receivable	$10,494	$—	$465	$10,029
Allowance for mortgages and accounts receivable	$100	$71	$71	$100
Allowance for deposits held in escrow	$—	$377	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650
December 31, 2007:
Allowance for deferred rent receivable	$—	$10,494	$—	$10,494
Allowance for mortgages and accounts receivable	$30	$70	$—	$100
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650
December 31, 2006:
Allowance for mortgages and accounts receivable	$29	$44	$43	$30
Allowance for recoveries from state underground storage tank funds	$750	$—	$100	$650

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
As of December 31, 2008
(in thousands)

          The summarized changes in real estate assets and accumulated depreciation are as follows:

	2008	2007	2006

Investment in real estate:
Balance at beginning of year	$474,254	$383,558	$370,495
Acquisitions	6,540	94,700	15,496
Capital expenditures	—	1,310	42
Sales and condemnations	(3,939)	(3,464)	(1,416)
Lease terminations	(3,288)	(1,850)	(1,059)

Balance at end of year	$473,567	$474,254	$383,558

Accumulated depreciation and amortization:
Balance at beginning of year	$122,465	$116,089	$109,800
Depreciation and amortization expense	11,576	9,448	7,883
Sales and condemnations	(1,431)	(1,222)	(535)
Lease terminations	(3,288)	(1,850)	(1,059)

Balance at end of year	$129,322	$122,465	$116,089

          We are not aware of any material liens or encumbrances on any of our properties.

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

CEDAR PARK, TX	$178,507	$0	$42,091	$136,415	$178,507	$12,414	2007
ALBANY, NY	142,312	36,831	91,600	87,543	179,143	59,357	1985
SALISBURY, MA	119,698	59,615	80,598	98,715	179,313	89,410	1986
CARMEL, NY	20,419	158,943	20,750	158,612	179,362	154,391	1970
POTTSTOWN, PA	166,236	16,010	71,631	110,615	182,246	94,975	1989
LONG ISLAND CITY, NY	90,895	91,386	60,030	122,251	182,281	115,438	1972
BOILING SPRINGS, PA	14,792	167,641	14,792	167,641	182,433	151,310	1961
ARLINGTON, TX	182,460	0	30,425	152,035	182,460	17,212	2007
GREENVILLE, NY	77,153	105,325	77,152	105,326	182,478	99,023	1989
PIERMONT, NY	151,125	31,470	90,675	91,920	182,595	91,920	1978
SOUTH PORTLAND, ME	176,700	6,938	115,100	68,538	183,638	33,203	1985
AUBURN, ME	105,908	77,928	105,908	77,928	183,836	77,781	1986
KINGSTON, NY	68,341	115,961	44,379	139,923	184,302	136,199	1971
HOWELL, NJ	9,750	174,857	0	184,607	184,607	184,035	1978
PITTSFIELD, MA	97,153	87,874	40,000	145,027	185,027	144,983	1982
AGAWAM, MA	65,000	120,665	0	185,665	185,665	183,366	1982
IPSWICH, MA	138,918	46,831	95,718	90,031	185,749	87,034	1986
GETTYSBURG, PA	157,602	28,530	67,602	118,530	186,132	117,939	1986
ATHOL, MA	164,629	22,016	107,009	79,636	186,645	33,779	1991
GLEN ROCK, PA	20,442	166,633	20,442	166,633	187,075	145,128	1961
WHITE PLAINS, NY	120,393	67,315	0	187,708	187,708	187,708	1979
HADLEY, MA	119,276	68,748	36,080	151,944	188,024	147,948	1982
KINGSTON, NY	29,010	159,986	12,721	176,275	188,996	167,892	1972
TONAWANDA, NY	189,296	0	147,122	42,174	189,296	15,886	2000
SEAFORD, NY	32,000	157,665	0	189,665	189,665	162,443	1978
WISCASSET, ME	156,587	33,455	90,837	99,205	190,042	99,205	1986
BRISTOL, CT	108,808	81,684	44,000	146,492	190,492	142,705	1982
YONKERS, NY	111,300	80,000	65,000	126,300	191,300	116,522	1988
LANGHORNE, PA	122,202	69,328	50,000	141,530	191,530	96,391	1987
DELMAR, NY	150,000	42,478	70,000	122,478	192,478	118,294	1986
HUNTINGTON STATION, NY	140,735	52,045	84,000	108,780	192,780	108,416	1978
MECHANICSVILLE, VA	0	193,088	193,088	0	193,088	0	2005

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

CHRISTIANA, PA	182,593	11,178	65,212	128,559	193,771	128,559	1989
LINWOOD, PA	171,518	22,371	102,968	90,921	193,889	89,412	1987
OZONE PARK, NY	0	193,968	0	193,968	193,968	193,968	1986
ELMONT, NY	108,348	85,793	64,290	129,851	194,141	96,559	1982
ROTHSVILLE, PA	169,550	25,188	52,169	142,569	194,738	142,569	1989
OLD BRIDGE, NJ	85,617	109,980	56,190	139,407	195,597	138,339	1972
BREWSTER, NY	117,603	78,076	72,403	123,276	195,679	116,856	1972
BLOOMFIELD, CT	141,452	54,786	90,000	106,238	196,238	102,146	1986
JACKSONVILLE, FL	196,764	0	114,434	82,330	196,764	31,009	2000
EPHRATA, PA	187,843	9,400	65,212	132,031	197,243	131,124	1989
BRONX, NY	95,328	102,639	73,750	124,217	197,967	118,171	1976
RAVENA, NY	0	199,900	0	199,900	199,900	193,108	1991
BROOKLYN, NY	74,808	125,120	30,694	169,234	199,928	164,543	1967
POUGHKEEPSIE, NY	32,885	168,354	35,904	165,335	201,239	158,649	1971
JACKSONVILLE, FL	201,477	0	117,907	83,570	201,477	31,479	2000
DOUGLASSVILLE, PA	178,488	23,321	128,738	73,071	201,809	73,071	1990
CATSKILL, NY	104,447	99,076	203,523	0	203,523	0	1989
RHINEBECK, NY	203,658	0	101,829	101,829	203,658	9,505	2007
QUARRYVILLE, NY	35,917	168,199	35,916	168,200	204,116	161,348	1988
LEXINGTON, NC	204,139	0	43,311	160,828	204,139	17,602	2007
EXETER, NH	160,000	44,343	105,000	99,343	204,343	83,837	1986
MIDDLE VILLAGE, NY	130,684	73,741	89,960	114,465	204,425	108,299	1972
LEWISTON, NY	205,000	0	125,000	80,000	205,000	30,133	2000
MIDLAND PARK, NJ	201,012	4,080	150,000	55,092	205,092	49,668	1989
AUBURN, MA	175,048	30,890	125,048	80,890	205,938	80,639	1986
LAKEWOOD, NJ	130,148	77,265	70,148	137,265	207,413	136,702	1978
CLINTON, MA	177,978	29,790	115,686	92,082	207,768	43,245	1992
TOLLAND, CT	107,902	100,178	44,000	164,080	208,080	161,058	1982
BALDWIN, NY	101,952	106,328	61,552	146,728	208,280	112,964	1978
NORTH BABYLON, NY	91,888	117,066	59,059	149,895	208,954	147,091	1978
NEW YORK, NY	106,363	103,035	79,275	130,123	209,398	126,852	1976
HANCOCK, NY	100,000	109,470	50,000	159,470	209,470	155,229	1986
WATERFORD, CT	76,981	133,059	0	210,040	210,040	202,481	1982
AMITYVILLE, NY	70,246	139,953	42,148	168,051	210,199	168,051	1978
OCEANSIDE, NY	40,378	169,929	40,000	170,307	210,307	137,354	1970
MENANDS, NY	150,580	60,563	49,999	161,144	211,143	147,689	1988
WILLIAMSVILLE, NY	211,972	0	176,643	35,329	211,972	13,306	2000
PELHAM MANOR, NY	127,304	85,087	75,800	136,591	212,391	126,720	1972
MILLER PLACE, NY	110,000	103,160	66,000	147,160	213,160	145,331	1978
BRONX, NY	93,817	120,396	67,200	147,013	214,213	124,497	1985
MILFORD, MA	0	214,331	0	214,331	214,331	173,037	1985
BLUEPOINT, NY	96,163	118,524	96,068	118,619	214,687	114,006	1972
MOUNTVILLE, PA	195,635	19,506	78,254	136,887	215,141	136,887	1989
BAY SHORE, NY	188,900	26,286	123,000	92,186	215,186	53,485	1985
N. WINDHAM, ME	161,365	53,923	86,365	128,923	215,288	128,884	1986
TEWKSBURY, MA	125,000	90,338	75,000	140,338	215,338	134,274	1986
STRATFORD, NJ	215,597	0	0	215,597	215,597	206,617	1995
PELHAM MANOR, NY	136,791	78,987	75,000	140,778	215,778	137,650	1985
SEABROOK, NH	199,780	19,102	124,780	94,102	218,882	93,844	1986
FRANKLIN, CT	50,904	168,470	20,232	199,142	219,374	198,201	1982
WESTFIELD, MA	123,323	96,093	50,000	169,416	219,416	166,343	1982
HAMPTON, NH	193,103	26,449	135,598	83,954	219,552	83,589	1986
MIDDLETOWN, CT	133,022	86,915	131,312	88,625	219,937	88,625	1987
WORCESTER, MA	186,877	33,510	121,470	98,917	220,387	47,387	1993
STONY BROOK, NY	175,921	44,529	105,000	115,450	220,450	114,507	1978
YONKERS, NY	153,184	67,266	76,592	143,858	220,450	78,260	1987
EMMITSBURG, MD	146,949	73,613	101,949	118,613	220,562	118,392	1986
MANCHESTER, CT	65,590	156,628	64,750	157,468	222,218	156,833	1982
STATEN ISLAND, NY	0	222,525	0	222,525	222,525	222,525	1981
PELHAM, NH	169,182	53,497	136,077	86,602	222,679	80,417	1986
AMHERST, NY	223,009	0	173,451	49,558	223,009	29,860	2000
NEW ROCHELLE, NY	188,932	34,649	103,932	119,649	223,581	119,017	1982

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

SOMERSWORTH, NH	210,805	15,012	157,520	68,297	225,817	68,169	1986
RED HOOK, NY	0	226,787	0	226,787	226,787	220,274	1991
BRIDGEWATER, MA	190,360	36,762	140,000	87,122	227,122	81,814	1987
BROOKLYN, NY	135,693	91,946	100,035	127,604	227,639	107,679	1972
NEW YORK, NY	0	229,435	0	229,435	229,435	229,433	1985
HYANNIS, MA	222,472	7,282	144,607	85,147	229,754	24,909	1991
LAGRANGEVILLE, NY	129,133	101,140	64,626	165,647	230,273	163,995	1972
PINE HILL, NJ	190,568	39,918	115,568	114,918	230,486	112,628	1986
TREVOSE, PA	215,214	16,382	150,000	81,596	231,596	71,123	1987
MILFORD, NH	190,000	41,689	115,000	116,689	231,689	112,700	1986
W. HAVERSTRAW, NY	194,181	38,141	140,000	92,322	232,322	87,313	1978
MERIDEN, CT	126,188	106,805	72,344	160,649	232,993	155,320	1982
LANCASTER, PA	208,677	24,347	78,254	154,770	233,024	154,770	1989
WEST HAVEN, CT	185,138	48,619	74,000	159,757	233,757	157,837	1982
LEOMINSTER, MA	185,040	49,592	85,040	149,592	234,632	147,070	1986
PELHAM, NH	0	234,915	0	234,915	234,915	140,743	1996
NEW MILFORD, CT	113,947	121,174	0	235,121	235,121	231,921	1982
EBENEZER, PA	147,058	88,474	68,804	166,728	235,532	144,565	1989
STOUGHTON, MA	0	235,794	0	235,794	235,794	200,384	1990
QUINCY, MA	200,000	36,112	125,000	111,112	236,112	109,396	1986
HARWICH, MA	225,000	12,044	150,000	87,044	237,044	84,250	1986
NORTH KINGSTOWN, RI	211,835	25,971	89,135	148,671	237,806	147,346	1985
KENHORST, PA	143,466	94,592	65,212	172,846	238,058	154,465	1989
BOYERTOWN, PA	233,000	5,373	151,700	86,673	238,373	40,875	1985
ATCO, NJ	153,159	85,853	131,766	107,246	239,012	107,063	1987
SPRINGFIELD, MA	0	239,087	0	239,087	239,087	183,746	1984
COLUMBIA, PA	225,906	13,206	75,000	164,112	239,112	139,513	1989
PAWTUCKET, RI	237,100	2,990	154,400	85,690	240,090	39,103	1985
NEW HAVEN, CT	217,000	23,889	141,300	99,589	240,889	55,976	1985
ROTTERDAM, NY	140,600	100,399	91,600	149,399	240,999	112,696	1985
SACO, ME	204,006	37,173	150,694	90,485	241,179	90,385	1986
SOMERSWORTH, NH	180,800	60,497	117,700	123,597	241,297	72,820	1985
PITTSFIELD, MA	123,167	118,273	50,000	191,440	241,440	190,690	1982
BRONX, NY	45,044	196,956	10,044	231,956	242,000	202,976	1976
LEWISTON, ME	180,338	62,629	101,338	141,629	242,967	139,558	1986
LAKE RONKONKOMA, NY	87,097	156,576	51,000	192,673	243,673	189,671	1978
HANOVER, PA	231,028	13,252	70,000	174,280	244,280	155,369	1989
NEW WINDSOR, NY	150,000	94,791	75,000	169,791	244,791	157,978	1986
HILLSBOROUGH, NJ	237,122	7,729	100,000	144,851	244,851	67,608	1985
DEDHAM, MA	225,824	19,150	125,824	119,150	244,974	118,859	1987
POTTSVILLE, PA	162,402	82,769	43,471	201,700	245,171	188,055	1990
YONKERS, NY	202,826	42,877	144,000	101,703	245,703	86,111	1986
OSSINING, NY	140,992	104,761	97,527	148,226	245,753	141,908	1982
WELLSVILLE, NY	247,281	0	0	247,281	247,281	28,025	2006
MERIDEN, CT	207,873	39,829	84,000	163,702	247,702	162,841	1982
BETHPAGE, NY	210,990	38,356	126,000	123,346	249,346	122,757	1978
COTTAGE HILLS, IL	249,419	0	26,199	223,220	249,419	24,030	2007
LACKAWANNA, NY	250,030	0	129,870	120,160	250,030	56,548	2000
RED LION, PA	221,719	29,788	52,169	199,338	251,507	197,653	1989
BETHLEHEM, PA	208,677	42,927	130,423	121,181	251,604	118,994	1989
CROMWELL, CT	70,017	183,119	24,000	229,136	253,136	229,136	1982
BELLEVILLE, NJ	215,468	38,163	149,237	104,394	253,631	103,157	1986
BRISTOL, CT	253,639	0	149,553	104,086	253,639	17,346	2004
CENTRAL ISLIP, NY	103,183	151,449	61,435	193,197	254,632	193,197	1978
PORTSMOUTH, NH	235,000	20,257	150,000	105,257	255,257	104,984	1986
HAWTHORNE, NJ	245,100	10,967	159,600	96,467	256,067	48,303	1985
COLONIA, NJ	253,100	3,395	164,800	91,695	256,495	41,954	1985
HILLSIDE, NJ	225,000	31,552	150,000	106,552	256,552	105,238	1987
S. WEYMOUTH, MA	211,891	44,893	256,784	0	256,784	0	1985
WEST SENECA, NY	257,142	0	184,385	72,757	257,142	27,411	2000
WEST YARMOUTH, MA	225,000	33,165	125,000	133,165	258,165	132,212	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

LONG ISLAND CITY, NY	106,592	151,819	73,260	185,151	258,411	156,275	1976
CLIFTON HGTS, PA	213,000	46,824	138,700	121,124	259,824	77,026	1985
ENFIELD, CT	259,881	0	0	259,881	259,881	127,392	2004
SHREWSBURY, PA	132,993	126,898	52,832	207,059	259,891	176,046	1989
REINHOLDS, PA	176,520	83,686	82,017	178,189	260,206	153,485	1989
EPHRATA, PA	208,604	52,826	30,000	231,430	261,430	173,272	1989
MILFORD, MA	0	262,436	0	262,436	262,436	192,695	1991
EXETER, NH	113,285	149,265	65,000	197,550	262,550	188,505	1986
EAST HILLS, NY	241,613	21,070	241,613	21,070	262,683	20,248	1986
STONY POINT, NY	59,329	203,448	55,800	206,977	262,777	199,852	1971
HYDE PARK, NY	253,100	12,015	139,100	126,015	265,115	109,042	1985
READING, PA	182,592	82,812	104,338	161,066	265,404	144,701	1989
HARTFORD, CT	233,000	32,563	151,700	113,863	265,563	65,422	1985
SOUTH PORTLAND, ME	180,689	84,980	110,689	154,980	265,669	154,980	1986
BRIDGEPORT, CT	245,100	20,652	159,600	106,152	265,752	56,447	1985
READING, PA	129,284	137,863	65,352	201,795	267,147	167,329	1989
E. PATCHOGUE, NY	57,049	210,390	34,213	233,226	267,439	231,219	1978
CLAYMONT, DE	237,200	30,878	151,700	116,378	268,078	69,812	1985
EAST HARTFORD, CT	208,004	60,493	84,000	184,497	268,497	184,155	1982
NEPTUNE CITY, NJ	269,600	0	175,600	94,000	269,600	41,048	1985
OAKHURST, NJ	225,608	46,405	100,608	171,405	272,013	169,702	1985
FRANKLIN, MA	253,619	18,437	164,852	107,204	272,056	37,758	1988
AGAWAM, MA	209,555	63,621	136,000	137,176	273,176	93,909	1985
WAPPINGERS FALLS, NY	114,185	159,162	111,785	161,562	273,347	154,655	1971
BRONX, NY	90,176	183,197	40,176	233,197	273,373	201,037	1976
COLONIE, NY	245,150	28,322	120,150	153,322	273,472	149,666	1986
RIDGEFIELD PARK, NJ	273,549	0	150,000	123,549	273,549	88,159	1997
NORTHPORT, NY	241,100	33,036	157,000	117,136	274,136	69,360	1985
SOUTHINGTON, CT	115,750	158,561	70,750	203,561	274,311	202,983	1982
FRANKLIN SQUARE, NY	152,572	121,756	137,315	137,013	274,328	94,541	1978
SANFORD, ME	265,523	9,178	201,316	73,385	274,701	73,385	1986
ARENDTSVILLE, PA	173,759	101,020	32,603	242,176	274,779	219,328	1989
OSSINING, NY	231,100	44,049	149,200	125,949	275,149	75,785	1985
WILMINGTON, DE	242,800	32,615	158,100	117,315	275,415	69,602	1985
LAURELDALE, PA	262,079	15,550	86,941	190,688	277,629	188,178	1989
BRONX, NY	0	278,517	0	278,517	278,517	224,698	1976
BAY SHORE, NY	156,382	123,032	85,854	193,560	279,414	189,628	1981
NORTH GRAFTON, MA	244,720	35,136	159,068	120,788	279,856	51,708	1991
NEFFSVILLE, PA	234,761	45,637	91,296	189,102	280,398	185,596	1989
EPHRATA, PA	183,477	96,937	136,809	143,605	280,414	121,045	1990
QUEENSBURY, NY	215,255	65,245	140,255	140,245	280,500	134,653	1986
BRYN MAWR, PA	221,000	59,832	143,900	136,932	280,832	89,510	1985
TERRYVILLE, CT	182,308	98,911	74,000	207,219	281,219	207,051	1982
NEW CITY, NY	180,979	100,597	109,025	172,551	281,576	171,798	1978
MALTA, NY	190,000	91,726	65,000	216,726	281,726	209,422	1986
BRONX, NY	88,865	193,679	63,315	219,229	282,544	217,432	1976
BRONX, NY	141,322	141,909	86,800	196,431	283,231	186,116	1972
PARADISE, PA	132,295	151,188	102,295	181,188	283,483	140,177	1986
RONKONKOMA, NY	76,478	208,121	46,057	238,542	284,599	233,393	1978
TROY, NY	225,000	60,569	146,500	139,069	285,569	85,229	1985
ELLENVILLE, NY	233,000	53,690	151,700	134,990	286,690	85,391	1985
SOUTH HADLEY, MA	232,445	54,351	90,000	196,796	286,796	191,723	1982
WESTBROOK, ME	93,345	193,654	50,431	236,568	286,999	192,936	1986
WORCESTER, MA	146,832	140,589	95,441	191,980	287,421	115,861	1991
WARWICK, RI	253,100	34,400	164,800	122,700	287,500	70,531	1985
WORCESTER, MA	275,866	11,674	179,313	108,227	287,540	33,559	1992
UNION, NJ	287,800	0	287,800	0	287,800	0	1985
RICHMOND, VA	120,818	167,895	0	288,713	288,713	264,641	1990
HAVERTOWN, PA	265,200	24,500	172,700	117,000	289,700	62,451	1985
FORT EDWARD, NY	225,000	65,739	150,000	140,739	290,739	137,351	1986
GRANBY, MA	58,804	232,477	24,000	267,281	291,281	204,923	1982

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

ELKINS PARK, PA	275,171	17,524	200,000	92,695	292,695	91,156	1990
BRONX, NY	0	293,507	0	293,507	293,507	293,507	1972
KING GEORGE, VA	0	293,638	293,638	0	293,638	0	2005
BALLSTON, NY	160,000	134,021	110,000	184,021	294,021	180,833	1986
HAMBURG, NY	294,031	0	163,906	130,125	294,031	49,013	2000
IPSWICH, MA	275,000	19,161	150,000	144,161	294,161	142,410	1986
ALBANY, NY	206,620	87,949	81,620	212,949	294,569	206,450	1986
NEW YORK, NY	125,923	168,772	78,125	216,570	294,695	213,843	1972
HAMBURG, PA	219,280	75,745	130,423	164,602	295,025	154,329	1989
WEST DEPTFORD, NJ	245,450	50,295	151,053	144,692	295,745	142,590	1987
BALDWIN, NY	290,923	5,007	151,280	144,650	295,930	62,219	1986
NORRISTOWN, PA	175,300	120,786	175,300	120,786	296,086	66,625	1985
KERNERSVILLE, NC	296,770	0	72,777	223,994	296,770	20,060	2007
STATEN ISLAND, NY	40,598	256,262	26,050	270,810	296,860	201,194	1973
PISCATAWAY, NJ	269,200	28,232	175,300	122,132	297,432	68,358	1985
ROANOKE, VA	91,281	206,221	0	297,502	297,502	229,390	1990
MANCHESTER, NH	261,100	36,404	170,000	127,504	297,504	68,448	1985
ORLEANS, MA	260,000	37,637	185,000	112,637	297,637	108,503	1986
MILLERTON, NY	175,000	123,063	100,000	198,063	298,063	185,327	1986
ROTTERDAM, NY	132,287	166,077	0	298,364	298,364	246,286	1995
STRATFORD, CT	285,200	14,728	185,700	114,228	299,928	57,536	1985
SALEM, MA	275,000	25,393	175,000	125,393	300,393	123,970	1986
MCCONNELLSBURG, PA	155,367	145,616	69,915	231,068	300,983	132,501	1989
EPPING, NH	170,000	131,403	120,000	181,403	301,403	162,869	1986
STATEN ISLAND, NY	0	301,713	0	301,713	301,713	233,997	1978
OXFORD, MA	293,664	9,098	190,882	111,880	302,762	32,247	1993
ORANGE, NJ	281,200	24,573	183,100	122,673	305,773	66,891	1985
DEPTFORD, NJ	281,200	24,745	183,100	122,845	305,945	66,308	1985
STATEN ISLAND, NY	173,667	133,198	113,369	193,496	306,865	179,987	1976
CASTILE, NY	307,196	0	132,196	175,000	307,196	19,833	2006
JAMAICA, NY	12,000	295,750	12,000	295,750	307,750	205,240	1970
CLIFTON, NJ	301,518	6,413	150,000	157,931	307,931	105,862	1987
BRONX, NY	0	309,235	176,558	132,677	309,235	71,647	1971
OXFORD, PA	191,449	118,321	65,212	244,558	309,770	217,909	1989
SOUTHBRIDGE, MA	249,169	62,205	161,960	149,414	311,374	80,091	1993
BUFFALO, NY	312,426	0	150,888	161,538	312,426	73,384	2000
PEMBROKE, NH	138,492	174,777	100,837	212,432	313,269	156,678	1986
CANDIA, NH	130,000	184,004	80,000	234,004	314,004	229,159	1986
N RICHLAND HILLS, TX	314,246	0	125,745	188,501	314,246	17,806	2007
BRONX, NY	130,396	184,222	90,396	224,222	314,618	207,544	1972
BALLSTON SPA, NY	210,000	105,073	100,000	215,073	315,073	210,459	1986
REGO PARK, NY	33,745	281,380	23,000	292,125	315,125	236,798	1974
PHILADELPHIA, PA	281,200	34,285	183,100	132,385	315,485	75,319	1985
EPSOM, NH	220,000	96,022	155,000	161,022	316,022	145,638	1986
TONAWANDA, NY	304,762	11,493	211,337	104,918	316,255	39,521	2000
RIDGEWOOD, NY	278,372	38,578	250,000	66,950	316,950	25,068	1986
WHITE PLAINS, NY	258,600	60,120	164,800	153,920	318,720	94,842	1985
NORRISTOWN, PA	241,300	78,419	157,100	162,619	319,719	90,430	1985
WEST TAGHKANIC, NY	202,750	117,540	121,650	198,640	320,290	135,096	1986
CATSKILL, NY	321,446	0	125,000	196,446	321,446	45,230	2004
ADAMSTOWN, PA	213,424	108,844	100,000	222,268	322,268	168,733	1989
GREEN VILLAGE, NJ	277,900	44,471	127,900	194,471	322,371	191,202	1985
MIDDLETOWN, RI	306,710	16,364	176,710	146,364	323,074	145,343	1987
BROOKLYN, NY	74,928	250,382	44,957	280,353	325,310	209,144	1978
SOUTH YARMOUTH, MA	275,866	49,961	179,313	146,514	325,827	65,103	1991
FURLONG, PA	175,300	151,150	175,300	151,150	326,450	97,131	1985
ALDAN, PA	281,200	45,539	183,100	143,639	326,739	84,049	1985
YARMOUTHPORT, MA	300,000	26,940	150,000	176,940	326,940	176,940	1986
FITCHBURG, MA	311,808	16,384	202,675	125,517	328,192	40,798	1991
WESTFIELD, MA	289,580	38,615	188,400	139,795	328,195	82,366	1985
ROBESONIA, PA	225,913	102,802	70,000	258,715	328,715	224,809	1989

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

BELMONT, MA	301,300	27,938	196,200	133,038	329,238	71,941	1985
WORCESTER, MA	284,765	45,285	185,097	144,953	330,050	67,168	1991
QUEENSBURY, NY	225,000	105,592	165,000	165,592	330,592	160,273	1986
PITTSFIELD, MA	281,200	51,100	183,100	149,200	332,300	121,888	1985
BRIDGEPORT, CT	313,400	20,303	204,100	129,603	333,703	67,230	1985
CAIRO, NY	191,928	142,895	46,650	288,173	334,823	279,210	1988
METHUEN, MA	147,330	188,059	50,731	284,658	335,389	239,946	1986
FITCHBURG, MA	142,383	194,291	92,549	244,125	336,674	144,755	1992
MILFORD, CT	293,512	43,846	191,000	146,358	337,358	85,956	1985
BRENTWOOD, NY	253,058	84,485	125,000	212,543	337,543	205,657	1968
BAY SHORE, NY	47,685	289,972	0	337,657	337,657	336,713	1969
BRIDGEPORT, CT	313,400	24,314	204,100	133,614	337,714	70,985	1985
CONSHOHOCKEN, PA	261,100	77,885	170,000	168,985	338,985	110,753	1985
PHILADELPHIA, PA	289,300	50,010	188,400	150,910	339,310	92,167	1985
WEST BOYLSTON, MA	311,808	28,937	202,675	138,070	340,745	52,841	1991
NORTH LINDENHURST, NY	341,530	0	192,000	149,530	341,530	62,218	1998
LATHAM, NY	275,000	68,160	150,000	193,160	343,160	187,787	1986
REIFFTON, PA	338,250	5,295	43,470	300,075	343,545	300,075	1989
OLD BRIDGE, NJ	319,521	24,445	204,621	139,345	343,966	74,086	1985
WESTBROOK, CT	344,881	0	0	344,881	344,881	143,700	2004
SCOTCH PLAINS, NJ	331,063	14,455	214,600	130,918	345,518	65,909	1985
HILLTOP, NJ	329,500	16,758	214,600	131,658	346,258	65,932	1985
BREWSTER, NY	302,564	44,393	142,564	204,393	346,957	200,406	1988
COMMACK, NY	321,400	25,659	209,300	137,759	347,059	74,227	1985
HATBORO, PA	285,200	61,979	185,700	161,479	347,179	104,001	1985
WANTAGH, NY	261,814	85,758	175,000	172,572	347,572	124,605	1985
BROOKLYN, NY	116,328	232,254	75,000	273,582	348,582	197,062	1980
BRONX, NY	128,419	221,197	100,681	248,935	349,616	200,262	1972
NEW BERN, NC	349,946	0	190,389	159,557	349,946	19,490	2007
IRVINGTON, NJ	271,200	79,011	176,600	173,611	350,211	116,726	1985
MEDIA, PA	326,195	24,082	191,000	159,277	350,277	101,463	1985
HATBORO, PA	289,300	61,371	188,400	162,271	350,671	103,093	1985
PHILADELPHIA, PA	285,200	65,498	185,700	164,998	350,698	105,438	1985
RIDGE, NY	276,942	73,821	200,000	150,763	350,763	125,987	1977
GRAND ISLAND, NY	350,849	0	247,348	103,501	350,849	55,756	2000
METHUEN, MA	300,000	50,861	150,000	200,861	350,861	199,115	1986
CINNAMINSON, NJ	326,501	24,931	176,501	174,931	351,432	172,960	1987
ABINGTON, PA	309,300	43,696	201,400	151,596	352,996	88,995	1985
BEDFORD, TX	353,047	0	112,953	240,094	353,047	29,199	2007
WORCESTER, MA	342,608	11,101	222,695	131,014	353,709	37,328	1991
BROOKLYN, NY	100,000	254,503	66,890	287,613	354,503	240,968	1972
MAGNOLIA, NJ	329,500	26,488	214,600	141,388	355,988	76,662	1985
TUCKERTON, NJ	224,387	132,864	131,018	226,233	357,251	222,358	1987
MERRIMACK, NH	151,993	205,823	100,598	257,218	357,816	198,323	1986
HYDE PARK, NY	300,000	59,198	175,000	184,198	359,198	180,659	1986
WILMINGTON, DE	337,500	21,971	219,800	139,671	359,471	72,609	1985
EAST PROVIDENCE, RI	309,950	49,546	202,050	157,446	359,496	93,763	1985
SCARSDALE, NY	257,100	102,632	167,400	192,332	359,732	125,659	1985
BRISTOL, CT	359,906	0	0	359,906	359,906	149,963	2004
BAYONNE, NJ	341,500	18,947	222,400	138,047	360,447	70,535	1985
WINDSOR LOCKS, CT	360,664	0	0	360,664	360,664	60,113	2004
BROOKLYN, NY	237,100	125,067	154,400	207,767	362,167	125,486	1985
BRIDGEPORT, CT	346,442	16,990	230,000	133,432	363,432	131,730	1985
LEOLA, PA	262,890	102,007	131,189	233,708	364,897	105,602	1989
BRISTOL, CT	365,028	0	237,268	127,760	365,028	21,292	2004
BROOKLYN, NY	0	365,767	0	365,767	365,767	337,789	1970
BRIDGEPORT, CT	338,415	27,786	219,800	146,401	366,201	77,714	1985
HOLYOKE, MA	329,500	38,345	214,600	153,245	367,845	145,091	1985
PORTLAND, ME	325,400	42,652	211,900	156,152	368,052	82,597	1985
BRONX, NY	69,150	300,279	34,150	335,279	369,429	256,816	1972

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total

PLAINVILLE, CT	80,000	290,433	0	370,433	370,433	322,526	1983
CHERRY HILL, NJ	357,500	13,879	232,800	138,579	371,379	67,609	1985
CRANFORD, NJ	342,666	29,222	222,400	149,488	371,888	81,200	1985
STRATFORD, CT	301,300	70,735	196,200	175,835	372,035	112,470	1985
LEOMINSTER, MA	195,776	177,454	127,254	245,976	373,230	149,460	1991
MOHNTON, PA	317,228	56,374	66,425	307,177	373,602	291,371	1989
PAWTUCKET, RI	212,775	161,188	118,860	255,103	373,963	226,580	1986
HINGHAM, MA	352,606	22,484	242,520	132,570	375,090	130,995	1989
MINEOLA, NY	341,500	34,411	222,400	153,511	375,911	85,135	1985
BROOKLYN, NY	147,795	228,379	103,815	272,359	376,174	233,292	1972
STATEN ISLAND, NY	25,000	351,829	0	376,829	376,829	302,382	1972
WILMINGTON, DE	309,300	67,834	201,400	175,734	377,134	106,915	1985
SPRINGFIELD, MA	139,373	239,713	50,000	329,086	379,086	247,702	1983
TRENTON, NJ	373,600	9,572	243,300	139,872	383,172	65,722	1985
SLEEPY HOLLOW, NY	280,825	102,486	129,744	253,567	383,311	245,574	1969
S. GLENS FALLS, NY	325,000	58,892	188,700	195,192	383,892	195,192	1986
NORWALK, CT	257,308	128,940	104,000	282,248	386,248	281,503	1982
MASSAPEQUA, NY	333,400	53,696	217,100	169,996	387,096	103,834	1985
SPRING LAKE, NJ	345,500	42,194	225,000	162,694	387,694	90,468	1985
ROCHESTER, NH	179,717	208,103	100,000	287,820	387,820	233,623	1986
WORCESTER, MA	231,372	157,356	150,392	238,336	388,728	138,067	1991
OZONE PARK, NY	57,289	331,799	44,715	344,373	389,088	289,034	1976
NEW ROCHELLE, NY	337,500	51,741	219,800	169,441	389,241	96,058	1985
NEW BRITAIN, CT	390,497	0	253,823	136,674	390,497	22,779	2004
WALL TOWNSHIP, NJ	336,441	55,709	121,441	270,709	392,150	266,566	1986
BRONX, NY	70,132	322,265	30,132	362,265	392,397	272,357	1972
LANCASTER, PA	308,964	83,443	104,338	288,069	392,407	271,636	1989
FRIENDSHIP, NY	392,517	0	42,517	350,000	392,517	39,667	2006
SAUGERTIES, NY	328,668	63,983	328,668	63,983	392,651	60,624	1988
INTERCOURSE, PA	311,503	81,287	157,801	234,989	392,790	100,787	1989
SOUTH AMBOY, NJ	299,678	94,088	178,950	214,816	393,766	213,268	1978
BASKING RIDGE, NJ	362,172	32,960	200,000	195,132	395,132	131,994	1986
GARDEN CITY, NY	361,600	33,774	235,500	159,874	395,374	87,489	1985
WOBURN, MA	350,000	45,681	200,000	195,681	395,681	193,825	1986
COBALT, CT	395,683	0	0	395,683	395,683	164,867	2004
AUBURN, MA	369,306	27,792	240,049	157,049	397,098	54,077	1991
STATEN ISLAND, NY	357,904	39,588	230,300	167,192	397,492	95,569	1985
FLUSHING, NY	118,309	280,435	78,309	320,435	398,744	232,913	1973
OCEANSIDE, NY	313,400	88,863	204,100	198,163	402,263	102,139	1985
BELLAIRE, NY	329,500	73,358	214,600	188,258	402,858	111,531	1985
CATSKILL, NY	404,988	0	354,365	50,623	404,988	4,050	2007
NORTH HAVEN, CT	405,389	0	251,985	153,404	405,389	32,459	2004
BRIDGEPORT, CT	349,500	56,209	227,600	178,109	405,709	107,742	1985
WORCESTER, MA	385,600	21,339	251,100	155,839	406,939	79,050	1985
TRENTON, NJ	337,500	69,461	219,800	187,161	406,961	120,564	1985
WILMINGTON, DE	369,600	38,077	240,700	166,977	407,677	93,054	1985
BRONX, NY	118,025	290,298	73,025	335,298	408,323	282,534	1972
SEAFORD, NY	325,400	83,257	211,900	196,757	408,657	99,029	1985
WATERTOWN, CT	351,771	58,812	204,027	206,556	410,583	109,570	1992
MORRISVILLE, PA	377,600	33,522	245,900	165,222	411,122	90,191	1985
GLENDALE, NY	124,438	287,907	86,160	326,185	412,345	270,940	1976
JERICHO, NY	0	412,536	0	412,536	412,536	270,549	1998
BRONX, NY	60,000	353,955	60,800	353,155	413,955	277,239	1965
CORONA, NY	114,247	300,172	112,800	301,619	414,419	215,843	1965
NEW ROCHELLE, NY	415,180	0	251,875	163,305	415,180	67,712	1998
WARWICK, RI	376,563	39,933	205,889	210,607	416,496	208,671	1989
ST. ALBANS, NY	329,500	87,250	214,600	202,150	416,750	128,829	1985
NASHUA, NH	197,142	219,639	155,837	260,944	416,781	198,380	1986
WILMINGTON, DE	313,400	103,748	204,100	213,048	417,148	138,441	1985
HAVERHILL, MA	400,000	17,182	225,000	192,182	417,182	191,937	1986
PHILADELPHIA, PA	389,700	28,006	253,800	163,906	417,706	87,019	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

BERGENFIELD, NJ	381,590	36,271	300,000	117,861	417,861	114,909	1990
PLAISTOW, NH	300,406	117,924	244,694	173,636	418,330	163,605	1987
BELMONT, MA	389,700	28,871	253,800	164,771	418,571	87,317	1985
NEW HOLLAND, PA	313,015	106,839	143,465	276,389	419,854	251,559	1989
MADISON, NC	420,878	0	45,705	375,174	420,878	34,864	2007
TRAPPE, PA	377,600	44,509	245,900	176,209	422,109	101,796	1985
FRAMINGHAM, MA	400,449	22,280	260,294	162,435	422,729	53,269	1991
TAYLORSVILLE, NC	422,809	0	134,188	288,621	422,809	28,316	2007
PROVIDENCE, RI	231,372	191,647	150,392	272,627	423,019	140,229	1991
NORTHBOROUGH, MA	404,900	18,353	263,185	160,068	423,253	48,522	1993
MASTIC, NY	313,400	110,180	204,100	219,480	423,580	157,909	1985
PARAMUS, NJ	381,700	42,394	248,600	175,494	424,094	100,322	1985
HAVERTOWN, PA	402,000	22,660	253,800	170,860	424,660	94,304	1985
ELIZABETH, NJ	405,800	18,881	264,300	160,381	424,681	79,555	1985
BEVERLY, MA	275,000	150,741	175,000	250,741	425,741	213,799	1986
WORCESTER, MA	275,866	150,472	179,313	247,025	426,338	135,122	1991
GLEN HEAD, NY	234,395	192,295	102,645	324,045	426,690	324,045	1982
MIDLOTHIAN, TX	429,142	0	71,970	357,172	429,142	37,101	2007
HUDSON, NY	303,741	126,379	151,871	278,249	430,120	133,493	1989
PHOENIXVILLE, PA	413,800	17,561	269,500	161,861	431,361	80,398	1985
LEWISTON, ME	341,900	89,500	222,400	209,000	431,400	141,051	1985
WYOMISSING HILLS, PA	319,320	113,176	76,074	356,422	432,496	334,171	1989
ALLENTOWN, PA	357,500	76,385	232,800	201,085	433,885	110,532	1985
DERRY, NH	417,988	16,295	157,988	276,295	434,283	275,733	1987
AUDUBON, NJ	421,800	12,949	274,700	160,049	434,749	76,937	1985
ASBURY PARK, NJ	418,966	18,038	272,100	164,904	437,004	82,827	1985
BELLEVILLE, NJ	397,700	39,410	259,000	178,110	437,110	98,955	1985
BLACKWOOD, NJ	401,700	36,736	261,600	176,836	438,436	97,885	1985
DOYLESTOWN, PA	405,800	32,659	264,300	174,159	438,459	93,290	1985
NEWARK, DE	405,800	35,844	264,300	177,344	441,644	96,555	1985
GLENVILLE, NY	343,723	98,299	219,800	222,222	442,022	144,438	1985
PHILADELPHIA, PA	237,100	205,495	154,400	288,195	442,595	182,411	1985
WORCESTER, MA	167,745	275,852	167,745	275,852	443,597	156,796	1991
FAIRFIELD, CT	430,000	13,631	280,000	163,631	443,631	77,554	1985
WEST CHESTER, PA	421,800	21,935	274,700	169,035	443,735	85,817	1985
REVERE, MA	250,000	193,854	150,000	293,854	443,854	249,800	1986
BRONX, NY	128,049	315,917	83,849	360,117	443,966	263,315	1972
LANSDALE, PA	243,844	200,458	243,844	200,458	444,302	117,725	1985
DUDLEY, MA	302,563	141,993	196,666	247,890	444,556	111,855	1991
METHUEN, MA	379,664	64,941	245,900	198,705	444,605	122,989	1985
LOWELL, MA	360,949	83,674	200,949	243,674	444,623	243,406	1985
JERSEY CITY, NJ	401,700	43,808	261,600	183,908	445,508	104,788	1985
WETHERSFIELD, CT	446,610	0	0	446,610	446,610	186,088	2004
BAYSIDE, NY	245,100	202,833	159,600	288,333	447,933	186,278	1985
RIDGEFIELD, CT	401,630	47,610	166,861	282,379	449,240	276,351	1985
SHARON HILL, PA	411,057	39,574	266,800	183,831	450,631	102,910	1985
ELMONT, NY	360,056	90,633	224,156	226,533	450,689	115,598	1985
WHITING, NJ	447,199	3,519	167,090	283,628	450,718	282,841	1989
PORT JEFFERSON, NY	387,478	63,743	245,753	205,468	451,221	124,739	1985
UPTON, MA	428,498	24,611	278,524	174,585	453,109	57,819	1991
WYANDANCH, NY	453,131	0	279,500	173,631	453,131	72,197	1998
WAKEFIELD, RI	413,800	39,616	269,500	183,916	453,416	94,885	1985
PORTSMOUTH, NH	225,000	228,704	125,000	328,704	453,704	264,433	1986
WORCESTER, MA	271,417	183,331	176,421	278,327	454,748	157,381	1991
ALDAN, PA	433,800	21,152	282,500	172,452	454,952	86,068	1985
WILLINGBORO, NJ	425,800	29,928	277,300	178,428	455,728	94,774	1985
NEWBURGH, NY	430,766	25,850	150,000	306,616	456,616	297,464	1989
HUNTINGDON VALLEY, PA	421,800	36,439	274,700	183,539	458,239	99,269	1985
WARWICK, RI	434,752	24,730	266,800	192,682	459,482	112,033	1985
EAST ORANGE, NJ	421,508	37,977	272,100	187,385	459,485	104,384	1985
NISKAYUNA, NY	425,000	35,421	275,000	185,421	460,421	180,531	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

EVERETT, MA	269,500	190,931	269,500	190,931	460,431	109,593	1985
FOXBOROUGH, MA	426,593	34,403	325,000	135,996	460,996	129,994	1990
BRIDGEPORT, CT	377,600	83,549	245,900	215,249	461,149	141,059	1985
YONKERS, NY	291,348	170,478	216,348	245,478	461,826	225,565	1972
AUSTIN, TX	462,233	0	274,300	187,933	462,233	21,300	2007
SIMSBURY, CT	317,704	144,637	206,700	255,641	462,341	186,794	1985
BENNINGTON, VT	309,300	154,480	201,400	262,380	463,780	150,558	1985
BRONX, NY	104,130	360,410	90,000	374,540	464,540	308,097	1985
IRVINGTON, NJ	409,700	54,841	266,800	197,741	464,541	117,015	1985
LEICESTER, MA	266,968	197,898	173,529	291,337	464,866	159,423	1991
FARMINGTON, CT	466,271	0	303,076	163,195	466,271	27,200	2004
RUTHER GLEN, VA	0	466,341	31,341	435,000	466,341	65,250	2005
NORTH PLAINFIELD, NJ	227,190	239,709	175,000	291,899	466,899	283,378	1978
WATERBURY, CT	468,469	0	304,505	163,964	468,469	27,329	2004
QUAKERTOWN, PA	379,111	89,812	243,300	225,623	468,923	146,056	1985
WATCHUNG, NJ	449,900	20,339	293,000	177,239	470,239	87,508	1985
BROCKTON, MA	275,866	194,619	179,313	291,172	470,485	167,439	1991
WALPOLE, MA	449,900	20,586	293,000	177,486	470,486	85,658	1985
POTTSVILLE, PA	451,360	19,361	147,740	322,981	470,721	316,077	1990
PARLIN, NJ	441,900	29,075	287,800	183,175	470,975	95,855	1985
WESTFORD, MA	275,000	196,493	175,000	296,493	471,493	240,656	1986
CHATHAM, MA	275,000	197,302	175,000	297,302	472,302	239,173	1986
STATEN ISLAND, NY	101,033	371,591	75,650	396,974	472,624	283,688	1972
FALMOUTH, MA	150,000	322,942	75,000	397,942	472,942	314,094	1986
BLOOMFIELD, NJ	441,900	32,951	287,800	187,051	474,851	99,723	1985
STATEN ISLAND, NY	389,700	88,922	253,800	224,822	478,622	145,297	1985
CRANSTON, RI	466,100	12,576	303,500	175,176	478,676	83,092	1985
POTTSTOWN, PA	430,000	48,854	280,000	198,854	478,854	113,801	1985
MEDIA, PA	474,100	5,055	308,700	170,455	479,155	77,281	1985
WILMINGTON, DE	446,000	33,323	290,400	188,923	479,323	100,322	1985
TRENTON, NJ	466,100	13,987	303,500	176,587	480,087	84,289	1985
ORANGE, MA	476,102	4,015	250,000	230,117	480,117	213,118	1991
CHATHAM, NY	349,133	131,805	225,000	255,938	480,938	175,146	1985
CLINTON, MA	385,600	95,698	251,100	230,198	481,298	151,538	1985
NUTLEY, NJ	433,800	48,677	282,500	199,977	482,477	113,522	1985
JACKSONVILLE, FL	485,514	0	388,434	97,080	485,514	36,564	2000
JERSEY CITY, NJ	438,000	51,856	285,200	204,656	489,856	116,246	1985
CLIFTON HGTS., PA	428,201	63,403	256,400	235,204	491,604	155,624	1985
LEWISVILLE, TX	493,734	0	109,925	383,809	493,734	19,703	2008
BEVERLY, NJ	470,100	24,003	306,100	188,003	494,103	93,921	1985
NEPTUNE, NJ	455,726	39,090	293,000	201,816	494,816	108,946	1985
MOORESTOWN, NJ	470,100	27,064	306,100	191,064	497,164	98,571	1985
SALEM, NH	450,000	47,484	350,000	147,484	497,484	141,589	1986
PLAINFIELD, NJ	470,100	29,975	306,100	193,975	500,075	99,062	1985
EAST PROVIDENCE, RI	486,675	13,947	316,600	184,022	500,622	87,766	1985
FRAMINGHAM, MA	297,568	203,147	193,419	307,296	500,715	178,557	1992
ELMONT, NY	388,848	114,933	231,000	272,781	503,781	239,255	1978
METHUEN, MA	490,200	16,282	319,200	187,282	506,482	90,885	1985
SOMERVILLE, NJ	252,717	254,230	200,500	306,447	506,947	199,530	1987
GLEN HEAD, NY	462,468	45,355	300,900	206,923	507,823	115,455	1985
CHESHIRE, CT	490,200	19,050	319,200	190,050	509,250	93,563	1985
ALBANY, NY	404,888	104,378	261,600	247,666	509,266	164,570	1985
EAST MEADOW, NY	425,000	86,005	325,000	186,005	511,005	149,325	1986
WAYNE, NJ	490,200	21,766	319,200	192,766	511,966	95,698	1985
NUTLEY, NJ	0	512,504	329,248	183,256	512,504	20,321	1986
WEST ROXBURY, MA	490,200	23,134	319,200	194,134	513,334	94,193	1985
BRISTOL, PA	430,500	82,981	280,000	233,481	513,481	144,493	1985
PLEASANT VALLEY, NY	398,497	115,129	240,000	273,626	513,626	216,045	1986
WATERBURY, CT	515,172	0	334,862	180,310	515,172	30,050	2004
FLUSHING, NY	516,110	0	320,125	195,985	516,110	81,489	1998
FAIRVIEW HEIGHTS, IL	516,564	0	78,440	438,124	516,564	40,671	2007

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

WAYNE, NJ	474,100	42,926	308,700	208,326	517,026	114,819	1985
WESTBOROUGH, MA	311,808	205,994	202,675	315,127	517,802	181,224	1991
STAMFORD, CT	506,860	15,635	329,700	192,795	522,495	92,202	1985
SCHENECTADY, NY	225,000	298,103	150,000	373,103	523,103	368,360	1986
ROSLYN, PA	349,500	173,661	227,600	295,561	523,161	219,133	1985
PHILADELPHIA, PA	302,999	220,313	181,497	341,815	523,312	283,719	1985
GREAT NECK, NY	500,000	24,468	450,000	74,468	524,468	74,391	1985
STATEN ISLAND, NY	349,500	176,590	227,600	298,490	526,090	188,027	1985
HANOVER, PA	108,435	417,763	108,435	417,763	526,198	411,692	1958
WHITE PLAINS, NY	0	527,925	302,607	225,318	527,925	119,172	1972
SAYVILLE, NY	528,225	0	300,000	228,225	528,225	95,094	1998
GLENDALE, NY	368,625	159,763	235,500	292,888	528,388	180,701	1985
BRONX, NY	78,168	450,267	65,680	462,755	528,435	354,837	1972
HYDE PARK, MA	499,175	29,673	321,800	207,048	528,848	108,740	1985
UNION, NJ	490,200	41,361	319,200	212,361	531,561	112,345	1985
WEST MILFORD, NJ	502,200	31,918	327,000	207,118	534,118	108,346	1985
SPOTSWOOD, NJ	466,675	69,036	303,500	232,211	535,711	139,777	1985
BILLERICA, MA	400,000	135,809	250,000	285,809	535,809	271,481	1986
LONG BRANCH, NJ	514,300	22,951	334,900	202,351	537,251	101,290	1985
WILMINGTON, DE	381,700	156,704	248,600	289,804	538,404	178,103	1985
NEW BEDFORD, MA	522,300	18,274	340,100	200,474	540,574	96,436	1985
NORFOLK, VA	534,910	6,050	310,630	230,330	540,960	230,330	1990
PLAINVILLE, CT	544,503	0	353,927	190,576	544,503	31,763	2004
SOUTH WINDSOR, CT	544,857	0	336,737	208,120	544,857	55,038	2004
LEVITTOWN, NY	502,757	42,113	327,000	217,870	544,870	117,361	1985
JACKSONVILLE, FL	545,314	0	256,434	288,880	545,314	108,809	2000
ARLINGTON, MA	518,300	27,906	337,500	208,706	546,206	106,607	1985
STAMFORD, CT	506,580	40,429	329,700	217,309	547,009	115,058	1985
WALLINGFORD, CT	550,553	0	334,901	215,652	550,553	44,771	2004
LOWELL, MA	375,000	175,969	250,000	300,969	550,969	244,168	1986
PRATTSBURG, NY	553,136	0	303,136	250,000	553,136	28,333	2006
NEW YORK, NY	146,159	407,286	43,461	509,984	553,445	389,146	1976
SOUDERTON, PA	381,700	172,170	248,600	305,270	553,870	194,906	1985
SALT POINT, NY	0	554,243	301,775	252,468	554,243	93,244	1987
MERRICK, NY	477,498	77,925	240,764	314,659	555,423	143,579	1987
HARWICHPORT, MA	382,653	173,989	248,724	307,918	556,642	158,168	1991
ROCKLAND, MA	534,300	23,616	347,900	210,016	557,916	104,115	1985
ROCHESTER, NY	559,049	0	159,049	400,000	559,049	45,333	2006
JACKSONVILLE, FL	559,514	0	296,434	263,080	559,514	99,091	2000
VALATIE, NY	165,590	394,981	90,829	469,742	560,571	410,011	1989
FREEHOLD, NJ	494,275	68,507	402,834	159,948	562,782	90,408	1978
FALMOUTH, MA	519,382	43,841	458,461	104,762	563,223	103,923	1988
FLEMINGTON, NJ	546,742	17,494	346,342	217,894	564,236	103,347	1985
WORCESTER, MA	497,642	67,806	321,800	243,648	565,448	145,995	1985
PHILADELPHIA, PA	341,500	224,647	222,400	343,747	566,147	213,105	1985
RIDGEFIELD, CT	535,140	33,590	347,900	220,830	568,730	114,126	1985
EAST HARTFORD, CT	555,826	13,797	301,322	268,301	569,623	79,332	1991
HARTFORD, CT	570,898	0	371,084	199,814	570,898	33,304	2004
CENTRAL ISLIP, NY	572,244	0	357,500	214,744	572,244	89,367	1998
HEWLETT, NY	490,200	85,618	319,200	256,618	575,818	125,647	1985
NEW BEDFORD, MA	482,275	95,553	293,000	284,828	577,828	190,436	1985
PORTSMOUTH, VA	562,255	17,106	221,610	357,751	579,361	353,473	1990
LONG ISLAND CITY, NY	191,420	390,783	116,554	465,649	582,203	330,427	1981
BROOKLYN, NY	282,104	301,052	176,292	406,864	583,156	363,404	1967
STATEN ISLAND, NY	301,300	288,603	196,200	393,703	589,903	265,024	1985
CLEMENTON, NJ	562,500	27,581	366,300	223,781	590,081	112,687	1985
BRIDGEPORT, CT	526,775	63,505	342,700	247,580	590,280	142,201	1985
WILTON, CT	518,881	71,425	337,500	252,806	590,306	145,308	1985
ROCHESTER, NY	595,237	0	305,237	290,000	595,237	9,157	2008
PEABODY, MA	400,000	200,363	275,000	325,363	600,363	283,709	1986
SEWELL, NJ	551,912	48,485	355,712	244,685	600,397	130,610	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

N. PROVIDENCE, RI	542,400	61,717	353,200	250,917	604,117	143,693	1985
NEW YORK, NY	0	605,891	0	605,891	605,891	443,005	1986
FITCHBURG, MA	390,276	216,589	253,679	353,186	606,865	187,140	1992
KERNERSVILLE, NC	608,441	0	250,505	357,936	608,441	35,761	2007
NORTH ANDOVER, MA	393,700	220,132	256,400	357,432	613,832	223,589	1985
FLORAL PARK, NY	616,700	0	356,400	260,300	616,700	108,328	1998
ASHAWAY, RI	618,609	0	402,096	216,513	618,609	36,088	2004
NORWALK, CT	0	619,018	401,996	217,022	619,018	24,661	1988
HALFMOON, NY	415,000	205,598	228,100	392,498	620,598	383,236	1986
HAMBURG, NJ	598,600	22,121	389,800	230,921	620,721	112,487	1985
ASHLAND, MA	606,700	17,424	395,100	229,024	624,124	106,153	1985
RANDALLSTOWN, MD	590,600	33,594	384,600	239,594	624,194	123,548	1985
WESTPORT, CT	603,260	23,070	392,500	233,830	626,330	111,073	1985
PHILADELPHIA, PA	405,800	221,269	264,300	362,769	627,069	243,263	1985
PHILADELPHIA, PA	417,800	210,406	272,100	356,106	628,206	209,874	1985
PATERSON, NJ	619,548	16,765	402,900	233,413	636,313	111,062	1985
DOVER, NJ	606,700	30,153	395,100	241,753	636,853	120,840	1985
CRANBURY, NJ	606,700	31,467	395,100	243,067	638,167	122,575	1985
KERNERSVILLE, NC	638,633	0	338,386	300,247	638,633	31,437	2007
CLINTON, MA	586,600	52,725	382,000	257,325	639,325	138,047	1985
WANTAGH, NY	640,680	0	370,200	270,480	640,680	112,697	1998
STERLING, MA	476,102	165,998	309,466	332,634	642,100	157,235	1991
PHILADELPHIA, PA	369,600	273,642	240,700	402,542	643,242	291,682	1985
PHILADELPHIA, PA	369,600	276,720	240,700	405,620	646,320	275,273	1985
EASTCHESTER, NY	614,700	34,500	400,300	248,900	649,200	126,891	1985
BALTIMORE, MD	474,100	176,067	308,700	341,467	650,167	201,170	1985
WORCESTER, MA	476,102	174,233	309,466	340,869	650,335	332,336	1991
NORTH MERRICK, NY	510,350	141,506	332,200	319,656	651,856	183,150	1985
BELMAR, NJ	630,800	22,371	410,800	242,371	653,171	117,831	1985
BROOKLYN, NY	276,831	376,706	168,423	485,114	653,537	357,052	1978
WATERTOWN, MA	357,500	296,588	321,030	333,058	654,088	213,660	1985
PORT EWEN, NY	657,147	0	176,924	480,223	657,147	47,853	2007
HASBROUCK HEIGHTS, NJ	639,648	19,648	416,000	243,296	659,296	115,788	1985
LEVITTOWN, NY	546,400	113,057	355,800	303,657	659,457	162,557	1985
LANCASTER, PA	642,000	17,993	300,000	359,993	659,993	359,993	1989
HARTFORD, CT	664,966	0	432,228	232,738	664,966	38,792	2004
ROCKVILLE CENTRE, NY	350,325	315,779	201,400	464,704	666,104	352,076	1985
FEASTERVILLE, PA	510,200	160,144	332,200	338,144	670,344	215,694	1985
NORTH ATTLEBORO, MA	662,900	16,549	431,700	247,749	679,449	116,320	1985
WEYMOUTH, MA	643,297	36,516	418,600	261,213	679,813	129,700	1985
RENSSELAER, NY	683,781	0	286,504	397,277	683,781	87,339	2004
BATAVIA, NY	684,279	0	364,279	320,000	684,279	36,267	2006
MCAFEE, NJ	670,900	15,711	436,900	249,711	686,611	116,230	1985
BROOKLYN, NY	421,800	270,436	274,700	417,536	692,236	266,711	1985
DARIEN, CT	667,180	26,061	434,300	258,941	693,241	126,796	1985
HYANNIS, MA	650,800	42,552	423,800	269,552	693,352	141,554	1985
MOUNTAINSIDE, NJ	664,100	31,620	431,700	264,020	695,720	130,274	1985
WINSTON SALEM, NC	696,397	0	251,987	444,410	696,397	48,678	2007
EAST HAMPTON, NY	659,127	39,313	427,827	270,613	698,440	137,463	1985
BARRE, MA	535,614	163,028	348,149	350,493	698,642	160,830	1991
BARRINGTON, RI	490,200	213,866	319,200	384,866	704,066	266,871	1985
DOBBS FERRY, NY	670,575	33,706	434,300	269,981	704,281	135,250	1985
NORTH BERGEN, NJ	629,527	81,006	409,527	301,006	710,533	173,873	1985
PHILADELPHIA, PA	687,000	25,017	447,400	264,617	712,017	127,431	1985
FRANKLIN TWP., NJ	683,000	30,257	444,800	268,457	713,257	133,770	1985
ALFRED STATION, NY	714,108	0	414,108	300,000	714,108	34,000	2006
NEW HAVEN, CT	538,400	176,230	350,600	364,030	714,630	258,057	1985
STAMFORD, CT	603,260	112,305	392,500	323,065	715,565	201,191	1985
BLOOMFIELD, NJ	695,000	21,021	371,400	344,621	716,021	230,898	1985
BAYSIDE, NY	470,100	246,576	306,100	410,576	716,676	248,075	1985
WILLIMANTIC, CT	716,782	0	465,908	250,874	716,782	41,813	2004

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

TRENTON, NJ	684,650	33,275	444,800	273,125	717,925	137,961	1985
BRONX, NY	390,200	329,357	251,100	468,457	719,557	296,590	1985
NORWALK, CT	510,760	209,820	332,200	388,380	720,580	239,435	1985
ST. GEORGES, DE	498,200	222,596	324,725	396,071	720,796	293,151	1985
SANDSTON, VA	0	721,651	101,651	620,000	721,651	93,000	2005
RIVERHEAD, NY	723,346	0	431,700	291,646	723,346	121,374	1998
AVON, CT	730,886	0	402,949	327,937	730,886	96,628	2002
BIDDEFORD, ME	723,100	8,009	340,000	391,109	731,109	325,049	1985
NEWTON, MA	691,000	42,832	450,000	283,832	733,832	141,538	1985
LONDONDERRY, NH	703,100	31,092	457,900	276,292	734,192	136,026	1985
SAG HARBOR, NY	703,600	36,012	458,200	281,412	739,612	143,094	1985
RIDGEWOOD, NJ	703,100	36,959	457,900	282,159	740,059	140,211	1985
FLEMINGTON, NJ	708,160	33,072	460,500	280,732	741,232	137,084	1985
PRINCETON, NJ	703,100	40,615	457,900	285,815	743,715	146,858	1985
HARRISBURG, PA	399,016	347,590	198,740	547,866	746,606	344,802	1989
MAYNARD, MA	735,200	12,714	478,800	269,114	747,914	122,939	1985
BROOKLYN, NY	476,816	272,765	306,100	443,481	749,581	281,823	1985
WORCESTER, MA	547,283	205,733	355,734	397,282	753,016	195,499	1991
BRIARCLIFF MANOR, NY	652,213	103,753	501,687	254,279	755,966	231,839	1976
SALEM, NH	743,200	19,847	484,000	279,047	763,047	130,478	1985
ROCKLAND, MA	578,600	185,285	376,800	387,085	763,885	234,817	1985
RANDOLPH, MA	743,200	25,069	484,000	284,269	768,269	136,189	1985
FAIRHAVEN, MA	725,500	48,828	470,900	303,428	774,328	158,477	1985
EAST PEMBROKE, NY	787,465	0	537,465	250,000	787,465	28,333	2006
READING, PA	750,000	49,125	0	799,125	799,125	789,901	1989
WOBURN, MA	507,600	294,303	507,600	294,303	801,903	140,533	1985
BALTIMORE, MD	802,414	0	0	802,414	802,414	70,212	2007
UNION CITY, NJ	799,500	3,440	520,600	282,340	802,940	125,227	1985
WATERBURY, CT	804,040	0	516,387	287,653	804,040	52,496	2004
STOUGHTON, MA	775,300	34,554	504,900	304,954	809,854	148,890	1985
ROCHESTER, NY	823,031	0	273,031	550,000	823,031	63,358	2006
WEST ORANGE, NJ	799,500	34,733	520,600	313,633	834,233	156,456	1985
ASHLAND, VA	0	839,997	839,997	0	839,997	0	2005
SUFFIELD, CT	237,401	602,635	200,878	639,158	840,036	187,636	2004
WALKERTOWN, NC	844,749	0	488,239	356,509	844,749	39,562	2007
W.READING, PA	790,432	68,726	387,641	471,517	859,158	465,075	1989
BELLINGHAM, MA	734,189	132,725	476,200	390,714	866,914	239,279	1985
ORLANDO, FL	867,515	0	401,435	466,080	867,515	175,554	2000
JONESBORO, AR	868,501	0	173,096	695,405	868,501	31,284	2007
FALL RIVER, MA	859,800	24,423	559,900	324,323	884,223	153,018	1985
ELLICOTT CITY, MD	895,049	(0)	0	895,049	895,049	82,439	2007
SUTTON, MA	714,159	187,355	464,203	437,311	901,514	200,066	1993
LIVINGSTON, NJ	871,800	30,003	567,700	334,103	901,803	161,144	1985
MECHANICSVILLE, VA	0	902,892	272,892	630,000	902,892	94,500	2005
BROOKLYN, NY	626,700	282,677	408,100	501,277	909,377	320,294	1985
CHESAPEAKE, VA	883,685	26,247	325,508	584,424	909,932	579,208	1990
MIDDLETOWN, NY	751,200	166,411	489,200	428,411	917,611	225,350	1985
MANSFIELD, OH	921,108	0	331,599	589,509	921,108	6,862	2008
WATERTOWN, CT	924,586	0	566,986	357,600	924,586	94,466	2004
PLYMOUTH, CT	930,885	0	605,075	325,810	930,885	54,300	2004
WASHINGTON TOWNSHIP, NJ	912,000	21,261	593,900	339,361	933,261	159,158	1985
AVOCA, NY	935,543	0	634,543	301,000	935,543	34,000	2006
NEWINGTON, CT	953,512	0	619,783	333,729	953,512	55,621	2004
OCEAN CITY, NJ	843,700	113,162	549,400	407,462	956,862	240,926	1985
MECHANICSVILLE, VA	0	957,418	324,158	633,260	957,418	134,666	2005
BYRON, NY	969,117	0	669,117	300,000	969,117	34,000	2006
ROCHESTER, NH	972,200	12,775	633,100	351,875	984,975	159,658	1985
WARSAW, NY	990,259	0	690,259	300,000	990,259	34,000	2006
DURHAM, CT	993,909	0	0	993,909	993,909	414,129	2004
CHURCHVILLE, NY	1,011,381	0	601,381	410,000	1,011,381	46,467	2006
GREIGSVILLE, NY	1,017,739	0	202,873	814,866	1,017,739	38,307	2008

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

COLONIA, NJ	952,200	74,451	620,100	406,551	1,026,651	216,295	1985
LAKEVILLE, NY	1,027,783	0	202,857	824,926	1,027,783	39,197	2008
CHESAPEAKE, VA	1,026,115	7,149	407,026	626,238	1,033,264	624,636	1990
GLEN ALLEN, VA	0	1,036,585	411,585	625,000	1,036,585	93,750	2005
LODI, NJ	0	1,037,440	587,823	449,617	1,037,440	151,871	1988
MIDDLETOWN, CT	1,038,592	0	675,085	363,507	1,038,592	60,583	2004
WINDSOR, CT	1,042,081	0	669,804	372,277	1,042,081	155,117	2004
MECHANICSVILLE, VA	0	1,042,870	222,870	820,000	1,042,870	123,000	2005
NEW OXFORD, PA	1,044,707	13,500	18,687	1,039,520	1,058,207	791,323	1996
HONOLULU, HI	1,070,141	0	980,680	89,460	1,070,141	12,630	2007
GLEN ALLEN, VA	0	1,077,402	322,402	755,000	1,077,402	113,250	2005
WEBSTER, MA	1,012,400	67,645	659,300	420,745	1,080,045	218,323	1985
GARDNER, MA	1,008,400	73,740	656,700	425,440	1,082,140	217,211	1985
YONKERS, NY	1,020,400	61,875	664,500	417,775	1,082,275	212,485	1985
SEEKONK, MA	1,072,700	29,112	698,500	403,312	1,101,812	187,535	1985
MECHANICSVILLE, VA	0	1,124,769	504,769	620,000	1,124,769	93,000	2005
RICHMOND, VA	0	1,131,878	546,878	585,000	1,131,878	87,750	2005
WALNUT COVE, NC	1,140,945	0	513,565	627,380	1,140,945	69,314	2007
SHRUB OAK, NY	1,060,700	81,807	690,700	451,807	1,142,507	238,435	1985
WORCESTER, MA	978,880	191,413	636,272	534,021	1,170,293	217,313	1991
CRESTLINE, OH	1,201,523	0	284,761	916,762	1,201,523	11,367	2008
WEST HAVEN, CT	1,214,831	0	789,640	425,191	1,214,831	70,867	2004
CHESAPEAKE, VA	1,184,759	32,132	604,983	611,908	1,216,891	132,131	1990
FARMVILLE, VA	0	1,226,505	621,505	605,000	1,226,505	90,750	2005
BELFIELD, ND	1,232,010	0	381,909	850,101	1,232,010	129,470	2007
BRONX, NY	543,833	693,438	473,695	763,576	1,237,271	752,658	1970
NAPLES, NY	1,257,487	0	827,487	430,000	1,257,487	48,733	2006
FREDERICKSBURG, VA	0	1,279,280	469,280	810,000	1,279,280	121,500	2005
FORT LEE, NJ	1,245,500	39,408	811,100	473,808	1,284,908	227,313	1985
FREDERICKSBURG, VA	0	1,289,425	798,444	490,981	1,289,425	94,004	2005
SPOTSYLVANIA, VA	0	1,290,239	490,239	800,000	1,290,239	120,000	2005
EL CAJON, CA	1,292,114	0	779,828	512,286	1,292,114	42,472	2007
ELLINGTON, CT	1,294,889	0	841,678	453,211	1,294,889	75,533	2004
LAKE HOPATCONG, NJ	1,305,034	0	800,000	505,034	1,305,034	303,226	2000
SAVONA, NY	1,314,135	0	964,136	349,999	1,314,135	39,667	2006
FILLMORE, CA	1,354,113	0	950,061	404,052	1,354,113	37,786	2007
KANEOHE, HI	1,363,901	0	821,691	542,210	1,363,901	52,654	2007
BELLFLOWER, CA	1,369,511	0	910,252	459,259	1,369,511	43,108	2007
WINDSOR LOCKS, CT	1,433,330	0	0	1,433,330	1,433,330	597,221	2004
VERNON, CT	1,434,223	0	0	1,434,223	1,434,223	597,592	2004
POWAY, CA	1,439,021	(0)	0	1,439,021	1,439,021	114,467	2007
PETERSBURG, VA	0	1,441,374	816,374	625,000	1,441,374	93,750	2005
PERRY, NY	1,443,847	0	1,043,847	400,000	1,443,847	45,333	2006
BROOKLAND, AR	1,467,809	0	149,218	1,318,591	1,467,809	56,442	2007
NEW HAVEN, CT	1,412,860	56,420	898,470	570,810	1,469,280	281,917	1985
MECHANICSVILLE, VA	0	1,476,043	876,043	600,000	1,476,043	90,000	2005
BRICK, NJ	1,507,684	0	1,000,000	507,684	1,507,684	247,725	2000
WAIANAE, HI	1,520,144	0	648,273	871,871	1,520,144	72,706	2007
HALEIWA, HI	1,521,648	0	1,058,124	463,524	1,521,648	53,621	2007
MERIDEN, CT	1,531,772	0	989,165	542,607	1,531,772	92,929	2004
HONOLULU, HI	1,538,997	0	1,219,217	319,780	1,538,997	28,955	2007
HOOKSETT, NH	1,561,628	0	823,915	737,712	1,561,628	115,904	2007
BRISTOL, CT	1,594,129	0	1,036,184	557,945	1,594,129	92,992	2004
HESPERIA, CA	1,643,449	0	849,352	794,097	1,643,449	68,660	2007
MECHANICSVILLE, VA	0	1,677,065	1,157,065	520,000	1,677,065	78,000	2005
KING WILLIAM, VA	0	1,687,540	1,067,540	620,000	1,687,540	93,000	2005
HOUSTON, TX	1,688,904	0	223,664	1,465,240	1,688,904	111,373	2007
FREDERICKSBURG, VA	0	1,715,914	995,914	720,000	1,715,914	108,000	2005
HONOLULU, HI	1,768,878	0	1,192,216	576,662	1,768,878	48,078	2007
ALLENSTOWN, NH	1,787,116	0	466,994	1,320,122	1,787,116	119,762	2007
LONG ISLAND CITY, NY	1,646,307	259,443	1,071,500	834,250	1,905,750	507,752	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)

Description			Land	Building and Improvements	Total	Accumulated Depreciation

SAN DIMAS, CA	1,941,008	0	749,066	1,191,942	1,941,008	94,544	2007
SAN MARCOS, TX	1,953,653	0	250,739	1,702,914	1,953,653	133,479	2007
LA PALMA, CA	1,971,592	0	1,389,383	582,210	1,971,592	53,595	2007
KANEOHE, HI	1,977,671	0	1,473,275	504,396	1,977,671	47,249	2007
WAIANAE, HI	1,996,811	0	870,775	1,126,036	1,996,811	94,383	2007
SOUTH WINDHAM, CT	644,141	1,397,938	598,394	1,443,685	2,042,079	86,304	2004
HARKER HEIGHTS, TX	2,051,704	0	588,320	1,463,384	2,051,704	192,815	2007
FT WORTH, TX	2,114,924	0	866,062	1,248,863	2,114,924	112,417	2007
RENSSELAER, NY	1,653,500	514,444	1,076,800	1,091,144	2,167,944	766,271	1985
BENICIA, CA	2,223,362	0	1,057,519	1,165,843	2,223,362	114,287	2007
COACHELLA, CA	2,234,957	0	1,216,646	1,018,312	2,234,957	93,082	2007
BALTIMORE, MD	2,258,897	0	721,876	1,537,022	2,258,897	125,569	2007
BEDFORD, NH	2,301,297	0	1,271,171	1,030,126	2,301,297	102,923	2007
AUSTIN, TX	2,368,425	0	738,210	1,630,215	2,368,425	130,764	2007
TEMPLE, TX	2,405,953	0	1,215,488	1,190,465	2,405,953	103,791	2007
WAIPAHU, HI	2,458,592	0	945,327	1,513,264	2,458,592	121,087	2007
MONTPELIER, VA	0	2,480,686	1,725,686	755,000	2,480,686	113,250	2005
KELLER, TX	2,506,573	0	996,029	1,510,544	2,506,573	128,732	2007
EAST PROVIDENCE, RI	2,297,435	568,241	1,495,700	1,369,976	2,865,676	666,885	1985
JONESBORO, AR	2,985,267	0	330,322	2,654,945	2,985,267	192,817	2007
NEWARK, NJ	3,086,592	164,432	2,005,800	1,245,224	3,251,024	637,621	1985
AUSTIN, TX	3,510,062	0	1,594,536	1,915,526	3,510,062	155,432	2007
FREDERICKSBURG, VA	0	3,623,228	2,828,228	795,000	3,623,228	119,250	2005
WACO, TX	3,884,407	0	894,356	2,990,051	3,884,407	262,069	2007
THE COLONY, TX	4,395,696	0	337,083	4,058,613	4,395,696	300,138	2007
HONOLULU, HI	9,210,707	0	8,193,984	1,016,724	9,210,707	87,664	2007
MISCELLANEOUS INVESTMENTS	10,879,528	12,876,458	6,453,867	17,302,118	23,755,986	15,868,528	0

	$364,207,264	$109,360,132	$221,540,125	$252,027,271	$473,567,396	$129,322,033

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

(3)	The aggregate cost for federal income tax purposes was approximately $372,183,000 at December 31, 2008.

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
March 2, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leo Liebowitz	By:	/s/ Thomas J. Stirnweis

Leo Liebowitz		Thomas J. Stirnweis
Chairman, Chief Executive Officer and Director		Vice President, Treasurer and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 2, 2009		March 2, 2009

By:	/s/ Milton Cooper	By:	/s/ Philip E. Coviello

Milton Cooper		Philip E. Coviello
Director		Director
March 2, 2009		March 2, 2009

By:	/s/ David Driscoll	By:	/s/ Howard Safenowitz

David Driscoll		Howard Safenowitz
Director		Director
March 2, 2009		March 2, 2009

EXHIBIT INDEX

GETTY REALTY CORP.
Annual Report on Form 10-K
for the year ended December 31, 2008

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	(a)

3.3	By-Laws of Getty Realty Corp.	(a)

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	(a)

3.5	Amendment to Articles of Incorporation of Holdings, filed August 1, 2001.	(a)

4.1	Dividend Reinvestment/Stock Purchase Plan.	Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No.333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (amended and restated as of January 1, 2002), adopted by the Company on September 3, 2002.	(a)

10.2*	1998 Stock Option Plan, effective as of January 30, 1998.

Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3**	Asset Purchase Agreement among Power Test Corp. (now known as Getty Properties Corp.), Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of December 21, 1984.	(a)

10.4	Assignment of Trademark Registrations	Filed as Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-13777) and incorporated herein by reference.

10.5*	Form of Indemnification Agreement between the Company and its directors.	(a)

10.6*

Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

(a)

10.7*	Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change in control.	(a)

10.8	Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.	(a)

10.9	Form of Tax Sharing Agreement between Getty Petroleum Corp (now known as Getty. Properties Corp.) and Getty Petroleum Marketing Inc.	(a)

10.10	Consolidated, Amended and Restated Master Lease Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	(a)

10.11	Environmental Indemnity Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	(a)

10.12	Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.	(a)

10.13	Trademark License Agreement, dated November 2, 2000, between Getty™ Corp. and Getty Petroleum Marketing Inc.	(a)

10.14*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Appendix B to the Definitive Proxy Statement of Getty Realty Corp., filed April 9, 2004 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	(a)

10.16**	Contract for Sale and Purchase between Getty Properties Corp. and various subsidiaries of Trustreet Properties, Inc. dated as of February 6, 2007.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13777) and incorporated herein by reference.

10.17

Senior Unsecured Credit Agreement dated as of March 27, 2007 with J. P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 (File No. 001-13777) and incorporated herein by reference.

10.18*	Severance Agreement and General Release by and between Getty Realty Corp. and Andrew M. Smith effective October 31, 2007 and dated November 13, 2007.	Filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K filed November 14, 2007 (File No. 001-13777) and incorporated herein by reference.

10.19*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	(a)

10.20*	Amendment dated December 31, 2008 to Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change of control. (See Exhibit 10.7).	(a)

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 14 to Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

(a)	Filed herewith

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