Form 10-Q
period 2009-06-30
GETTY REALTY CORP /MD/
filed 2009-08-10
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes [   ]  No [   ]

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
Yes [   ]  No [X]

Registrant had outstanding 24,766,216 shares of Common Stock, par value $.01 per share, as of August 10, 2009.

GETTY REALTY CORP.

INDEX

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets:

Real Estate:
Land	$221,055	$221,540
Buildings and improvements	250,573	252,027
	471,628	473,567
Less – accumulated depreciation and amortization	(132,622)	(129,322)
Real estate, net	339,006	344,245
Deferred rent receivable (net of allowance of $9,638 as of June 30, 2009 and $10,029 as of December 31, 2008)	26,887	26,718
Cash and cash equivalents	2,595	2,178
Recoveries from state underground storage tank funds, net	4,344	4,223
Mortgages and accounts receivable, net	2,672	1,533
Prepaid expenses and other assets	11,850	8,916
Total assets	$387,354	$387,813

Liabilities and Shareholders' Equity:

Debt	$129,500	$130,250
Environmental remediation costs	17,978	17,660
Dividends payable	11,680	11,669
Accounts payable and accrued expenses	21,094	22,337
Total liabilities	180,252	181,916
Commitments and contingencies	--	--
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,766,216 at June 30, 2009 and 24,766,166 at December 31, 2008	248	248
Paid-in capital	259,266	259,069
Dividends paid in excess of earnings	(48,951)	(49,124)
Accumulated other comprehensive loss	(3,461)	(4,296)
Total shareholders' equity	207,102	205,897
Total liabilities and shareholders' equity	$387,354	$387,813

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues from rental properties	$20,254	$20,106	$40,081	$40,265

Operating expenses:
Rental property expenses	2,178	2,353	4,368	4,768
Impairment charges	1,069	-	1,069	-
Environmental expenses, net	1,100	1,974	3,637	2,762
General and administrative expenses	1,516	2,111	3,354	3,752
Depreciation and amortization expense	2,756	2,906	5,349	5,678
Total operating expenses	8,619	9,344	17,777	16,960

Operating income	11,635	10,762	22,304	23,305

Other income, net	116	181	249	428
Interest expense	(1,242)	(1,657)	(2,437)	(3,646)
Earnings from continuing operations	10,509	9,286	20,116	20,087

Discontinued operations:
Earnings from operating activities	33	132	122	289
Gains on dispositions of real estate	3,063	1,218	3,295	1,631
Earnings from discontinued operations	3,096	1,350	3,417	1,920
Net earnings	$13,605	$10,636	$23,533	$22,007

Basic earnings per common share:
Earnings from continuing operations	$0.42	$0.37	$0.81	$0.81
Earnings from discontinued operations	$0.13	$0.05	$0.14	$0.08
Net earnings	$0.55	$0.43	$0.95	$0.89

Diluted earnings per common share:
Earnings from continuing operations	$0.42	$0.37	$0.81	$0.81
Earnings from discontinued operations	$0.13	$0.05	$0.14	$0.08
Net earnings	$0.55	$0.43	$0.95	$0.89

Weighted-average shares outstanding:
Basic	24,766	24,766	24,766	24,766
Stock options and restricted stock units	-	-	-	1
Diluted	24,766	24,766	24,766	24,767

Dividends declared per share	$.470	$.465	$0.940	$.930

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings	$13,605	$10,636	$23,533	$22,007
Other comprehensive gain:
Net unrealized gain on interest rate swap	548	1,662	835	211
Comprehensive income	$14,153	$12,298	$24,368	$22,218

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$23,533	$22,007
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	5,353	5,763
Impairment charges	1,069	-
Gains from dispositions of real estate	(3,348)	(1,905)
Deferred rental revenue, net of allowance	(169)	(800)
Amortization of above-market and below-market leases	(380)	(402)
Accretion expense	365	356
Stock-based employee compensation expense	197	154
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	55	335
Mortgages and accounts receivable, net	(1,230)	(44)
Prepaid expenses and other assets	(21)	183
Environmental remediation costs	(223)	(1,055)
Accounts payable and accrued expenses	50	(547)
Net cash flow provided by operating activities	25,251	24,045

Cash flows from investing activities:
Property acquisitions and capital expenditures	(1,971)	(3,743)
Proceeds from dispositions of real estate	4,281	2,903
(Increase) decrease in cash held for property acquisitions	(3,136)	1,369
Collection of mortgages receivable	91	154
Net cash flow provided by (used in) investing activities	(735)	683

Cash flows from financing activities:
Borrowings (repayments) under credit agreement, net	(750)	(1,250)
Cash dividends paid	(23,349)	(23,079)
Proceeds from stock options exercised	-	9
Net cash flow used in financing activities	(24,099)	(24,320)

Net increase in cash and cash equivalents	417	408
Cash and cash equivalents at beginning of period	2,178	2,071

Cash and cash equivalents at end of period	$2,595	$2,479

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$2,621	$3,725
Income taxes, net	247	347
Recoveries from state underground storage tank funds	(591)	(389)
Environmental remediation costs	2,184	2,117

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

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, recoveries from state underground storage tank (“UST” or ‘USTs”) funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2009 and 2008 are reclassified as discontinued operations. The operating results of such properties for the three and six months ended June 30, 2008 has also been reclassified to discontinued operations to conform to the 2009 presentation. Discontinued operations for the quarters and six months ended June 30, 2009 and 2008 are primarily comprised of gains or losses from property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three and six months ended June 30, 2009 and 2008.

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

Subsequent events: Management of the Company evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

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

Earnings per Common Share: Due to the adoption of FSP EITF03-6-1 “Determining Whether Instruments Granted Payment Transactions Are Participating Securities” effective as of January 1, 2009 and retrospectively applied to the three and six months ended June 30, 2008, basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing earnings less dividend equivalents attributable to RSUs outstanding at the end of each quarterly period by the weighted-average number of common shares outstanding during the period. The adoption of FSP EITF03-6-1 did not have a material impact in the determination of earnings per common share for the three and six months ended June 30, 2009 and 2008. Diluted earnings per common share also give effect, utilizing the treasury stock method, to the potential dilution from the exercise of stock options. For the three and six months ended June 30, 2009, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Earnings from continuing operations	$10,509	$9,286	$20,116	$20,087
Less dividend equivalents attributable to restricted stock units outstanding	40	30	80	59
Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	10,469	9,256	20,036	20,028
Discontinued operations	3,096	1,350	3,417	1,920
Net earnings attributable to common shareholders used for basic earnings per share calculation	$13,565	$10,606	$23,453	$21,948

Weighted-average number of common shares outstanding:
Basic	24,766	24,766	24,766	24,766
Stock options	-	-	-	1
Diluted	24,766	24,766	24,766	24,767

Restricted stock units outstanding at the end of the period	86	63	86	63

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

As of June 30, 2009, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred fifty-five properties. Eight hundred forty-five of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and ten properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever. (See note 3 for contingencies related to Marketing and the Marketing Leases for additional information).

3.  COMMITMENTS AND CONTINGENCIES

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of June 30, 2009, the Company leased eight hundred fifty-five of its one thousand fifty-one properties on a long-term triple-net basis to Marketing under the Marketing Leases (see note 2 for additional information). Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

A substantial portion of the Company’s revenues (75% for the six months ended June 30, 2009), are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing, or the Company’s relationship with Marketing, may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price.  The Company’s financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants and; therefore, are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses, performance of the petroleum marketing industry and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2009, although there is no assurance that it will continue to do so.

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

The Company intends either to re-let or sell any properties removed from the Marketing Leases and reinvest any realized sales proceeds in new properties. The Company intends to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever. In those instances where the Company determines that the highest and best use for a property is no longer as a retail motor fuel outlet, the Company intends to seek an alternative tenant or buyer for such property as opportunities arise. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Based on the Company’s prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, made in part upon consideration of the continued deterioration in Marketing’s annual financial performance through December 31, 2007, the Company previously decided, and continues to believe, that it cannot reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current term of each Marketing Lease. Accordingly, in 2007, the Company recorded a non-cash reserve representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007.

As of June 30, 2009, the Company had a reserve of $9,638,000 for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. The Company has not provided a deferred rent receivable reserve related to the Remaining Properties since, based on the Company’s assessments and assumptions, the Company continues to believe that it is not probable that it will not collect the deferred rent receivable related to the Remaining Properties of $22,792,000 as of June 30, 2009 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms.

The Company has reduced the estimated useful lives of certain long-lived assets for the Subject Properties resulting in accelerating the depreciation expense recorded for those assets. In addition, during the three months ended June 30, 2009, the Company reduced the carrying amount to fair value, and recorded impairment charges aggregating $1,069,000, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between marketplace participants at the measurement date. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, the Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods and share of responsibility that it used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2009 or December 31, 2008. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company based on its assumptions and its analysis of information currently available to it) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Company’s indebtedness under the Credit Agreement.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, including, in particular, the Company’s belief that Lukoil is providing credit support to Marketing and that it is probable that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether some or all of the Subject or Remaining Properties are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the Subject or Remaining Properties, (iii) potential impairment of the Subject or Remaining Properties and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record an additional impairment charge related to the Subject or Remaining Properties, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors.

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

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000 and expiring in 2010, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing has paid the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company will share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2009 and December 31, 2008 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of June 30, 2009 and December 31, 2008, the Company had accrued $2,111,000 and $1,671,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. The Company believes Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. The Company filed a third party claim against Marketing for indemnification in this matter, which claim was actively litigated, leading to a trial held before a judge during the first quarter of 2009. A decision has not yet been rendered by the court. It is possible that the Company’s assumption that Marketing will ultimately be responsible for this claim may change, which may result in the Company providing an accrual for this and possibly other matters.

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

From October 2003 through June 30, 2009, the Company was notified that the Company was made party to fifty-eight cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. The Company has been dismissed from five of the cases initially filed against it and fifty-three remain outstanding. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (“MTBE”) as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. A significant number of the named defendants other than the Company have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which the Company is a party. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

The ultimate resolution of the matters related to the Lower Passaic River and the MTBE multi-district litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2009 and December 31, 2008, the Company’s Consolidated Balance Sheets included, in accounts payable and accrued expenses, $290,000 relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 include, in general and administrative expenses, a charge of $25,000 and a credit of $72,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

In order to qualify as a REIT, among other items, the Company must distribute at least ninety percent of its “earnings and profits” (as defined in the Internal Revenue Code) to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amounts distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend.

4.  CREDIT AND INTEREST RATE SWAP AGREEMENTS

As of June 30, 2009, borrowings under the Credit Agreement, described below, were $129,500,000, bearing interest at a weighted-average effective rate of 3.4% per annum. The weighted-average effective rate is based on $84,500,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of June 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted downward from 1.25% to 1.0% for LIBOR rate borrowings effective in August 2009.

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

The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of June 30, 2009, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of June 30, 2009 and December 31, 2008, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the six months ended June 30, 2009 or 2008 representing the hedge’s ineffectiveness. At June 30, 2009 and December 31, 2008, the Company’s Consolidated Balance Sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $3,461,000 and $4,296,000, respectively. For the six months ended June 30, 2009 and 2008, the Company has recorded, in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets, a gain of $835,000 and $211,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $3,461,000 recorded as of June 30, 2009 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The fair value of the Swap Agreement was $3,461,000 as of June 30, 2009, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs.  The fair value of the $129,500,000 borrowings outstanding under the Credit Agreement is $120,700,000 as of June 30, 2009 determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of June 30, 2009, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement and its valuation of the borrowings outstanding under the Credit Agreement in its entirety within Level 3 of the Fair Value Hierarchy.

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

Of the eight hundred fifty-five properties leased to Marketing as of June 30, 2009, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred seventy-eight retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of June 30, 2009, the Company had regulatory approval for remediation action plans in place for two hundred forty-six (94%) of the two hundred sixty-two properties for which it continues to retain environmental responsibility and the remaining sixteen properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-two properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $1,774,000 and $1,367,000 for the six months ended June 30, 2009 and 2008, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of June 30, 2009 and December 31, 2008, and 2007, the Company had accrued $17,978,000, $17,660,000 and $18,523,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2009 and December 31, 2008 and 2007, the Company had also recorded $4,344,000, $4,223,000 and $4,652,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,437,000, and $13,871,000 as of December 31, 2008, and 2007, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $365,000, and $356,000 of net accretion expense was recorded for the six months ended June 30, 2009 and 2008, respectively, substantially all of which is included in environmental expenses.

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

6.  SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the six months ended June 30, 2009 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
Balance, December 31, 2008	24,766,166	$248	$259,069	$(49,124)	$(4,296)	$205,897
Net earnings				23,533		23,533
Dividends				(23,360)		(23,360)
Stock-based employee compensation expense	50		197			197
Net unrealized gain on interest rate swap					835	835
Balance, June 30, 2009	24,766,216	$248	$259,266	$(48,951)	$(3,461)	$207,102

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2009 or December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2008, and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors,” which appear in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

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

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. In addition, approximately twenty of our properties are directly leased by us to others for other uses such as fast food restaurants, automobile sales and other retail purposes. In those instances where we determine that the highest and best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property as opportunities arise. Our properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. We also own or lease properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, North Dakota and Ohio.

As of June 30, 2009, we leased eight hundred fifty-five of our one thousand fifty-one properties on a long-term basis to Getty Petroleum Marketing Inc. (“Marketing”).  Eight hundred and forty-five of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and ten of the properties are leased to Marketing under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever.

Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses, performance of the petroleum marketing industry and rental income from sub-tenants who operate their respective convenience stores, automotive repair service or other businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. (For information regarding factors that could adversely affect us relating to Marketing, or our other lessees, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q.”)

Developments Related to Marketing and the Marketing Leases

Marketing operated substantially all of our petroleum marketing businesses when it was spun-off to our shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

A substantial portion of our revenues (75% for the six months ended June 30, 2009) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing, or our relationship with Marketing, may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price. Our financial results depend largely on rental income from Marketing, and to a lesser extent on rental income from other tenants and; therefore, are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2009, although there is no assurance that it will continue to do so.

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

We intend either to re-let or sell any properties removed from the Marketing Leases and reinvest any realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of June 30, 2009, Marketing had removed, or has scheduled to remove, the gasoline tanks and related equipment at approximately 19% of the properties subject to the Marketing Leases. In those instances where we determine that the highest and best use for a property is no longer as a retail motor fuel outlet, we intend to seek an alternative tenant or buyer for such property as opportunities arise. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties; in the event that the properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Based on our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove the Subject Properties, made in part upon consideration of the continued deterioration in Marketing’s annual financial performance through December 31, 2007, we previously decided, and we continue to believe, that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current term of each Marketing Lease. Accordingly, in 2007, we recorded a non-cash reserve representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007.

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

As of June 30, 2009, we had a reserve of $9.6 million for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. We have not provided a deferred rent receivable reserve related to the Remaining Properties since, based on our assessments and assumptions, we continue to believe that it is not probable that we will not collect the deferred rent receivable related to the Remaining Properties of $22.8 million as of June 30, 2009 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods, is expected to be, effectively recognized when payment is due under the contractual payment terms.

We have reduced the estimated useful lives of certain long-lived assets for the Subject Properties resulting is accelerating the depreciation expense recorded for those assets. In addition, during the three months ended June 30, 2009, we reduced the carrying amount to fair value (generally estimated as sales value net of disposal costs), and recorded impairment charges aggregating $1.1 million, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to directly pay for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. Additionally, we will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities changes as a result of the factors discussed above, or otherwise. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of June 30, 2009 or December 31, 2008. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and our analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement.

Should our assessments, assumptions and beliefs prove to be incorrect, including, in particular, our belief that Lukoil is providing credit support to Marketing and that it is probable that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions we reached may change relating to (i) whether some or all of the Subject or Remaining Properties are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the Subject or Remaining Properties, (iii) potential impairment of the Subject or Remaining Properties, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record additional impairment charges related to the Subject or Remaining Properties, or (iii) accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors.

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

We believe that the SEC’s position is based on its interpretation of certain provisions of its internal Financial Reporting Manual (formerly known as its Accounting Disclosure Rules and Practices Training Material), Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. Marketing generally subleases our properties to independent, individual service station/convenience store operators (subtenants). Consequently, we believe that we, as the owner of these properties and the Getty® brand, could re-let these properties, except for those properties that are vacant, to the existing subtenants who operate their convenience stores, automotive repair services or other businesses at our properties, or to other new or replacement tenants, at market rents, although we cannot accurately predict if, when, or on what terms, such properties would be re-let or sold. The SEC did not accept our positions regarding the inclusion of Marketing’s financial statements in our filings. We have had no communication with the SEC since 2005 regarding the unresolved comment. We cannot accurately predict the consequences if we are ultimately unable to resolve this outstanding comment.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves.  GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Impairment of long-lived assets represents charges taken to write down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

As a result, management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less straight-line rental revenue, net amortization of above-market and below-market leases, impairment charges and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases under these leases; (ii) the rental revenue earned from acquired in-place leases; (iii) our rental operating expenses (exclusive of impairment charges); and (iv) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings	$13,605	$10,636	$23,533	$22,007

Depreciation and amortization of real estate assets	2,760	2,950	5,353	5,763
Gains from dispositions of real estate	(3,079)	(1,358)	(3,348)	(1,905)
Funds from operations	13,286	12,228	25,538	25,865
Deferred rental revenue (straight-line rent)	(357)	(361)	(169)	(800)
Net amortization of above-market and below-market leases	(190)	(201)	(380)	(402)
Impairment charges	1,069	-	1,069	-
Adjusted funds from operations	$13,808	$11,666	$26,058	$24,663
Diluted per share amounts:
Earnings per share	$0.55	$0.43	$0.95	$0.89
Funds from operations per share	$0.54	$0.49	$1.03	$1.04
Adjusted funds from operations per share	$0.56	$0.47	$1.05	$1.00

Diluted weighted-average shares outstanding	24,766	24,766	24,766	24,767

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues from rental properties included in continuing operations were $20.3 million for the three months ended June 30, 2009, as compared to $20.1 million for the three months ended June 30, 2008. We received approximately $15.1 million for each of the three month periods ended June 30, 2009 and 2008 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.7 million for the three months ended June 30, 2009 and $4.5 million for the three months ended June 30, 2008 from other tenants. The increase in rent received for the three months ended June 30, 2009 was primarily due to rent escalations offset by the effect of lease expirations. In addition to rent received, revenues from rental properties include adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis and net amortization of above-market and below-market leases. Adjustments for deferred rental revenue result in effectively recognizing the aggregate minimum rent due over the current lease term on a straight-line (or an average) basis, rather than when payment is contractually due, under leases with our tenants which provide for scheduled fixed rent increases. Revenues from rental properties for each of the three months ended June 30, 2009 and 2008 include $0.3 million of rental income recognized utilizing the straight-line method of accounting in excess of rent received for the respective period. Revenues from rental properties for each of the three months ended June 30, 2009 and 2008 include $0.2 million of rental income recognized due to net amortization of above-market and below-market leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.2 million for the three months ended June 30, 2009, as compared to $2.4 million for the three months ended June 30, 2008. The reduction in rental property expenses was principally due to lower rent expense incurred as a result of lease terminations when compared to the prior year period.

Environmental expenses, net of estimated recoveries from state underground storage tank (“UST” or “USTs”) funds included in continuing operations decreased by $0.9 million for the three months ended June 30, 2009 to $1.1 million, as compared to $2.0 million recorded for the three months ended June 30, 2008 due to decreases in the net change in estimated remediation costs and litigation loss reserves of $0.8 million and $0.1 million, respectively. Change in net estimated environmental costs were $0.4 million for the three months ended June 30, 2009, which decreased by $0.8 million as compared to $1.2 million recorded in the prior year period. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $1.5 million for the three months ended June 30, 2009 as compared to $2.1 million recorded for the three months ended June 30, 2008. The decrease in general and administrative expenses was principally due to higher professional fees incurred in the three months ended June 30, 2008 associated with the previously disclosed potential modification of the Master Lease with Marketing and related matters.

Depreciation and amortization expense included in continuing operations was $2.8 million for the three months ended June 30, 2009, as compared to $2.9 million for the three months ended June 30, 2008. The decrease in depreciation and amortization expense was principally due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.

The $1.1 million of impairment charges recorded in the three months ended June 30, 2009 was attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing.

As a result, total operating expenses decreased by approximately $0.7 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Interest expense was $1.2 million for the three months ended June 30, 2009, as compared to $1.7 million for the three months ended June 30, 2008. The decrease was principally due to reduction in interest rates on our floating rate borrowings.

Gains on dispositions of real estate, partially included in other income and discontinued operations, increased by an aggregate of $1.7 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

As a result, net earnings increased by $3.0 million to $13.6 million for the three months ended June 30, 2009, as compared to the $10.6 million for the three months ended June 30, 2008. Earnings from continuing operations increased by $1.2 million to $10.5 million for the three months ended June 30, 2009, as compared to $9.3 million for the three months ended June 30, 2008. Earnings from continuing operations excludes the operating results and $3.1 million of net gain from the disposition of four properties sold in 2009, which applicable results have been included in earnings from discontinued operations for the three months ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, FFO increased by $1.1 million to $13.3 million, as compared to $12.2 million for prior year period, and AFFO increased by $2.1 million to $13.8 million, as compared to $11.7 million for prior year period. The increase in FFO for the three months ended June 30, 2009 was primarily due to the changes in net earnings but excludes the $0.2 million decrease in depreciation and amortization expense and the $1.7 million increase in gains on dispositions of real estate. The increase in AFFO for the three months ended June 30, 2009 also excludes a marginal decrease in deferred rental revenue, a marginal decrease in net amortization of above-market and below-market leases and the $1.1 million increase in impairment charges (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.12 per share to $0.55 per share for the three months ended June 30, 2009, as compared to $0.43 per share for the three months ended June 30, 2008. Diluted FFO per share increased by $0.05 per share for the three months ended June 30, 2009 to $0.54 per share, as compared to $0.49 per share for the three months ended June 30, 2008. Diluted AFFO per share increased by $0.09 per share for the three months ended June 30, 2009 to $0.56 per share, as compared to $0.47 per share for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues from rental properties included in continuing operations were $40.1 million for the six months ended June 30, 2009, as compared to $40.3 million for the six months ended June 30, 2008. We received approximately $30.2 million in rents for the six months period ended June 30, 2009 and $30.1 million in rent for the six months ended June 30, 2008 from properties leased to Marketing under the Marketing Leases. We also received rent of $9.4 million for the six months ended June 30, 2009 and $9.0 million for the six months ended June 30, 2008 from other tenants. The increase in rent received for the six months ended June 30, 2009 was primarily due to rent escalations offset by the effect of lease expirations. Revenues from rental properties for the six months ended June 30, 2009 and 2008 include $0.1 million and $0.8 million, respectively, of rental income recognized utilizing the straight-line method of accounting in excess of rent received for the respective period. Revenues from rental properties for each of the six months ended June 30, 2009 and 2008 include $0.4 million of rental income recognized due to net amortization of above-market and below-market leases.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $4.4 million for the six months ended June 30, 2009, as compared to $4.8 million for the six months ended June 30, 2008. The reduction in rental property expenses was principally due to lower rent expense incurred as a result of lease terminations when compared to the prior year period.

Environmental expenses, net of estimated recoveries from UST funds included in continuing operations increased by $0.8 million for the six months ended June 30, 2009 to $3.6 million, as compared to $2.8 million recorded for the six months ended June 30, 2008 due to increases in the net change in estimated remediation costs, legal fees and litigation loss reserves of $0.4 million, $0.3 million and $0.2 million, respectively. In addition to net change in estimated remediation costs of $1.8 million (which includes $0.4 million of accretion expense), environmental expenses for the six months ended June 30, 2009 also include legal fees of $1.0 million, principally for trial related costs incurred for several active litigation matters; adjustments to provisions for environmental litigation loss reserves of $0.4 million, principally related to a tentative settlement agreement for one litigation matter; and project management fees of $0.4 million. Change in net estimated environmental costs were $1.8 million for the six months ended June 30, 2009, or an increase of $0.4 million as compared to $1.4 million recorded in the prior year period as a result of more stringent interpretations of existing standards by New York State regulators for certain properties currently being remediated. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $3.4 million for the six months ended June 30, 2009 as compared to $3.8 million recorded for the six months ended June 30, 2008. The decrease in general and administrative expenses was principally due to higher professional fees incurred in the three months ended June 30, 2008 associated with the previously disclosed potential modification of the Master Lease with Marketing and related matters.

Depreciation and amortization expense included in continuing operations was $5.3 million for the six months ended June 30, 2009, as compared to $5.7 million for the six months ended June 30, 2008. The decrease in depreciation and amortization expense was principally due to the effect of assets becoming fully depreciated, lease terminations and property dispositions.

The $1.1 million of impairment charges recorded in the six months ended June 30, 2009 was attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing.

As a result, total operating expenses increased by approximately $0.8 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Interest expense was $2.4 million for the six months ended June 30, 2009, as compared to $3.6 million for the six months ended June 30, 2008. The decrease was principally due to reduction in interest rates on our floating rate borrowings.

Gains on dispositions of real estate, partially included in other income and discontinued operations, increased by an aggregate of $1.4 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

As a result, net earnings increased by $1.5 million to $23.5 million for the six months ended June 30, 2009, as compared to the $22.0 million for the six months ended June 30, 2008. Earnings from continuing operations was $20.1 million for each of the six month periods ended June 30, 2009 and 2008. Earnings from continuing operations excludes the operating results and $3.3 million of net gain from the disposition of four properties sold in 2009, which applicable results have been included in earnings from discontinued operations for the six months ended June 30, 2009 and 2008.

For the six months ended June 30, 2009, FFO decreased by $0.4 million to $25.5 million, as compared to $25.9 million for prior year period, and AFFO increased by $1.4 million to $26.1 million, as compared to $24.7 million for prior year period. The increase in FFO for the six months ended June 30, 2009 was primarily due to the changes in net earnings but excludes a $0.4 million decrease in depreciation and amortization expense and the $1.4 million increase in gains on dispositions of real estate. The increase in AFFO for the six months ended June 30, 2009 also excludes a $0.6 million decrease in deferred rental revenue, a marginal decrease in net amortization of above-market and below-market leases and the $1.1 million increase in impairment charges (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.06 per share to $0.95 per share for the six months ended June 30, 2009, as compared to $0.89 per share for the six months ended June 30, 2008. Diluted FFO per share decreased by $0.01 per share for the six months ended June 30, 2009 to $1.03 per share, as compared to $1.04 per share for the six months ended June 30, 2008. Diluted AFFO per share increased by $0.05 per share for the six months ended June 30, 2009 to $1.05 per share, as compared to $1.00 per share for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under a revolving credit agreement that expires in 2011 and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents. There is no assurance, however, that our liquidity will not be adversely affected by developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above or the other risk factors described in our filings with the SEC.

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

As of June 30, 2009, borrowings under the Credit Agreement, described below, were $129.5 million, bearing interest at a weighted-average effective rate of 3.4% per annum. The weighted-average effective rate is based on $84.5 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. We had $45.5 million available under the terms of the Credit Agreement as of June 30, 2009. We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted downward from 1.25% to 1.0% for LIBOR rate borrowings in August 2009.

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

We are party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of June 30, 2009, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the six months ended June 30, 2009 and 2008 amounted to $2.0 million, and $3.8 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue public debt or equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial information. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $23.3 million and $23.1 million for the six months ended June 30 2009 and 2008, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.47 per share each quarter ($1.88 per share, or $46.7 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in May 2008. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above, there is no assurance that we will be able to continue to pay dividends at the rate of $0.47 per share per quarter, if at all.

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

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of June 30, 2009, we have regulatory approval for remediation action plans in place for two hundred forty-six (94%) of the two hundred sixty-two properties for which we continue to retain remediation responsibility and the remaining sixteen properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-two properties where we have received “no further action” letters.

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

We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing denied its liability for the claim and its responsibility to defend against, and indemnify us for, the claim. We filed third party claims against Marketing for indemnification in this matter, which claim was actively litigated, leading to a trial held before a judge during the first quarter of 2009. A decision has not yet been rendered by the court. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this and possibly other matters.

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million and expiring in 2010, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing has paid the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of June 30, 2009 and December 31, 2008 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for one hundred seventy-eight scheduled sites.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as these environmental contingencies become more clearly defined and reasonably estimable.

As of June 30, 2009, we had accrued $13.7 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $18.0 million of estimated environmental obligations and liabilities offset by $4.3 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $1.6 million and $1.7 million, respectively, for the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, the net change in estimated remediation cost and accretion expense included in environmental expenses in our consolidated statements of operations amounted to $1.8 million and $1.4 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.6 million. Accordingly, the environmental accrual as of June 30, 2009 was increased by $2.2 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2009 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.9 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2009 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the six months ended June 30, 2009 would not have changed significantly if these changes in the assumptions were made effective December 31, 2008.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of June 30, 2009 and December 31, 2008, we had accrued $2.1 million and $1.7 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and the MTBE multi-district litigation, in particular, for which accruals have not been provided could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (For additional information with respect to pending environmental lawsuits and claims, including those matters specifically referenced above, see “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II, Item 1. Legal Proceedings” which appears in this Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding the developments related to Marketing and the Marketing Leases included in “Developments Related to Marketing and the Marketing Leases” and elsewhere in this Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Lukoil is providing credit support and will continue to provide financial support to Marketing in the future and Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties or other properties from the Marketing Leases; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is not probable that we will not collect the deferred rent receivable related to the Remaining Properties; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our ability to relet properties at market rents (either as motor fuel outlets or for other commercial uses) or sell properties; our expectations regarding future acquisitions; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our Swap Agreement and our expectation that we will not settle the Swap Agreement prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Total borrowings outstanding under the Credit Agreement at June 30, 2009 were $129.5 million, bearing interest at a weighted-average rate of 1.9% per annum, or a weighted-average effective rate of 3.4% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on $84.5 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25%. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted downward from 1.25% to 1.0% for LIBOR rate borrowings in August 2009.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2009 has not increased significantly, as compared to December 31, 2008. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of June 30, 2009, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we are, and will be, exposed to interest rate risk to the extent that our borrowings exceed the $45.0 million notional amount of the Swap Agreement. As of June 30, 2009, our borrowings exceeded the notional amount of the Swap Agreement by $84.5 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $133.4 million for 2009, an increase in market interest rates of 0.5% for 2009 for the remainder of 2009 would decrease our 2009 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our Credit Agreement borrowings that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $133.4 million average outstanding borrowings during the second quarter of 2009 is indicative of our future average borrowings for 2009 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, and note 3 to our consolidated financial statements in such Form 10-K, “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and to note 3 to our accompanying unaudited consolidated financial statements which appear in  this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008, and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 14, 2009 (the “Annual Meeting”). There were 24,766,216 shares of our common stock outstanding and entitled to vote at our annual meeting, and 23,142,280 shares were represented in person or by proxy. The following matters were voted upon at the Annual Meeting:

The five directors listed below were elected to serve an additional one-year term:

Nominee	Votes For	Votes Withheld
Milton Cooper	22,956,459	185,821
Philip E. Coviello	22,876,281	265,999
David B. Driscoll	22,956,686	185,594
Leo Liebowitz	22,892,294	249,986
Howard Safenowitz	22,894,507	247,773

The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified:

Votes For	Votes Against	Abstentions
22,909,719	150,577	81,984

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

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
August 10, 2009

BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief
Executive Officer
August 10, 2009