Form 10-Q
period 2009-09-30
GETTY REALTY CORP /MD/
filed 2009-11-09
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [   ]  No [X]

Registrant had outstanding 24,766,216 shares of Common Stock, par value $.01 per share, as of November 9, 2009.

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets:

Real Estate:
Land	$253,310	$221,540
Buildings and improvements	252,305	252,027
	505,615	473,567
Less – accumulated depreciation and amortization	(134,709)	(129,322)
Real estate, net	370,906	344,245

Net investment in direct financing lease	17,454	~~--~~
Deferred rent receivable (net of allowance of $9,495 as of September 30, 2009 and $10,029 as of December 31, 2008)	27,158	26,718
Cash and cash equivalents	5,934	2,178
Recoveries from state underground storage tank funds, net	4,089	4,223
Mortgages and accounts receivable, net	2,351	1,533
Prepaid expenses and other assets	10,302	8,916
Total assets	$438,194	$387,813

Liabilities and Shareholders' Equity:

Borrowings under credit line	$154,800	$130,250
Term loan	24,500	~~--~~
Environmental remediation costs	18,664	17,660
Dividends payable	11,805	11,669
Accounts payable and accrued expenses	20,811	22,337
Total liabilities	230,580	181,916
Commitments and contingencies	~~--~~	~~--~~
Shareholders' equity:
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued 24,766,216 at September 30, 2009 and 24,766,166 at December 31, 2008	248	248
Paid-in capital	259,362	259,069
Dividends paid in excess of earnings	(48,571)	(49,124)
Accumulated other comprehensive loss	(3,425)	(4,296)
Total shareholders' equity	207,614	205,897
Total liabilities and shareholders' equity	$438,194	$387,813

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues from rental properties	$20,210	$20,236	$60,272	$60,482

Operating expenses:
Rental property expenses	2,070	2,239	6,439	7,007
Impairment charges	-	-	1,069	-
Environmental expenses, net	2,042	2,270	5,677	5,032
General and administrative expenses	1,748	1,483	5,102	5,235
Depreciation and amortization expense	2,665	2,828	8,014	8,498
Total operating expenses	8,525	8,820	26,301	25,772

Operating income	11,685	11,416	33,971	34,710

Other income, net	171	224	419	652
Interest expense	(1,195)	(1,703)	(3,632)	(5,349)
Earnings from continuing operations	10,661	9,937	30,758	30,013

Discontinued operations:
Earnings from operating activities	10	90	150	389
Gains on dispositions of real estate	1,514	462	4,810	2,093
Earnings from discontinued operations	1,524	552	4,960	2,482
Net earnings	$12,185	$10,489	$35,718	$32,495

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.43	$0.40	$1.24	$1.21
Earnings from discontinued operations	$0.06	$0.02	$0.20	$0.10
Net earnings	$0.49	$0.42	$1.44	$1.31

Weighted-average shares outstanding:
Basic	24,766	24,766	24,766	24,766
Stock options and restricted stock units	1	-	-	1
Diluted	24,767	24,766	24,766	24,767

Dividends declared per share	$.475	$.470	$1.415	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net earnings	$12,185	$10,489	$35,718	$32,495
Other comprehensive gain:
Net unrealized gain (loss) on interest rate swap	36	(76)	871	135
Comprehensive income	$12,221	$10,413	$36,589	$32,630

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September30,
	2009	2008
Cash flows from operating activities:
Net earnings	$35,718	$32,495
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	8,049	8,638
Impairment charges	1,069	-
Gains from dispositions of real estate	(4,863)	(2,395)
Deferred rental revenue, net of allowance	(440)	(1,285)
Amortization of above-market and below-market leases	(570)	(600)
Accretion expense	631	601
Stock-based employee compensation expense	293	241
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	398	372
Mortgages and accounts receivable, net	(938)	32
Prepaid expenses and other assets	45	338
Environmental remediation costs	109	(1,587)
Accounts payable and accrued expenses	32	(806)
Net cash flow provided by operating activities	39,533	36,044

Cash flows from investing activities:
Property acquisitions and capital expenditures	(54,034)	(5,950)
Proceeds from dispositions of real estate	5,881	4,272
(Increase) decrease in cash held for property acquisitions	(1,765)	2,981
Collection (issuance) of mortgages receivable net	120	(85)
Net cash flow provided by (used in) investing activities	(49,798)	1,218

Cash flows from financing activities:
Borrowings (repayments) under credit agreement, net	24,550	2,250
Borrowings under term loan agreement, net	24,500	-
Cash dividends paid	(35,029)	(34,624)
Proceeds from stock options exercised	-	9
Net cash flow provided by (used in) financing activities	14,021	(32,365)

Net increase in cash and cash equivalents	3,756	4,897
Cash and cash equivalents at beginning of period	2,178	2,071

Cash and cash equivalents at end of period	$5,934	$6,968

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$3,748	$5,305
Income taxes, net	457	532
Recoveries from state underground storage tank funds	(1,127)	(1,012)
Environmental remediation costs	3,410	4,419

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  GENERAL

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In 2009 Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification, as amended (the “ASC”), as the sole reference source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Company adopted the codification during the quarter ended September 30, 2009 which had no impact on the Company’s financial position, results of operations or cash flows. The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries (the "Company"). The Company is a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. The Company manages and evaluates its operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Direct Financing Lease: Income under direct financing leases is included in revenues from rental properties and is recognized over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Net investment in direct financing lease represents the investment in leased assets accounted for as a direct financing lease. The investment is reduced by the receipt of lease payments, net of interest income earned and amortized over the life of the lease.

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make its best estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, net investment in direct financing lease, recoveries from state underground storage tank (“UST” or ‘USTs”) funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2009 and 2008 are reclassified as discontinued operations. The operating results of such properties for the threeand nine months ended September 30, 2008 has also been reclassified to discontinued operations to conform to the 2009 presentation. Discontinued operations for the quarters and nine months ended September 30, 2009 and 2008 are primarily comprised of gains or losses from property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three and nine months ended September 30, 2009 and 2008.

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

Subsequent events: Management of the Company evaluated subsequent events that occurred after September 30, 2009 and through November 9, 2009, the date the financial statements were issued.

Recent Accounting Developments and Amendments to the Accounting Standards Codification: In September 2006, the FASB amended the accounting standards related to fair value measurements of assets and liabilities (the “Fair Value Measurements Amendment”). The Fair Value Measurements Amendment generally applies whenever other standards require assets or liabilities to be measured at fair value. The Fair Value Measurements Amendment was effective in fiscal years beginning after November 15, 2007. Subsequently, the FASB delayed the effective date of the Fair Value Measurements Amendment by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of the Fair Value Measurements Amendment in January 2008 and the adoption of the provisions of the Fair Value Measurements Amendment for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis in January 2009 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB amended the accounting standards related to business combinations (the “Business Combinations Amendment”) affecting how the acquirer shall recognize and measure in its financial statements at fair value the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. The Business Combinations Amendment requires that acquisition costs, which could be material to the Company’s future financial results, will be expensed rather than included as part of the basis of the acquisition. The adoption of the Business Combinations Amendment by the Company in January 2009 did not result in a write-off of acquisition related transactions costs associated with transactions not yet consummated.

Earnings per Common Share: The FASB amended the accounting standards related to determining earnings per share (the “Earnings Per Share Amendment”). Due to the adoption of the “Earnings Per Share Amendment” effective as of January 1, 2009 and retrospectively applied to the three and nine months ended September 30, 2008, basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing earnings less dividend equivalents attributable to RSUs outstanding at the end of each quarterly period by the weighted-average number of common shares outstanding during the period. The adoption of the “Earnings Per Share Amendment” did not have a material impact in the determination of earnings per common share for the three and nine months ended September 30, 2009 and 2008. Diluted earnings per common share also give effect, utilizing the treasury stock method, to the potential dilution from the exercise of stock options. For the three months ended September 30, 2008 and the nine months ended September 30, 2009, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Earnings from continuing operations	$10,661	$9,937	$30,758	$30,013
Less dividend equivalents attributable to restricted stock units outstanding	(42)	(30)	(129)	(88)
Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	10,619	9,907	30,629	29,925
Discontinued operations	1,524	552	4,960	2,482
Net earnings attributable to common shareholders used for basic earnings per share calculation	$12,143	$10,459	$35,589	$32,407

Weighted-average number of common shares outstanding:
Basic	24,766	24,766	24,766	24,766
Stock options	1	-	-	1
Diluted	24,767	24,766	24,766	24,767

Restricted stock units outstanding at the end of the period	86	63	86	63

2.  LEASES

The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. In addition, approximately twenty of the Company’s properties are directly leased by the Company to tenants for other use such as fast food restaurants, automobile sales and other retail purposes. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, North Dakota and Ohio.

As of September 30, 2009, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred forty-six properties. Eight hundred thirty-six of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and ten properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever. (See note 3 for contingencies related to Marketing and the Marketing Leases for additional information).

The components of the $17,454,000 net investment in direct financing lease as of September 30, 2009 are minimum lease payments receivable of $75,449,000 plus unguaranteed estimated residual value of $4,363,000 less unearned income of $62,358,000.

3.  COMMITMENTS AND CONTINGENCIES
In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of September 30, 2009, the Company leased eight hundred forty-six of its one thousand seventy-eight properties on a long-term triple-net basis to Marketing under the Marketing Leases (see note 2 for additional information). Marketing operated substantially all of the Company’s petroleum marketing businesses when it was spun-off to the Company’s shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. A substantial portion of the Company’s revenues (74% for the three months ended September 30, 2009), are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price.  Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses, performance of the petroleum marketing industry and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through November 2009, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2008, Marketing reported a significant loss, accelerating a trend of reporting progressively larger losses in recent years. As a result of Marketing’s significant losses for each of the three years ended December 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless Marketing shows significant improvement in its financial results and/or generates sufficient liquidity through the sale of assets or otherwise, or unless financial support continues to be provided by Lukoil, its parent company. The Company believes Marketing is dependent on financial support from Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that the Company’s belief regarding the likelihood of Lukoil providing continuing financial support to Marketing will prove to be incorrect or will change as circumstances change.

From time to time the Company has had discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. Representatives of Marketing have also indicated to the Company that they are considering significant changes to Marketing’s business model. Although the Company continues to remove individual locations from the Master Lease as mutually beneficial opportunities arise, there has been no agreement between the Company and Marketing on any terms that would be the basis for a definitive Master Lease modification agreement. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from the Company, it is the Company’s intention to cooperate with Marketing in accomplishing those objectives to the extent that the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be considered for removal from the Master Lease as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not.

The Company intends either to re-let or sell any properties removed from the Marketing Leases and reinvest any realized sales proceeds in new properties. Marketing recently agreed to permit the Company to list with brokers and to show to prospective purchasers or lessees, seventy-five of the properties where Marketing has removed, or has scheduled to remove, the underground gasoline storage tanks and related equipment. The Company intends to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. In those instances where the Company determines that the highest and best use for a property is no longer as a retail motor fuel outlet, the Company intends to seek an alternative tenant or buyer for such property as opportunities arise. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

Based on the Company’s prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove approximately 40% of the properties (the “Subject Properties”) from the Marketing Leases, the Company concluded that it cannot reasonably assume that it will collect all of the rent due to the Company related to the Subject Properties for the remainder of the current term of each Marketing Lease. Accordingly, the Company recorded a non-cash reserve representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007. As of September 30, 2009, the Company had a reserve of $9,495,000 for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. Although, based on a number of factors, we believe it is possible that Marketing is currently considering a strategy that may involve removal from the Master Lease of a composition of properties different from the properties comprising the Subject Properties, we continue to believe that our best estimate of the loss contingency attributable to the deferred rent receivable due from Marketing is to be based on the properties comprising the Subject Properties. The Company has not provided a deferred rent receivable reserve related to the remaining properties subject to the Marketing Leases (the “Remaining Properties”) since, based on the Company’s assessments and assumptions, the Company continues to believe that it is not probable that it will not collect the deferred rent receivable related to the Remaining Properties of $22,849,000 as of September 30, 2009 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms.

The Company has reduced the estimated useful lives of certain long-lived assets for the Subject Properties resulting in accelerating the depreciation expense recorded for those assets. In addition, during the three months ended June 30, 2009, the Company reduced the carrying amount to fair value, and recorded impairment charges aggregating $1,069,000, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between marketplace participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements between Marketing and the Company relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). The Company may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of September 30, 2009 or December 31, 2008. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company based on its assumptions and its analysis of information currently available to it) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance could result in an event of default pursuant to each agreement which, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, including, in particular, the Company’s belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether any or what combination of the properties subject of the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject of the Marketing Leases, (iii) potential impairment of the properties subject of the Marketing Leases and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the properties subject of the Marketing Leases, (ii) record an additional impairment charge related to the properties subject of the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors.

The Company cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2009 and December 31, 2008 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of September 30, 2009 and December 31, 2008, the Company had accrued $1,736,000 and $1,671,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. The Company believes Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. The Company filed a third party claim against Marketing for indemnification in this matter. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. The Company believes that Marketing will appeal the decision; however, the Company believes the probability that Marketing will not be ultimately responsible for the claim for clean-up costs incurred by the current property owner is remote. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

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

From October 2003 through September 30, 2009, the Company was notified that the Company was made party to fifty-nine cases in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia and West Virginia brought by local water providers or governmental agencies. The Company has settled one case, has been dismissed from five of the cases initially filed against it, and fifty-three cases remain outstanding. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (“MTBE”) as the basis for claims seeking compensatory and punitive damages. Each case names as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. A significant number of the named defendants other than the Company have entered into settlements with certain plaintiffs, which affected approximately twenty-seven of the cases to which the Company is a party. The accuracy of the allegations as they relate to the Company, the Company’s defenses to such claims, the aggregate amount of possible damages and the method of allocating such amounts among the remaining defendants have not been determined. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

The ultimate resolution of the matters related to the Lower Passaic River and the MTBE multi-district litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2009 and December 31, 2008, the Company’s Consolidated Balance Sheets included, in accounts payable and accrued expenses, $293,000 and $290,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s Consolidated Statements of Operations for the nine months  ended September 30, 2009 and 2008 include, in general and administrative expenses, a charge of $25,000 and a credit of $72,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4.  CREDIT, TERM LOAN AND INTEREST RATE SWAP AGREEMENTS

As of September 30, 2009, borrowings under the Credit Agreement, described below, were $154,800,000, bearing interest at a weighted-average effective rate of 2.8% per annum. The weighted-average effective rate is based on $109,800,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.00% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.00%. The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of September 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted upward from 1.00% to 1.25% for LIBOR rate borrowings effective in November 2009.

Subject to the terms of the Credit Agreement, the Company has the option to extend the term of the credit agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The Company does not expect to exercise its option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, the Company believes that it would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to the Company, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement.

On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012.  As of September 30, 2009, borrowings under the Term Loan Agreement were $24,500,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement.

The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of September 30, 2009, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of September 30, 2009 and December 31, 2008, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the nine months ended September 30, 2009 or 2008 representing the hedge’s ineffectiveness. At September 30, 2009 and December 31, 2008, the Company’s Consolidated Balance Sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $3,425,000 and $4,296,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company has recorded, in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets, a gain of $871,000 and $135,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $3,425,000 recorded as of September 30, 2009 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The fair value of the Swap Agreement was $3,425,000 as of September 30, 2009, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs.  The fair value of the $157,000,000 projected average borrowings outstanding under the Credit Agreement is $149,500,000 as of September 30, 2009. The fair value of the borrowings outstanding under the Term Loan Agreement is $24,500,000 as of September 30, 2009. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of September 30, 2009, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement and its valuation of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirety within Level 3 of the Fair Value Hierarchy.

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

The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants based on the tenants’ history of paying such obligations and/or the Company’s assessment of their financial ability to pay their share of such costs. However, there can be no assurance that the Company’s assessments are correct or that the Company’s tenants who have paid their obligations in the past will continue to do so.

Of the eight hundred forty-six properties leased to Marketing as of September 30, 2009, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred ninety-two retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of September 30, 2009, the Company had regulatory approval for remediation action plans in place for two hundred forty-five (95%) of the two hundred fifty-eight properties for which it continues to retain environmental responsibility and the remaining thirteen properties (5%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-two properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The net change in estimated remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $3,401,000 and $2,796,000 for the nine months ended September 30, 2009 and 2008, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to net change in estimated remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of September 30, 2009 and December 31, 2008, and 2007, the Company had accrued $18,664,000, $17,660,000 and $18,523,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2009 and December 31, 2008 and 2007, the Company had also recorded $4,089,000, $4,223,000 and $4,652,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,437,000, and $13,871,000 as of December 31, 2008, and 2007, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $631,000, and $601,000 of net accretion expense was recorded for the nine months ended September 30, 2009 and 2008, respectively, substantially all of which is included in environmental expenses.

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

6.  SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the nine months ended September 30, 2009 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
Balance, December 31, 2008	24,766,166	$248	$259,069	$(49,124)	$(4,296)	$205,897
Net earnings				35,718		35,718
Dividends				(35,165)		(35,165)
Stock-based employee compensation expense	50		293			293
Net unrealized gain on interest rate swap					871	871
Balance, September 30, 2009	24,766,216	$248	$259,362	$(48,571)	$(3,425)	$207,614

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2009 or December 31, 2008.

7.   ACQUISITION

On September 25, 2009 the Company acquired the real estate assets of thirty-six gasoline station and convenience store properties located primarily in Prince George’s County, Maryland, for $49,000,000 in a sale/leaseback transaction with White Oak Petroleum LLC (“White Oak”). The Company financed this transaction with $24,500,000 of borrowings under the Company’s existing Credit Agreement and $24,500,000 of indebtedness under the Term Loan Agreement entered into on that date.

The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak, and the Company, whereby White Oak acquired the properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate of all thirty-six properties with the Company. The unitary triple-net lease for the properties between White Oak and the Company has an initial term of twenty years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease includes a provision for 2 1/2% annual rent escalations. White Oak is responsible for all existing and future environmental conditions at the properties. White Oak is an affiliate of DAG Enterprises, Inc.

As of September 30, 2009, the Company's allocation of the purchase price among the assets acquired is preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. The Company continues to evaluate the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations in the fourth quarter of 2009. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and changes in revenue and expenses, including depreciation, amortization and other expenses.

The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, the Company allocated $31,546,000 of the purchase price to land, which is accounted for as an operating lease, and $17,454,000 to buildings and equipment, which is accounted for as a direct financing lease. The future contractual minimum annual rent receivable from White Oak on a calendar year basis is as follows: 2009 — $1,409,000, 2010 — $5,670,000, 2011 — $5,812,000, 2012 — $5,957,000, 2013 — $6,106,000, 2014 — $6,259,000 and $112,731,000 thereafter, of which 47.6% of the rent is allocated to an operating lease and 52.4% of the rent is allocated to a direct financing lease.

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of each of the years presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases and (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement and borrowings outstanding provided by the Term Loan Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from White Oak reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$21,795	$21,915	$65,203	$65,507

Net income	$13,470	$11,582	$39,697	$35,607

Basic and diluted net earnings per common share	$0.54	$0.47	$1.60	$1.44

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

RECENT DEVELOPMENTS

On September 25, 2009 we acquired the real estate assets of thirty-six gasoline station and convenience store properties located primarily in Prince George’s County, Maryland, for $49,000,000 from White Oak Petroleum LLC (“White Oak”) for cash with $24,500,000 drawn under our existing Credit Agreement and $24,500,000 provided by the three-year Term Loan Agreement entered into on that date.

The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak, and us, whereby White Oak acquired the properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate of all thirty-six properties with us. The unitary triple-net lease for the properties between White Oak and us has an initial term of twenty years and provides White Oak with options for three renewal terms of ten years each extending to 2059. White Oak is responsible for all existing and future environmental conditions at the properties. White Oak is an affiliate of DAG Enterprises, Inc.

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

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses and for managing the actual operations conducted at these properties. In addition, approximately twenty of our properties are directly leased by us to tenants for other uses such as fast food restaurants, automobile sales and other retail purposes. In those instances where we determine that the highest and best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property as opportunities arise. Our properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. We also own or lease properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, North Dakota and Ohio.

As of September 30, 2009, we leased eight hundred forty-six of our one thousand seventy-eight properties on a long-term basis to Getty Petroleum Marketing Inc. (“Marketing”).  Eight hundred and thirty-six of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015 and ten of the properties are leased to Marketing under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, accordingly, Marketing’s exercise of renewal options must be on an “all or nothing” basis. As permitted under the terms of the Marketing Leases, Marketing generally, subject to any contrary terms under applicable third party leases, can use each property for any lawful purpose, or for no purpose whatsoever.

Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses, performance of the petroleum marketing industry and rental income from sub-tenants who operate their respective convenience stores, automotive repair service or other businesses at our properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. (For information regarding factors that could adversely affect us relating to Marketing, or our other lessees, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.”)

Developments Related to Marketing and the Marketing Leases

Marketing operated substantially all of our petroleum marketing businesses when it was spun-off to our shareholders as a separate publicly held company in March 1997 (the “Spin-Off”). In December 2000, Marketing was acquired by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies.

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. A substantial portion of our revenues (74% for the three months ended September 30, 2009) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price.  Marketing has made all required monthly rental payments under the Marketing Leases when due through November 2009, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2008, Marketing reported a significant loss, accelerating a trend of reporting progressively larger losses in recent years. As a result of Marketing’s significant losses for each of the three years ended December 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless it shows significant improvement in its financial results and/or generates sufficient liquidity through the sale of assets or otherwise, or unless financial support continues to be provided by Lukoil, its parent company. We believe that Marketing is dependent on financial support from Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that our beliefs regarding the likelihood of Lukoil providing continuing financial support to Marketing will prove to be incorrect or will change as circumstances change.

From time to time we have had discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. Although we continue to remove individual locations from the Master Lease as mutually beneficial opportunities arise, there has been no agreement between us and Marketing on any terms that would be the basis for a definitive Master Lease modification agreement. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives to the extent that we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be considered for removal from the Master Lease as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

We intend either to re-let or sell any properties removed from the Marketing Leases, whether consensually by negotiation or as a result of default, and reinvest any realized sales proceeds in new properties. Marketing recently agreed to permit us to list with brokers and to show to prospective purchasers or lessees, seventy-five of the properties where Marketing has removed, or has scheduled to remove, the underground gasoline storage tanks and related equipment. We intend to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of September 30, 2009, Marketing had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 19% of the properties subject to the Marketing Leases. In those instances where we determine that the highest and best use for a property is no longer as a retail motor fuel outlet, we intend to seek an alternative tenant or buyer for such property as opportunities arise. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that the properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms such properties could be re-let or sold. Additionally, with respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations or convenience stores because of capital costs or possible zoning or permitting rights that are required and may have lapsed during the period since gasoline was last sold at the property.

Based on our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove approximately 40% of the properties from the Marketing Leases (the “Subject Properties”), we concluded that we cannot reasonably assume that we will collect all of the rent due to us related to the Subject Properties for the remainder of the current term of each Marketing Lease. Accordingly, we recorded a non-cash reserve representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of December 31, 2007.

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

As of September 30, 2009, we had a reserve of $9.5 million for the deferred rent receivable due from Marketing representing the full amount of the deferred rent receivable recorded related to the Subject Properties as of that date. Although, based on a number of factors, we believe it is possible that Marketing is currently considering a strategy that may involve removal from the Master Lease of a composition of properties different from the properties comprising the Subject Properties, we continue to believe that our best estimate of the loss contingency attributable to the deferred rent receivable due from Marketing is to be based on the properties comprising the Subject Properties. We have not provided a deferred rent receivable reserve related to the remaining properties subject to the Marketing Leases (the “Remaining Properties”) since, based on our assessments and assumptions, we continue to believe that it is not probable that we will not collect the deferred rent receivable related to the Remaining Properties of $22.8 million as of September 30, 2009 and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Beginning with the first quarter of 2008, the rental revenue for the Subject Properties was, and for future periods is expected to be, effectively recognized when payment is due under the contractual payment terms.

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

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2009 or December 31, 2008. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and our analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default  under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

Should our assessments, assumptions and beliefs prove to be incorrect, including, in particular, our belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions we reached may change relating to (i) whether any or what combination of the properties subject of the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject of the Marketing Leases, (iii) potential impairment of the properties subject of the Marketing Leases, and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement. Accordingly, we may be required to (i) reserve additional amounts of the deferred rent receivable related to the Remaining Properties, (ii) record additional impairment charges related to the properties subject of the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors.

We cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases prior or subsequent to any potential modification of the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its rental, environmental or other obligations and we accrue for certain of such liabilities; if we are unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price may be materially adversely affected.

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

We believe that the SEC’s position is based on its interpretation of certain provisions of its internal Financial Reporting Manual (formerly known as its Accounting Disclosure Rules and Practices Training Material), Staff Accounting Bulletin No. 71 and Rule 3-13 of Regulation S-X. We do not believe that any of this guidance is clearly applicable to our particular circumstances regarding the Master Lease and we believe that, even if it were, we should be entitled to certain relief from compliance with such requirements. The SEC has not accepted our positions regarding the exclusion of Marketing’s financial statements and summarized financial datafrom our filings. We cannot accurately predict the consequences if we are ultimately unable to resolve this outstanding comment.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue) and the net amortization of above-market and below-market leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net earnings	$12,185	$10,489	$35,718	$32,495

Depreciation and amortization of real estate assets	2,696	2,875	8,049	8,638
Gains from dispositions of real estate	(1,515)	(490)	(4,863)	(2,395)
Funds from operations	13,366	12,874	38,904	38,738
Deferred rental revenue (straight-line rent)	(271)	(485)	(440)	(1,285)
Net amortization of above-market and below-market leases	(190)	(198)	(570)	(600)
Impairment charges	-	-	1,069	-
Adjusted funds from operations	$12,905	$12,191	$38,963	$36,853
Diluted per share amounts:
Earnings per share	$0.49	$0.42	$1.44	$1.31
Funds from operations per share	$0.54	$0.52	$1.57	$1.56
Adjusted funds from operations per share	$0.52	$0.49	$1.57	$1.49

Diluted weighted-average shares outstanding	24,767	24,766	24,766	24,767

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues from rental properties included in continuing operations were $20.2 million for each of the three months ended September 30, 2009 and 2008. We received approximately $14.9 million for the three months ended September 30, 2009 and $15.0 million for the three months ended September 30, 2008 from properties leased to Marketing under the Marketing Leases. We also received rent of $4.9 million for the three months ended September 30, 2009 and $4.6 million for the three months ended September 30, 2008 from other tenants. The increase in rent received for the three months ended September 30, 2009 was primarily due to rent escalations and rental income from properties acquired, partially offset by the effect of dispositions of real estate and lease expirations. In addition to rent received, revenues from rental properties include adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis and net amortization of above-market and below-market leases. Adjustments for deferred rental revenue result in effectively recognizing the aggregate minimum rent due over the current lease term on a straight-line (or an average) basis, rather than when payment is contractually due, under leases with our tenants which provide for scheduled fixed rent increases. Revenues from rental properties for the three months ended September 30, 2009 and 2008 include $0.3 million and $0.5 million, respectively, of rental income recognized utilizing the straight-line method of accounting in excess of rent received. Revenues from rental properties for each of the three months ended September 30, 2009 and 2008 include $0.2 million of rental income recognized due to net amortization of above-market and below-market leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $2.1 million for the three months ended September 30, 2009, as compared to $2.2 million for the three months ended September 30, 2008. The reduction in rental property expenses was principally due to lower rent expense incurred as a result of third party lease terminations when compared to the prior year period.

Environmental expenses, net of estimated recoveries from state underground storage tank (“UST” or “USTs”) funds included in continuing operations decreased by $0.3 million for the three months ended September 30, 2009 to $2.0 million, as compared to $2.3 million recorded for the three months ended September 30, 2008 due to a decrease in legal fees of $0.4 million partially offset by an increase in net change in estimated environmental costs of $0.2 million. Change in net estimated environmental costs were $1.6 million for the three months ended September 30, 2009, which increased by $0.2 million as compared to $1.4 million recorded in the prior year period. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $1.7 million for the three months ended September 30, 2009 as compared to $1.5 million recorded for the three months ended September 30, 2008. The increase in general and administrative expenses was principally due to higher professional fees incurred in the three months ended September 30, 2009 associated with acquisition related costs for transactions that were not consummated.

Depreciation and amortization expense included in continuing operations was $2.7 million for the three months ended September 30, 2009, as compared to $2.8 million for the three months ended September 30, 2008. The decrease in depreciation and amortization expense was principally due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.

As a result, total operating expenses decreased by approximately $0.3 million for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Interest expense was $1.2 million for the three months ended September 30, 2009, as compared to $1.7 million for the three months ended September 30, 2008. The decrease was principally due to a reduction in interest rates on our floating rate borrowings.

Gains on dispositions of real estate, partially included in both other income and discontinued operations, increased by an aggregate of $1.0 million for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

As a result, net earnings increased by $1.7 million to $12.2 million for the three months ended September 30, 2009, as compared to the $10.5 million for the three months ended September 30, 2008. Earnings from continuing operations increased by $0.8 million to $10.7 million for the three months ended September 30, 2009, as compared to $9.9 million for the three months ended September 30, 2008. Earnings from continuing operations for the three months ended September 30, 2009 excludes the operating results and $1.5 million of net gain from the disposition of six properties sold in 2009, which applicable results have been included in earnings from discontinued operations for the three months ended September 30, 2009 and 2008.

For the three months ended September 30, 2009, FFO increased by $0.5 million to $13.4 million, as compared to $12.9 million for the three months ended September 30, 2008, and AFFO increased by $0.7 million to $12.9 million, as compared to $12.2 million for the three months ended September 30, 2008. The increase in FFO for the three months ended September 30, 2009 was primarily due to the changes in net earnings but excludes the $0.2 million decrease in depreciation and amortization expense and the $1.0 million increase in gains on dispositions of real estate. The increase in AFFO for the three months ended September 30, 2009 also excludes a $0.2 million decrease in deferred rental revenue and a marginal decrease in net amortization of above-market and below-market leases (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.07 per share to $0.49 per share for the three months ended September 30, 2009, as compared to $0.42 per share for the three months ended September 30, 2008. Diluted FFO per share increased by $0.02 per share for the three months ended September 30, 2009 to $0.54 per share, as compared to $0.52 per share for the three months ended September 30, 2008. Diluted AFFO per share increased by $0.03 per share for the three months ended September 30, 2009 to $0.52 per share, as compared to $0.49 per share for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues from rental properties included in continuing operations were $60.3 million for the nine months ended September 30, 2009, as compared to $60.5 million for the nine months ended September 30, 2008. We received approximately $45.0 million in rents for the nine months ended September 30, 2009 and $45.1 million in rent for the nine months ended September 30, 2008 from properties leased to Marketing under the Marketing Leases. We also received rent of $14.3 million for the nine months ended September 30, 2009 and $13.5 million for the nine months ended September 30, 2008 from other tenants. The increase in rent received for the nine months ended September 30, 2009 was primarily due to rent escalations and rental income from properties acquired, partially offset by the effect of dispositions of real estate and lease expirations. Revenues from rental properties for the nine months ended September 30, 2009 and 2008 include $0.4 million and $1.2 million, respectively, of rental income recognized utilizing the straight-line method of accounting in excess of rent received for the respective period. Revenues from rental properties for each of the nine months ended September 30, 2009 and 2008 include $0.6 million of rental income recognized due to net amortization of above-market and below-market leases.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $6.4 million for the nine months  ended September 30, 2009, as compared to $7.0 million for the nine months ended September 30, 2008. The decrease in rental property expenses was principally due to lower rent expense incurred as a result of third party lease terminations when compared to the prior year period.

Environmental expenses, net of estimated recoveries from UST funds included in continuing operations increased by $0.7 million for the nine months ended September 30, 2009 to $5.7 million, as compared to $5.0 million recorded for the nine months ended September 30, 2008 due to increases in the net change in estimated remediation costs and litigation loss reserves of $0.6 million, and $0.2 million, respectively partially offset by a reduction in legal fees of $0.1 million. In addition to net change in estimated remediation costs of $3.4 million (which includes $0.6 million of accretion expense), environmental expenses for the nine months ended September 30, 2009 also include legal fees of $1.3 million, principally for trial related costs incurred for several active litigation matters; adjustments to provisions for environmental litigation loss reserves of $0.4 million, principally related to the settlement of one litigation matter; and project management fees of $0.6 million. Change in net estimated environmental costs were $3.4 million for the nine months ended September 30, 2009, or an increase of $0.6 million as compared to $2.8 million recorded in the prior year period as a result of more stringent interpretations of existing standards by New York State regulators for certain properties currently being remediated. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $5.1 million for the nine months ended September 30, 2009 as compared to $5.2 million recorded for the nine months ended September 30, 2008. The decrease in general and administrative expenses was principally due to higher professional fees incurred in the nine months ended September 30, 2008 associated with the previously disclosed potential modification of the Master Lease with Marketing and related matters partially offset by higher professional fees incurred in the nine months ended September 30, 2009 associated with acquisition related costs for transactions that were not consummated.

Depreciation and amortization expense included in continuing operations was $8.0 million for the nine months ended September 30, 2009, as compared to $8.5 million for the nine months ended September 30, 2008. The $0.5 million decrease in depreciation and amortization expense was principally due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.

The $1.1 million of impairment charges recorded in the nine months ended September 30, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.

As a result, total operating expenses increased by approximately $0.5 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

Interest expense was $3.6 million for the nine months ended September 30, 2009, as compared to $5.3 million for the nine months ended September 30, 2008. The decrease was principally due to reduction in interest rates on our floating rate borrowings.

Gains on dispositions of real estate, partially included in other income and discontinued operations, increased by an aggregate of $2.5 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

As a result, net earnings increased by $3.2 million to $35.7 million for the nine months ended September 30, 2009, as compared to the $32.5 million for the nine months ended September 30, 2008. Earnings from continuing operations was $30.8 million for the nine month period ended September 30, 2009, as compared to $30.0 million for the nine months ended September 30, 2008. Earnings from continuing operations excludes the operating results and $4.8 million of net gain from the disposition of six properties sold in 2009, which applicable results have been included in earnings from discontinued operations for the nine months ended September 30, 2009 and 2008.

For the nine months  ended September 30, 2009, FFO increased by $0.2 million to $38.9 million, as compared to $38.7 million for prior year period, and AFFO increased by $2.1 million to $39.0 million, as compared to $36.9 million for prior year period. The increase in FFO for the nine months ended September 30, 2009 was primarily due to the changes in net earnings but excludes a $0.6 million decrease in depreciation and amortization expense and the $2.5 million increase in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2009 also excludes a $0.8 million decrease in deferred rental revenue, a marginal decrease in net amortization of above-market and below-market leases and the $1.1 million increase in impairment charges (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.13 per share to $1.44 per share for the nine months ended September 30, 2009, as compared to $1.31 per share for the nine months ended September 30, 2008. Diluted FFO per share increased by $0.01 per share for the nine months ended September 30, 2009 to $1.57 per share, as compared to $1.56 per share for the nine months ended September 30, 2008. Diluted AFFO per share increased by $0.08 per share for the nine months ended September 30, 2009 to $1.57 per share, as compared to $1.49 per share for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under a revolving credit agreement that expires in 2011 and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents. There can be no assurance, however, that our liquidity will not be adversely affected by developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above or the other risk factors described in our filings with the SEC.

Disruptions in the credit markets, and the resulting impact on the availability of funding generally, may limit our access to one or more funding sources. In addition, we expect that the costs associated with any additional borrowings we may undertake may be adversely impacted, as compared to such costs prior to the disruption of the credit markets.. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our credit agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit agreement. In addition, if the pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.

As of September 30, 2009, borrowings under the Credit Agreement, described below, were $154.8 million, bearing interest at a weighted-average effective rate of 2.8% per annum. The weighted-average effective rate is based on $109.8 million of LIBOR rate borrowings floating at market rates plus a margin of 1.00% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.00%. We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted upward from 1.00% to 1.25% for LIBOR rate borrowings in November 2009.

Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. We do not expect to exercise our option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under our Credit Agreement.

We are party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of September 30, 2009, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.44%.

In order to partially finance the acquisition of thirty-six properties in September 2009, we entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. As of September 30, 2009, borrowings under the Term Loan Agreement were $24,500,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Term Loan Agreement.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the nine months ended September 30, 2009 and 2008 amounted to $54.0 million, and $6.0 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We may be unable to pursue public debt or equity offerings until we resolve with the SEC the outstanding comment regarding disclosure of Marketing’s financial statements and other financial information. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $35.0 million and $34.6 million for the nine months ended September 30, 2009 and 2008, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.475 per share each quarter ($1.90 per share, or $47.2 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2009. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Developments Related to Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.475 per share per quarter, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accompanying unaudited interim consolidated financial statements include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In 2009 Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification, as amended (the “ASC”), as the reference source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in its financial statements. Although we have made our best estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Developments and Amendments to the Accounting Standards Codification — In September 2006, the FASB amended the accounting standards related to fair value measurements of assets and liabilities (the “Fair Value Measurements Amendment”). The Fair Value Measurements Amendment generally applies whenever other standards require assets or liabilities to be measured at fair value. The Fair Value Measurements Amendment was effective in fiscal years beginning after November 15, 2007. The FASB subsequently delayed the effective date of the Fair Value Measurements Amendment by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of the Fair Value Measurements Amendment in January 2008 and the adoption of the provisions of the Fair Value Measurements Amendment for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis in January 2009 did not have a material impact on our financial position and results of operations. We do not believe that the adoption of the provisions of the Fair Value Measurements Amendment for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis will have a material impact on our financial position and results of operations.

In December 2007, the FASB amended the accounting standards related to business combinations (the Business Combinations Amendment”), affecting how the acquirer shall recognize and measure in its financial statements at fair value the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The Business Combinations Amendment requires that acquisition costs, which could be material to our future financial results, will be expensed rather than included as part of the basis of the acquisition. The adoption of this standard by us on January 1, 2009 did not result in a write-off of acquisition related transactions costs associated with transactions not yet consummated.

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

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards and to regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of September 30, 2009, we have regulatory approval for remediation action plans in place for two hundred forty-five (95%) of the two hundred fifty-eight properties for which we continue to retain remediation responsibility and the remaining thirteen properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-two properties where we have received “no further action” letters.

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

It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing. Marketing denied its liability for the claim and its responsibility to defend against, and indemnify us for, the claim. We filed third party claims against Marketing for indemnification in this matter.  The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. We believe that Marketing will appeal the decision; however, we believe the probability that Marketing will not be ultimately responsible for the claim for clean-up costs incurred by the current property owner is remote. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this and possibly other matters.

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of September 30, 2009 and December 31, 2008 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations for one hundred ninety-two scheduled sites.

As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing fails to pay them. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay.

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

We have determined that the aggregate amount of the environmental liabilities attributable to Marketing related to our properties (as estimated by us based on our assumptions and our analysis of information currently available to us) (the “Marketing Environmental Liabilities”) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and our Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. (See “— General — Developments related to Marketing and the Marketing Leases” above for additional information.)

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

As of September 30, 2009, we had accrued $14.6 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $18.7 million of estimated environmental obligations and liabilities offset by $4.1 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $2.3 million and $3.4 million, respectively, for the nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, the net change in estimated remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $3.4 million and $2.8 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.9 million. Accordingly, the environmental accrual as of September 30, 2009 was increased by $2.3 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2009 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2009 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the nine months  ended September 30, 2009 would not have changed significantly if these changes in the assumptions were made effective December 31, 2008.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of September 30, 2009 and December 31, 2008, we had accrued $1.7 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and the MTBE multi-district litigation, in particular, for which accruals have not been provided could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. (For additional information with respect to pending environmental lawsuits and claims, including those matters specifically referenced above, see “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II, Item 1. Legal Proceedings” which appears in this Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding the developments related to Marketing and the Marketing Leases included in “Developments Related to Marketing and the Marketing Leases” and elsewhere in this Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Marketing is dependent on Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing in the future and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes the Subject Properties or other properties from the Marketing Leases; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is not probable that we will not collect the deferred rent receivable related to the Remaining Properties; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to relet properties at market rents (either as motor fuel outlets or for other commercial uses) or sell properties; our expectations regarding future acquisitions; our ability to maintain our REIT status; the probable outcome of litigation or regulatory actions, including our belief that Marketing is responsible for certain environmental remediation costs; our expected recoveries from UST funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our Swap Agreement and our expectation that we will not settle the Swap Agreement prior to its maturity; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions including the estimated net sales value we expect to receive on the properties where we reduced the carrying amount of the properties in the second quarter of 2009.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of September 30, 2009 under the Credit Agreement and the Term Loan Agreement were $154.8 million and $24.5 million, respectively, bearing interest at a weighted-average rate of 1.7% per annum, or a weighted-average effective rate of 2.9% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $109.8 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, (ii) $45.0 million of LIBOR rate borrowings outstanding under the Credit Agreement effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.00% and (iii) $24.5 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1%. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2009, the applicable margin will remain at 0.0% for base rate borrowings and will be adjusted upward from 1.00% to 1.25% for LIBOR rate borrowings in November 2009.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2009 has increased significantly, as compared to December 31, 2008 primarily as a result of the $24.5 million drawn under the Credit Agreement to partially finance an acquisition in September 2009 and the $24.5 million borrowings outstanding under the $25.0 million three-year Term Loan Agreement entered into in September 2009. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of September 30, 2009, $45.0 million of our LIBOR based borrowings outstanding under the Credit Agreement bear interest at an effective rate of 6.44%. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of September 30, 2009, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $134.3 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $181.2 million for 2009, an increase in market interest rates of 0.5% for the remainder of 2009 would decrease our 2009 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $156.8 million average outstanding borrowings under the Credit Agreement during the third quarter of 2009 (as adjusted for the $24.5 million drawn under the Credit Agreement to partially finance an acquisition in September 2009) plus the $24.4 million average scheduled outstanding borrowings for the fourth quarter of 2009 under the Term Loan Agreement is indicative of our future average borrowings for 2009 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and decreases in the outstanding amount under our Term Loan Agreement.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

In November 2006, an action was commenced by the New Jersey Schools Corporation (“NJSC”) in the Superior Court of New Jersey, Union County seeking reimbursement for costs of approximately $1.0 million related to the removal of abandoned USTs and remediation of soil contamination at a retail motor fuel property that was acquired from us by eminent domain. Prior to the taking, the property was leased to and operated by Marketing. We tendered the matter to Marketing for defense and indemnification. Marketing has declined to accept the tender and has denied liability for the claim. We have filed a compulsory third party claim against Marketing seeking defense and indemnification. In July 2007, Marketing filed a claim against the Company seeking defense and indemnification. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge during the first quarter of 2009. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. Appeals of the decision can be taken once judgment on the decision is entered, which is expected in the ordinary course.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2008 except as follows:

Because our financial results are materially dependent on the performance of Marketing, in the event that Marketing does not perform its rental or environmental obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected. The financial performance of Marketing has been progressively deteriorating over the past three years, and may deteriorate further. No assurance can be given that Marketing will have the ability to meet its obligations under the Marketing Leases.

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases.  A substantial portion of our revenues (74% for the three months ended September 30, 2009) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. Marketing has made all required monthly rental payments under the Marketing Leases when due through November 2009, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2008, Marketing reported a significant loss, accelerating a trend of reporting progressively larger losses in recent years. As a result of Marketing’s significant losses for each of the three years ended December 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless it shows significant improvement in its financial results or generates sufficient liquidity through the sale of assets or otherwise, or unless financial support continues to be provided by OAO LUKoil ("Lukoil"), its parent company. We believe that Marketing is dependent on financial support from Lukoil to meet its obligations as they become due. Lukoil is not, however, a guarantor of the Marketing Leases.  Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future.  If Marketing does not meet its obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

Although we periodically receive and review the unaudited financial statements and other financial information from Marketing, this information is not publicly available to investors.You will not have access to financial information about Marketing provided to the Company by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its obligations under the Marketing Leases.

We periodically receive and review Marketing’s unaudited financial statements and other financial information. We receive the financial statements and other financial information from Marketing pursuant to the terms of the Marketing Leases. However, the financial statements and other financial information are not publicly available to investors and the terms of the Marketing Leases prohibit us from including the financial statements and other financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders.  The financial statements and other financial information that we receive from Marketing is unaudited and neither we, nor our auditors, have been involved with its preparation and as a result have no assurance as to its correctness or completeness. You will not have access to financial statements and other financial information about Marketing provided to us by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its obligations under the Marketing Leases, which may put your investment in the Company at greater risk of loss.

If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price could be materially adversely affected.

From time to time we have had discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. Representatives of Marketing have also indicated to us that they are considering significant changes to Marketing’s business model. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives to the extent that we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be considered for removal from the Master Lease as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

We intend either to re-let or sell any properties removed from the Marketing Leases and reinvest any realized sales proceeds in new properties. We intend to seek replacement tenants or buyers for properties removed from the Marketing Leases either individually, in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of September 30, 2009, Marketing had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 19% of the properties subject to the Marketing Leases. In the event that the properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms such properties could be re-let or sold. Additionally, with respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations or convenience stores because of capital costs or possible zoning or permitting rights that are required and may have lapsed during the period since gasoline was last sold at the property. If the Marketing Leases are significantly modified or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

If it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for environmental liabilities related to the Marketing Leases our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and/or stock price could be materially adversely affected.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements between Marketing and us relating to Marketing’s business and the properties subject to the Marketing Leases (collectively the “Marketing Environmental Liabilities”). We may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner if Marketing fails to pay them. We do not maintain pollution legal liability insurance to protect us from potential future claims for Marketing Environmental Liabilities. If we incur material environmental liabilities our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and, accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2009 or December 31, 2008. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us based on our assumptions and our analysis of information currently available to us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement and our Term Loan Agreement. If we determine that it is probable that Marketing will not meet the Marketing Environmental Liabilities and we accrue for such liabilities, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

Item 4.  Other Information

None.

Item 5.  Exhibits

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
November 9, 2009

BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief
Executive Officer
November 9, 2009

47