Form 10-K
period 2009-12-31
GETTY REALTY CORP /MD/
filed 2010-03-16
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

None

(Title of Class)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates (17,324,093 shares of common stock) of the Company was $326,905,635 as of June 30, 2009.

The registrant had outstanding 24,766,426 shares of common stock as of March 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2009 pursuant to Regulation 14A.

III

ii

iii

Cautionary Note Regarding Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined below in this Annual Report on Form 10-K.) Examples of forward-looking statements include, but are not limited to, statements regarding: our primary tenant, Marketing, and the Marketing Leases included in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Marketing and the Marketing Leases” and elsewhere in this Annual Report on Form 10-K; our belief that our network of retail motor fuel and convenience store properties and terminal properties are unique and not readily available for purchase or lease from other owners or landlords; our belief regarding the difficulty of obtaining the permits necessary to operate a network of petroleum marketing properties such as ours; future acquisitions and their impact on our financial performance; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our estimates and assumptions regarding the Marketing Environmental Liabilities; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our ability to predict if Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases, that it is probable that Lukoil will continue to provide financial support to Marketing in the future and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our belief that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors; our belief that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from us; our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases which removes certain properties from the Marketing Leases; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; our belief that it is not probable that we will not collect the deferred rent receivable related to the properties subject to the Marketing Leases other than the deferred rent receivable related to the three hundred fifty properties we identified as being the most likely to be removed from the Marketing Leases; the expected effect of regulations on our long-term performance; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our ability to re-let properties at market rents or sell properties; our ability to maintain our federal tax status as a real estate investment trust (“REIT”); the probable outcome of litigation or regulatory actions and its impact on us; our belief that Marketing or other counterparties are responsible for certain environmental remediation costs; our expected recoveries from underground storage tank funds; our exposure and liability due to environmental remediation costs; our estimates and assumptions regarding remediation costs; our belief that our accruals for environmental litigation matters were appropriate based on information then currently available; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest rate Swap Agreement and our expectation that we will not settle the interest rate Swap Agreement prior to its maturity; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement and that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; our beliefs regarding our insurance coverage; our belief that Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately one hundred fifty, or 18%, of our properties and our beliefs that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results; assumptions regarding the future applicability of our accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions including the estimated net sales value we expect to receive on the properties where we reduced the carrying amount of the properties during 2009.

          These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Item 1A. Risk Factors” and other risks that we describe from time to time in our other filings with the SEC, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

          These risks include, but are not limited to risks associated with: owning and leasing real estate generally; adverse developments in general business, economic or political conditions; material dependence on Marketing as a tenant; the impact of Marketing’s announced restructuring of its business; our inability to provide access to financial information about Marketing; the modification or termination of the Marketing Leases; Marketing paying its environmental obligations or changes in our assumptions for environmental liabilities related to the Marketing Leases; competition for properties and tenants; performance of our tenants of their lease obligations, tenant non-renewal and our ability to re-let or sell vacant properties; the effects of taxation and change to other applicable standards or regulations; potential exposure related to pending lawsuits and claims; costs of completing environmental remediation and of compliance with environmental legislation and regulations; our exposure to counterparty risk and our ability to effective manage or mitigate this risk; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; substantially all of our tenants depending on the same industry for their revenues; potential future acquisitions; losses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; our dependence on external sources of capital; generalized credit market dislocations and contraction of available credit; our business operations generating sufficient cash for distributions or debt service; changes in interest rates and our ability to manage or mitigate this risk effectively; our potential inability to pay dividends; changes to our dividend policy; changes in market conditions; adverse affect of inflation; the loss of a member or members of our management team; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; and terrorist attacks and other acts of violence and war.

          As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are described from time to time in our other filings with the SEC.

          You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Overview

          Getty Realty Corp., a Maryland corporation, is the largest publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. As of December 31, 2009, we owned nine hundred ten properties and leased one hundred sixty-one additional properties. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, Ohio, and North Dakota.

          Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of December 31, 2009, we leased approximately 78% of our one thousand seventy-one owned and leased properties on a long-term triple-net basis to Getty Petroleum Marketing Inc. (“Marketing”). Marketing is wholly-owned by a subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Marketing operates the petroleum distribution terminals but typically does not itself directly operate the retail motor fuel and convenience store properties it leases from us. Rather, Marketing generally subleases our retail properties to subtenants that either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Marketing, see “Item 1A. Risk Factors”. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” For additional information regarding Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

          We are self-administered and self-managed by our experienced management team, which has over one hundred-two years of combined experience in owning, leasing and managing retail motor fuel and convenience store properties. Our executive officers are engaged exclusively in the day-to-day business of the Company. We administer nearly all management functions for our properties, including leasing, legal, data processing, finance and accounting. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when appropriate opportunities arise.

The History of Our Company

          Our founders started the business in 1955 with the ownership of one gasoline service station in New York City and combined real estate ownership, leasing and management with service station operation and petroleum distribution. We held our initial public offering in 1971 under the name Power Test Corp. We acquired, from Texaco in 1985, the petroleum distribution and marketing assets of Getty Oil Company in the Northeast United States along with the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States. We became one of the largest independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty® and other branded retail motor fuel and convenience store properties and petroleum distribution terminals.

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

          Marketing was acquired by a U.S. subsidiary of Lukoil in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease (the “Master Lease”) with Marketing. As of December 31, 2009, Marketing leased from us eight hundred thirty properties under the Master Lease and ten properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). Eight hundred thirty-one of the properties leased to Marketing are retail motor fuel and convenience store properties and nine of the properties are petroleum distribution terminals. Seven hundred eight of the properties leased to Marketing are owned by us and one hundred thirty-two of the properties are leased by us from third parties. The Master Lease has an initial term expiring in December 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We have licensed the Getty® trademarks to Marketing on an exclusive basis in its marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

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

Real Estate Business

          The operators of our properties are primarily distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience store products, has helped provide one-stop shopping for consumers and we believe represented a driving force behind the industry’s historical growth. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for such uses as fast food restaurants, automobile sales and other retail purposes.

          Revenues from rental properties included in continuing operations for the year ended December 31, 2009 were $84.5 million which is comprised of $82.5 million of lease payments received and $2.0 million of “Rental Revenue Adjustments” consisting of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants, amortization of above-market and below-market rent for acquired in-place leases and income recognized for direct financing leases. In 2009, we received lease payments from Marketing aggregating approximately $60.0 million (or 72.7%) of the $82.5 million lease payments received included in continuing operations. Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2010, although there can be no assurance that it will continue to do so. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) You can find more information about our revenues, profits and assets by referring to the financial statements and supplemental financial information in “Item 8. Financial Statements and Supplementary Data”.

          As of December 31, 2009, we owned fee title to nine hundred one retail motor fuel, convenience store and other retail properties and nine petroleum distribution terminals. We also leased one hundred sixty-one retail motor fuel, convenience store and other retail properties. Our typical property is used as a retail motor fuel outlet or convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Arkansas, Illinois, Ohio, and North Dakota. Approximately one-half of our retail motor fuel properties have repair bays (typically two or three bays per station) and nearly half have convenience stores, canopies or both. We lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters.

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

          Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2009, we have regulatory approval for remediation action plans in place for two hundred forty-five (95%) of the two hundred fifty-eight properties for which we continue to retain remediation responsibility and the remaining thirteen properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-two properties where we have received “no further action” letters.

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

          It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counterparty fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

          For additional information please refer to “Item 1A. Risk Factors” and to “General – Marketing and the Marketing Leases,” “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. of this Annual Report on Form 10-K.

Personnel

          As of March 16, 2010, we had sixteen employees.

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

Item 1A. Risk Factors

          We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations liquidity, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

We are subject to risks inherent in owning and leasing real estate.

          We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, our risks include, among others:

•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and declining rental rates,

•	difficulty in selling or re-letting properties on favorable terms or at all,

•	impairments in our ability to collect rent payments when due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	the potential for uninsured casualty and other losses,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations, and

•	acts of terrorism and war.

          Each of these factors could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Adverse developments in general business, economic, or political conditions could have a material adverse effect on us.

          Adverse developments in general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks we are subject to. The general economic conditions in the United States are, and for an extended period of time may be, significantly less favorable than that of prior years. Among other effects, adverse economic conditions could depress real estate values, impact our ability to re-let or sell our properties and have an adverse effect on our tenants’ level of sales and financial performance generally. Our revenues are dependent on the economic success of our tenants and any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends or stock price.

Because our financial results are materially dependent on the performance of Marketing, in the event that Marketing does not perform its rental or environmental obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected. The financial performance of Marketing had been deteriorating over the three years ending December 31, 2008. No assurance can be given that Marketing will have the ability to meet its obligations under the Marketing Leases.

          Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. A substantial portion of our revenues (71% for the year ended December 31, 2009) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2010, although there can be no assurance that it will continue to do so.

          For the year ended December 31, 2008, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. We have not received Marketing’s operating results for the year ended December 31, 2009. As a result of Marketing’s significant losses for each of the three years ended December 31, 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, we previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the terms of the Marketing Leases unless it shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from OAO LUKoil, (“Lukoil”), its parent company. As discussed in more detail below, Marketing has recently undergone a restructuring of its business. We do not know whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. If Marketing does not meet its obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

In the fourth quarter of 2009, Marketing announced a restructuring of its business. We cannot predict with certainty what impact Marketing’s restructuring and other changes in its business model will have on us.

          In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Marketing sold all assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas L.L.C. and LUKOIL North America LLC. Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business.

          We believe that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to our properties. Approximately two hundred fifty retail properties, comprising substantially all of the properties in New England that we lease to Marketing, have been subleased by Marketing to a single distributor. These properties are in the process of being rebranded BP stations and are being supplied petroleum products under a supply contract with BP. In addition, we believe that Marketing recently entered into a sublease with a single distributor in New Jersey covering approximately eighty-five of our properties. We believe that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from us.

          In connection with its restructuring, Marketing eliminated debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. We cannot predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. We cannot predict with certainty what impact Marketing’s restructuring and other changes in its business model will have on us. If Marketing does not meet its obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

Although we periodically receive and review the unaudited financial statements and other financial information from Marketing, this information is not publicly available to investors. You will not have access to financial information about Marketing provided to us by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its obligations under the Marketing Leases.

          We periodically receive and review Marketing’s unaudited financial statements and other financial information. We receive the financial statements and other financial information from Marketing pursuant to the terms of the Marketing Leases. However, the financial statements and other financial information are not publicly available to investors and Marketing contends that the terms of the Marketing Leases prohibit us from including the financial statements and other financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The Marketing Leases provide that Marketing’s financial information which is not publicly available shall be delivered to us within one hundred fifty days after the end of each fiscal year. We have not received Marketing’s operating results for the year ended December 31, 2009. The financial statements and other financial information that we receive from Marketing is unaudited and neither we, nor our auditors, have been involved with its preparation and as a result have no assurance as to its correctness or completeness. You will not have access to financial statements and other financial information about Marketing provided to us by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its obligations under the Marketing Leases, which may put your investment in us at greater risk of loss.

If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.

          From time to time we have held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These efforts have been unsuccessful to date as we have not yet reached a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, we have been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not. We may be required to reserve additional amounts of the deferred rent receivable, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases or leases with our other tenants, which may result in material adjustments to the amounts recorded for these assets and liabilities.

          As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of December 31, 2009, Marketing had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately one hundred fifty, or 18%, of our properties and we also believe that most of these properties are either vacant or provide negative contribution to Marketing’s results. Marketing recently agreed to permit us to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and we are marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between us and Marketing on terms for removal of properties from the Marketing Leases. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property.

          We intend either to re-let or sell any properties that are removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. We intend to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. In the event that properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms such properties could be re-let or sold. If the Marketing Leases are significantly modified or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

If it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for environmental liabilities related to the Marketing Leases our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends stock price could be materially adversely affected.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at one hundred eighty-seven retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect us from potential future claims for Marketing Environmental Liabilities. If we incur material environmental liabilities our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of December 31, 2009 or December 31, 2008. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that as a result of any such accrual, it is reasonably possible that we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of all of our indebtedness under the Credit Agreement and our Term Loan Agreement. If we determine that it is probable that Marketing will not meet the Marketing Environmental Liabilities and we accrue for such liabilities, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

          We estimate that as of December 31, 2009, the aggregate Marketing Environmental Liabilities for which we may ultimately be responsible to pay range between $13 million and $20 million, net of expected recoveries from underground storage tank funds, of which between $6 million and $9 million relate to the three hundred fifty properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual aggregate Marketing Environmental Liabilities and the actual Marketing Environmental Liabilities related to the three hundred fifty properties that we identified as the basis for our estimate of the deferred rent receivable reserve may differ materially from our estimates and we can provide no assurance as to the accuracy of these estimates.

Substantially all of our tenants depend on the same industry for their revenues.

          We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends or stock price. The success of participants in that industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of Marketing and our other tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline were to decline significantly. Petroleum products are commodities, the prices of which depend on numerous factors that affect the supply of and demand for petroleum products. The prices paid by Marketing and other petroleum marketers for products are affected by global, national and regional factors. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect Marketing or our other tenants.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties.

          We are subject to risks that financial distress, default or bankruptcy of our existing tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms of renewal or re-letting our properties (including the cost of required renovations, replacement of gasoline tanks and related equipment or environmental remediation) may be less favorable than current lease terms, or that the values of our properties that we sell may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents charged. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.

          The financial distress, default or bankruptcy of our tenants may also lead to a protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us, such as Marketing. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” For additional information with respect to concentration of tenant risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing

Leases”.) If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant.

          If our tenants do not perform their lease obligations, or we were unable to renew existing leases and promptly recapture and re-let or sell vacant locations; or if lease terms upon renewal or re-letting were less favorable than current lease terms, or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; our cash flow could be significantly adversely affected.

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

We have incurred, and may incur significantly higher operating costs as a result of environmental laws and regulations, which could reduce our profitability.

          We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-let or sell our properties on favorable terms, or at all.

          For additional information with respect to pending environmental lawsuits and claims, environmental remediation costs and estimates, and Marketing and the Marketing Leases see “Item 3. Legal Proceedings”, “Environmental Matters” and “General – Marketing and the Marketing Leases” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.

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

          As of December 31, 2009, we had accrued $12.6 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $16.5 million of estimated environmental obligations and liabilities offset by $3.9 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made.

          We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease, and have tendered the matter for defense and indemnification from Marketing, but Marketing had denied its liability for claims and its responsibility to defend against, and indemnify us, for the claim. We have filed third party claims against Marketing for indemnification in this matter. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. The order on the trial court’s decision was entered in February 2010, making such decision final for purposes of initiating the limited period of time following which appeal may be taken. We believe that Marketing will appeal the decision; however, we believe the probability that Marketing will not be ultimately responsible for the claim for clean-up costs incurred by the current property owner is remote. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this matter.

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

          As a result of the factors discussed above, or others, compliance with environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are defending pending lawsuits and claims and are subject to material losses.

          We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation costs and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

          A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States. Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent payable to us (including under the Marketing Leases) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are in a competitive business.

          The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater financial resources or more experienced personnel than we have, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for properties we seek to acquire and may impair our ability to make suitable property acquisitions on favorable terms in the future.

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

          We may acquire or develop properties or acquire other real estate companies when we believe that an acquisition or development matches our business strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, they may not perform as expected and, if financed using debt or new equity issuances, may result in shareholder dilution. Our acquisitions of new properties will also expose us to the liabilities of those properties, some of which we may not be aware of at the time of acquisition. We face competition in pursuing these acquisitions and we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations. Newly acquired properties may require significant management attention that would otherwise be devoted to our ongoing business. We may not succeed in consummating desired acquisitions or in completing developments on time or within our budget. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are subject to losses that may not be covered by insurance.

          Marketing, and other tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We do not maintain pollution legal liability insurance to protect the Company from potential future claims for environmental contamination, including the environmental liabilities that are the responsibility of our tenants. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance against loss will be sufficient. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.

          We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we would be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness under our Credit Agreement and Term Loan Agreement which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are dependent on external sources of capital which may not be available on favorable terms, if at all.

          We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to or cost of capital. In addition, additional equity offerings may result in substantial dilution of shareholders’ interests, and additional debt financing may substantially increase our leverage.  Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock.

          The United States credit markets experienced an unprecedented contraction beginning in 2007. As a result of the tightened credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our the Credit Agreement. If the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due in March 2011, (or in March 2012 if we exercise our option to extend the term of the Credit Agreement for one additional year), which could have a material adverse effect on us. We may be precluded from exercising our option to extend the term of the Credit Agreement for one additional year if we are in default of the Credit Agreement.

          Our ability to meet the financial and other covenants relating to our Credit Agreement and our Term Loan Agreement may be dependent on the performance of our tenants, including Marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us, based on our assumptions and analysis of information currently available to us described in more detail above) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. (For additional information with respect to The Marketing Environmental Liabilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) If we are not in compliance with one or more of our covenants which, if not complied with could result in an event of default under our Credit Agreement or our Term Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. A default under our Credit Agreement or our Term Loan Agreement, if not cured or waived, whether due to a loss of our REIT status, a material adverse effect on our business, financial condition or prospects, a failure to comply with financial and certain other covenants in the Credit Agreement or our Term Loan Agreement or otherwise, could result in the acceleration of all of our indebtedness under our Credit Agreement and our Term Loan Agreement. This could have a material adverse affect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which may negatively impact our business, and may have a material adverse effect on us. Lenders may require us to enter into more restrictive covenants relating to our operations.

          During 2007, the United States housing and residential lending markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the corporate, asset-backed and other credit and equity markets and the volatility and risk premiums in most credit and equity markets have increased dramatically, while liquidity has decreased. These issues have continued into the beginning of 2010. Increasing concerns regarding the United States and world economic outlook, such as large asset write-downs at banks, volatility in oil prices, declining business and consumer confidence and increased unemployment and bankruptcy filings, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. These factors are precipitating generalized credit market dislocations and a significant contraction in available credit. As a result, it is becoming increasingly difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt, and most lenders are imposing more stringent restrictions on the terms of credit. Any future credit agreements or loan documents we execute may contain additional or more restrictive covenants. The negative impact on the tightening of the credit markets and continuing credit and liquidity concerns could have negative effects on our business such as (i) we could have difficulty in acquiring or developing properties, which would adversely affect our business strategy, (ii) our liquidity could be adversely affected, (iii) we may be unable to repay or refinance our indebtedness or (iv) we may need to make higher interest and principal payments or sell some of our assets on unfavorable terms to fund our liquidity needs. These negative effects may cause other material adverse effects on our business, financial condition, results of operations, ability to pay dividends or stock price. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material adverse effect on us.

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

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

          We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. Borrowings under our Credit Agreement and our Term Loan Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and our Term Loan Agreement. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. We have entered into an interest rate Swap Agreement with a major financial institution with respect to a portion of our variable rate debt outstanding under our Credit Agreement. We are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. Although the Swap Agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes. Further, there can be no assurance that the use of an interest rate swap will always be to our benefit. While the use of an interest rate Swap Agreement is intended to lessen the adverse impact of rising interest rates, it also conversely limits the positive impact that could be realized from falling interest rates with respect to the portion of our variable rate debt covered by the interest rate Swap Agreement. (For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks”.)

We may be unable to pay dividends.

          Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) In particular, our Credit Agreement and our Term Loan Agreement prohibit the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

We may change the dividend policy of our common stock in the future.

          The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. A recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

Changes in market conditions could adversely affect the market price of our publicly traded common stock.

          As with other publicly traded securities, the market price of our publicly traded common stock depends on various market conditions, which may change from time-to-time. Among the market conditions that may affect the market price of our publicly traded common stock are the following:

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to us;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for publicly traded securities;

•	our financial condition and performance and that of our significant tenants;

•	the market’s perception of our growth potential and potential future earnings;

•	the extent of institutional investor interest in us; and

•	general economic and financial market conditions.

Inflation may adversely affect our financial condition and results of operations.

          Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though our triple net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent.

The loss of certain members of our management team could adversely affect our business.

          We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. We do not have employment agreements with any of our executives.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

          Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements including those included in this Annual Report on Form 10-K. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state UST funds, environmental remediation costs, real estate including impairment charges related to the reduction in market value of our real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases and leases with our other tenants. We may be required to reserve additional amounts of the deferred rent receivable, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases or leases with our other tenants, which may result in material adjustments to the amounts recorded for these assets and liabilities. These judgments, assumptions and allocations may prove to be incorrect and our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected if that is the case. (For information regarding our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.)

Amendments to the Accounting Standards Codification made by the Financial Accounting Standards Board (the “FASB”) or changes in accounting standards issued by other standard-setting bodies may adversely affect our reported revenues, profitability or financial position.

          Our financial statements are subject to the application of GAAP in accordance with the Accounting Standards Codification, which is periodically amended by the FASB. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt amendments to the Accounting Standards Codification or comply with revised interpretations that are issued from time-to-time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position.

Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations.

          Terrorist attacks or other acts of violence or war could affect our business or the businesses of our tenants or of Marketing or its parent. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or a continuation of, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Item 1B. Unresolved Staff Comments

          As of December 31, 2009, one comment remained unresolved as part of a periodic review commenced in 2004 by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2003 pertaining to the SEC’s position that we must include the financial statements and summarized financial data of Marketing in our periodic filings, which Marketing contends is prohibited under the terms of the Master Lease. In June 2005, the SEC indicated that, unless we filed Marketing’s financial statements and summarized financial data with our periodic reports: (i) it would not consider our Annual Reports on Forms 10-K for the years beginning with fiscal 2000 to be compliant; (ii) it would not consider us to be current in our reporting requirements; (iii) it would not be in a position to declare effective any registration statements we may file for public offerings of our securities; and (iv) we should consider how the SEC’s conclusion impacts our ability to make offers and sales of our securities under existing registration statements and whether we would have a liability for such offers and sales made pursuant to registration statements that did not contain the financial statements of Marketing.

          Subsequent to December 31, 2009, we have had communications with the SEC regarding the unresolved comment and as a result thereof we have included additional disclosures regarding Marketing, including supplemental condensed combining financial information in our financial statement footnotes. The financial information disclosure presents our results of operations, net assets and cash flows, allocated between Marketing, our other tenants and our general corporate functions. See “Footnote 11 – Supplemental Condensed Combining Financial Information in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” The comment has been resolved.

Item 2. Properties

          Nearly all of our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties under similar lease terms primarily for uses such as fast food restaurants, automobile sales and other retail purposes.

          The following table summarizes the geographic distribution of our properties at December 31, 2009. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease four thousand square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY		LEASED BY GETTY REALTY		TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES

	MARKETING AS TENANT (1)	OTHER TENANTS	MARKETING AS TENANT	OTHER TENANTS

New York	236	31	64	5	336	31.3%
Massachusetts	127	1	21	—	149	13.9
New Jersey	106	7	21	6	140	13.1
Pennsylvania	104	5	1	4	114	10.6
Connecticut	60	28	13	10	111	10.4
Maryland	4	39	—	2	45	4.2
Virginia	3	24	4	1	32	3.0
New Hampshire	25	3	3	—	31	2.9
Maine	18	1	2	—	21	2.0
Rhode Island	15	1	2	—	18	1.7
Texas	—	17	—	—	17	1.6
North Carolina	—	11	—	—	11	1.0
Delaware	9	—	1	—	10	0.9
Hawaii	—	10	—	—	10	0.9
California	—	8	—	1	9	0.8
Florida	—	6	—	—	6	0.6
Ohio	—	4	—	—	4	0.4
Arkansas	—	3	—	—	3	0.3
Illinois	—	2	—	—	2	0.2
North Dakota	—	1	—	—	1	0.1
Vermont	1	—	—	—	1	0.1

Total	708	202	132	29	1,071	100.0%

(1)	Includes nine terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

          The properties that we lease have a remaining lease term, including renewal option terms, averaging over eleven years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES

2010	10	6.21	0.93
2011	9	5.59	0.84
2012	13	8.08	1.22
2013	4	2.48	0.37
2014	3	1.86	0.28

Subtotal	39	24.22	3.64
Thereafter	122	75.78	11.39

Total	161	100.00%	15.03%

          We have rights-of-first refusal to purchase or lease one hundred twenty-nine of the properties we lease. Although there can be no assurance regarding any particular property, historically we generally have been successful in renewing or entering into new leases when lease terms expire. Approximately 68% of our leased properties are subject to automatic renewal or extension options.

          For the year ended December 31, 2009 we received $82.8 million of lease payments with respect to 1,061 average rental properties held during the year resulting in an average annual rent received of $78,000 per rental property. For the year ended December 31, 2008 we received $81.0 million of lease payments with respect to 1,078 average rental properties held during the year resulting in an average annual rent received of $75,100 per rental property.

          Rental unit expirations and the current annualized contracted rent as of December 31, 2009, are as follows (in thousands, except for the number of rental units data):

		CURRENT ANNUALIZED CONTRACTUAL RENT (a)

CALENDAR YEAR	NUMBER OF RENTAL UNITS EXPIRING (b)	MARKETING	OTHER TENANTS	TOTAL	PERCENTAGE OF TOTAL ANNUALIZED RENT

2010	49	$1,360	$467	$1,827	2.15
2011	25	824	167	991	1.17
2012	45	1,269	582	1,851	2.18
2013	22	625	842	1,467	1.73
2014	31	697	1,464	2,161	2.55
2015	781	55,070	91	55,161	65.03
2016	5	—	332	332	0.39
2017	5	—	445	445	0.53
2018	12	—	1,108	1,108	1.31
2019	70	—	5,134	5,134	6.05
Thereafter	130	42	14,304	14,346	16.91

Total	1,175	$59,887	$24,936	$84,823	100.00%

(a)

Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2009 multiplied by twelve. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

(b)

Rental units include properties subdivided into multiple premises with separate tenants. Rental units also include individual properties comprising a single “premises” as such term is defined under a unitary master lease related to such properties. With respect to a unitary master lease that includes properties subject to third party leases, the expiration dates for rental units refers to the dates that the underlying third party leases expire, not the expiration date of the unitary master lease itself.

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

          We lease eight hundred thirty-one retail motor fuel and convenience store properties and nine petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and generally provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be exercised on an “all or nothing” basis. The Marketing Leases are “triple-net” leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. As permitted under the terms of our leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of December 31, 2009, Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately one hundred fifty, or 18%, of our properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” For additional information regarding

Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

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

          We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2009 and 2008 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at one hundred eighty-seven scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

Item 3. Legal Proceedings

          The Company is engaged in a number of legal proceedings, many of which we consider to be routine and incidental to our business. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings involving the Company, including each of the legal proceedings matters listed below.

          In April 2003, our subsidiary, Leemilt’s Petroleum Inc., was named as a defendant, along with Amoco Oil Co., BP Corporation North America, CITGO Petroleum Corporation, Exxon Mobil Corp., Sunoco, Inc., Tosco Corporation, Valero Energy Inc., and others, in a complaint seeking class action classification, filed by three individuals, on behalf of themselves and others similarly situated, in the New York Supreme Court in Dutchess County, NY, arising out of alleged contamination of ground water with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”). We served an answer to the complaint in which we denied liability and asserted affirmative defenses. The plaintiffs have not responded to our answer and there has been no activity in the case since it was commenced.

          In September 2003, we were notified by the New Jersey Department of Environmental Protection (the “NJDEP”) that we may be responsible for damages to natural resources (“NRDs”) by reason of a petroleum release at a retail motor fuel property formerly operated by us in Egg Harbor, NJ. We have remediated the resulting contamination at the property in accordance with a plan approved by the NJDEP and continue required sampling of monitoring wells that were required to be installed. In addition, we responded to the notice and, in late 2003, we met with the NJDEP to determine whether, and to what extent, we may be responsible for NRDs regarding this property and other properties formerly supplied by us with gasoline in New Jersey. Since our meeting with the NJDEP we have had no communication with the NJDEP arising from this matter regarding NRDs.

          In November 2003, we received a demand from the State of New York for reimbursement of cleanup and removal costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund regarding contamination it alleges emanated from one of our retail motor fuel properties in 1997. We responded to the State’s demand and denied responsibility for reimbursement of such costs. In September 2004, the State of New York commenced an action against us and Costa Gas Station, Inc., The Ingraham Bedell Corporation, Exxon Mobil Corporation, Shell Oil Company,

Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme Court in Albany County seeking recovery of such costs as well as additional costs and future costs for remediation, and interest and penalties. Discovery in this case is ongoing.

          In October 2007, the Company received a demand from the State of New York to pay the costs allegedly arising from investigation and remediation of petroleum spills that occurred at a property formerly owned by us and taken by eminent domain by the State of New York in 1991. No formal legal action has yet been commenced by the State.

          In September 2008, we received a directive and notice of violation from the NJDEP calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker, individually and trading Millstone Auto Service, Auto Tech, and other named parties, of petroleum-related contamination found at a retail motor fuel property. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We have responded to the NJDEP, denying liability, and we have also tendered the matter to Marketing for defense and indemnification under the Reorganization and Distribution Agreement between Getty Petroleum Corp. (n/k/a/ Getty Properties Corp.) and Marketing dated as of February 1, 1997 (the “Spin-Off Agreement”). Marketing has denied responsibility for this matter. In November, 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to the Company, Marketing and Gary and Barbara Galliker, individually and trading as Millstone Auto Service. Both Marketing and the Company have filed requests for a hearing to contest the allegations of the Order and Assessment. The hearing request is still pending. For additional information regarding Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

          In November 2009, an action was commenced by the State of New York in the Supreme Court, Albany County, seeking the recovery of costs incurred in remediating alleged petroleum contamination down gradient of a gasoline station formerly owned by us, and gasoline stations that were allegedly owned or operated by other named defendants, including M&A Realty, Inc., Gas Land Petroleum, Inc., and Mid-Valley Oil Company. The Company has tendered the matter to M&A Realty Inc. for defense and indemnification as relates to discharges of petroleum that occurred on or after July of 1994 at the site which is the subject of allegations against the Company. This site was leased by the Company to M & A Realty Inc. in 1994 and sold to M & A Realty Inc. in 2002. M&A Realty Inc. has demanded that the Company defend and indemnify M&A Realty Inc. for contamination at this site as of 1994. The Company has answered the complaint denying liability and asserting affirmative defenses and cross claims against co-defendants. Discovery is ongoing.

MTBE Litigation

          From October 2003 through September 2009, we were named as a defendant in lawsuits brought on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. We have settled one case and have been dismissed from five of the cases initially filed against us. Presently, fifty-three of these MTBE cases remain pending against us. Each of these cases name as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Irving Oil Corporation, Mobil Oil Corporation, Sunoco, Inc., Texaco, Inc., Tosco Corporation, Unocal Corporation, Valero Energy Corporation, Marathon Oil Company, Shell Oil Company, Giant Yorktown, Inc., BP Amoco Chemical Company, Inc., Atlantic Richfield Company, Coastal Oil New England, Inc., Chevron Texaco Corporation, Amerada Hess Corp., Chevron U.S.A., Inc., CITGO Petroleum Corporation, ConocoPhillips Company, Exxon Mobil Corporation, Getty Petroleum Marketing, Inc., and Gulf Oil Limited Partnership.

          Pursuant to consolidation procedures under federal law, most of the MTBE cases originally filed in various state and federal courts were transferred to the United States District Court for the Southern District of New York for coordinated Multi-District Litigation proceedings. We are presently named as a defendant in thirty-nine out of more than one hundred cases that have been consolidated in this Multi-District Litigation. We are also named as a defendant in fourteen related MTBE cases pending in the Supreme Court of New York, Nassau County.

          The Federal District Court initially designated three individual cases as “focus” cases for discovery and trial purposes. We were a named as a defendant in two of these three initial focus cases. The two focus cases in which we were a named defendant, brought on behalf of the Suffolk County Water Authority and United Water of New York, had been set for trial in

September 2008. Prior to the scheduled trial date, a majority of the primary defendants entered into global settlement agreements which settled one hundred two cases brought by the same law firm on behalf of various plaintiffs. Although we were not a party to these global settlements, the two focus cases in which we were a named defendant were included in these settlements. As a result of these multi-party settlements, the Court vacated the September 2008 trial date for the two initial focus cases in which we were a named defendant. A new trial date for these two focus cases has not yet been rescheduled. We remain a defendant in a total of twenty-seven out of the one hundred two individual cases brought by the same firm and previously settled by other named defendants. Should these two focus cases or any of the other twenty-five cases represented by this firm proceed to trial, the Court has indicated that trials would be scheduled stating in June 2010.

          The Court has designated two additional cases as focus cases for discovery and trial purposes. These cases were brought on behalf of water authorities of the Village of Hempstead and the Village of West Hempstead. These cases are presently scheduled for trial in June 2010. We believe that several defendants have settled these two focus cases as part of a multi-case settlement comprising a total of twenty-five cases brought by the same law firm (a different law firm from that indicated above) on behalf of various plaintiffs. We remain a defendant in the Village of Hempstead and the Village of West Hempstead focus cases, which are among twenty-five total cases brought by this other law firm.

          In addition to the above described cases, there is one other MTBE case in the consolidated Multi-District Litigation that is pending against us. This case is brought by various governmental agencies of the State of New Jersey, including the NJDEP, and names many refiners, manufacturers, distributors and retailers as defendants. In December 2008, the Court designated this case as a focus case. This case remains in its preliminary stages.

          We have tendered defense and indemnification to Marketing and its insurers under the Spin-Off Agreement and the Master Lease. In 2009, we provided litigation reserves of $2.3 million relating to a majority of the MTBE cases pending against us. However, we are still unable to estimate our liability for a minority of the cases pending against us. Further, notwithstanding that we have provided a litigation reserve as to certain of these cases, there remains uncertainty as to the accuracy of the allegations in the MTBE cases as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

          In September 2003, we received a directive (the “Directive”) issued by the NJDEP under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately sixty-six potentially responsible parties for alleged NRDs resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). Other named recipients of the Directive are 360 North Pastoria Environmental Corporation, Amerada Hess Corporation, American Modern Metals Corporation, Apollo Development and Land Corporation, Ashland Inc., AT&T Corporation, Atlantic Richfield Assessment Company, Bayer Corporation, Benjamin Moore & Company, Bristol Myers-Squibb, Chemical Land Holdings, Inc., Chevron Texaco Corporation, Diamond Alkali Company, Diamond Shamrock Chemicals Company, Diamond Shamrock Corporation, Dilorenzo Properties Company, Dilorenzo Properties, L.P., Drum Service of Newark, Inc., E.I. Dupont De Nemours and Company, Eastman Kodak Company, Elf Sanofi, S.A., Fine Organics Corporation, Franklin-Burlington Plastics, Inc., Franklin Plastics Corporation, Freedom Chemical Company, H.D. Acquisition Corporation, Hexcel Corporation, Hilton Davis Chemical Company, Kearny Industrial Associates, L.P., Lucent Technologies, Inc., Marshall Clark Manufacturing Corporation, Maxus Energy Corporation, Monsanto Company, Motor Carrier Services Corporation, Nappwood Land Corporation, Noveon Hilton Davis Inc., Occidental Chemical Corporation, Occidental Electro-Chemicals Corporation, Occidental Petroleum Corporation, Oxy-Diamond Alkali Corporation, Pitt-Consol Chemical Company, Plastics Manufacturing Corporation, PMC Global Inc., Propane Power Corporation, Public Service Electric & Gas Company, Public Service Enterprise Group, Inc., Purdue Pharma Technologies, Inc., RTC Properties, Inc., S&A Realty Corporation, Safety-Kleen Envirosystems Company, Sanofi S.A., SDI Divestiture Corporation, Sherwin Williams Company, SmithKline Beecham Corporation, Spartech Corporation, Stanley Works Corporation, Sterling Winthrop, Inc., STWB Inc., Texaco Inc., Texaco Refining and Marketing Inc., Thomasset Colors, Inc., Tierra Solution, Incorporated, Tierra Solutions, Inc., and Wilson Five Corporation.

          The Directive provided, among other things, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. NJDEP alleges that our liability arises from alleged discharges originating from our Newark, New Jersey Terminal site. We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by NJDEP with respect to the Directive since early after its issuance.

          Effective in June 2004, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Order on Consent (“AOC”) with thirty-one parties (some of which are also named in the Directive) who agreed to fund a portion of the costs for EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. After being notified by the EPA that they considered us to be a potentially responsible party, we reserved our defenses to liability, became a party to an amended AOC, and joined the Cooperating Parties Group (“CPG”), which consists of the parties which had executed the initial AOC and other parties (including Chevron/Texaco). Pursuant to the amended AOC and subsequent amendments adding additional parties, the CPG has agreed to take over performance of the RI/FS from EPA. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time. As to such matters, separate proceedings or activities are currently ongoing.

          In a related action, in December 2005, the State of New Jersey brought suit in the Superior Court of New Jersey, Law Division, against certain parties to the Directive, Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation and related entities which the State alleges are responsible for pollution of the Passaic River from a former Diamond Alkali manufacturing plant and seeking recovery of alleged damages incurred and to be incurred on account of alleged discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately three hundred additional parties, including us as well as the other members of the CPG, seeking contribution for a pro-rata share of response costs, cleanup and removal costs, and other damages. The Company has answered the complaint, denying responsibility for any discharges of hazardous substances released into the Lower Passaic River. On December 9, 2009, the court entered an order under which a Special Master is tasked with facilitating discussions for the purpose of designing an alternative dispute resolution process for achieving a global resolution of the Action. The Special Master and certain party representatives are in the process of developing a potential framework for such an alternative dispute resolution process.

          We have made a demand upon Chevron/Texaco for indemnity under certain agreements between the Company and Chevron/Texaco that allocate environmental liabilities for the Newark Terminal Site between the parties. In response, Chevron/Texaco has asserted that the proceedings and claims are still not yet developed enough to determine the extent to which indemnities apply. The Company and Chevron/Texaco are engaged in discussions regarding the Company’s demands for indemnification, and, to facilitate said discussions, in October, 2009 entered into a Tolling/Standstill Agreement which tolls all claims by and among the Company and Chevron/Texaco that relate to the various Lower Passaic River matters from May 8, 2007, until either party terminates such Tolling/Standstill Agreement.

          Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock

          Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 13,000 shareholders of our common stock as of March 16, 2010, of which approximately 1,300 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2009 and 2008 was as follows:

	PRICE RANGE		CASH DIVIDENDS PER SHARE

QUARTER ENDED	HIGH	LOW

March 31, 2008	$28.58	$13.33	$.4650
June 30, 2008	19.04	14.34	.4650
September 30, 2008	23.12	13.12	.4700
December 31, 2008	22.40	13.35	.4700
March 31, 2009	21.87	13.25	.4700
June 30, 2009	20.99	16.36	.4700
September 30, 2009	26.32	18.61	.4750
December 31, 2009	25.63	21.50	.4750

          For a discussion of potential limitations on our ability to pay future dividends see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

          None

Sales of Unregistered Securities

          None

Stock Performance Graph

          We have chosen as our Peer Group the following companies: National Retail Properties, Entertainment Properties Trust, Realty Income Corp. and Hospitality Properties Trust. We have chosen these companies as our Peer Group because a substantial segment of each of their businesses is owning and leasing commercial properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the graph above. We do not make or endorse any predictions as to future stock performance.

          This performance graph and related information shall not be deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or the Exchange Act.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Getty Realty Corp.	100.00	97.61	122.09	112.75	98.63	120.99
Standard & Poors 500	100.00	103.00	117.03	121.16	74.53	92.01
Peer Group	100.00	93.63	123.44	109.86	82.57	110.65

Assumes $100 invested at the close of trading 12/04 in Getty Realty Corp. common stock, Standard & Poors 500, and Peer Group.

          *Cumulative total return assumes reinvestment of dividends.

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2009 (a)	2008	2007 (b)		2006	2005

OPERATING DATA:
Revenues from rental properties	$84,539	$82,802	$79,207		$72,491	$71,282
Earnings before income taxes and discontinued operations	41,424	38,767	27,842	(c)	40,927	42,846
Income tax benefit (d)	—	—	—		700	1,494

Earnings from continuing operations	41,424	38,767	27,842		41,627	44,340
Earnings from discontinued operations	5,625	3,043	6,052	(c)	1,098	1,108

Net earnings	47,049	41,810	33,894		42,725	45,448
Diluted earnings per common share:
Earnings from continuing operations	1.67	1.57	1.12		1.68	1.79
Net earnings	1.90	1.69	1.37		1.73	1.84
Diluted weighted-average common shares outstanding	24,767	24,767	24,769		24,752	24,736
Cash dividends declared per share	1.89	1.87	1.85		1.82	1.76
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (e):
Net earnings	47,049	41,810	33,894		42,725	45,448

Depreciation and amortization of real estate assets	11,027	11,875	9,794		7,883	8,113
Gains on dispositions of real estate	(5,467)	(2,787)	(6,179)		(1,581)	(1,309)

Funds from operations	52,609	50,898	37,509		49,027	52,252
Revenue Recognition Adjustments	(2,065)	(2,593)	(4,159)		(3,010)	(4,170)
Allowance for deferred rental revenue	—	—	10,494		—	—
Impairment charges	1,135	—	—		—	—
Income tax benefit (d)	—	—	—		(700)	(1,494)

Adjusted funds from operations	51,679	48,305	43,844		45,317	46,588
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$503,874	$473,567	$474,254		$383,558	$370,495
Total assets	432,872	387,813	396,911		310,922	301,468
Debt	175,570	130,250	132,500		45,194	34,224
Shareholders’ equity	207,669	205,897	212,178		225,575	227,883
NUMBER OF PROPERTIES:
Owned	910	878	880		836	814
Leased	161	182	203		216	241

Total properties	1,071	1,060	1,083		1,052	1,055

(a)

Includes (from the date of the acquisition) the effect of the $49.0 million acquisition of the real estate assets and improvements of thirty-six convenience store properties from White Oak Petroleum LLC which were acquired on September 25, 2009.

(b)

Includes (from the date of the acquisition) the effect of the $84.5 million acquisition of convenience stores and gas station properties from FF-TSY Holding Company II LLC (successor to Trustreet Properties, Inc.) which was substantially completed by the end of the first quarter of 2007.

(c)

Includes the effect of a $10.5 million non-cash deferred rent receivable reserve, $10.2 million of which is included in earnings from continuing operations and $0.3 million of which is included in earnings from discontinued operations, based on the deferred rent receivable recorded as of December 31, 2007 related to approximately 40% of the properties then under leases with our primary tenant, Getty Petroleum Marketing, Inc. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

(d)

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

(e)

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on its recognition of revenue from rental properties (collectively the “Revenue Recognition Adjustments”), as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when the payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related be being taxed as a C-corp., rather than as a REIT, prior to 2001 (see note (d) above).

Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, impairment charges and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases; (ii) the rental revenue from acquired in-place leases; (iii) the impact of rent due from direct financing leases, (iv) our rental operating expenses (exclusive of impairment charges); and (v) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” on page 2; the risks and uncertainties described in “Item 1A. Risk Factors”; the selected financial data in “Item 6. Selected Financial Data”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”.

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

Retail Petroleum Marketing Business

          We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (See “Item 1. Business — Real Estate Business” and “Item 2. Properties” for additional information regarding our real estate business and our properties.) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., see “Item 1A. Risk Factors”.)

Marketing and the Marketing Leases

          As of December 31, 2009, we leased eight hundred forty properties, or 78% of our one thousand seventy-one properties, on a long-term triple-net basis to Getty Petroleum Marketing Inc. (“Marketing”), a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Eight hundred thirty of the properties we lease to Marketing are leased under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. Ten of the properties we lease to Marketing are leased under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”).

          Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (71% for the year ended December 31, 2009) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.”) Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2010, although there can be no assurance that it will continue to do so.

          For the year ended December 31, 2008, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. We have not received Marketing’s operating results for the year ended December 31, 2009. As a result of Marketing’s significant losses for each of the three years ended December 31, 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, we previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the terms of the Marketing Leases unless it shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

          In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Marketing sold all assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas L.L.C. and LUKOIL North America LLC. Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

          We believe that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the properties leased from us by Marketing. Approximately two hundred fifty retail properties, comprising substantially all of the properties in New England that we lease to Marketing, have been subleased by Marketing to a single distributor. These properties are in the process of being rebranded BP stations and are being supplied petroleum products under a supply contract with BP. In addition, we believe that Marketing recently entered into a sublease with a single distributor in New Jersey covering approximately eighty-five of our properties. We believe that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from us.

          In connection with its restructuring, Marketing eliminated debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which we believe increased Marketing’s liquidity and improved its balance sheet. However, we cannot predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We continue to believe that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that our beliefs regarding the likelihood of Lukoil providing continuing financial support to Marketing will prove to be incorrect or will change as circumstances change. If Marketing should fail to meet its financial obligations to us, including payment of rent, such default could lead to a protracted and expensive process for retaking control of our properties. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

          From time to time we have held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These efforts have been unsuccessful to date as we have not yet reached a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, we have been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing or Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

          We intend either to re-let or sell any properties that are removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. We intend to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms such properties could be re-let or sold.

          As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of December 31, 2009, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty, or 18%, of our properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. Marketing recently agreed to permit us to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and we are marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between us and Marketing on terms for removal of properties from the Marketing Leases. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

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

          Based on our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove approximately 40% of the properties from the Marketing Leases, we previously concluded in March 2008 that we could not reasonably assume that we will collect all of the rent due to us related to those properties for the remainder of the current term of each lease comprising the Marketing Leases. Accordingly, we recorded a $10.5 million non-cash deferred rent receivable reserve as of December 31, 2007 based on the deferred rent receivable recorded related to those properties because we then believed those properties were most likely to be removed from the Marketing Leases as a result of a modification of the Marketing Leases. Providing this $10.5 million non-cash deferred rent receivable reserve reduced our net earnings and our funds from operations for 2007 but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. (For additional information regarding funds from operations and adjusted funds from operations, which are non-GAAP measures, see “— General — Supplemental Non-GAAP Measures” below.) The deferred rent receivable and the related $10.5 million deferred rent receivable reserve have declined since December 31, 2007 as a result of regular monthly lease payments being made by Marketing and the removal of individual properties from the Marketing Leases.

          We continue to believe that it is likely that the Marketing Leases will be modified and therefore we cannot reasonably assume that we will collect all of the rent due to us for the entire portfolio of properties we lease to Marketing for the remainder of the current term of each lease comprising the Marketing Leases. However, as a result of Marketing’s restructuring announced in the fourth quarter of 2009 and the potential effect on our properties caused by changes in Marketing’s business model, we reevaluated the entire portfolio of properties we lease to Marketing, and reconstituted the list of properties that we used to estimate the deferred rent receivable reserve as of December 31, 2009. We reviewed the properties that had previously been designated to us by Marketing for removal and which were the subject of our prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases and from that group of properties, we excluded properties that we no longer considered to be the most likely to be removed from the Marketing Leases, such as those which are subject to significant subleases between Marketing and various distributors (as described above) and third party leased properties. Then, to the group of properties remaining, we added properties most likely to be removed from the Marketing Leases, properties previously designated by Marketing for removal from time to time and properties that we believe are currently negative or marginal contributors to Marketing’s results, such as those that are vacant or have had tanks removed. Based on our reevaluation of the entire portfolio of properties we lease to Marketing, we identified three hundred fifty properties as being the most likely to be removed from the Marketing Leases. Our estimate of the deferred rent receivable reserve as of December 31, 2009 of $9.4 million is based on the deferred rent receivable attributable to these three hundred fifty properties. We have not provided a deferred rent receivable reserve related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivable related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

          We perform an impairment analysis of the carrying amount of the properties subject to the Marketing Leases from time to time in accordance with GAAP when indicators of impairment exist. During the year ended December 31, 2008, we adjusted the estimated useful lives of certain long-lived assets for properties subject to the Marketing Leases resulting in accelerating the depreciation expense recorded for those assets. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the year ended December 31, 2008 was not material. During the year ended December 31, 2009, we reduced the carrying amount to fair value (generally estimated as sales value net of disposal costs), and recorded impairment charges aggregating $1.1 million, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at one hundred eighty-seven retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect the Company from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of December 31, 2009 or December 31, 2008. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that as a result of any such accrual, it is reasonably possible that we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

          We estimate that as of December 31, 2009, the aggregate Marketing Environmental Liabilities for which we may ultimately be responsible to pay range between $13 million and $20 million, net of expected recoveries from underground storage tank funds of which between $6 million to $9 million relate to the three hundred fifty properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Although we do not have a common understanding with Marketing that would form a basis for modification of the Marketing Leases, if the Marketing Leases are modified to remove any composition of properties, it is not our intention to assume Marketing’s Environmental Liabilities related to the properties that are so removed without adequate consideration from Marketing. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual aggregate

Marketing Environmental Liabilities and the actual Marketing Environmental Liabilities related to the three hundred fifty properties that we identified as the basis for our estimate of the deferred rent receivable reserve may differ materially from our estimates and we can provide no assurance as to the accuracy of these estimates.

          Our belief that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support, and that Lukoil will not allow Marketing to fail to perform its obligations under the Marketing Leases are critical assumptions regarding future uncertainties affecting the accounting for matters related to Marketing and the Marketing Leases. Our beliefs are based on various factors, including, among other things, Marketing’s timely payment history despite its trend of reporting large losses, capital contributions made and credit support provided in the past by Lukoil, and the potential damage to Lukoil’s brand and reputation which we do not believe Lukoil would be willing to suffer as a result of default or bankruptcy of one of its wholly owned subsidiaries. Prior to Marketing’s restructuring discussed above, we also based our beliefs on Lukoil’s guarantees of substantially all of Marketing’s outstanding debt which was repaid in the fourth quarter of 2009. We cannot predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We cannot predict what actions Marketing or Lukoil will take if, subsequent to the restructuring, Marketing continues to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases.

          Should our assessments, assumptions and beliefs prove to be incorrect, including, in particular, our belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions we reached may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, we may be required to reserve additional amounts of the deferred rent receivable, record additional impairment charges related to the properties subject to the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.

          We cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its rental, environmental or other obligations and we accrue for certain of such liabilities; if we are unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

          We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties (collectively, the “Revenue Recognition Adjustments”), as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain operating leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

          Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, impairment charges and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases under certain operating leases; (ii) rental revenue from acquired in-place leases; (iii) the impact of rent due from direct financing leases, (iv) our rental operating expenses (exclusive of impairment charges); and (v) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. For a reconciliation of FFO and AFFO, see “Item 6. Selected Financial Data”.

          Net earnings, earning from continuing operations and FFO for 2007 were reduced by all or substantially all of the $10.5 million non-cash deferred rent receivable reserve recorded as of December 31, 2007 for approximately 40% of the properties leased to Marketing under the Marketing Leases. (See “— General — Marketing and the Marketing Leases” above for additional information.) If the applicable amount of the non-cash deferred rent receivable reserve were added to our 2007 net earnings, earning from continuing operations and FFO; net earnings would have been $44.4 million, or $1.79 per share, for the year ended December 31, 2007; earnings from continuing operations would have been $38.0 million for the year ended December 31, 2007; and FFO would have been $48.0 million, or $1.94 per share, for the year ended December 31, 2007. Accordingly, as compared to the respective prior year periods; net earnings for 2008 would have decreased by $2.6 million and for 2007 would have increased by $1.7 million; earnings from continuing operations for 2008 would have increased by $0.8 million and for 2007 would have decreased by $3.6 million; and FFO for 2008 would have increased by $2.9 million and for 2007 would have decreased by $1.0 million. We believe that these supplemental non-GAAP measures for 2007 are important to assist in the analysis of our performance for 2008 as compared to 2007 and 2007 as compared to 2006, exclusive of the impact of the non-cash deferred rent receivable reserve on our results of operations and are reconciled below (in thousands):

	Non- adjusted	Reserve	As Adjusted

Net earnings	$33,894	$10,494	$44,388
Earnings from continuing operations	27,842	10,206	38,048
Funds from operations	37,509	10,494	48,003

2009 and 2008 Acquisitions

          On September 25, 2009 we acquired the real estate assets and improvements of thirty-six gasoline stations and convenience store properties located primarily in Prince George’s County Maryland, for $49.0 million from White Oak Petroleum LLC (“White Oak”) for cash with $24.5 million draw under our existing Credit Agreement and $24.5 provided by the three-year Term Loan Agreement entered into on that date.

          The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak and us, whereby White Oak acquired the real estate assets and the related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate assets of all thirty-six properties with us. We entered into a unitary triple-net lease for the real estate assets with White Oak which has an initial term of twenty years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations of 2½% per year. White Oak is responsible to pay for all existing and future environmental liabilities related to the properties.

          In 2009 we also exercised our fixed price purchase option for one leased property and purchased three properties. In 2008 we exercised our fixed price purchase options for three leased properties and purchased six properties.

RESULTS OF OPERATIONS

Year ended December 31, 2009 compared to year ended December 31, 2008

          Revenues from rental properties included in continuing operations increased by $1.7 million to $84.5 million for the year ended December 31, 2009, as compared to $82.8 million for 2008. We received approximately $60.0 million for 2009 and 2008, from properties leased to Marketing under the Marketing Leases. We also received rent of $22.5 million for 2009 and $20.3 million for 2008 from other tenants. The increase in rent received was primarily due to rent escalations, and rental income from properties acquired, partially offset by the effect of lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Rental revenue included in continuing operations includes Revenue Recognition Adjustments of $2.0 million for the year ended December 31, 2009, which decreased by $0.5 million for the year as compared to $2.5 million in 2008.

          Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, included in continuing operations were $10.9 million for 2009, as compared to $11.5 million for 2008. The decrease in rental property expenses is due to a reduction in rent expense incurred as a result of third party lease expirations as compared to the prior year.

          Environmental expenses, net of estimated recoveries from state underground storage tank (“UST” or “USTs”) funds included in continuing operations for 2009 were $8.8 million, as compared to $7.4 million for 2008. The increase was due to a $2.4 million net increase in environmental related litigation reserves, which was partially offset by a reduction in legal fees of $0.2 million and a reduction in estimated environmental remediation costs of $0.7 million, respectively. The increase in environmental litigation reserves was principally attributed to settlement of twenty-seven MTBE cases in which we were named a defendant. See Environmental Matters – Environmental Litigation below for additional information related to our defense of MTBE cases. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

          General and administrative expenses for 2009 were $6.8 million, which was comparable to 2008.

          Depreciation and amortization expense included in continuing operations for 2009 was $11.0 million, as compared to $11.7 million for 2008. The decrease was primarily due to the effect of assets becoming fully depreciated, dispositions of real estate and lease expirations.

          The $1.1 million of impairment charges recorded in the year ended December 31, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.

          As a result, total operating expenses increased by approximately $1.2 million for 2009 as compared to 2008.

          Other income, net, included in income from continuing operations increased by $0.2 million to $0.6 million for 2009, as compared to $0.4 million for 2008. Gains on dispositions of real estate included in discontinued operations were $5.3 million for 2009 as compared to $2.4 million for 2008. Gains on dispositions of real estate in 2009 increased by an aggregate of $2.7 million to $5.5 million, as compared to $2.8 million for the prior year. For 2009, there were eight property dispositions and two partial land takings under eminent domain. For 2008, there were eleven property dispositions, four partial land takings under eminent domain. Property dispositions for 2009 and 2008 include four and seven properties, respectively, that were mutually agreed to be removed from the Marketing Leases prior to their scheduled lease expiration. Other income, net and gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

          Interest expense was $5.1 million for 2009, as compared to $7.0 million for 2008. The decrease was due to lower average interest rates in 2009 on our floating rate borrowings, partially offset by increased average borrowings outstanding relating to the acquisition of properties in the third quarter of 2009.

          As a result, net earnings were $47.0 million for 2009, as compared to $41.8 million for 2008, an increase of 12.4%, or $5.2 million. Earnings from continuing operations were $41.4 million for 2009, as compared to $38.8 million for 2008, an increase of 6.7%, or $2.6 million. For the same period, FFO increased by 3.3% to $52.6 million, as compared to $50.9 million for prior year period and AFFO increased by 7.0%, or $3.4 million, to $51.7 million, as compared to $48.3 million for 2008. The increase in FFO for 2009 was primarily due to the changes in net earnings described above but excludes a $0.9 million decrease in depreciation and amortization expense and a $2.7 million increase in gains on dispositions of real estate. The increase in AFFO for 2009 also excludes a $0.5 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, and a $1.1 million impairment charge recorded in 2009 (which are included in net earnings and FFO but are excluded from AFFO).

          Diluted earnings per share were $1.90 per share for 2009, an increase of $0.21 per share, as compared to $1.69 per share for 2008. Diluted FFO per share for 2009 was $2.12 per share, an increase of $0.06 per share, as compared to 2008. Diluted AFFO per share for 2009 was $2.09 per share, an increase of $0.14 per share, as compared to 2008.

Year ended December 31, 2008 compared to year ended December 31, 2007

          Revenues from rental properties included in continuing operations increased by $3.6 million to $82.8 million for the year ended December 31, 2008, as compared to $79.2 million for 2007. We received approximately $60.0 million for 2008, and $59.3 million for 2007, from properties leased to Marketing under the Marketing Leases. We also received rent of $20.3 million for 2008 and $16.3 million for 2007 from other tenants. The increase in rent received was primarily due to rent escalations, and rental income from properties acquired, partially offset by the effect of lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented As a result revenues from rental properties for 2008 and 2007 include non-cash Revenue Recognition Adjustments recorded due to the recognition of rental income on a straight-line (or an average) basis over the current lease term and net amortization of above-market and below-market leases. Rental revenue included in continuing operations includes Revenue Recognition Adjustments of $2.5 million for the year ended December 31, 2008, which decreased by $1.1 million for the year as compared to $3.6 million in 2007.

          Rental property expenses, which are primarily comprised of rent expense and real estate and other state and local taxes, included in continuing operations were $11.5 million for 2008, as compared to $10.9 million for 2007. Increases in real estate and other state and local taxes were partially offset by the decrease in rent expense which was principally due to the reduction in the number of leased locations compared to the prior year.

          Environmental expenses, net of estimated recoveries from state UST funds included in continuing operations for 2008 were $7.4 million, as compared to $8.2 million for 2007. The decrease was primarily due to a $0.5 million decrease in change in estimated environmental remediation costs, and a $0.4 million net decrease in environmental related litigation reserves and legal fees as compared to the prior year period. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

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

          Allowance for deferred rent receivable reported in continuing operations and discontinued operations were $10.2 million and $0.3 million, respectively, for the year ended December 31, 2007. The non-cash allowance was provided in 2007 since we could no longer reasonably assume that we will collect all of the rent due to us related to approximately 40% of the properties leased to Marketing for the remainder of the current terms of the Marketing Leases. (See “— General — Marketing and the Marketing Leases” above for additional information.)

          Depreciation and amortization expense included in continuing operations for 2008 was $11.7 million, as compared to $9.6 million for 2007. The increase was primarily due to properties acquired in 2007 and the acceleration of depreciation expense resulting from the reduction in the estimated useful lives of certain assets which may be removed from the unitary lease with Marketing, which increases were partially offset by the effect of dispositions of real estate and lease expirations.

          As a result, total operating expenses decreased by approximately $8.1 million for 2008 as compared to 2007.

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

          As a result, net earnings were $41.8 million for 2008, as compared to $33.9 million for 2007, an increase of 23.4%, or $7.9 million. Earnings from continuing operations were $38.8 million for 2008, as compared to $27.8 million for 2007, an increase of 39.6%, or $11.0 million. For the same period, FFO increased by 35.7% to $50.9 million, as compared to $37.5 million for prior year period and AFFO increased by 10.2%, or $4.5 million, to $48.3 million, as compared to $43.8 million for 2007. The increase in FFO for 2008 was primarily due to the changes in net earnings described above but excludes a $2.1 million increase in depreciation and amortization expense and a $3.4 million decrease in gains on dispositions of real estate. The increase in AFFO for 2008 also excludes a $1.6 million reduction in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented and a $10.5 million deferred rent receivable reserve recorded in 2007 (which are included in net earnings and FFO but are excluded from AFFO).

          Diluted earnings per share were $1.69 per share for 2008, an increase of $0.32 per share, as compared to $1.37 per share for 2007. Diluted FFO per share for 2008 was $2.06 per share, an increase of $0.55 per share, as compared to 2007. Diluted AFFO per share for 2008 was $1.95 per share, an increase of $0.18 per share, as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

          Our principal sources of liquidity are the cash flows from our operations, funds available under a revolving credit agreement that expires in March 2011 and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents. There can be no assurance, however, that our business operations or liquidity will not be adversely affected by Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above or the other risk factors described in our filings with the SEC.

          Disruptions in the credit markets, and the resulting impact on the availability of funding generally, may limit our access to one or more funding sources. In addition, we expect that the costs associated with any additional borrowings we may undertake may be adversely impacted, as compared to such costs prior to the disruption of the credit markets. As a result of the current credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our credit agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit agreement. In addition, if the pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.

          As of December 31, 2009, borrowings under the Credit Agreement, described below, were $151.2 million, bearing interest at a weighted-average effective rate of 3.0% per annum. The weighted-average effective rate is based on $106.2 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. We had $23.8 million available under the terms of the Credit Agreement as of December 31, 2009. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2009, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

          Subject to the terms of the Credit Agreement and continued compliance with the covenants therein, we have the option to extend the term of the Credit Agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125.0 million to $300.0 million. We do not expect to exercise our option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under our Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Term Loan Agreement described below.

          We are party to a $45.0 million LIBOR based interest rate Swap Agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of December 31, 2009, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

          In order to partially finance the acquisition of thirty-six properties in September 2009, we entered into a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. As of December 31, 2009, borrowings under the Term Loan Agreement were $24.4 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Credit Agreement.

          Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for 2009, 2008 and 2007 amounted to $55.3 million, $6.6 million and $90.6 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets, such as current market conditions, will impact our access to capital.

          We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement and our Term Loan Agreement prohibit the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $46.8 million, $46.3 million and $45.7 million for 2009, 2008 and 2007, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.475 per share each quarter ($1.90 per share, or $47.2 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2009. Due to contingencies related to Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.475 per share per quarter, if at all.

CONTRACTUAL OBLIGATIONS

          Our significant contractual obligations and commitments are comprised of borrowings under the Credit Agreement and the Term Loan Agreement, operating lease payments due to landlords and estimated environmental remediation expenditures, net of estimated recoveries from state UST funds. In addition, as a REIT we are required to pay dividends equal to at least ninety percent of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2009 are summarized below (in thousands):

	TOTAL	LESS THAN- ONE YEAR	ONE-TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS

Operating leases	$23,782	$6,673	$9,473	$4,678	$2,958
Borrowing under the Credit Agreement (a)(b)	151,200	—	151,200	—	—
Borrowings under the Term Loan Agreement (a)	24,370	780	23,590	—	—
Estimated environmental remediation expenditures (c)	16,527	5,951	5,951	2,388	2,237
Estimated recoveries from state underground storage tank funds (c)	(3,882)	(1,298)	(1,491)	(690)	(403)

Estimated net environmental remediation expenditures (c)	12,645	4,653	4,460	1,698	1,834

Total	$211,997	$12,106	$188,723	$6,376	$4,792

(a)	Excludes related interest payments. (See “— Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.)

(b)	Subject to the terms of the Credit Agreement and continued compliance with the covenants therein, we have the option to extend the term of the Credit Agreement to March 2012.

(c)	Estimated environmental remediation expenditures and estimated recoveries from state UST funds have been adjusted for inflation and discounted to present value.

          Generally, the leases with our tenants are “triple-net” leases, with the tenant responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance, environmental remediation and other operating expenses. We estimate that Marketing makes annual real estate tax payments for properties leased under the Marketing Leases of approximately $13.0 million and makes additional payments for other operating expenses related to our properties, including environmental remediation costs other than those liabilities that were retained by us. These costs are not reflected in our consolidated financial statements. (See “— General — Marketing and the Marketing Leases” above for additional information.)

          We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Exchange Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The consolidated financial statements included in this Annual Report on Form 10-K include the accounts of Getty Realty Corp. and our wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in its financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

          Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements”. We believe the following are our critical accounting policies:

          Revenue recognition — We earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing, and with other tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $27.5 million recorded as of December 31, 2009 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants have generally made rent payments when due. However, we may be required to reverse, or provide reserves for, or adjust our $9.4 million reserve as of December 31, 2009 for, a portion of the recorded deferred rent receivable if it becomes apparent that a property may be disposed of before the end of the current lease term or if circumstances indicate that the tenant may not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was specifically provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. (See Marketing and the Marketing Leases in “— General — Marketing and the Marketing Leases” above for additional information.)

          Direct Financing Lease — Income under direct financing leases is included in revenues from rental properties and is recognized over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Net investment in direct financing lease represents the investment in leased assets accounted for as a direct financing lease. The investment is reduced by the receipt of lease payments, net of interest income earned and amortized over the life of the lease.

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

          Environmental costs and recoveries from state UST funds — We provide for the estimated fair value of future environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made (see “— Environmental Matters” below for additional information). Environmental liabilities and related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Recoveries of environmental costs from state UST remediation funds, with respect to past and future spending, are accrued as income, net of allowance for collection risk, based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counter-party may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. (See “— General — Marketing and the Marketing Leases” above for additional information.) We may ultimately be responsible to directly pay for environmental liabilities as the property owner if Marketing or our other tenants or other counter-parties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

          Litigation — Legal fees related to litigation are expensed as legal services are performed. We provide for litigation reserves, including certain environmental litigation (see “— Environmental Matters” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

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

          We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2009, we have regulatory approval for remediation action plans in place for two hundred forty-five (95%) of the two hundred fifty-eight properties for which we continue to retain remediation responsibility and the remaining thirteen properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-two properties where we have received “no further action” letters.

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

          It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “— General — Marketing and the Marketing Leases” above for additional information.)

          We have not accrued for approximately $1.0 million in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing. Marketing denied its liability for the claim and its responsibility to defend against, and indemnify us for, the claim. We filed third party claims against Marketing for indemnification in this matter. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. The order on the trial court’s decision was entered in February 2010, making such decision final for purposes of initiating the limited period of time following which appeal may be taken. We believe that Marketing will appeal the decision; however, we believe the probability that Marketing will not be ultimately responsible for the claim for clean-up costs incurred by the current property owner is remote. It is reasonably possible that our assumption that Marketing will be ultimately responsible for the claim may change, which may result in our providing an accrual for this matter.

          We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2009 and December 31, 2008 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at one hundred eighty-seven scheduled sites.

          As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. If Marketing fails to pay them, we may ultimately be responsible to directly pay for environmental liabilities as the property owner. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay.

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

          We have determined that the aggregate amount of the environmental liabilities attributable to Marketing related to our properties (as estimated by us, based on our assumptions and our analysis of information currently available to us described in more detail above) (the “Marketing Environmental Liabilities”) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and our Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. (See “— General — Marketing and the Marketing Leases” above for additional information.)

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

          As of December 31, 2009, we had accrued $12.6 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $16.5 million of estimated environmental obligations and liabilities offset by $3.9 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $4.7 million $5.0 million and $4.7 million, respectively, for 2009, 2008, and 2007. For 2009, 2008 and 2007 estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $3.9 million, $4.6 million and $5.1 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

          Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $4.5 million. Accordingly, the environmental accrual as of December 31, 2009 was increased by $1.8 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of December 31, 2009 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of December 31, 2009 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in estimated environmental estimates expense recorded during the year ended December 31, 2009 would not have changed significantly if these changes in the assumptions were made effective December 31, 2008.

          In view of the uncertainties associated with environmental expenditures, contingencies concerning Marketing and the Marketing Leases and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “— General — Marketing and the Marketing Leases” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Environmental litigation

          We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of December 31, 2009 and December 31, 2008, we had accrued $3.8 million and $1.7 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, for which accruals have been provided in part, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends and/or stock price. See “Item 3. Legal Proceedings” for additional information with respect these and other pending environmental lawsuits and claims.

The Lower Passaic River

          In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) that we are one of approximately sixty-six potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. NJDEP alleges that our liability arises from alleged discharges originating from our Newark, New Jersey Terminal site. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. We are a member of a Cooperating Parties Group which has agreed to take over from the United States Environmental Protection Agency (“EPA”) performance of a remedial investigation and feasibility study intended to evaluate alternative remedial actions with respect to alleged damages to the Lower Passaic River. The remedial investigation and feasibility study does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

          In a related action, in December 2005, the State of New Jersey brought suit against certain companies which the State alleges are responsible for pollution of the Lower Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately three hundred additional parties, including us, seeking contribution for a pro-rata share of response costs, cleanup, and other damages. A Special Master has been appointed by the court to try and design an alternative dispute resolution process for achieving a global resolution of this litigation.

          We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most, if not all of the conditions at the property identified by the NJDEP and the EPA. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation

          As of December 31, 2009, we are defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. Pursuant to consolidation procedures under federal law, most of the MTBE cases originally filed were transferred to the United States District Court for the Southern District of New York for coordinated Multi-District Litigation proceedings. We are presently named as a defendant in thirty-nine out of more than one hundred cases that have been consolidated in this Multi-District Litigation, and we are also named as a defendant in fourteen related MTBE cases pending in the Supreme Court of New York, Nassau County. A majority of the primary defendants entered into global settlement agreements which settled one hundred two individual cases brought by the same law firm on behalf of various plaintiffs. We remain a defendant in twenty-seven of these one hundred two cases. We are also a defendant in twenty-five other individual MTBE cases brought by another firm, and we are also a defendant in a final MTBE case in the consolidated Multi-District Litigation brought by the State of New Jersey.

          In 2009, we provided litigation reserves of $2.3 million relating to a majority of the MTBE cases pending against us. However, we are still unable to estimate our liability for a minority of the cases pending against us. Further, notwithstanding that we have provided a litigation reserve as to certain of the MTBE cases, there remains uncertainty as to the accuracy of the allegations in these cases as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

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

          We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of December 31, 2009 under the Credit Agreement and the Term Loan Agreement were $151.2 million and $24.4 million, respectively, bearing interest at a weighted-average rate of 1.8% per annum, or a weighted-average effective rate of 3.1% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $106.2 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.25%, (ii) $45.0 million of LIBOR rate borrowings outstanding under the Credit Agreement effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25% and (iii) $24.4 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1%. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2009, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

          We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of December 31, 2009 has increased significantly, as compared to December 31, 2008 primarily as a result of the $24.5 million drawn under the Credit Agreement to partially finance an acquisition in September 2009 and the $24.5 million borrowings outstanding under the $25.0 million three-year Term Loan Agreement entered into in September 2009. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of December 31, 2009, $45.0 million of our LIBOR based borrowings outstanding under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of December 31, 2009, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $130.6 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

          Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $178.8 million for 2010, an increase in market interest rates of 0.5% for 2010 would decrease our 2010 net income and cash flows by $0.7 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $154.9 million average outstanding borrowings under the Credit Agreement during the fourth quarter of 2009 plus the $23.9 million average scheduled outstanding borrowings for 2010 under the Term Loan Agreement is indicative of our future average borrowings for 2010 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and decreases in the outstanding amount under our Term Loan Agreement.

          In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,

	2009	2008	2007

Revenues from rental properties	$84,539	$82,802	$79,207
Operating expenses:
Rental property expenses	10,851	11,482	10,864
Impairment charges	1,135	—	—
Environmental expenses, net	8,799	7,365	8,189
General and administrative expenses	6,849	6,831	6,669
Allowance for deferred rent receivable	—	—	10,206
Depreciation and amortization expense	10,975	11,726	9,600

Total operating expenses	38,609	37,404	45,528

Operating income	45,930	45,398	33,679
Other income, net	585	403	1,923
Interest expense	(5,091)	(7,034)	(7,760)

Earnings from continuing operations	41,424	38,767	27,842
Discontinued operations:
Earnings from operating activities	299	645	1,487
Gains on dispositions of real estate	5,326	2,398	4,565

Earnings from discontinued operations	5,625	3,043	6,052

Net earnings	$47,049	$41,810	$33,894

Basic and diluted earnings per common share:
Earnings from continuing operations	$1.67	$1.57	$1.12
Earnings from discontinued operations	$.23	$.12	$.24
Net earnings	$1.90	$1.69	$1.37

Weighted average shares outstanding:
Basic	24,766	24,766	24,765
Stock options	1	1	4

Diluted	24,767	24,767	24,769

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	YEAR ENDED DECEMBER 31,

	2009	2008	2007

Net earnings	$47,049	$41,810	$33,894
Other comprehensive loss:
Net unrealized gain (loss) on interest rate swap	1,303	(1,997)	(1,478)

Comprehensive Income	$48,352	$39,813	$32,416

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	DECEMBER 31,

	2009	2008

ASSETS:
Real Estate:
Land	$252,083	$221,540
Buildings and improvements	251,791	252,027

	503,874	473,567
Less — accumulated depreciation and amortization	(136,669)	(129,322)

Real estate, net	367,205	344,245
Net investment in direct financing lease	19,156	—
Deferred rent receivable (net of allowance of $9,389 at December 31, 2009 and $10,029 at December 31, 2008)	27,481	26,718
Cash and cash equivalents	3,050	2,178
Recoveries from state underground storage tank funds, net	3,882	4,223
Mortgages and accounts receivable, net	2,402	1,533
Prepaid expenses and other assets	9,696	8,916

Total assets	$432,872	$387,813

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$151,200	$130,250
Term loan	24,370	—
Environmental remediation costs	16,527	17,660
Dividends payable	11,805	11,669
Accounts payable and accrued expenses	21,301	22,337

Total liabilities	225,203	181,916

Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,766,376 at December 31, 2009 and 24,766,166 at December 31, 2008	248	248
Paid-in capital	259,459	259,069
Dividends paid in excess of earnings	(49,045)	(49,124)
Accumulated other comprehensive loss	(2,993)	(4,296)

Total shareholders’ equity	207,669	205,897

Total liabilities and shareholders’ equity	$432,872	$387,813

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,049	$41,810	$33,894
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	11,027	11,875	9,794
Impairment charges	1,135	—	—
Gain from dispositions of real estate	(5,467)	(2,787)	(6,179)
Deferred rental revenue, net of allowance	(763)	(1,803)	(3,112)
Allowance for deferred rent receivable	—	—	10,494
Amortization of above-market and below-market leases	(1,217)	(790)	(1,047)
Amortization of investment in direct financing lease	(85)	—	—
Accretion expense	884	956	974
Stock-based employee compensation expense	390	326	492
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	724	827	(379)
Mortgages and accounts receivable, net	(724)	(5)	44
Prepaid expenses and other assets	339	423	(130)
Environmental remediation costs	(2,400)	(2,217)	(80)
Accounts payable and accrued expenses	1,640	(1,031)	(249)

Net cash flow provided by operating activities	52,532	47,584	44,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(55,317)	(6,579)	(90,636)
Proceeds from dispositions of real estate	6,939	5,295	8,420
(Increase) decrease in cash held for property acquisitions	(1,623)	2,397	(2,079)
Collection (issuance) of mortgages receivable, net	(145)	(55)	267

Net cash flow provided by (used in) investing activities	(50,146)	1,058	(84,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	20,950	(2,250)	87,500
Borrowings under term loan agreement, net	24,370	—	—
Cash dividends paid	(46,834)	(46,294)	(45,650)
Credit agreement origination costs	—	—	(863)
Cash paid in settlement of restricted stock units	—	—	(405)
Repayment of mortgages payable, net	—	—	(194)
Proceeds from stock options exercised	—	9	—

Net cash flow provided by (used in) financing activities	(1,514)	(48,535)	40,388

Net increase in cash and cash equivalents	872	107	876
Cash and cash equivalents at beginning of period	2,178	2,071	1,195

Cash and cash equivalents at end of year	$3,050	$2,178	$2,071

Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$5,046	$6,728	$7,021
Income taxes, net	467	708	488
Recoveries from state underground storage tank funds	(1,411)	(1,511)	(1,644)
Environmental remediation costs	6,154	6,542	6,314

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

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification, as amended (the “ASC”), as the sole reference source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Company adopted the codification during the quarter ended September 30, 2009 which had no impact on the Company’s financial position, results of operations or cash flows.

          Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, net investment in direct financing lease, recoveries from state underground storage tank (“UST” or ‘USTs”) funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

          Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2009, 2008 and 2007 are reclassified as discontinued operations. The operating results for the years ended 2008 and 2007 of such properties sold in 2009 have also been reclassified to discontinued operations to conform to the 2009 presentation. Discontinued operations for the year ended December 31, 2009, 2008 and 2007 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for the each of the three years ended December 31, 2009, 2008 and 2007.

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

          Deferred Rent Receivable and Revenue Recognition: The Company earns rental income under operating leases and direct financing leases with tenants. Minimum lease rentals and lease termination payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the consolidated balance sheet. The Company provides reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that the tenant will not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

          Direct Financing Lease: Income under a direct financing lease is included in revenues from rental properties and is recognized over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Net investment in direct financing lease represents the investment in leased assets accounted for as a direct financing lease. The investment in direct financing lease is increased for interest income earned and amortized over the life of the lease and reduced by the receipt of lease payments.

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

          Litigation: Legal fees related to litigation are expensed as legal services are performed. The Company provides for litigation reserves, including certain litigation related to environmental matters, when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability. The Company accrues its share of environmental liabilities based on its assumptions of the ultimate allocation method and share that will be used when determining its share of responsibility.

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

          Interest Expense and Interest Rate Swap Agreement: In April 2006 the Company entered into an interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, designated and qualifying as a cash flow hedge, to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company has not entered into financial instruments for trading or speculative purposes. The fair value of the derivative is reflected on the consolidated balance sheet and will be reclassified as a component of interest expense over the remaining term of the interest rate swap agreement since the Company does not expect to settle the interest rate swap prior to its maturity. The fair value of the interest rate swap obligation is based upon the estimated amounts the Company would receive or pay to terminate the contract and is determined using an interest rate market pricing model. Changes in the fair value of the agreement are included in the consolidated statements of comprehensive income and would be recorded in the consolidated statements of operations if the agreement was not an effective cash flow hedge for accounting purposes.

          Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. (in thousands)

	Year ended December 31,

	2009	2008	2007

Earnings from continuing operations	$41,424	$38,767	$27,842
Less dividend equivalents attributable to restricted stock units outstanding	(162)	(117)	(85)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	41,262	38,650	27,757
Discontinued operations	5,625	3,043	6,052

Net earnings attributable to common shareholders used for basic earnings per share calculation	$46,887	$41,693	$33,809

Weighted-average number of common shares outstanding:
Basic	24,766	24,766	24,765
Stock options	1	1	4

Diluted	24,767	24,767	24,769

Restricted stock units outstanding at the end of the period	86	62	39

          Stock-Based Compensation: Compensation cost for the Company’s stock-based compensation plans using the fair value method was $390,000, $326,000 and $492,000 for the years ended 2009, 2008 and 2007, respectively, and is included in general and administrative expense. The impact of the accounting for stock-based compensation is, and is expected to be, immaterial to the Company’s financial position and results of operations.

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

          The FASB amended the accounting standards related to determining earnings per share (the “Earnings Per Share Amendment”). Due to the adoption of the “Earnings Per Share Amendment” effective as of January 1, 2009 and retrospectively applied to the years ended 2008 and 2007, basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. The adoption of the “Earnings Per Share Amendment” did not have a material impact in the determination of earnings per common share for the years ended December 31, 2009, 2008 and 2007.

2. LEASES

          The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for the property. The Company leases or subleases approximately twenty of its properties for uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company also owns or leases properties in Texas, North Carolina, Hawaii, California, Florida, Ohio, Arkansas, Illinois, and North Dakota.

          As of December 31, 2009, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred forty properties. Eight hundred thirty of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and ten properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. (See note 11 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).

          The Company estimates that Marketing makes annual real estate tax payments for properties leased under the Marketing Leases of approximately $13,000,000. Marketing also makes additional payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by the Company. These costs, which have been assumed by Marketing under the terms of the Marketing Leases, are not reflected in the Company’s consolidated financial statements.

          Revenues from rental properties included in continuing operations for the years ended December 31, 2009, 2008 and 2007 were $84,539,000, $82,802,000 and $79,207,000, respectively, of which $59,956,000, $60,047,000 and $59,259,000, respectively, were received from Marketing under the Marketing Leases and $2,236,000, $2,113,000 and $1,580,000, respectively, were received from other tenants for reimbursement of real estate taxes. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenues from rental properties included in continuing operations for the years ended December 31, 2009, 2008 and 2007 include Revenue Recognition Adjustments of $2,026,000, 2,537,000 and $3,605,000, respectively. In the year ended December 31, 2007, the Company provided a non-cash $10,494,000 reserve for a portion of the deferred rent receivable recorded as of December 31, 2007 related to the Marketing Leases, $10,206,000 of which is included in earnings from continuing operations and $288,000 of which is included in earnings from discontinued operations. (See footnote 3 for additional information related to the Marketing Leases and the reserve.)

          The components of the $19,156,000 net investment in direct financing lease as of December 31, 2009, are minimum lease payments receivable of $78,187,000 plus unguaranteed estimated residual value of $1,907,000 less unearned income of $60,938,000.

          Future contractual minimum annual rentals receivable from Marketing under the Marketing Leases and from other tenants, which have terms in excess of one year as of December 31, 2009, are as follows (in thousands)(See footnote 3 for additional information related to the Marketing Leases and the reserve):

	OPERATING LEASES
				DIRECT FINANCING LEASE
YEAR ENDING DECEMBER 31,		OTHER TENANTS
	MARKETING		SUBTOTAL		TOTAL (a)

2010	$59,400	$22,140	$81,540	$3,110	$84,650
2011	59,377	22,462	81,839	3,188	85,027
2012	59,679	22,378	82,057	3,268	85,325
2013	59,770	21,924	81,694	3,349	85,043
2014	60,409	21,195	81,604	3,433	85,037
Thereafter	57,082	163,211	220,293	61,839	282,132

(a)	Includes $64,196,000 of future minimum annual rentals receivable under subleases.

          Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $7,323,000, $8,100,000 and $8,337,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2009, 2008 and 2007 was $12,760,000, $13,986,000 and $14,145,000, respectively.

          The Company has obligations to lessors under non-cancelable operating leases which have terms (excluding renewal term options) in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over eleven years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2010 — $6,673,000, 2011 — $5,487,000, 2012 — $3,986,000, 2013 — $2,810,000, 2014 — $1,868,000 and $2,958,000 thereafter.

3. COMMITMENTS AND CONTINGENCIES

          In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

          As of December 31, 2009, the Company leased eight hundred forty properties, or 78% of its one thousand seventy-one properties, on a long-term triple-net basis to Marketing, a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies (see note 2 for additional information).

          The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (71% for the year December 31, 2009), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 11 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing.) Marketing’s financial results depend largely on retail petroleum marketing margins from the sale of refined petroleum products at margins in excess of its fixed and variable expenses, performance of the petroleum marketing industry and rental income from its sub-tenants who operate their respective convenience stores, automotive repair services or other businesses at the Company’s properties. The petroleum marketing industry has been and continues to be volatile and highly competitive. Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2010, although there can be no assurance that it will continue to do so.

          For the year ended December 31, 2008, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. The Company has not received Marketing’s operating results for the year ended December 31, 2009. As a result of Marketing’s significant losses for each of the three years ended December 31, 2008, 2007 and 2006 and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, the Company previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless Marketing shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

          In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from the Company, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Marketing sold all assets unrelated to the properties it leases from the Company to its affiliates, LUKOIL Pan Americas L.L.C. and LUKOIL North America LLC. Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

          The Company believes that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the Company’s properties. Approximately two hundred fifty retail properties, comprising substantially all of the properties in New England that the Company leases to Marketing, have been subleased by Marketing to a single distributor. These properties are in the process of being rebranded BP stations and are being supplied petroleum products under a supply contract with BP. In addition, the Company believes that Marketing recently entered into a sublease with a single distributor in New Jersey covering approximately eighty-five of our properties. The Company believes that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from it.

          In connection with its restructuring, Marketing eliminated debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which the Company believes increased Marketing’s liquidity and improved its balance sheet. However, the Company cannot predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due and through the terms of the Marketing Leases. The Company continues to believe that to the extent Marketing requires continued financial support from Lukoil, that it is probable that Lukoil will continue to provide such financial support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that the Company’s belief regarding the likelihood of Lukoil providing continuing financial support to Marketing will prove to be incorrect or will change as circumstances change.

          From time to time the Company has held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These efforts have been unsuccessful to date as the Company has not yet reached a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, the Company has been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. The Company intends to continue to pursue the removal of individual properties from the Marketing Leases, and it remains open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from the Company, it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not.

          The Company intends either to re-let or sell any properties that are removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. The Company intends to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

          As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. The Company believes that as of December 31, 2009, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty, or 18%, of the Company’s properties and the Company also believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. Marketing recently agreed to permit the Company to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and the Company is marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between the Company and Marketing on terms for removal of properties from the Marketing Leases. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

          Based on the Company’s prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases to remove approximately 40% of the properties from the Marketing Leases, the Company concluded that it cannot reasonably assume that it will collect all of the rent due to the Company related to those properties for the remainder of the current term of each lease comprising the Marketing Leases. Accordingly, the Company recorded a $10,494,000 non-cash deferred rent receivable reserve as of December 31, 2007 based on the deferred rent receivable recorded related to the those properties because the Company then believed those properties were most likely to be removed from the Marketing Leases as a result of a modification of the Marketing Leases. Providing this non-cash deferred rent receivable reserve reduced the Company’s net earnings but did not impact the Company’s cash flow from operating activities for 2007. The deferred rent receivable and the related $10,494,000 deferred rent receivable reserve have declined since December 31, 2007 as a result of regular monthly lease payments being made by Marketing and the removal of individual properties from the Marketing Leases.

          The Company continues to believe that it is likely that the Marketing Leases will be modified and therefore it cannot reasonably assume that it will collect all of the rent due to the Company for the entire portfolio of properties it leases to Marketing for the remainder of the current term of each lease comprising the Marketing Leases. However, as a result of Marketing’s restructuring announced in the fourth quarter of 2009 and the potential effect on the Company’s properties caused by changes in Marketing’s business model, the Company reevaluated the entire portfolio of properties it leases to Marketing, and reconstituted the list of properties that the Company used to estimate the deferred rent receivable reserve as of December 31, 2009. The Company reviewed the properties that had previously been designated to the Company by Marketing for removal and which were the subject of its prior decision to attempt to negotiate with Marketing for a modification of the Marketing Leases and from that group of properties, the Company excluded properties that it no longer considered to be the most likely to be removed from the Marketing Leases, such as those which are subject to significant subleases between Marketing and various distributors (as described above) and third party leased properties. Then, to the group of properties remaining, the Company added properties previously designated by Marketing for removal from time to time and properties that the Company believe are currently negative or marginal contributors to Marketing’s results, such as those that are vacant or have had tanks removed. Based on its reevaluation of the entire portfolio of properties we lease to Marketing, the Company identified three hundred fifty properties as being the most likely to be removed from the Marketing Leases. The Company’s estimate of the deferred rent receivable reserve as of December 31, 2009 of $9.4 million is based on the deferred rent receivable attributable to these three hundred fifty properties. The Company has not provided a deferred rent receivable reserve related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

          The Company has performed an impairment analysis of the carrying amount of the properties subject to the Marketing Leases from time to time in accordance with GAAP when indicators of impairment exist. During the year ended December 31, 2008, the Company reduced the estimated useful lives of certain long-lived assets for properties subject to the Marketing Leases resulting in accelerating the depreciation expense recorded for those assets. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the year ended December 31, 2008 was not material. During the year ended December 31, 2009, the Company reduced the carrying amount to fair value, and recorded impairment charges aggregating $1,135,000, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between marketplace participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.

          Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at one hundred eighty-seven retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of December 31, 2009 or 2008. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance could result in an event of default pursuant to each agreement which, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement.

          Should the Company’s assessments, assumptions and beliefs prove to be incorrect, including, in particular, the Company’s belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases, (iii) potential impairment of the properties subject to the Marketing Leases and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.

          Although Marketing has made all required monthly rental payments under the Marketing Leases when due through March 2010, the Company cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

          The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of December 31, 2009 and 2008 in connection with this indemnification agreement.

          The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of December 31, 2009 and December 31, 2008, the Company had accrued $3,790,000 and $1,671,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. The Company has not accrued for approximately $950,000 in costs allegedly incurred by the current property owner in connection with removal of USTs and soil remediation at a property that had been leased to and operated by Marketing. The Company believes Marketing is responsible for such costs under the terms of the Master Lease and tendered the matter for defense and indemnification from Marketing, but Marketing denied its liability for the claim and its responsibility to defend against and indemnify the Company for the claim. The Company filed a third party claim against Marketing for indemnification in this matter. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification by Marketing were actively litigated, leading to a trial held before a judge. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was accountable for such costs under the indemnification provisions of the Master Lease. The order on the trial court’s decision was entered in February 2010, making such decision final for purposes of initiating the limited period of time following which appeal may be taken. The Company believes that Marketing will appeal the decision; however, the Company believes the probability that Marketing will not be ultimately responsible for the claim for clean-up costs incurred by the current property owner is remote. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

          In September 2003, the Company received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying the Company that it is one of approximately sixty-six potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. The Company is a member of a Cooperating Parties Group which has agreed to take over from the United States Environmental Protection Agency (“EPA”) performance of a remedial investigation and feasibility study intended to evaluate alternative remedial actions with respect to alleged damages to the Lower Passaic River. The remedial investigation and feasibility study does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

          In a related action, in December 2005, the State of New Jersey brought suit against certain companies which the State alleges are responsible for pollution of the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately three hundred additional parties, including the Company, seeking contribution for a pro-rata share of response costs, cleanup, and other damages. A Special Master has been appointed by the court to try and design an alternative dispute resolution process for achieving a global resolution of this litigation. The Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

          As of December 31, 2009, the Company is defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. Pursuant to consolidation procedures under federal law, most of the MTBE cases originally filed were transferred to the United States District Court for the Southern District of New York for coordinated Multi-District Litigation proceedings. The Company is presently named as a defendant in thirty-nine out of more than one hundred cases that have been consolidated in this Multi-District Litigation, and the Company is also named as a defendant in fourteen related MTBE cases pending in the Supreme Court of New York, Nassau County. A majority of the primary defendants entered into global settlement agreements which settled one hundred two individual cases brought by the same law firm on behalf of various plaintiffs. The Company remains a defendant in twenty-seven of these one hundred two cases. The Company is also a defendant in twenty-five other individual MTBE cases brought by another firm, and it is also a defendant in a final MTBE case in the consolidated Multi-District Litigation brought by the State of New Jersey.

          In 2009, the Company provided litigation reserves of $2,300,000 relating to a majority of the MTBE cases pending against it. However, the Company is still unable to estimate its liability for a minority of the cases pending against it. Further, notwithstanding that the Company has provided a litigation reserve as to certain of the MTBE cases, there remains uncertainty as to the accuracy of the allegations in these cases as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.

          The ultimate resolution of the matters related to the Lower Passaic River and the MTBE multi-district litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

          Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of December 31, 2009 and December 31, 2008, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $292,000 and $290,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 include, in general and administrative expenses, a charge of $25,000, a credit of $72,000 and a charge of $81,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

4. CREDIT AGREEMENT, TERM LOAN AGREEMENT AND INTEREST RATE SWAP AGREEMENT

          As of December 31, 2009, borrowings under the Credit Agreement, described below, were $151,200,000, bearing interest at a weighted-average effective rate of 3.0% per annum. The weighted-average effective rate is based on $106,200,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Company had $23,800,000 available under the terms of the Credit Agreement as of December 31, 2009. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of December 31, 2009, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

          Subject to the terms of the Credit Agreement and continued compliance with the covenants therein, the Company has the option to extend the term of the credit agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The Company does not expect to exercise its option to increase the amount of the Credit Agreement at this time. In addition, based on the current lack of liquidity in the credit markets, the Company believes that it would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to the Company, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Term Loan Agreement described below.

          On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of December 31, 2009, borrowings under the Term Loan Agreement were $24,370,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Credit Agreement.

          The aggregate maturities of the Company’s outstanding debt is as follows: 2010 — $780,000, 2011 — $151,980,000, and 2012 — $22,810,000.

          The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of December 31, 2009, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

          The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of December 31 of each year thereafter, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during 2009, 2008 or 2007 representing the hedge’s ineffectiveness. At December 31, 2009 and 2008, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $2,993,000 and $4,296,000, respectively. For the year ended December 31, 2009, 2008 and 2007, the Company has recorded, in accumulated other comprehensive loss in the Company’s consolidated balance sheets, a gain of $1,303,000, a loss of $1,997,000, and a loss of $1,478,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $2,993,000 recorded as of December 31, 2009 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

          The fair value of the Swap Agreement was $2,993,000 as of December 31, 2009, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $144,700,000 as of December 31, 2009. The fair value of the borrowings outstanding under the Term Loan Agreement was $24,400,000 as of December 31, 2009. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of December 31, 2009, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.

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

          The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants based on the tenants’ history of paying such obligations and/or the Company’s assessment of their financial ability to pay their share of such costs. However, there can be no assurance that the Company’s assessments are correct or that the Company’s tenants who have paid their obligations in the past will continue to do so.

          Of the eight hundred forty properties leased to Marketing as of December 31, 2009, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-seven retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

          It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company is required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See note 3 for contingencies related to Marketing and the Marketing Leases for additional information.)

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

          Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of December 31, 2009, the Company had regulatory approval for remediation action plans in place for two hundred forty-five (95%) of the two hundred fifty-eight properties for which it continues to retain environmental responsibility and the remaining thirteen properties (5%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-two properties where it has received “no further action” letters.

          Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $3,910,000, $4,649,000 and $5,135,000 for 2009, 2008 and 2007, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

          As of December 31, 2009, 2008, 2007 and 2006, the Company had accrued $16,527,000, $17,660,000, $18,523,000 and $17,201,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of December 31, 2009, 2008, 2007 and 2006, the Company had also recorded $3,882,000, $4,223,000 $4,652,000, and $3,845,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $13,437,000, $13,871,000 and $13,356,000 as of December 31, 2008, 2007 and 2006, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $884,000, $956,000 and $974,000 of net accretion expense was recorded for the year ended December 31, 2009, 2008 and 2007, respectively, substantially all of which is included in environmental expenses.

          In view of the uncertainties associated with environmental expenditures, contingencies related to Marketing and the Marketing Leases and contingencies related to other parties, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by the Company. (See note 3 for contingencies related to Marketing and the Marketing Leases for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company’s financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

6. INCOME TAXES

          Net cash paid for income taxes for the years ended December 31, 2009, 2008 and 2007 of $467,000, $708,000 and $488,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in the Company’s consolidated statements of operations.

          Earnings and profits (as defined in the Internal Revenue Code) is used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statement purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Earnings and profits were $47,349,000, $40,906,000 and $41,147,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2009, 2008 and 2007 were: ordinary income of 100.0%, 87.4% and 90.3%; capital gain distributions of 0.0%, 1.2% and 0.0% and non-taxable distributions of 0.0%, 11.4% and 9.7%, respectively.

          In order to qualify as a REIT, among other items, the Company must pay out substantially all of its earnings and profits in cash distributions to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. The Company accrues for this and certain other tax matters when appropriate based on information currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns filed for the years 2006, 2007 and 2008, and tax returns which will be filed for the year ended 2009, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations. In 2006 the Company eliminated the amount it had accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

7. SHAREHOLDERS’ EQUITY

          A summary of the changes in shareholders’ equity for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

			PAID-IN CAPITAL	DIVIDEND PAID IN EXCESS OF EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS

	COMMON STOCK
	SHARES	AMOUNT				TOTAL

BALANCE, DECEMBER 31, 2006	24,765	$248	$258,647	$(32,499)	$(821)	$225,575
Net earnings				33,894		33,894
Dividends - $1.85 per share				(45,900)		(45,900)
Stock-based compensation			87			87
Net unrealized loss on interest rate swap					(1,478)	(1,478)

BALANCE, DECEMBER 31, 2007	24,765	248	258,734	(44,505)	(2,299)	212,178
Net earnings				41,810		41,810
Dividends - $1.87 per share				(46,429)		(46,429)
Stock-based compensation	1		326			326
Stock options exercised			9			9
Net unrealized loss on interest rate swap					(1,997)	(1,997)

BALANCE, DECEMBER 31, 2008	24,766	248	259,069	(49,124)	(4,296)	205,897
Net earnings				47,049		47,049
Dividends - $1.89 per share				(46,970)		(46,970)
Stock-based compensation			390			390
Net unrealized gain on interest rate swap					1,303	1,303

BALANCE, DECEMBER 31, 2009	24,766	$248	$259,459	$(49,045)	$(2,993)	$207,669

          The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, for issuance in series, of which none were issued as of December 31, 2009, 2008, 2007 and 2006.

8. SEVERANCE AGREEMENT AND EMPLOYEE BENEFIT PLANS

          General and administrative expenses include a provision of $447,000 recorded in 2007 primarily due to the payment of severance and the accelerated vesting of 14,250 restricted stock units which were unvested and scheduled to vest five years from the date of each grant in conjunction with the resignation of Mr. Andy Smith, the former President and Chief Legal Officer of the Company.

          The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors. Also, under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $159,000, $151,000 and

$100,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included in the accompanying consolidated statements of operations.

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

          The Company awarded to employees and directors 23,600, 23,800 and 17,550 restricted stock units (“RSUs”) and dividend equivalents in 2009, 2008 and 2007, respectively. The RSUs are settled subsequent to the termination of employment with the Company. On the settlement date each RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. In 2008, the Company settled 1,000 RSUs by issuing 400 shares of common stock with an intrinsic value of $7,000 net of employee tax withholdings and cancelling 600 RSUs that were not vested. In 2007, the Compensation Committee elected to settle 14,250 RSUs in cash for $405,000. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The 85,600 RSUs outstanding as of December 31, 2009 vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty percent of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award.

          The fair values of the RSUs were determined based on the closing market price of the Company’s stock on the date of grant. The average fair values of the RSUs granted in 2009, 2008, and 2007 were estimated at $16.64, $26.86, and $28.78 per unit on the date of grant with an aggregate fair value estimated at $393,000, $639,000 and $505,000, respectively. The fair value of the grants is recognized as compensation expense ratably over the five year vesting period of the RSUs. As of December 31, 2009, there was $981,000 of total unrecognized compensation cost related to RSUs granted under the 2004 Plan.

          The fair value of the 12,400, 7,840 and 19,330 RSUs which vested during the years ended December 31, 2009, 2008 and 2007 was $335,000, $213,000 and $523,000, respectively. The aggregate intrinsic value of the 85,600 outstanding RSUs and the 29,800 vested RSUs as of December 31, 2009 was $2,014,000 and $701,000, respectively. For the years ended December 31, 2009, 2008 and 2007, dividend equivalents aggregating approximately $162,000, $117,000 and $85,000, respectively, were charged against retained earnings when common stock dividends were declared.

          The Company has a stock option plan (the “Stock Option Plan”). The Company’s authorization to grant options to purchase shares of the Company’s common stock under the Stock Option Plan expired in January 2008. No options were granted in 2008. Stock options vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty-five percent of the total number of options covered by the award. As of December 31, 2009, there was $6,000 of unrecognized compensation cost related to non-vested options granted in May 2007 under the Stock Option Plan with an estimated fair value of $18,000, or $3.51 per option. The total fair value of the options vested during the years ended December 31, 2009 and 2008 was $4,000 in each year. As of December 31, 2009, there were 1,750, 10,500 and 5,000 options outstanding which were exercisable at prices of $16.15, $18.30 and $27.68 with a remaining contractual life of two, three and eight years, respectively.

          The following is a schedule of stock option prices and activity relating to the Stock Option Plan:

	YEAR ENDED DECEMBER 31,

	2009				2008		2007

	NIMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERXCISE PRICE

Outstanding at beginning of year	17,250	$20.80			17,750	$20.73	12,750	$18.00
Issued	—	—			—	—	5,000	27.68
Exercised (a)	—	—			(500)	18.30	—	—

Outstanding at end of year	17,250	$20.80	4.3	68	17,250	$20.80	17,750	$20.73

Exercisable at end of Year (b)	14,750	19.63	4.5	68	13,500	$18.89	12,750	$18.00

(a)	The total intrinsic value of the options exercised during the year ended December 31, 2008 was $5,000.

(b)	The options vested during the years ended December 31, 2009 and 2008 was 1,250 in each year. No options vested during the year ended December 31, 2007.

9. QUARTERLY FINANCIAL DATA

          The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,

YEAR ENDED DECEMBER 31, 2009 (a)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues from rental properties	$20,652	$20,561	$20,784	$22,542	$84,539
Earnings from continuing operations	9,571	10,477	10,638	10,738	41,424
Net earnings	9,928	13,605	12,185	11,331	47,049
Diluted earnings per common share:
Earnings from continuing operations	.39	.42	.43	.43	1.67
Net earnings	.40	.55	.49	.46	1.90

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,

YEAR ENDED DECEMBER 31, 2008	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues from rental properties	$21,014	$20,419	$20,741	$20,628	$82,802
Earnings from continuing operations	10,773	9,263	9,919	8,812	38,767
Net earnings	11,371	10,635	10,489	9,315	41,810
Diluted earnings per common share:
Earnings from continuing operations	.43	.37	.40	.36	1.57
Net earnings	.46	.43	.42	.38	1.69

(a) Includes the effect of the $49.0 million acquisition of gasoline stations and convenience store properties from White Oak Petroleum LLC which was completed on September 25, 2009.

10. PROPERTY ACQUISITIONS

          In addition to the acquisition of sixty-four properties from Trustreet described in more detail below, in 2007 the Company also exercised its fixed price purchase option for seven leased properties, purchased two properties and redeveloped one property by purchasing land adjacent to it and building a new convenience store on the existing site. In 2008, the Company exercised its fixed price purchase option for three leased properties and purchased six properties. In addition to the acquisition of thirty-six properties from White Oak described in more detail below, in 2009 the Company also exercised its fixed purchase price option for one property and purchased three properties.

Acquisition of sixty-four properties from Trustreet

          Effective March 31, 2007, the Company acquired fifty-nine convenience store and retail motor fuel properties in ten states for approximately $79,335,000 from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation, for cash with funds drawn under its Credit Agreement. Effective April 23, 2007, the Company acquired five additional properties from Trustreet for approximately $5,200,000. The aggregate cost of the acquisitions, including $1,131,000 of transaction costs, is approximately $84,535,000. Substantially all of the properties are triple-net-leased to tenants who previously leased the properties from the seller. The leases generally provide that the tenants are responsible for substantially all existing and future environmental conditions at the properties. The purchase price has been allocated between assets, liabilities and intangible assets based on the estimates of fair value. The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-

market and below-market leases and in-place leases). Based on these estimates, the Company allocated $89,908,000, $5,351,000 and $10,724,000 of the purchase price to acquired tangible assets; identified intangible assets; and identified intangible liabilities, respectively.

          The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the historical financial information of the properties acquired in 2007 which was derived from the consolidated books and records of Trustreet. The unaudited pro forma condensed consolidated financial information assumes that the acquisitions had occurred as of the beginning of 2007, after giving effect to certain adjustments including (a) rental income adjustments resulting from (i) the straight-lining of scheduled rent increases and (ii) the net amortization of the intangible assets relating to above-market leases and intangible liabilities relating to below-market leases over the remaining lease terms which average eleven years and (b) depreciation and amortization adjustments resulting from (i) the depreciation of real estate assets over their useful lives which average seventeen years and (ii) the amortization of intangible assets relating to leases in place over the remaining lease terms. The following unaudited pro forma condensed consolidated financial information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition.

          The unaudited pro forma condensed financial information the years ended December 31, 2007 is not indicative of the results of operations that would have been achieved had the acquisition from Trustreet reflected herein been consummated at the beginning of 2007 or that will be achieved in the future and is as follows (in thousands, except per share amounts):

Year ended December 31,

2007

Revenue from rental properties	$82,089

Net earnings	$34,348

Basic and diluted net earnings per common share	$1.39

Acquisition of thirty-six properties from White Oak

          On September 25, 2009 the Company acquired the real estate assets and improvements of thirty-six gasoline station and convenience store properties located primarily in Prince George’s County, Maryland, for $49,000,000 in a sale/leaseback transaction with White Oak Petroleum LLC (“White Oak”). The Company financed this transaction with $24,500,000 of borrowings under the Company’s existing Credit Agreement and $24,500,000 of indebtedness under the Term Loan Agreement entered into on that date.

          The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak, and the Company, whereby White Oak acquired the real estate assets properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate assets of all thirty-six properties with the Company. The Company entered into a unitary triple-net lease for the real estate assets with White Oak which has an initial term of twenty years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations of 2½% per year. White Oak is responsible to pay for all existing and future environmental liabilities related to the properties.

          The purchase price has been allocated among the assets acquired based on the estimates of fair value. The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, the Company allocated $29,929,000 of the purchase price to land, which is accounted for as an operating lease, and $19,071,000 to buildings and equipment, which is accounted for as a direct financing lease.

          The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of each of the years presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases and

(b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement and borrowings outstanding provided by the Term Loan Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from White Oak reflected herein been consummated on the dates indicated or that will be achieved in the future. (in thousands)

	Year Ended December 31,

	2009	2008

Revenue from rental properties	$89,372	$89,370

Net earnings	$50,930	$45,885

Basic and diluted net earnings per common share	$2.06	$1.85

          The selected financial data of White Oak, LLC as of December 31, 2009 and from its inception on September 26, 2009 through December 31, 2009, which has been prepared by White Oak’s management, is provided below.

(in thousands)

Operating Data (from September 26, 2009 to December 31, 2009:

Gross sales	$43,171

Gross profit	1,082

Net (loss)	(1,372)

Balance Sheet Data (at December 31, 2009):

Current assets	1,613

Noncurrent assets	56,666

Current liabilities	5,795

Noncurrent liabilities	53,605

11. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

          Condensed combining financial information as of December 31, 2009 and 2008 and for the three year period ended December 31, 2009 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 78% of the Company’s properties as of December 31, 2009) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of December 31, 2009 or the property’s use immediately prior to its disposition or third party lease expiration.

          Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the three year period ended December 31, 2009. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the eight hundred forty properties leased to Marketing as of December 31, 2009, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-seven retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)

          The heading “Corporate” in the statements below includes assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes which were not incurred on behalf of the Company’s leasing operations and are not reasonably allocable to Marketing or other tenants. With respect to general and administrative expenses, the Company has attributed those expenses clearly applicable to Marketing and other tenants. The Company considered various methods of allocating to Marketing and other tenants amounts included under the heading “Corporate” and determined that none of the methods resulted in a reasonable allocation of such amounts or an allocation of such amounts that more clearly summarizes the net contribution to the Company’s financial results realized from the leasing operations of properties leased to Marketing and of properties leased to other tenants. Moreover, the Company determined that each of the allocation methods it considered resulted in a presentation of these amounts that would make it more difficult to understand the clearly identifiable results from its leasing operations attributable to Marketing and other tenants. The Company believes that the segregated presentation of assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes provides the most meaningful presentation of these amounts since changes in these amounts are not fully correlated to changes in the Company’s leasing activities.

          While the Company believes these assumptions, judgments and allocations are reasonable, the condensed combining financial information is not intended to reflect what the net results would have been had assets, liabilities, lease agreements and other operations attributable to Marketing or its other tenants had been conducted through stand-alone entities during any of the periods presented.

          The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

Revenues from rental properties	$59,818	$24,721	$—	$84,539
Operating expenses:
Rental property expenses	(6,297)	(3,994)	(560)	(10,851)
Impairment charges	(1,135)	—	—	(1,135)
Environmental expenses, net	(8,599)	(200)	—	(8,799)
General and administrative expenses	(280)	(231)	(6,338)	(6,849)
Depreciation and amortization expense	(5,565)	(5,339)	(71)	(10,975)

Total operating expenses	(21,876)	(9,764)	(6,969)	(38,609)

Operating income	37,942	14,957	(6,969)	45,930
Other income, net	154	(13)	444	585
Interest expense	—	—	(5,091)	(5,091)

Earnings from continuing operations	38,096	14,944	(11,616)	41,424
Discontinued operations:
Earnings from operating activities	209	90	—	299
Gains on dispositions of real estate	4,590	736	—	5,326

Earnings from discontinued operations	4,799	826	—	5,625

Net earnings	$42,895	$15,770	$(11,616)	$47,049

          The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2008 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

Revenues from rental properties	$60,526	$22,276	$—	$82,802
Operating expenses:
Rental property expenses	(6,937)	(3,944)	(601)	(11,482)
Environmental expenses, net	(7,152)	(213)	—	(7,365)
General and administrative expenses	(686)	(193)	(5,952)	(6,831)
Depreciation and amortization expense	(6,743)	(4,944)	(39)	(11,726)

Total operating expenses	(21,518)	(9,294)	(6,592)	(37,404)

Operating income	39,008	12,982	(6,952)	45,398
Other income, net	384	5	14	403
Interest expense	—	—	(7,034)	(7,034)

Earnings from continuing operations	39,392	12,987	(13,612)	38,767
Discontinued operations:
Earnings from operating activities	546	99	—	645
Gains on dispositions of real estate	912	1,486	—	2,398

Earnings from discontinued operations	1,458	1,585	—	3,043

Net earnings	$40,850	$14,572	$(13,612)	$41,810

          The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2007 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

Revenues from rental properties	$60,464	$18,743	$—	$79,207
Operating expenses:
Rental property expenses	(7,209)	(3,145)	(510)	(10,864)
Environmental expenses, net	(7,943)	(246)	—	(8,189)
General and administrative expenses	(267)	(171)	(6,231)	(6,669)
Allowance for deferred rent receivable	(10,206)	—	—	(10,206)
Depreciation and amortization expense	(5,287)	(4,273)	(40)	(9,600)

Total operating expenses	(30,912)	(7,835)	(6,781)	(45,528)

Operating income	29,552	10,908	(6,781)	33,679
Other income, net	1,569	45	309	1,923
Interest expense	—	—	(7,760)	(7,760)

Earnings from continuing operations	31,121	10,953	(14,232)	27,842
Discontinued operations:
Earnings from operating activities	1,149	338	—	1,487
Gains on dispositions of real estate	1,479	3,086	—	4,565

Earnings from discontinued operations	2,628	3,424	—	6,052

Net earnings	$33,749	$14,377	$(14,232)	$33,894

          The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2009 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

ASSETS:
Real Estate:
Land	$137,887	$114,196	$—	$252,083
Buildings and improvements	154,344	97,172	275	251,791

	292,231	211,368	275	503,874

Less — accumulated depreciation and amortization	(116,128)	(20,386)	(155)	(136,669)

Real estate, net	176,103	190,982	120	367,205
Net investment in direct financing lease	—	19,156	—	19,156
Deferred rent receivable, net	22,801	4,680	—	27,481
Cash and cash equivalents	—	—	3,050	3,050
Recoveries from state underground storage tank funds, net	3,784	98	—	3,882
Mortgages and accounts receivable, net	—	970	1,432	2,402
Prepaid expenses and other assets	—	4,052	5,644	9,696

Total assets	202,688	219,938	10,246	432,872

LIABILITIES:
Borrowings under credit line	—	—	151,200	151,200
Term loan	—	—	24,370	24,370
Environmental remediation costs	16,114	413	—	16,527
Dividends payable	—	—	11,805	11,805
Accounts payable and accrued expenses	920	8,643	11,738	21,301

Total liabilities	17,034	9,056	199,113	225,203

Net assets (liabilities)	$185,654	$210,882	$(188,867)	$207,669

          The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2008 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

ASSETS:
Real Estate:
Land	$138,886	$82,654	$—	$221,540
Buildings and improvements	157,554	94,060	413	252,027

	296,440	176,714	413	473,567

Less — accumulated depreciation and amortization	(113,122)	(15,929)	(271)	(129,322)

Real estate, net	183,318	160,785	142	344,245
Deferred rent receivable, net	22,900	3,818	—	26,718
Cash and cash equivalents	—	—	2,178	2,178
Recoveries from state underground storage tank funds, net	4,060	163	—	4,223
Mortgages and accounts receivable, net	7	239	1,287	1,533
Prepaid expenses and other assets	—	4,509	4,407	8,916

Total assets	210,285	169,514	8,014	387,813

LIABILITIES:
Borrowings under credit line	—	—	130,250	130,250
Environmental remediation costs	17,264	396	—	17,660
Dividends payable	—	—	11,669	11,669
Accounts payable and accrued expenses	1,152	9,711	11,474	22,337

Total liabilities	18,416	10,107	153,393	181,916

Net assets (liabilities)	$191,869	$159,407	$(145,379)	$205,897

          The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$42,895	$15,770	$(11,616)	$47,049
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	5,607	5,349	71	11,027
Impairment charges	1,135	—	—	1,135
Gain from dispositions of real estate	(4,744)	(723)	—	(5,467)
Deferred rental revenue	99	(862)	—	(763)
Amortization of above-market and below-market leases	—	(1,217)	—	(1,217)
Amortization of investment in direct financing lease	—	(85)	—	(85)
Accretion expense	864	20	—	884
Stock-based employee compensation expense	—	—	390	390
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	650	74	—	724
Mortgages and accounts receivable, net	7	(731)	—	(724)
Prepaid expenses and other assets	—	(47)	386	339
Environmental remediation costs	(2,388)	(12)	—	(2,400)
Accounts payable and accrued expenses	(232)	305	1,567	1,640

Net cash flow provided by (used in) operating activities	43,893	17,841	(9,202)	52,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(483)	(54,785)	(49)	(55,317)
Proceeds from dispositions of real estate	5,701	1,238	—	6,939
(Increase) decrease in cash held for property acquisitions	—	—	(1,623)	(1,623)
Collection (issuance) of mortgages receivable, net	—	—	(145)	(145)

Net cash flow provided by (used in) investing activities	5,218	(53,547)	(1,817)	(50,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	20,950	20,950
Borrowings under term loan agreement, net	—	—	24,370	24,370
Cash dividends paid	—	—	(46,834)	(46,834)
Cash consolidation - Corporate	(49,111)	35,706	13,405	—

Net cash flow provided by (used in) financing activities	(49,111)	35,706	11,891	(1,514)

Net increase in cash and cash equivalents	—	—	872	872
Cash and cash equivalents at beginning of period	—	—	2,178	2,178

Cash and cash equivalents at end of year	$—	$—	$3,050	$3,050

          The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2008 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,850	$14,572	$(13,612)	$41,810
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	6,839	4,997	39	11,875
Gain from dispositions of real estate	(1,296)	(1,491)	—	(2,787)
Deferred rental revenue	(539)	(1,264)	—	(1,803)
Amortization of above-market and below-market leases	—	(790)	—	(790)
Accretion expense	934	22	—	956
Stock-based employee compensation expense	—	—	326	326
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	691	136	—	827
Mortgages and accounts receivable, net	8	(13)	—	(5)
Prepaid expenses and other assets	—	12	411	423
Environmental remediation costs	(1,948)	(269)	—	(2,217)
Accounts payable and accrued expenses	(222)	382	(1,191)	(1,031)

Net cash flow provided by (used in) operating activities	45,317	16,294	(14,027)	47,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(1,233)	(5,346)	—	(6,579)
Proceeds from dispositions of real estate	3,268	2,027	—	5,295
(Increase) decrease in cash held for property acquisitions	—	—	2,397	2,397
Collection (issuance) of mortgages receivable, net	—	—	(55)	(55)

Net cash flow provided by (used in) investing activities	2,035	(3,319)	2,342	1,058

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	(2,250)	(2,250)
Cash dividends paid	—	—	(46,294)	(46,294)
Cash paid in settlement of restricted stock units	—	—	9	9
Cash consolidation – Corporate	(47,352)	(12,975)	60,327	—

Net cash flow provided by (used in) financing activities	(47,352)	(12,975)	11,792	(48,535)

Net increase in cash and cash equivalents	—	—	107	107
Cash and cash equivalents at beginning of period	—	—	2,071	2,071

Cash and cash equivalents at end of year	$—	$—	$2,178	$2,178

          The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2007 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,749	$14,377	$(14,232)	$33,894
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	5,406	4,348	40	9,794
Gain from dispositions of real estate	(3,048)	(3,131)	—	(6,179)
Deferred rental revenue	(1,776)	(1,336)	—	(3,112)
Allowance for deferred rent receivable	10,494	—	—	10,494
Amortization of above-market and below-market leases	—	(1,047)	—	(1,047)
Accretion expense	952	22	—	974
Stock-based employee compensation expense	—	—	492	492
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(386)	7	—	(379)
Mortgages and accounts receivable, net	(4)	48	—	44
Prepaid expenses and other assets	—	1,669	(1,799)	(130)
Environmental remediation costs	(62)	(18)	—	(80)
Accounts payable and accrued expenses	(59)	220	(410)	(249)

Net cash flow provided by (used in) operating activities	45,266	15,159	(15,909)	44,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(1,576)	(89,006)	(54)	(90,636)
Proceeds from dispositions of real estate	3,855	4,565	—	8,420
(Increase) decrease in cash held for property acquisitions	—	—	(2,079)	(2,079)
Collection (issuance) of mortgages receivable, net	—	—	267	267

Net cash flow provided by (used in) investing activities	2,279	(84,441)	(1,866)	(84,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	87,500	87,500
Repayment of mortgages payable, net	—	—	(194)	(194)
Cash dividends paid	—	—	(45,650)	(45,650)
Credit agreement origination costs	—	—	(863)	(863)
Cash paid in settlement of restricted stock units	—	—	(405)	(405)
Cash consolidation – Corporate	(47,545)	69,282	(21,737)	—

Net cash flow provided by (used in) financing activities	(47,545)	69,282	18,651	40,388

Net increase in cash and cash equivalents	—	—	876	876
Cash and cash equivalents at beginning of period	—	—	1,195	1,195

Cash and cash equivalents at end of year	$—	$—	$2,071	$2,071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 16, 2010

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

          As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

          The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

NAME	AGE	POSITION	OFFICER SINCE

Leo Liebowitz	82	Chairman and Chief Executive Officer	1971
Kevin C. Shea	50	Executive Vice President	2001
Thomas J. Stirnweis	51	Vice President, Treasurer and Chief Financial Officer	2001
Joshua Dicker	49	Vice President, General Counsel and Secretary	2008

          Mr. Liebowitz cofounded the Company in 1955 and has served as Chief Executive Officer since 1985. He was the President of the Company from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Marketing from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co. As part of the Company’s management succession process, Mr. Liebowitz will relinquish his position as Chief Executive Officer of the Company at the Company’s 2010 annual stockholder’s meeting, (the “2010 Annual Meeting”) currently scheduled for May 20, 2010. Mr. Liebowitz will continue to serve as Chairman of the Company’s Board of Directors and will retain an active role in the Company through May 2013 at which time he intends to retire.

          Mr. David B. Driscoll will be appointed to the position of President of the Company, effective on April 1, 2010. In addition, Mr. Driscoll will be appointed as the Company’s Chief Executive Officer, effective on the date of the 2010 Annual Meeting. Mr. Driscoll currently serves as, and will remain, a Director of the Company. Mr. Driscoll is a Managing Director at Morgan Joseph and Co. Inc. where he was a founding shareholder. Prior to his work at Morgan Joseph, Mr. Driscoll was a Managing Director for ING Barings, where he was Global Coordinator of the real estate practice and prior to ING Barings, Mr. Driscoll was the founder of the real estate group at Smith Barney, which he ran for more than a decade.

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

          Mr. Dicker has served as Vice President, General Counsel and Secretary since February 2009. He was General Counsel and Secretary since joining the Company in February 2008. Prior to joining Getty, he was a partner at the law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          There were no such relationships or transactions to report for the year ended December 31, 2009.

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

(a)(2) Financial Statement Schedules

GETTY REALTY CORP.
INDEX TO FINANCIAL STATEMENT SCHEDULES
Item 15(a)(2)

(a)(3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 90 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

          Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2010 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2010

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES
for the years ended December 31, 2009, 2008 and 2007
(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR

December 31, 2009:
Allowance for deferred rent receivable	$10,029	$—	$640	$9,389
Allowance for mortgages and accounts receivable	$100	$120	$85	$135
Allowance for deposits held in escrow	$377	$—	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

December 31, 2008:
Allowance for deferred rent receivable	$10,494	$—	$465	$10,029
Allowance for mortgages and accounts receivable	$100	$71	$71	$100
Allowance for deposits held in escrow	$—	$377	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

December 31, 2007:
Allowance for deferred rent receivable	$—	$10,494	$—	$10,494
Allowance for mortgages and accounts receivable	$30	$70	$—	$100
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
As of December 31, 2009
(in thousands)

          The summarized changes in real estate assets and accumulated depreciation are as follows:

	2009	2008	2007

Investment in real estate:
Balance at beginning of year	$473,567	$474,254	$383,558
Acquisitions	36,246	6,540	94,700
Capital expenditures	—	—	1,310
Impairment	(1,135)	—	—
Sales and condemnations	(3,298)	(3,939)	(3,464)
Lease expirations	(1,506)	(3,288)	(1,850)

Balance at end of year	$503,874	$473,567	$474,254

Accumulated depreciation and amortization:
Balance at beginning of year	$129,322	$122,465	$116,089
Depreciation and amortization expense	10,679	11,576	9,448
Sales and condemnations	(1,826)	(1,431)	(1,222)
Lease expirations	(1,506)	(3,288)	(1,850)

Balance at end of year	$136,669	$129,322	$122,465

          We are not aware of any material liens or encumbrances on any of our properties.

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

BROOKLYN, NY	$282,104	$301,052	$176,292	$406,864	$583,156	$372,670	1967
JAMAICA, NY	12,000	295,750	12,000	295,750	307,750	220,893	1970
REGO PARK, NY	33,745	281,380	23,000	292,125	315,125	249,086	1974
BROOKLYN, NY	74,808	125,120	30,694	169,234	199,928	165,328	1967
BRONX, NY	60,000	353,955	60,800	353,155	413,955	291,186	1965
CORONA, NY	114,247	300,172	112,800	301,619	414,419	230,641	1965
OCEANSIDE, NY	40,378	169,929	40,000	170,307	210,307	141,447	1970
BLUEPOINT, NY	96,163	118,524	96,068	118,619	214,687	116,418	1972
BRENTWOOD, NY	253,058	84,485	125,000	212,543	337,543	210,879	1968
BAY SHORE, NY	47,685	289,972	0	337,657	337,657	337,232	1969
WHITE PLAINS, NY	0	527,925	302,607	225,318	527,925	127,439	1972
PELHAM MANOR, NY	127,304	85,087	75,800	136,591	212,391	130,613	1972
BRONX, NY	0	309,235	176,558	132,677	309,235	86,961	1971
BRONX, NY	0	293,507	0	293,507	293,507	293,507	1972
BROOKLYN, NY	0	365,767	0	365,767	365,767	364,264	1970
POUGHKEEPSIE, NY	32,885	168,354	35,904	165,335	201,239	160,754	1971
WAPPINGERS FALLS, NY	114,185	159,162	111,785	161,562	273,347	157,257	1971
STONY POINT, NY	59,329	203,448	55,800	206,977	262,777	206,942	1971
KINGSTON, NY	29,010	159,986	12,721	176,275	188,996	174,808	1972
LAGRANGEVILLE, NY	129,133	101,140	64,626	165,647	230,273	164,522	1972
BRONX, NY	128,419	221,197	100,681	248,935	349,616	209,457	1972
STATEN ISLAND, NY	40,598	256,262	26,050	270,810	296,860	213,823	1973
BRONX, NY	141,322	141,909	86,800	196,431	283,231	189,474	1972
NEW YORK, NY	125,923	168,772	78,125	216,570	294,695	214,696	1972
MIDDLE VILLAGE, NY	130,684	73,741	89,960	114,465	204,425	110,305	1972
BROOKLYN, NY	100,000	254,503	66,890	287,613	354,503	251,641	1972
BROOKLYN, NY	135,693	91,946	100,035	127,604	227,639	110,972	1972
BROOKLYN, NY	147,795	228,379	103,815	272,359	376,174	241,697	1972
STATEN ISLAND, NY	101,033	371,591	75,650	396,974	472,624	304,088	1972
STATEN ISLAND, NY	25,000	325,918	0	350,918	350,918	350,918	1972
BRONX, NY	543,833	693,438	473,695	763,576	1,237,271	758,424	1970
BRONX, NY	90,176	183,197	40,176	233,197	273,373	207,493	1976
BRONX, NY	45,044	196,956	10,044	231,956	242,000	209,573	1976
BRONX, NY	128,049	315,917	83,849	360,117	443,966	280,785	1972
BRONX, NY	130,396	184,222	90,396	224,222	314,618	214,621	1972
BRONX, NY	118,025	290,298	73,025	335,298	408,323	294,627	1972
BRONX, NY	70,132	322,265	30,132	362,265	392,397	287,812	1972
BRONX, NY	78,168	450,267	65,680	462,755	528,435	378,580	1972
BRONX, NY	69,150	300,279	34,150	335,279	369,429	273,112	1972
YONKERS, NY	291,348	170,478	216,348	245,478	461,826	231,088	1972
SLEEPY HOLLOW, NY	280,825	102,486	129,744	253,567	383,311	247,803	1969
OLD BRIDGE, NJ	85,617	109,980	56,190	139,407	195,597	139,137	1972
BREWSTER, NY	117,603	78,076	72,403	123,276	195,679	118,832	1972
FLUSHING, NY	118,309	280,435	78,309	320,435	398,744	248,372	1973
BRONX, NY	0	278,517	0	278,517	278,517	243,120	1976
STATEN ISLAND, NY	173,667	133,198	113,369	193,496	306,865	183,514	1976
BRIARCLIFF MANOR, NY	652,213	103,753	501,687	254,279	755,966	244,336	1976
BRONX, NY	95,328	102,639	73,750	124,217	197,967	120,677	1976
BRONX, NY	88,865	193,679	63,315	219,229	282,544	218,236	1976
NEW YORK, NY	106,363	103,035	79,275	130,123	209,398	128,015	1976
NEW YORK, NY	146,159	407,286	43,461	509,984	553,445	410,723	1976
GLENDALE, NY	124,438	287,907	86,160	326,185	412,345	281,583	1976
OZONE PARK, NY	57,289	331,799	44,715	344,373	389,088	299,924	1976
LONG ISLAND CITY, NY	106,592	151,819	73,260	185,151	258,411	169,016	1976
RIDGE, NY	276,942	73,821	200,000	150,763	350,763	132,752	1977
NEW CITY, NY	180,979	100,597	109,025	172,551	281,576	172,312	1978
W. HAVERSTRAW, NY	194,181	38,141	140,000	92,322	232,322	89,998	1978
STATEN ISLAND, NY	0	271,332	0	271,332	271,332	271,334	1978
BROOKLYN, NY	74,928	250,382	44,957	280,353	325,310	222,546	1978
RONKONKOMA, NY	76,478	208,121	46,057	238,542	284,599	234,859	1978
STONY BROOK, NY	175,921	44,529	105,000	115,450	220,450	114,868	1978
MILLER PLACE, NY	110,000	103,160	66,000	147,160	213,160	146,205	1978
LAKE RONKONKOMA, NY	87,097	156,576	51,000	192,673	243,673	191,078	1978
E. PATCHOGUE, NY	57,049	210,390	34,213	233,226	267,439	232,540	1978
AMITYVILLE, NY	70,246	139,953	42,148	168,051	210,199	168,051	1978
BETHPAGE, NY	210,990	38,356	126,000	123,346	249,346	122,985	1978
HUNTINGTON STATION, NY	140,735	52,045	84,000	108,780	192,780	108,702	1978
BALDWIN, NY	101,952	106,328	61,552	146,728	208,280	125,641	1978
ELMONT, NY	388,848	114,933	231,000	272,781	503,781	242,996	1978
NORTH BABYLON, NY	91,888	117,066	59,059	149,895	208,954	148,060	1978
CENTRAL ISLIP, NY	103,183	151,449	61,435	193,197	254,632	193,197	1978
WHITE PLAINS, NY	120,393	67,315	0	187,708	187,708	187,708	1979
STATEN ISLAND, NY	0	222,525	0	222,525	222,525	222,525	1981
BROOKLYN, NY	116,328	232,254	75,000	273,582	348,582	268,060	1980
LONG ISLAND CITY, NY	191,420	390,783	116,554	465,649	582,203	352,385	1981
BAY SHORE, NY	156,382	123,032	85,854	193,560	279,414	191,476	1981
BRISTOL, CT	108,808	81,684	44,000	146,492	190,492	144,412	1982
CROMWELL, CT	70,017	183,119	24,000	229,136	253,136	229,136	1982
EAST HARTFORD, CT	208,004	60,493	84,000	184,497	268,497	184,440	1982
FRANKLIN, CT	50,904	168,470	20,232	199,142	219,374	198,684	1982
MANCHESTER, CT	65,590	156,628	64,750	157,468	222,218	157,082	1982
MERIDEN, CT	207,873	39,829	84,000	163,702	247,702	163,335	1982
NEW MILFORD, CT	113,947	121,174	0	235,121	235,121	233,506	1982
NORWALK, CT	257,308	128,940	104,000	282,248	386,248	281,771	1982
SOUTHINGTON, CT	115,750	158,561	70,750	203,561	274,311	203,086	1982
TERRYVILLE, CT	182,308	98,911	74,000	207,219	281,219	207,115	1982
TOLLAND, CT	107,902	100,178	44,000	164,080	208,080	162,050	1982
WATERFORD, CT	76,981	133,059	0	210,040	210,040	205,914	1982
WEST HAVEN, CT	185,138	48,619	74,000	159,757	233,757	158,374	1982
AGAWAM, MA	65,000	120,665	0	185,665	185,665	184,608	1982
GRANBY, MA	58,804	232,477	24,000	267,281	291,281	217,247	1982
HADLEY, MA	119,276	68,748	36,080	151,944	188,024	148,960	1982
PITTSFIELD, MA	97,153	87,874	40,000	145,027	185,027	145,027	1982
PITTSFIELD, MA	123,167	118,273	50,000	191,440	241,440	190,902	1982
SOUTH HADLEY, MA	232,445	54,351	90,000	196,796	286,796	193,084	1982
SPRINGFIELD, MA	139,373	239,713	50,000	329,086	379,086	260,748	1983
SPRINGFIELD, MA	0	239,087	0	239,087	239,087	194,090	1984
WESTFIELD, MA	123,323	96,093	50,000	169,416	219,416	167,009	1982
OSSINING, NY	140,992	104,761	97,527	148,226	245,753	143,576	1982
FREEHOLD, NJ	494,275	68,507	402,834	159,948	562,782	94,590	1978
HOWELL, NJ	9,750	174,857	0	184,607	184,607	184,257	1978
LAKEWOOD, NJ	130,148	77,265	70,148	137,265	207,413	136,858	1978
NORTH PLAINFIELD, NJ	227,190	239,709	175,000	291,899	466,899	285,546	1978
SOUTH AMBOY, NJ	299,678	94,088	178,950	214,816	393,766	213,777	1978
GLEN HEAD, NY	234,395	192,295	102,645	324,045	426,690	324,045	1982
NEW ROCHELLE, NY	188,932	34,649	103,932	119,649	223,581	119,320	1982
ELMONT, NY	108,348	85,793	64,290	129,851	194,141	100,390	1982
MERIDEN, CT	126,188	106,805	72,344	160,649	232,993	159,095	1982

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

PLAINVILLE, CT	$80,000	$290,433	$0	$370,433	$370,433	$338,333	1983
FRANKLIN SQUARE, NY	152,572	121,756	137,315	137,013	274,328	98,722	1978
SEAFORD, NY	32,000	157,665	0	189,665	189,665	172,250	1978
BROOKLYN, NY	276,831	376,706	168,423	485,114	653,537	377,249	1978
NEW HAVEN, CT	1,412,860	56,420	898,470	570,810	1,469,280	302,425	1985
BRISTOL, CT	359,906	0	0	359,906	359,906	185,954	2004
BRISTOL, CT	1,594,129	0	1,036,184	557,945	1,594,129	115,310	2004
BRISTOL, CT	253,639	0	149,553	104,086	253,639	21,509	2004
BRISTOL, CT	365,028	0	237,268	127,760	365,028	26,402	2004
COBALT, CT	395,683	0	0	395,683	395,683	204,435	2004
DURHAM, CT	993,909	0	0	993,909	993,909	513,520	2004
ELLINGTON, CT	1,294,889	0	841,678	453,211	1,294,889	93,661	2004
ENFIELD, CT	259,881	0	0	259,881	259,881	157,966	2004
FARMINGTON, CT	466,271	0	303,076	163,195	466,271	33,728	2004
HARTFORD, CT	664,966	0	432,228	232,738	664,966	48,102	2004
HARTFORD, CT	570,898	0	371,084	199,814	570,898	41,297	2004
MERIDEN, CT	1,531,772	0	989,165	542,607	1,531,772	115,232	2004
MIDDLETOWN, CT	1,038,592	0	675,085	363,507	1,038,592	75,123	2004
NEW BRITAIN, CT	390,497	0	253,823	136,674	390,497	28,246	2004
NEWINGTON, CT	953,512	0	619,783	333,729	953,512	68,970	2004
NORTH HAVEN, CT	405,389	0	251,985	153,404	405,389	40,249	2004
PLAINVILLE, CT	544,503	0	353,927	190,576	544,503	39,386	2004
PLYMOUTH, CT	930,885	0	605,075	325,810	930,885	67,332	2004
SOUTH WINDHAM, CT	644,141	1,397,938	598,394	1,443,685	2,042,079	144,051	2004
SOUTH WINDSOR, CT	544,857	0	336,737	208,120	544,857	64,274	2004
SUFFIELD, CT	237,401	602,635	200,878	639,158	840,036	232,644	2004
VERNON, CT	1,434,223	0	0	1,434,223	1,434,223	741,014	2004
WALLINGFORD, CT	550,553	0	334,901	215,652	550,553	55,516	2004
WATERBURY, CT	804,040	0	516,387	287,653	804,040	65,095	2004
WATERBURY, CT	515,172	0	334,862	180,310	515,172	37,262	2004
WATERBURY, CT	468,469	0	304,505	163,964	468,469	33,888	2004
WATERTOWN, CT	924,586	0	566,986	357,600	924,586	115,395	2004
WETHERSFIELD, CT	446,610	0	0	446,610	446,610	230,749	2004
WEST HAVEN, CT	1,214,831	0	789,640	425,191	1,214,831	87,875	2004
WESTBROOK, CT	344,881	0	0	344,881	344,881	178,188	2004
WILLIMANTIC, CT	716,782	0	465,908	250,874	716,782	51,848	2004
WINDSOR, CT	1,042,081	0	669,804	372,277	1,042,081	192,345	2004
WINDSOR LOCKS, CT	1,433,330	0	0	1,433,330	1,433,330	740,554	2004
WINDSOR LOCKS, CT	360,664	0	0	360,664	360,664	74,540	2004
BLOOMFIELD, CT	141,452	54,786	90,000	106,238	196,238	103,807	1986
SIMSBURY, CT	317,704	144,637	206,700	255,641	462,341	195,906	1985
RIDGEFIELD, CT	535,140	33,590	347,900	220,830	568,730	122,288	1985
BRIDGEPORT, CT	349,500	56,209	227,600	178,109	405,709	113,357	1985
NORWALK, CT	510,760	209,820	332,200	388,380	720,580	258,459	1985
BRIDGEPORT, CT	313,400	20,303	204,100	129,603	333,703	71,986	1985
STAMFORD, CT	506,860	15,635	329,700	192,795	522,495	99,846	1985
BRIDGEPORT, CT	245,100	20,652	159,600	106,152	265,752	60,930	1985
BRIDGEPORT, CT	313,400	24,314	204,100	133,614	337,714	75,832	1985
BRIDGEPORT, CT	377,600	83,549	245,900	215,249	461,149	146,327	1985
BRIDGEPORT, CT	526,775	63,505	342,700	247,580	590,280	151,300	1985
BRIDGEPORT, CT	338,415	27,786	219,800	146,401	366,201	82,955	1985
NEW HAVEN, CT	538,400	176,230	350,600	364,030	714,630	265,749	1985
DARIEN, CT	667,180	26,061	434,300	258,941	693,241	136,480	1985
WESTPORT, CT	603,260	23,070	392,500	233,830	626,330	120,149	1985
STAMFORD, CT	603,260	112,305	392,500	323,065	715,565	210,644	1985
STAMFORD, CT	506,580	40,429	329,700	217,309	547,009	123,159	1985
STRATFORD, CT	301,300	70,735	196,200	175,835	372,035	120,250	1985
STRATFORD, CT	285,200	14,728	185,700	114,228	299,928	61,763	1985
CHESHIRE, CT	490,200	19,050	319,200	190,050	509,250	100,561	1985
MILFORD, CT	293,512	43,846	191,000	146,358	337,358	90,711	1985
FAIRFIELD, CT	430,000	13,631	280,000	163,631	443,631	83,910	1985
NORWALK, CT	0	619,018	401,996	217,022	619,018	36,230	1988
HARTFORD, CT	233,000	32,563	151,700	113,863	265,563	70,402	1985
NEW HAVEN, CT	217,000	23,889	141,300	99,589	240,889	59,274	1985
RIDGEFIELD, CT	401,630	47,610	166,861	282,379	449,240	277,774	1985
BRIDGEPORT, CT	346,442	16,990	230,000	133,432	363,432	132,159	1985
WILTON, CT	518,881	71,425	337,500	252,806	590,306	154,446	1985
MIDDLETOWN, CT	133,022	86,915	131,312	88,625	219,937	88,625	1987
EAST HARTFORD, CT	555,826	13,797	301,322	268,301	569,623	92,648	1991
WATERTOWN, CT	351,771	58,812	204,027	206,556	410,583	117,379	1992
AVON, CT	730,886	0	402,949	327,937	730,886	111,494	2002
WILMINGTON, DE	309,300	67,834	201,400	175,734	377,134	118,194	1985
ST. GEORGES, DE	442,014	218,906	324,725	336,195	660,920	301,427	1985
WILMINGTON, DE	313,400	103,748	204,100	213,048	417,148	146,061	1985
WILMINGTON, DE	381,700	156,704	248,600	289,804	538,404	196,254	1985
CLAYMONT, DE	237,200	30,878	151,700	116,378	268,078	73,402	1985
NEWARK, DE	405,800	35,844	264,300	177,344	441,644	102,647	1985
WILMINGTON, DE	369,600	38,077	240,700	166,977	407,677	98,578	1985
WILMINGTON, DE	446,000	33,323	290,400	188,923	479,323	107,146	1985
WILMINGTON, DE	337,500	21,971	219,800	139,671	359,471	77,613	1985
LEWISTON, ME	341,900	89,500	222,400	209,000	431,400	146,361	1985
PORTLAND, ME	325,400	42,652	211,900	156,152	368,052	96,727	1985
BIDDEFORD, ME	618,100	8,009	235,000	391,109	626,109	391,109	1985
SACO, ME	204,006	37,173	150,694	90,485	241,179	90,485	1986
SANFORD, ME	265,523	9,178	201,316	73,385	274,701	73,385	1986
WESTBROOK, ME	93,345	193,654	50,431	236,568	286,999	202,561	1986
WISCASSET, ME	156,587	33,455	90,837	99,205	190,042	99,205	1986
SOUTH PORTLAND, ME	180,689	84,980	110,689	154,980	265,669	154,980	1986
LEWISTON, ME	180,338	62,629	101,338	141,629	242,967	140,005	1986
N. WINDHAM, ME	161,365	53,923	86,365	128,923	215,288	128,923	1986
AUGUSTA, ME	482,859	68,242	276,678	274,423	551,101	72,123	1991
BELTSVILLE, MD	1,130,024	0	1,130,024	0	1,130,024	0	2009
BELTSVILLE, MD	730,521	0	730,521	0	730,521	0	2009
BELTSVILLE, MD	525,062	0	525,062	0	525,062	0	2009
BELTSVILLE, MD	1,050,123	0	1,050,123	0	1,050,123	0	2009
BLADENSBURG, MD	570,719	0	570,719	0	570,719	0	2009
BOWIE, MD	1,084,367	0	1,084,367	0	1,084,367	0	2009
CAPITOL HEIGHTS, MD	627,791	0	627,791	0	627,791	0	2009
CLINTON, MD	650,620	0	650,620	0	650,620	0	2009
COLLEGE PARK, MD	536,476	0	536,476	0	536,476	0	2009
COLLEGE PARK, MD	445,161	0	445,161	0	445,161	0	2009
DISTRICT HEIGHTS, MD	479,404	0	479,404	0	479,404	0	2009
DISTRICT HEIGHTS, MD	388,089	0	388,089	0	388,089	0	2009
FORESTVILLE, MD	1,038,709	0	1,038,709	0	1,038,709	0	2009
FORT WASHINGTON, MD	422,332	0	422,332	0	422,332	0	2009
GREENBELT, MD	1,152,853	0	1,152,853	0	1,152,853	0	2009
HYATTSVILLE, MD	490,819	0	490,819	0	490,819	0	2009
HYATTSVILLE, MD	593,548	0	593,548	0	593,548	0	2009
LANDOVER, MD	753,349	0	753,349	0	753,349	0	2009
LANDOVER, MD	662,034	0	662,034	0	662,034	0	2009
LANDOVER HILLS, MD	1,358,312	0	1,358,312	0	1,358,312	0	2009
LANDOVER HILLS, MD	456,575	0	456,575	0	456,575	0	2009
LANHAM, MD	821,836	0	821,836	0	821,836	0	2009
LAUREL, MD	2,522,579	0	2,522,579	0	2,522,579	0	2009
LAUREL, MD	1,415,384	0	1,415,384	0	1,415,384	0	2009
LAUREL, MD	1,529,528	0	1,529,528	0	1,529,528	0	2009

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

LAUREL, MD	$1,266,997	$0	$1,266,997	$0	$1,266,997	$0	2009
LAUREL, MD	1,209,925	0	1,209,925	0	1,209,925	0	2009
LAUREL, MD	696,278	0	696,278	0	696,278	0	2009
OXON HILL, MD	1,255,582	0	1,255,582	0	1,255,582	0	2009
RIVERDALE, MD	787,593	0	787,593	0	787,593	0	2009
RIVERDALE, MD	582,134	0	582,134	0	582,134	0	2009
SEAT PLEASANT, MD	467,990	0	467,990	0	467,990	0	2009
SUITLAND, MD	376,675	0	376,675	0	376,675	0	2009
SUITLAND, MD	673,449	0	673,449	0	673,449	0	2009
TEMPLE HILLS, MD	331,017	0	331,017	0	331,017	0	2009
UPPER MARLBORO, MD	844,665	0	844,665	0	844,665	0	2009
BALTIMORE, MD	429,100	139,393	308,700	259,793	568,493	218,237	1985
RANDALLSTOWN, MD	590,600	33,594	384,600	239,594	624,194	131,788	1985
EMMITSBURG, MD	146,949	73,613	101,949	118,613	220,562	118,455	1986
MILFORD, MA	0	214,331	0	214,331	214,331	192,464	1985
AGAWAM, MA	209,555	63,621	136,000	137,176	273,176	98,617	1985
WESTFIELD, MA	289,580	38,615	188,400	139,795	328,195	86,661	1985
WEST ROXBURY, MA	490,200	23,134	319,200	194,134	513,334	101,899	1985
MAYNARD, MA	735,200	12,714	478,800	269,114	747,914	133,559	1985
GARDNER, MA	1,008,400	73,740	656,700	425,440	1,082,140	234,338	1985
STOUGHTON, MA	775,300	34,554	504,900	304,954	809,854	160,575	1985
ARLINGTON, MA	518,300	27,906	337,500	208,706	546,206	113,941	1985
METHUEN, MA	379,664	64,941	245,900	198,705	444,605	129,287	1985
BELMONT, MA	301,300	27,938	196,200	133,038	329,238	76,538	1985
RANDOLPH, MA	743,200	25,069	484,000	284,269	768,269	147,273	1985
ROCKLAND, MA	534,300	23,616	347,900	210,016	557,916	111,897	1985
WATERTOWN, MA	357,500	296,588	321,030	333,058	654,088	229,910	1985
WEYMOUTH, MA	643,297	36,516	418,600	261,213	679,813	139,635	1985
DEDHAM, MA	225,824	19,150	125,824	119,150	244,974	118,904	1987
HINGHAM, MA	352,606	22,484	242,520	132,570	375,090	131,650	1989
ASHLAND, MA	606,700	17,424	395,100	229,024	624,124	115,358	1985
WOBURN, MA	507,600	294,303	507,600	294,303	801,903	151,857	1985
BELMONT, MA	389,700	28,871	253,800	164,771	418,571	93,523	1985
HYDE PARK, MA	499,175	29,673	321,800	207,048	528,848	116,035	1985
EVERETT, MA	269,500	190,931	269,500	190,931	460,431	115,415	1985
PITTSFIELD, MA	281,200	51,100	183,100	149,200	332,300	149,200	1985
NORTH ATTLEBORO, MA	662,900	16,549	431,700	247,749	679,449	126,177	1985
WORCESTER, MA	497,642	67,806	321,800	243,648	565,448	153,054	1985
NEW BEDFORD, MA	522,300	18,274	340,100	200,474	540,574	104,595	1985
FALL RIVER, MA	859,800	24,423	559,900	324,323	884,223	166,109	1985
WORCESTER, MA	385,600	21,339	251,100	155,839	406,939	84,587	1985
WEBSTER, MA	1,012,400	67,645	659,300	420,745	1,080,045	233,100	1985
CLINTON, MA	586,600	52,725	382,000	257,325	639,325	147,896	1985
FOXBOROUGH, MA	426,593	34,403	325,000	135,996	460,996	131,559	1990
CLINTON, MA	385,600	95,698	251,100	230,198	481,298	157,549	1985
HYANNIS, MA	650,800	42,552	423,800	269,552	693,352	150,756	1985
HOLYOKE, MA	329,500	38,345	214,600	153,245	367,845	153,245	1985
NEWTON, MA	691,000	42,832	450,000	283,832	733,832	152,729	1985
FALMOUTH, MA	519,382	43,841	458,461	104,762	563,223	104,235	1988
METHUEN, MA	490,200	16,282	319,200	187,282	506,482	97,793	1985
ROCKLAND, MA	578,600	185,285	376,800	387,085	763,885	252,606	1985
FAIRHAVEN, MA	725,500	46,752	470,900	301,352	772,252	169,368	1985
BELLINGHAM, MA	734,189	132,725	476,200	390,714	866,914	254,390	1985
NEW BEDFORD, MA	482,275	95,553	293,000	284,828	577,828	198,387	1985
SEEKONK, MA	1,072,700	29,112	698,500	403,312	1,101,812	203,696	1985
WALPOLE, MA	449,900	20,586	293,000	177,486	470,486	92,786	1985
NORTH ANDOVER, MA	393,700	220,132	256,400	357,432	613,832	240,597	1985
LOWELL, MA	360,949	83,674	200,949	243,674	444,623	243,481	1985
AUBURN, MA	175,048	30,890	125,048	80,890	205,938	80,795	1986
METHUEN, MA	147,330	188,059	50,731	284,658	335,389	249,953	1986
IPSWICH, MA	138,918	46,831	95,718	90,031	185,749	88,864	1986
BEVERLY, MA	275,000	150,741	175,000	250,741	425,741	222,188	1986
BILLERICA, MA	400,000	135,809	250,000	285,809	535,809	276,095	1986
HAVERHILL, MA	400,000	17,182	225,000	192,182	417,182	192,094	1986
CHATHAM, MA	275,000	197,302	175,000	297,302	472,302	250,106	1986
HARWICH, MA	225,000	12,044	150,000	87,044	237,044	84,749	1986
IPSWICH, MA	275,000	19,161	150,000	144,161	294,161	142,766	1986
LEOMINSTER, MA	185,040	49,592	85,040	149,592	234,632	147,540	1986
LOWELL, MA	375,000	175,969	250,000	300,969	550,969	254,684	1986
METHUEN, MA	300,000	50,861	150,000	200,861	350,861	199,667	1986
ORLEANS, MA	260,000	37,637	185,000	112,637	297,637	109,463	1986
PEABODY, MA	400,000	200,363	275,000	325,363	600,363	293,518	1986
QUINCY, MA	200,000	36,112	125,000	111,112	236,112	109,724	1986
REVERE, MA	250,000	193,854	150,000	293,854	443,854	263,076	1986
SALEM, MA	275,000	25,393	175,000	125,393	300,393	124,521	1986
TEWKSBURY, MA	125,000	90,338	75,000	140,338	215,338	138,159	1986
FALMOUTH, MA	150,000	322,942	75,000	397,942	472,942	331,983	1986
WEST YARMOUTH, MA	225,000	33,165	125,000	133,165	258,165	132,472	1986
WESTFORD, MA	275,000	196,493	175,000	296,493	471,493	251,058	1986
WOBURN, MA	350,000	45,681	200,000	195,681	395,681	194,547	1986
YARMOUTHPORT, MA	300,000	26,940	150,000	176,940	326,940	176,940	1986
BRIDGEWATER, MA	190,360	36,762	140,000	87,122	227,122	83,296	1987
STOUGHTON, MA	0	235,794	0	235,794	235,794	232,800	1990
WORCESTER, MA	476,102	174,233	309,466	340,869	650,335	340,869	1991
AUBURN, MA	369,306	27,792	240,049	157,049	397,098	60,090	1991
BARRE, MA	535,614	163,028	348,149	350,493	698,642	178,134	1991
WORCESTER, MA	275,866	11,674	179,313	108,227	287,540	37,421	1992
BROCKTON, MA	275,866	194,619	179,313	291,172	470,485	219,607	1991
CLINTON, MA	177,978	29,790	115,686	92,082	207,768	46,403	1992
WORCESTER, MA	167,745	275,852	167,745	275,852	443,597	171,597	1991
DUDLEY, MA	302,563	141,993	196,666	247,890	444,556	124,599	1991
FITCHBURG, MA	247,330	16,384	202,675	61,039	263,714	45,484	1991
FRANKLIN, MA	253,619	18,437	164,852	107,204	272,056	41,534	1988
WORCESTER, MA	342,608	11,101	222,695	131,014	353,709	42,314	1991
HYANNIS, MA	222,472	7,282	144,607	85,147	229,754	28,044	1991
LEOMINSTER, MA	195,776	177,454	127,254	245,976	373,230	162,472	1991
WORCESTER, MA	231,372	157,356	150,392	238,336	388,728	150,160	1991
NORTHBOROUGH, MA	404,900	18,353	263,185	160,068	423,253	54,711	1993
WEST BOYLSTON, MA	311,808	28,937	202,675	138,070	340,745	57,909	1991
WORCESTER, MA	186,877	33,510	121,470	98,917	220,387	50,895	1993
SOUTH YARMOUTH, MA	275,866	49,961	179,313	146,514	325,827	71,099	1991
STERLING, MA	476,102	165,998	309,466	332,634	642,100	173,974	1991
SUTTON, MA	714,159	187,355	464,203	437,311	901,514	220,738	1993
WORCESTER, MA	275,866	150,472	179,313	247,025	426,338	147,677	1991
FRAMINGHAM, MA	297,568	203,147	193,419	307,296	500,715	193,930	1992
UPTON, MA	428,498	24,611	278,524	174,585	453,109	64,071	1991
WESTBOROUGH, MA	311,808	205,994	202,675	315,127	517,802	197,599	1991
HARWICHPORT, MA	382,653	173,989	248,724	307,918	556,642	173,738	1991
WORCESTER, MA	547,283	205,733	355,734	397,282	753,016	215,367	1991
WORCESTER, MA	978,880	191,413	636,272	534,021	1,170,293	242,758	1991
FITCHBURG, MA	390,276	216,589	253,679	353,186	606,865	205,805	1992
WORCESTER, MA	146,832	140,589	95,441	191,980	287,421	125,915	1991
LEICESTER, MA	266,968	197,898	173,529	291,337	464,866	175,087	1991
NORTH GRAFTON, MA	244,720	35,136	159,068	120,788	279,856	56,356	1991
SOUTHBRIDGE, MA	249,169	62,205	161,960	149,414	311,374	84,110	1993
OXFORD, MA	293,664	9,098	190,882	111,880	302,762	36,505	1993

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

WORCESTER, MA	$284,765	$45,285	$185,097	$144,953	$330,050	$71,865	1991
ATHOL, MA	164,629	22,016	107,009	79,636	186,645	36,657	1991
FITCHBURG, MA	142,383	194,291	92,549	244,125	336,674	157,865	1992
WORCESTER, MA	271,417	183,331	176,421	278,327	454,748	171,821	1991
ORANGE, MA	301,102	4,015	75,000	230,117	305,117	230,117	1991
FRAMINGHAM, MA	400,449	22,280	260,294	162,435	422,729	59,478	1991
MILFORD, MA	0	262,436	0	262,436	262,436	216,584	1991
JONESBORO, AR	2,985,267	0	330,322	2,654,945	2,985,267	302,998	2007
BELLFLOWER, CA	1,369,511	0	910,252	459,259	1,369,511	67,741	2007
BENICIA, CA	2,223,362	0	1,057,519	1,165,843	2,223,362	179,594	2007
COACHELLA, CA	2,234,957	0	1,216,646	1,018,312	2,234,957	146,272	2007
EL CAJON, CA	1,292,114	0	779,828	512,286	1,292,114	66,742	2007
FILLMORE, CA	1,354,113	0	950,061	404,052	1,354,113	59,378	2007
HESPERIA, CA	1,643,449	0	849,352	794,097	1,643,449	107,894	2007
LA PALMA, CA	1,971,592	0	1,389,383	582,210	1,971,592	84,221	2007
POWAY, CA	1,439,021	0	0	1,439,021	1,439,021	179,877	2007
SAN DIMAS, CA	1,941,008	0	749,066	1,191,942	1,941,008	148,569	2007
HALEIWA, HI	1,521,648	0	1,058,124	463,524	1,521,648	84,262	2007
HONOLULU, HI	1,538,997	0	1,219,217	319,780	1,538,997	45,501	2007
HONOLULU, HI	1,768,878	0	1,192,216	576,662	1,768,878	75,551	2007
HONOLULU, HI	1,070,141	0	980,680	89,460	1,070,141	19,847	2007
HONOLULU, HI	9,210,707	0	8,193,984	1,016,724	9,210,707	137,758	2007
KANEOHE, HI	1,977,671	0	1,473,275	504,396	1,977,671	74,249	2007
KANEOHE, HI	1,363,901	0	821,691	542,210	1,363,901	82,742	2007
WAIANAE, HI	1,996,811	0	870,775	1,126,036	1,996,811	148,316	2007
WAIANAE, HI	1,520,144	0	648,273	871,871	1,520,144	114,252	2007
WAIPAHU, HI	2,458,592	0	945,327	1,513,264	2,458,592	190,279	2007
COTTAGE HILLS, IL	249,419	0	26,199	223,220	249,419	37,762	2007
FAIRVIEW HEIGHTS, IL	516,564	0	78,440	438,124	516,564	63,912	2007
BALTIMORE, MD	2,258,897	0	721,876	1,537,022	2,258,897	197,323	2007
BALTIMORE, MD	802,414	0	0	802,414	802,414	110,333	2007
ELLICOTT CITY, MD	895,049	0	0	895,049	895,049	129,547	2007
KERNERSVILLE, NC	296,770	0	72,777	223,994	296,770	31,523	2007
KERNERSVILLE, NC	638,633	0	338,386	300,247	638,633	49,401	2007
KERNERSVILLE, NC	608,441	0	250,505	357,936	608,441	56,196	2007
LEXINGTON, NC	204,139	0	43,311	160,828	204,139	27,660	2007
MADISON, NC	420,878	0	45,705	375,174	420,878	54,786	2007
NEW BERN, NC	349,946	0	190,389	159,557	349,946	30,627	2007
TAYLORSVILLE, NC	422,809	0	134,188	288,621	422,809	222,808	2007
WALKERTOWN, NC	844,749	0	488,239	356,509	844,749	62,169	2007
WALNUT COVE, NC	1,140,945	0	513,565	627,380	1,140,945	108,922	2007
WINSTON SALEM, NC	696,397	0	251,987	444,410	696,397	76,494	2007
BELFIELD, ND	1,232,010	0	381,909	850,101	1,232,010	203,453	2007
ALLENSTOWN, NH	1,787,116	0	466,994	1,320,122	1,787,116	188,198	2007
BEDFORD, NH	2,301,297	0	1,271,171	1,030,126	2,301,297	161,736	2007
HOOKSETT, NH	1,561,628	0	823,915	737,712	1,561,628	182,135	2007
AUSTIN, TX	2,368,425	0	738,210	1,630,215	2,368,425	205,486	2007
AUSTIN, TX	462,233	0	274,300	187,933	462,233	33,472	2007
AUSTIN, TX	3,510,062	0	1,594,536	1,915,526	3,510,062	244,250	2007
BEDFORD, TX	353,047	0	112,953	240,094	353,047	45,885	2007
FT WORTH, TX	2,114,924	0	866,062	1,248,863	2,114,924	177,260	2007
HARKER HEIGHTS, TX	2,051,704	0	588,320	1,463,384	2,051,704	302,995	2007
HOUSTON, TX	1,688,904	0	223,664	1,465,240	1,688,904	175,159	2007
KELLER, TX	2,506,573	0	996,029	1,510,544	2,506,573	202,293	2007
LEWISVILLE, TX	493,734	0	109,925	383,809	493,734	42,644	2008
MIDLOTHIAN, TX	429,142	0	71,970	357,172	429,142	58,301	2007
N RICHLAND HILLS, TX	314,246	0	125,745	188,501	314,246	27,981	2007
SAN MARCOS, TX	1,953,653	0	250,739	1,702,914	1,953,653	209,753	2007
TEMPLE, TX	2,405,953	0	1,215,488	1,190,465	2,405,953	163,100	2007
THE COLONY, TX	4,395,696	0	337,083	4,058,613	4,395,696	471,646	2007
WACO, TX	3,884,407	0	894,356	2,990,051	3,884,407	411,823	2007
BROOKLAND, AR	1,467,809	0	149,218	1,318,591	1,467,809	112,884	2007
JONESBORO, AR	868,501	0	173,096	695,405	868,501	62,568	2007
MANCHESTER, NH	261,100	36,404	170,000	127,504	297,504	79,252	1985
DERRY, NH	417,988	16,295	157,988	276,295	434,283	276,083	1987
PLAISTOW, NH	300,406	110,031	244,694	165,743	410,437	165,743	1987
SOMERSWORTH, NH	180,800	60,497	117,700	123,597	241,297	78,667	1985
SALEM, NH	743,200	19,847	484,000	279,047	763,047	141,775	1985
LONDONDERRY, NH	703,100	31,092	457,900	276,292	734,192	146,480	1985
ROCHESTER, NH	939,100	12,337	600,000	351,437	951,437	173,976	1985
HAMPTON, NH	193,103	26,449	135,598	83,954	219,552	83,871	1986
MERRIMACK, NH	151,993	205,823	100,598	257,218	357,816	209,001	1986
NASHUA, NH	197,142	219,639	155,837	260,944	416,781	210,590	1986
PELHAM, NH	169,182	53,497	136,077	86,602	222,679	82,095	1986
PEMBROKE, NH	138,492	174,777	100,837	212,432	313,269	166,808	1986
ROCHESTER, NH	175,188	208,103	95,471	287,820	383,291	244,378	1986
SOMERSWORTH, NH	210,805	15,012	157,520	68,297	225,817	68,251	1986
EXETER, NH	113,285	149,265	65,000	197,550	262,550	192,556	1986
CANDIA, NH	130,000	184,004	80,000	234,004	314,004	231,035	1986
EPPING, NH	170,000	131,403	120,000	181,403	301,403	168,376	1986
EPSOM, NH	220,000	96,022	155,000	161,022	316,022	148,994	1986
MILFORD, NH	190,000	41,689	115,000	116,689	231,689	114,021	1986
PORTSMOUTH, NH	235,000	20,257	150,000	105,257	255,257	105,200	1986
PORTSMOUTH, NH	225,000	228,704	125,000	328,704	453,704	278,025	1986
SALEM, NH	450,000	47,484	350,000	147,484	497,484	143,711	1986
SEABROOK, NH	199,780	19,102	124,780	94,102	218,882	93,917	1986
MCAFEE, NJ	670,900	15,711	436,900	249,711	686,611	126,157	1985
HAMBURG, NJ	598,600	22,121	389,800	230,921	620,721	121,247	1985
WEST MILFORD, NJ	502,200	31,918	327,000	207,118	534,118	115,376	1985
LIVINGSTON, NJ	871,800	30,003	567,700	334,103	901,803	174,067	1985
TRENTON, NJ	373,600	9,572	243,300	139,872	383,172	71,409	1985
WILLINGBORO, NJ	425,800	29,928	277,300	178,428	455,728	100,714	1985
BAYONNE, NJ	341,500	18,947	222,400	138,047	360,447	75,719	1985
CRANFORD, NJ	342,666	29,222	222,400	149,488	371,888	86,426	1985
NUTLEY, NJ	0	512,504	329,248	183,256	512,504	47,504	1986
TRENTON, NJ	466,100	13,987	303,500	176,587	480,087	91,065	1985
WALL TOWNSHIP, NJ	336,441	55,709	121,441	270,709	392,150	268,546	1986
UNION, NJ	490,200	41,361	319,200	212,361	531,561	120,230	1985
CRANBURY, NJ	606,700	31,467	395,100	243,067	638,167	132,331	1985
HILLSIDE, NJ	225,000	31,552	150,000	106,552	256,552	105,855	1987
SPOTSWOOD, NJ	466,675	69,036	303,500	232,211	535,711	146,805	1985
LONG BRANCH, NJ	514,300	22,951	334,900	202,351	537,251	108,466	1985
ELIZABETH, NJ	405,800	18,881	264,300	160,381	424,681	85,530	1985
BELLEVILLE, NJ	397,700	39,410	259,000	178,110	437,110	105,204	1985
NEPTUNE CITY, NJ	269,600	0	175,600	94,000	269,600	44,808	1985
BASKING RIDGE, NJ	362,172	32,960	200,000	195,132	395,132	140,493	1986
DEPTFORD, NJ	281,200	24,745	183,100	122,845	305,945	70,586	1985
CHERRY HILL, NJ	357,500	13,879	232,800	138,579	371,379	72,874	1985
SEWELL, NJ	551,912	48,485	355,712	244,685	600,397	140,704	1985
FLEMINGTON, NJ	546,742	17,494	346,342	217,894	564,236	112,160	1985
BLACKWOOD, NJ	401,700	36,736	261,600	176,836	438,436	103,518	1985
TRENTON, NJ	684,650	33,275	444,800	273,125	717,925	147,862	1985
LODI, NJ	0	1,037,440	587,823	449,617	1,037,440	171,979	1988
EAST ORANGE, NJ	421,508	37,977	272,100	187,385	459,485	110,471	1985
BELMAR, NJ	566,375	24,371	410,800	179,946	590,746	127,114	1985
MOORESTOWN, NJ	470,100	27,064	306,100	191,064	497,164	105,199	1985

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

SPRING LAKE, NJ	$345,500	$42,194	$225,000	$162,694	$387,694	$97,100	1985
HILLTOP, NJ	329,500	16,758	214,600	131,658	346,258	70,806	1985
CLIFTON, NJ	301,518	6,413	150,000	157,931	307,931	113,298	1987
FRANKLIN TWP., NJ	683,000	30,257	444,800	268,457	713,257	143,570	1985
FLEMINGTON, NJ	708,160	33,072	460,500	280,732	741,232	148,630	1985
CLEMENTON, NJ	562,500	27,581	366,300	223,781	590,081	120,759	1985
ASBURY PARK, NJ	418,966	18,038	272,100	164,904	437,004	88,655	1985
MIDLAND PARK, NJ	201,012	4,080	150,000	55,092	205,092	52,999	1989
PATERSON, NJ	619,548	16,765	402,900	233,413	636,313	120,103	1985
OCEAN CITY, NJ	843,700	113,162	549,400	407,462	956,862	253,286	1985
WHITING, NJ	447,199	3,519	167,090	283,628	450,718	283,061	1989
HILLSBOROUGH, NJ	237,122	7,729	100,000	144,851	244,851	73,093	1985
PRINCETON, NJ	703,100	40,615	457,900	285,815	743,715	157,211	1985
NEPTUNE, NJ	455,726	39,090	293,000	201,816	494,816	116,219	1985
NEWARK, NJ	3,086,592	164,432	2,005,800	1,245,224	3,251,024	681,531	1985
OAKHURST, NJ	225,608	46,405	100,608	171,405	272,013	170,936	1985
BELLEVILLE, NJ	215,468	38,163	149,237	104,394	253,631	103,501	1986
PINE HILL, NJ	190,568	39,918	115,568	114,918	230,486	113,625	1986
TUCKERTON, NJ	224,387	132,864	131,018	226,233	357,251	223,797	1987
WEST DEPTFORD, NJ	245,450	50,295	151,053	144,692	295,745	143,527	1987
ATCO, NJ	153,159	85,853	131,766	107,246	239,012	107,246	1987
SOMERVILLE, NJ	252,717	254,230	200,500	306,447	506,947	217,483	1987
CINNAMINSON, NJ	326,501	24,931	176,501	174,931	351,432	173,817	1987
RIDGEFIELD PARK, NJ	273,549	0	150,000	123,549	273,549	95,881	1997
BRICK, NJ	1,507,684	0	1,000,000	507,684	1,507,684	274,351	2000
LAKE HOPATCONG, NJ	1,305,034	0	800,000	505,034	1,305,034	327,094	2000
BERGENFIELD, NJ	381,590	36,271	300,000	117,861	417,861	116,222	1990
ORANGE, NJ	281,200	24,573	183,100	122,673	305,773	71,167	1985
BLOOMFIELD, NJ	695,000	21,021	371,400	344,621	716,021	344,621	1985
UNION, NJ	287,800	0	287,800	0	287,800	0	1985
SCOTCH PLAINS, NJ	331,063	14,455	214,600	130,918	345,518	70,788	1985
NUTLEY, NJ	433,800	48,677	282,500	199,977	482,477	120,394	1985
PLAINFIELD, NJ	470,100	29,975	306,100	193,975	500,075	107,064	1985
MOUNTAINSIDE, NJ	664,100	31,620	431,700	264,020	695,720	140,933	1985
WATCHUNG, NJ	449,900	20,339	293,000	177,239	470,239	94,344	1985
GREEN VILLAGE, NJ	277,900	44,471	127,900	194,471	322,371	192,586	1985
IRVINGTON, NJ	409,700	54,841	266,800	197,741	464,541	122,878	1985
JERSEY CITY, NJ	438,000	51,856	285,200	204,656	489,856	123,893	1985
BLOOMFIELD, NJ	441,900	32,951	287,800	187,051	474,851	106,117	1985
DOVER, NJ	606,700	30,153	395,100	241,753	636,853	130,149	1985
PARLIN, NJ	418,046	29,075	263,946	183,175	447,121	102,345	1985
UNION CITY, NJ	799,500	3,440	520,600	282,340	802,940	136,383	1985
COLONIA, NJ	253,100	3,395	164,800	91,695	256,495	45,486	1985
NORTH BERGEN, NJ	629,527	81,006	409,527	301,006	710,533	184,442	1985
WAYNE, NJ	490,200	21,766	319,200	192,766	511,966	103,277	1985
HASBROUCK HEIGHTS, NJ	639,648	19,648	416,000	243,296	659,296	125,636	1985
COLONIA, NJ	952,200	74,451	620,100	406,551	1,026,651	231,266	1985
OLD BRIDGE, NJ	319,521	24,445	204,621	139,345	343,966	78,953	1985
RIDGEWOOD, NJ	703,100	36,959	457,900	282,159	740,059	151,110	1985
HAWTHORNE, NJ	245,100	10,967	159,600	96,467	256,067	51,723	1985
WAYNE, NJ	474,100	42,926	308,700	208,326	517,026	121,563	1985
WASHINGTON TOWNSHIP, NJ	912,000	21,261	593,900	339,361	933,261	172,441	1985
PARAMUS, NJ	381,700	42,394	248,600	175,494	424,094	105,839	1985
JERSEY CITY, NJ	401,700	43,808	261,600	183,908	445,508	110,590	1985
FORT LEE, NJ	1,245,500	39,408	811,100	473,808	1,284,908	245,685	1985
AUDUBON, NJ	421,800	12,949	274,700	160,049	434,749	82,963	1985
TRENTON, NJ	337,500	69,461	219,800	187,161	406,961	125,353	1985
MAGNOLIA, NJ	329,500	26,488	214,600	141,388	355,988	81,258	1985
BEVERLY, NJ	470,100	24,003	306,100	188,003	494,103	101,231	1985
PISCATAWAY, NJ	269,200	28,232	175,300	122,132	297,432	72,669	1985
WEST ORANGE, NJ	799,500	34,733	520,600	313,633	834,233	167,676	1985
ROCKVILLE CENTRE, NY	350,325	315,779	201,400	464,704	666,104	367,737	1985
GLENDALE, NY	368,625	159,763	235,500	292,888	528,388	194,487	1985
BELLAIRE, NY	329,500	73,358	214,600	188,258	402,858	118,915	1985
BAYSIDE, NY	245,100	202,833	159,600	288,333	447,933	199,525	1985
YONKERS, NY	153,184	67,266	76,592	143,858	220,450	82,504	1987
DOBBS FERRY, NY	670,575	33,706	434,300	269,981	704,281	145,463	1985
NORTH MERRICK, NY	510,350	141,506	332,200	319,656	651,856	195,313	1985
GREAT NECK, NY	500,000	24,468	450,000	74,468	524,468	74,455	1985
GLEN HEAD, NY	462,468	45,355	300,900	206,923	507,823	122,157	1985
GARDEN CITY, NY	361,600	33,774	235,500	159,874	395,374	92,693	1985
HEWLETT, NY	490,200	85,618	319,200	256,618	575,818	136,646	1985
EAST HILLS, NY	241,613	21,070	241,613	21,070	262,683	20,501	1986
YONKERS, NY	111,300	80,000	65,000	126,300	191,300	125,714	1988
LEVITTOWN, NY	502,757	42,113	327,000	217,870	544,870	124,889	1985
LEVITTOWN, NY	546,400	113,057	355,800	303,657	659,457	182,469	1985
ST. ALBANS, NY	329,500	87,250	214,600	202,150	416,750	135,207	1985
RIDGEWOOD, NY	278,372	38,578	250,000	66,950	316,950	30,334	1986
BROOKLYN, NY	626,700	282,677	408,100	501,277	909,377	339,892	1985
BROOKLYN, NY	476,816	272,765	306,100	443,481	749,581	307,713	1985
SEAFORD, NY	325,400	83,257	211,900	196,757	408,657	107,452	1985
BAYSIDE, NY	470,100	246,576	306,100	410,576	716,676	267,004	1985
BAY SHORE, NY	188,900	26,286	123,000	92,186	215,186	56,733	1985
ELMONT, NY	360,056	90,633	224,156	226,533	450,689	125,300	1985
WHITE PLAINS, NY	258,600	60,120	164,800	153,920	318,720	100,798	1985
SCARSDALE, NY	257,100	102,632	167,400	192,332	359,732	132,271	1985
EASTCHESTER, NY	614,700	34,500	400,300	248,900	649,200	135,997	1985
NEW ROCHELLE, NY	337,500	51,741	219,800	169,441	389,241	102,451	1985
BROOKLYN, NY	421,800	270,436	274,700	417,536	692,236	284,431	1985
COMMACK, NY	321,400	25,659	209,300	137,759	347,059	78,952	1985
SAG HARBOR, NY	703,600	36,012	458,200	281,412	739,612	152,932	1985
EAST HAMPTON, NY	659,127	39,313	427,827	270,613	698,440	147,997	1985
MASTIC, NY	313,400	110,180	204,100	219,480	423,580	162,281	1985
BRONX, NY	390,200	329,357	251,100	468,457	719,557	321,137	1985
YONKERS, NY	1,020,400	61,875	664,500	417,775	1,082,275	228,216	1985
GLENVILLE, NY	343,723	98,299	219,800	222,222	442,022	151,393	1985
YONKERS, NY	202,826	42,877	144,000	101,703	245,703	91,641	1986
MINEOLA, NY	341,500	34,411	222,400	153,511	375,911	90,255	1985
ALBANY, NY	404,888	104,378	261,600	247,666	509,266	170,973	1985
LONG ISLAND CITY, NY	1,646,307	259,443	1,071,500	834,250	1,905,750	532,030	1985
RENSSELAER, NY	1,653,500	514,444	1,076,800	1,091,144	2,167,944	789,339	1985
RENSSELAER, NY	683,781	0	286,504	397,277	683,781	108,728	2004
PORT JEFFERSON, NY	387,478	63,743	245,753	205,468	451,221	131,214	1985
SALT POINT, NY	0	554,243	301,775	252,468	554,243	103,331	1987
ROTTERDAM, NY	140,600	100,399	91,600	149,399	240,999	116,342	1985
OSSINING, NY	231,100	44,049	149,200	125,949	275,149	80,070	1985
ELLENVILLE, NY	233,000	53,690	151,700	134,990	286,690	89,625	1985
CHATHAM, NY	349,133	131,805	225,000	255,938	480,938	182,302	1985
HYDE PARK, NY	253,100	12,015	139,100	126,015	265,115	126,015	1985
SHRUB OAK, NY	1,060,700	81,807	690,700	451,807	1,142,507	255,357	1985
NEW YORK, NY	0	229,435	0	229,435	229,435	229,435	1985
BROOKLYN, NY	237,100	125,067	154,400	207,767	362,167	135,688	1985
STATEN ISLAND, NY	301,300	288,603	196,200	393,703	589,903	283,923	1985
STATEN ISLAND, NY	357,904	39,588	230,300	167,192	397,492	101,240	1985
STATEN ISLAND, NY	349,500	176,590	227,600	298,490	526,090	201,804	1985
BRONX, NY	93,817	120,396	67,200	147,013	214,213	130,646	1985

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

BRONX, NY	$104,130	$360,410	$90,000	$374,540	$464,540	$326,249	1985
PELHAM MANOR, NY	136,791	78,987	75,000	140,778	215,778	138,712	1985
EAST MEADOW, NY	425,000	86,005	325,000	186,005	511,005	154,006	1986
STATEN ISLAND, NY	389,700	88,922	253,800	224,822	478,622	152,059	1985
MERRICK, NY	477,498	77,925	240,764	314,659	555,423	157,414	1987
MASSAPEQUA, NY	333,400	53,696	217,100	169,996	387,096	109,017	1985
TROY, NY	225,000	60,569	146,500	139,069	285,569	97,618	1985
BALDWIN, NY	290,923	5,007	151,280	144,650	295,930	86,176	1986
NEW YORK, NY	0	541,637	0	541,637	541,637	477,319	1986
MIDDLETOWN, NY	751,200	166,411	489,200	428,411	917,611	244,445	1985
OCEANSIDE, NY	313,400	88,863	204,100	198,163	402,263	110,920	1985
WANTAGH, NY	261,814	85,758	175,000	172,572	347,572	139,271	1985
NORTHPORT, NY	241,100	33,036	157,000	117,136	274,136	73,013	1985
BALLSTON, NY	160,000	134,021	110,000	184,021	294,021	181,404	1986
BALLSTON SPA, NY	210,000	105,073	100,000	215,073	315,073	211,564	1986
COLONIE, NY	245,150	28,322	120,150	153,322	273,472	150,416	1986
DELMAR, NY	150,000	42,478	70,000	122,478	192,478	119,169	1986
FORT EDWARD, NY	225,000	65,739	150,000	140,739	290,739	140,132	1986
QUEENSBURY, NY	225,000	105,592	165,000	165,592	330,592	164,944	1986
HALFMOON, NY	415,000	205,598	228,100	392,498	620,598	386,836	1986
HANCOCK, NY	100,000	109,470	50,000	159,470	209,470	156,719	1986
HYDE PARK, NY	300,000	59,198	175,000	184,198	359,198	183,391	1986
LATHAM, NY	275,000	68,160	150,000	193,160	343,160	188,752	1986
MALTA, NY	190,000	91,726	65,000	216,726	281,726	211,271	1986
MILLERTON, NY	175,000	123,063	100,000	198,063	298,063	196,919	1986
NEW WINDSOR, NY	150,000	94,791	75,000	169,791	244,791	161,327	1986
NISKAYUNA, NY	425,000	35,421	275,000	185,421	460,421	184,584	1986
PLEASANT VALLEY, NY	398,497	115,129	240,000	273,626	513,626	222,558	1986
QUEENSBURY, NY	215,255	65,245	140,255	140,245	280,500	135,714	1986
ROTTERDAM, NY	132,287	166,077	0	298,364	298,364	258,942	1995
SCHENECTADY, NY	225,000	298,103	150,000	373,103	523,103	369,352	1986
S. GLENS FALLS, NY	325,000	58,892	188,700	195,192	383,892	195,192	1986
ALBANY, NY	206,620	87,949	81,620	212,949	294,569	211,779	1986
NEWBURGH, NY	430,766	25,850	150,000	306,616	456,616	299,080	1989
JERICHO, NY	0	274,779	0	274,779	274,779	155,023	1998
RHINEBECK, NY	203,658	0	101,829	101,829	203,658	16,634	2007
PORT EWEN, NY	657,147	0	176,924	480,223	657,147	83,743	2007
CATSKILL, NY	404,988	0	354,365	50,623	404,988	6,075	2007
CATSKILL, NY	321,446	0	125,000	196,446	321,446	54,588	2004
CATSKILL, NY	104,447	99,076	203,523	0	203,523	0	1989
HUDSON, NY	303,741	126,379	151,871	278,249	430,120	140,534	1989
SAUGERTIES, NY	328,668	63,983	328,668	63,983	392,651	63,845	1988
QUARRYVILLE, NY	35,917	168,199	35,916	168,200	204,116	163,096	1988
MENANDS, NY	150,580	60,563	49,999	161,144	211,143	149,918	1988
BREWSTER, NY	302,564	44,393	142,564	204,393	346,957	201,278	1988
VALATIE, NY	165,590	394,981	90,829	469,742	560,571	439,439	1989
CAIRO, NY	191,928	142,895	46,650	288,173	334,823	280,668	1988
RED HOOK, NY	0	226,787	0	226,787	226,787	222,389	1991
WEST TAGHKANIC, NY	202,750	117,540	121,650	198,640	320,290	138,989	1986
RAVENA, NY	0	199,900	0	199,900	199,900	195,574	1991
SAYVILLE, NY	528,225	0	300,000	228,225	528,225	104,223	1998
WANTAGH, NY	640,680	0	370,200	270,480	640,680	123,516	1998
CENTRAL ISLIP, NY	572,244	0	357,500	214,744	572,244	97,957	1998
FLUSHING, NY	516,110	0	320,125	195,985	516,110	89,328	1998
NORTH LINDENHURST, NY	294,866	0	192,000	102,866	294,866	68,199	1998
WYANDANCH, NY	415,414	0	279,500	135,914	415,414	79,142	1998
NEW ROCHELLE, NY	415,180	0	251,875	163,305	415,180	74,244	1998
FLORAL PARK, NY	616,700	0	356,400	260,300	616,700	118,740	1998
RIVERHEAD, NY	723,346	0	431,700	291,646	723,346	133,040	1998
AMHERST, NY	223,009	0	173,451	49,558	223,009	32,208	2000
BUFFALO, NY	312,426	0	150,888	161,538	312,426	80,252	2000
GRAND ISLAND, NY	350,849	0	247,348	103,501	350,849	60,442	2000
HAMBURG, NY	294,031	0	163,906	130,125	294,031	54,218	2000
LACKAWANNA, NY	250,030	0	129,870	120,160	250,030	61,720	2000
LEWISTON, NY	205,000	0	125,000	80,000	205,000	33,333	2000
TONAWANDA, NY	189,296	0	147,122	42,174	189,296	17,573	2000
TONAWANDA, NY	263,596	11,493	211,337	63,752	275,089	43,718	2000
WEST SENECA, NY	257,142	0	184,385	72,757	257,142	30,322	2000
WILLIAMSVILLE, NY	211,972	0	176,643	35,329	211,972	14,719	2000
ALFRED STATION, NY	714,108	0	414,108	300,000	714,108	46,000	2006
AVOCA, NY	935,543	0	634,543	301,000	935,543	46,000	2006
BATAVIA, NY	684,279	0	364,279	320,000	684,279	49,067	2006
BYRON, NY	969,117	0	669,117	300,000	969,117	46,000	2006
CASTILE, NY	307,196	0	132,196	175,000	307,196	26,833	2006
CHURCHVILLE, NY	1,011,381	0	601,381	410,000	1,011,381	62,867	2006
EAST PEMBROKE, NY	787,465	0	537,465	250,000	787,465	38,333	2006
FRIENDSHIP, NY	392,517	0	42,517	350,000	392,517	53,667	2006
NAPLES, NY	1,257,487	0	827,487	430,000	1,257,487	65,933	2006
ROCHESTER, NY	559,049	0	159,049	400,000	559,049	61,333	2006
PERRY, NY	1,443,847	0	1,043,847	400,000	1,443,847	61,333	2006
PRATTSBURG, NY	553,136	0	303,136	250,000	553,136	38,333	2006
SAVONA, NY	1,314,135	0	964,136	349,999	1,314,135	53,667	2006
WARSAW, NY	990,259	0	690,259	300,000	990,259	46,000	2006
WELLSVILLE, NY	247,281	0	0	247,281	247,281	37,916	2006
ROCHESTER, NY	823,031	0	273,031	550,000	823,031	84,757	2006
LAKEVILLE, NY	1,027,783	0	202,857	824,926	1,027,783	91,323	2008
GREIGSVILLE, NY	1,017,739	0	202,873	814,866	1,017,739	89,426	2008
ROCHESTER, NY	595,237	0	305,237	290,000	595,237	22,893	2008
PHILADELPHIA, PA	687,000	25,017	447,400	264,617	712,017	137,446	1985
PHILADELPHIA, PA	237,100	205,495	154,400	288,195	442,595	196,645	1985
ALLENTOWN, PA	357,500	76,385	232,800	201,085	433,885	119,084	1985
NORRISTOWN, PA	241,300	78,419	157,100	162,619	319,719	97,709	1985
BRYN MAWR, PA	221,000	59,832	143,900	136,932	280,832	93,668	1985
CONSHOHOCKEN, PA	261,100	77,885	170,000	168,985	338,985	116,737	1985
PHILADELPHIA, PA	281,200	34,285	183,100	132,385	315,485	79,638	1985
HUNTINGDON VALLEY, PA	421,800	36,439	274,700	183,539	458,239	105,807	1985
FEASTERVILLE, PA	510,200	160,144	332,200	338,144	670,344	226,939	1985
PHILADELPHIA, PA	285,200	65,498	185,700	164,998	350,698	112,381	1985
PHILADELPHIA, PA	289,300	50,010	188,400	150,910	339,310	96,859	1985
PHILADELPHIA, PA	405,800	221,269	264,300	362,769	627,069	255,105	1985
PHILADELPHIA, PA	417,800	210,406	272,100	356,106	628,206	227,069	1985
PHILADELPHIA, PA	369,600	276,720	240,700	405,620	646,320	292,790	1985
HATBORO, PA	285,200	61,979	185,700	161,479	347,179	108,598	1985
HAVERTOWN, PA	402,000	22,660	253,800	170,860	424,660	99,740	1985
MEDIA, PA	326,195	24,082	191,000	159,277	350,277	105,741	1985
PHILADELPHIA, PA	389,700	28,006	253,800	163,906	417,706	92,695	1985
PHILADELPHIA, PA	341,500	224,647	222,400	343,747	566,147	228,179	1985
ALDAN, PA	281,200	45,539	183,100	143,639	326,739	88,918	1985
BRISTOL, PA	430,500	82,981	280,000	233,481	513,481	154,868	1985
TREVOSE, PA	215,214	16,382	150,000	81,596	231,596	76,096	1987
HAVERTOWN, PA	265,200	24,500	172,700	117,000	289,700	66,918	1985
ABINGTON, PA	309,300	43,696	201,400	151,596	352,996	94,716	1985
HATBORO, PA	289,300	61,371	188,400	162,271	350,671	108,669	1985
CLIFTON HGTS., PA	428,201	63,403	256,400	235,204	491,604	161,928	1985
ALDAN, PA	433,800	21,152	282,500	172,452	454,952	92,653	1985
SHARON HILL, PA	411,057	39,574	266,800	183,831	450,631	108,981	1985

Description	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Gross Amount at Which Carried at Close of Period Building and Improvements	Total	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)

MEDIA, PA	$474,100	$5,055	$308,700	$170,455	$479,155	$83,897	1985
ROSLYN, PA	349,500	173,661	227,600	295,561	523,161	227,969	1985
CLIFTON HGTS, PA	213,000	46,824	138,700	121,124	259,824	81,437	1985
PHILADELPHIA, PA	369,600	273,642	240,700	402,542	643,242	306,174	1985
MORRISVILLE, PA	377,600	33,522	245,900	165,222	411,122	95,906	1985
PHILADELPHIA, PA	302,999	220,313	181,497	341,815	523,312	293,393	1985
PHOENIXVILLE, PA	413,800	17,561	269,500	161,861	431,361	86,345	1985
LANGHORNE, PA	122,202	69,328	50,000	141,530	191,530	99,333	1987
POTTSTOWN, PA	430,000	48,854	280,000	198,854	478,854	120,210	1985
BOYERTOWN, PA	233,000	5,373	151,700	86,673	238,373	44,127	1985
QUAKERTOWN, PA	379,111	89,812	243,300	225,623	468,923	157,434	1985
SOUDERTON, PA	381,700	172,170	248,600	305,270	553,870	206,609	1985
LANSDALE, PA	243,844	200,458	243,844	200,458	444,302	124,383	1985
FURLONG, PA	175,300	151,150	175,300	151,150	326,450	101,322	1985
DOYLESTOWN, PA	405,800	32,659	264,300	174,159	438,459	99,328	1985
NORRISTOWN, PA	175,300	120,786	175,300	120,786	296,086	70,702	1985
TRAPPE, PA	377,600	44,509	245,900	176,209	422,109	107,287	1985
GETTYSBURG, PA	157,602	28,530	67,602	118,530	186,132	118,167	1986
PARADISE, PA	132,295	151,188	102,295	181,188	283,483	181,188	1986
LINWOOD, PA	171,518	22,371	102,968	90,921	193,889	90,076	1987
READING, PA	750,000	49,125	0	799,125	799,125	792,720	1989
ELKINS PARK, PA	275,171	17,524	200,000	92,695	292,695	91,588	1990
NEW OXFORD, PA	1,044,707	13,500	18,687	1,039,520	1,058,207	844,811	1996
GLEN ROCK, PA	20,442	166,633	20,442	166,633	187,075	149,023	1961
PHILADELPHIA, PA	1,251,534	0	813,997	437,537	1,251,534	3,222	2009
NORTH KINGSTOWN, RI	211,835	25,971	89,135	148,671	237,806	148,205	1985
MIDDLETOWN, RI	306,710	16,364	176,710	146,364	323,074	145,626	1987
WARWICK, RI	376,563	39,933	205,889	210,607	416,496	209,088	1989
PROVIDENCE, RI	231,372	191,647	150,392	272,627	423,019	154,654	1991
EAST PROVIDENCE, RI	2,297,435	568,241	1,495,700	1,369,976	2,865,676	741,895	1985
ASHAWAY, RI	618,609	0	402,096	216,513	618,609	44,749	2004
EAST PROVIDENCE, RI	309,950	49,546	202,050	157,446	359,496	99,250	1985
PAWTUCKET, RI	212,775	161,188	118,860	255,103	373,963	240,898	1986
WARWICK, RI	434,752	24,730	266,800	192,682	459,482	117,853	1985
CRANSTON, RI	466,100	12,576	303,500	175,176	478,676	89,783	1985
PAWTUCKET, RI	207,100	2,990	154,400	55,690	210,090	42,411	1985
BARRINGTON, RI	490,200	213,866	319,200	384,866	704,066	284,432	1985
WARWICK, RI	253,100	34,400	164,800	122,700	287,500	74,839	1985
N. PROVIDENCE, RI	542,400	61,717	353,200	250,917	604,117	151,534	1985
EAST PROVIDENCE, RI	486,675	13,947	316,600	184,022	500,622	94,998	1985
WAKEFIELD, RI	413,800	39,616	269,500	183,916	453,416	102,217	1985
EPHRATA, PA	183,477	96,937	136,809	143,605	280,414	143,596	1990
DOUGLASSVILLE, PA	178,488	23,321	128,738	73,071	201,809	73,071	1990
POTTSVILLE, PA	162,402	82,769	43,471	201,700	245,171	192,417	1990
POTTSVILLE, PA	451,360	19,361	147,740	322,981	470,721	317,280	1990
LANCASTER, PA	208,677	24,347	78,254	154,770	233,024	154,770	1989
BETHLEHEM, PA	208,677	42,927	130,423	121,181	251,604	121,181	1989
LANCASTER, PA	642,000	17,993	300,000	359,993	659,993	359,993	1989
HAMBURG, PA	219,280	75,745	130,423	164,602	295,025	164,602	1989
READING, PA	182,592	82,812	104,338	161,066	265,404	147,623	1989
MOUNTVILLE, PA	195,635	19,506	78,254	136,887	215,141	136,887	1989
EBENEZER, PA	147,058	88,474	68,804	166,728	235,532	148,286	1989
INTERCOURSE, PA	311,503	81,287	157,801	234,989	392,790	115,614	1989
REINHOLDS, PA	176,520	83,686	82,017	178,189	260,206	165,976	1989
COLUMBIA, PA	225,906	13,206	75,000	164,112	239,112	144,883	1989
OXFORD, PA	191,449	118,321	65,212	244,558	309,770	223,504	1989
EPHRATA, PA	208,604	52,826	30,000	231,430	261,430	179,819	1989
ROBESONIA, PA	225,913	102,802	70,000	258,715	328,715	243,959	1989
KENHORST, PA	143,466	94,592	65,212	172,846	238,058	172,846	1989
NEFFSVILLE, PA	234,761	45,637	91,296	189,102	280,398	186,954	1989
LEOLA, PA	262,890	102,007	131,189	233,708	364,897	131,417	1989
EPHRATA, PA	187,843	9,400	65,212	132,031	197,243	131,262	1989
RED LION, PA	221,719	29,788	52,169	199,338	251,507	199,338	1989
READING, PA	129,284	137,863	65,352	201,795	267,147	174,658	1989
ROTHSVILLE, PA	169,550	25,188	52,169	142,569	194,738	142,569	1989
HANOVER, PA	231,028	13,252	70,000	174,280	244,280	159,496	1989
HARRISBURG, PA	399,016	347,590	198,740	547,866	746,606	360,151	1989
ADAMSTOWN, PA	213,424	108,844	100,000	222,268	322,268	178,442	1989
LANCASTER, PA	308,964	83,443	104,338	288,069	392,407	274,570	1989
NEW HOLLAND, PA	313,015	106,839	143,465	276,389	419,854	256,032	1989
CHRISTIANA, PA	182,593	11,178	65,212	128,559	193,771	128,559	1989
WYOMISSING HILLS, PA	319,320	113,176	76,074	356,422	432,496	356,422	1989
LAURELDALE, PA	262,079	15,550	86,941	190,688	277,629	189,150	1989
REIFFTON, PA	338,250	5,295	43,470	300,075	343,545	300,075	1989
W.READING, PA	790,432	68,726	387,641	471,517	859,158	470,893	1989
ARENDTSVILLE, PA	173,759	101,020	32,603	242,176	274,779	222,873	1989
MOHNTON, PA	317,228	56,374	66,425	307,177	373,602	294,203	1989
MCCONNELLSBURG, PA	155,367	145,616	69,915	231,068	300,983	141,305	1989
CRESTLINE, OH	1,201,523	0	284,761	916,762	1,201,523	56,833	2008
MANSFIELD, OH	921,108	0	331,599	589,509	921,108	34,311	2008
MANSFIELD, OH	1,950,000	0	700,000	1,250,000	1,950,000	54,083	2009
MONROEVILLE, OH	2,580,000	0	485,000	2,095,000	2,580,000	42,772	2009
ROANOKE, VA	91,281	150,495	0	241,776	241,776	241,778	1990
RICHMOND, VA	120,818	167,895	0	288,713	288,713	288,713	1990
CHESAPEAKE, VA	1,184,759	32,132	604,983	611,908	1,216,891	161,615	1990
PORTSMOUTH, VA	562,255	17,106	221,610	357,751	579,361	354,410	1990
NORFOLK, VA	534,910	6,050	310,630	230,330	540,960	230,330	1990
ASHLAND, VA	839,997	0	839,997	0	839,997	0	2005
FARMVILLE, VA	1,226,505	0	621,505	605,000	1,226,505	114,950	2005
FREDERICKSBURG, VA	1,279,280	0	469,280	810,000	1,279,280	153,900	2005
FREDERICKSBURG, VA	1,715,914	0	995,914	720,000	1,715,914	136,800	2005
FREDERICKSBURG, VA	1,289,425	0	798,444	490,981	1,289,425	112,657	2005
FREDERICKSBURG, VA	3,623,228	0	2,828,228	795,000	3,623,228	151,050	2005
GLEN ALLEN, VA	1,036,585	0	411,585	625,000	1,036,585	118,750	2005
GLEN ALLEN, VA	1,077,402	0	322,402	755,000	1,077,402	143,450	2005
KING GEORGE, VA	293,638	0	293,638	0	293,638	0	2005
KING WILLIAM, VA	1,687,540	0	1,067,540	620,000	1,687,540	117,800	2005
MECHANICSVILLE, VA	1,124,769	0	504,769	620,000	1,124,769	117,800	2005
MECHANICSVILLE, VA	902,892	0	272,892	630,000	902,892	119,700	2005
MECHANICSVILLE, VA	1,476,043	0	876,043	600,000	1,476,043	114,000	2005
MECHANICSVILLE, VA	957,418	0	324,158	633,260	957,418	159,410	2005
MECHANICSVILLE, VA	193,088	0	193,088	0	193,088	0	2005
MECHANICSVILLE, VA	1,677,065	0	1,157,065	520,000	1,677,065	98,800	2005
MECHANICSVILLE, VA	1,042,870	0	222,870	820,000	1,042,870	155,800	2005
MONTPELIER, VA	2,480,686	0	1,725,686	755,000	2,480,686	143,450	2005
PETERSBURG, VA	1,441,374	0	816,374	625,000	1,441,374	118,750	2005
RICHMOND, VA	1,131,878	0	546,878	585,000	1,131,878	111,150	2005
RUTHER GLEN, VA	466,341	0	31,341	435,000	466,341	82,650	2005
SANDSTON, VA	721,651	0	101,651	620,000	721,651	117,800	2005
SPOTSYLVANIA, VA	1,290,239	0	490,239	800,000	1,290,239	152,000	2005
CHESAPEAKE, VA	1,026,115	7,149	407,026	626,238	1,033,264	624,922	1990
BENNINGTON, VT	309,300	154,480	201,400	262,380	463,780	163,522	1985
JACKSONVILLE, FL	559,514	0	296,434	263,080	559,514	109,614	2000
JACKSONVILLE, FL	485,514	0	388,434	97,080	485,514	40,447	2000
JACKSONVILLE, FL	196,764	0	114,434	82,330	196,764	34,302	2000
JACKSONVILLE, FL	201,477	0	117,907	83,570	201,477	34,822	2000
JACKSONVILLE, FL	545,314	0	256,434	288,880	545,314	120,364	2000
ORLANDO, FL	867,515	0	401,435	466,080	867,515	194,197	2000
Miscellaneous Investments	12,200,724	12,924,015	7,436,922	17,687,817	25,124,739	16,426,126

	$425,827,135	$78,046,667	$252,082,801	$251,791,001	$503,873,802	$136,669,475

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

(3)	The aggregate cost for federal income tax purposes was approximately $481,189,000 at December 31, 2009.

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
March 16, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Leo Liebowitz	By:	/s/ Thomas J. Stirnweis

Leo Liebowitz		Thomas J. Stirnweis
Chairman, Chief Executive Officer and Director (Principal Executive Officer)		Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
March 16, 2010		March 16, 2010

By:	/s/ Milton Cooper	By:	/s/ Philip E. Coviello

Milton Cooper		Philip E. Coviello
Director		Director
March 16, 2010		March 16, 2010

By:	/s/ David Driscoll	By:	/s/ Howard Safenowitz

David Driscoll		Howard Safenowitz
Director		Director
March 16, 2010		March 16, 2010

EXHIBIT INDEX

GETTY REALTY CORP.
Annual Report on Form 10-K
for the year ended December 31, 2009

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.3 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.	Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No.333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (amended and restated as of January 1, 2002), adopted by the Company on September 3, 2002.	Filed as Exhibit 10.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30, 1998.

Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3**	Asset Purchase Agreement among Power Test Corp. (now known as Getty Properties Corp.), Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of December 21, 1984.	(a)

10.4	Assignment of Trademark Registrations	Filed as Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-13777) and incorporated herein by reference.

10.5*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*

Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.7*	Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change in control.	Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8	Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.	Filed as Exhibit 10.8 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.9	Form of Tax Sharing Agreement between Getty Petroleum Corp (now known as Getty. Properties Corp.) and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.9 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10	Consolidated, Amended and Restated Master Lease Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.10 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.11	Environmental Indemnity Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	(a)

10.12	Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.	(a)

10.13	Trademark License Agreement, dated November 2, 2000, between Getty™ Corp. and Getty Petroleum Marketing Inc.	(a)

10.14*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	(a)

10.15*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.16**	Contract for Sale and Purchase between Getty Properties Corp. and various subsidiaries of Trustreet Properties, Inc. dated as of February 6, 2007.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13777) and incorporated herein by reference.

10.17

Senior Unsecured Credit Agreement dated as of March 27, 2007 with J. P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 (File No. 001-13777) and incorporated herein by reference.

10.18*	Severance Agreement and General Release by and between Getty Realty Corp. and Andrew M. Smith effective October 31, 2007 and dated November 13, 2007.	Filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K filed November 14, 2007 (File No. 001-13777) and incorporated herein by reference.

10.19*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.20*	Amendment dated December 31, 2008 to Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change of control. (See Exhibit 10.7).	Filed as Exhibit 10.20 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.21	Unitary Net Lease Agreement between GTY MD Leasing, Inc. and White Oak Petroleum LLC, dated as of September 25, 2009.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

10.22	Loan Agreement among GTY MD Leasing, Inc., Getty Properties Corp., Getty Realty Corp., and TD Bank, dated as of September 25, 2009.	Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	(a)

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

(a)	Filed herewith

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