Form 10-Q
period 2010-03-31
GETTY REALTY CORP /MD/
filed 2010-05-10
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-13777

GETTY REALTY CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	11-3412575
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

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
Yes [   ]  No [X]

Registrant had outstanding 24,766,426 shares of Common Stock, par value $.01 per share, as of May 7, 2010.

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:
Real Estate:
Land	$252,669	$252,083
Buildings and improvements	251,990	251,791
	504,659	503,874
Less — accumulated depreciation and amortization	(138,608)	(136,669)
Real estate, net	366,051	367,205
Net investment in direct financing lease	19,229	19,156
Deferred rent receivable (net of allowance of $9,136 at March 31, 2010 and $9,389 at December 31, 2009)	27,619	27,481
Cash and cash equivalents	3,141	3,050
Recoveries from state underground storage tank funds, net	4,205	3,882
Mortgages and accounts receivable, net	2,431	2,402
Prepaid expenses and other assets	8,816	9,696
Total assets	$431,492	$432,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$149,200	$151,200
Term loan	24,175	24,370
Environmental remediation costs	17,008	16,527
Dividends payable	11,783	11,805
Accounts payable and accrued expenses	21,163	21,301
Total liabilities	223,329	225,203
Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 24,766,426 at March 31, 2010 and 24,766,376 at December 31, 2009	248	248
Paid-in capital	259,565	259,459
Dividends paid in excess of earnings	(48,960)	(49,045)
Accumulated other comprehensive loss	(2,690)	(2,993)
Total shareholders’ equity	208,163	207,669
Total liabilities and shareholders’ equity	$431,492	$432,872

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2010	2009

Revenues from rental properties	$22,470	$20,643

Operating expenses:
Rental property expenses	3,232	3,057
Environmental expenses, net	1,552	2,538
General and administrative expenses	2,338	1,838
Depreciation and amortization expense	2,394	2,520
Total operating expenses	9,516	9,953

Operating income	12,954	10,690

Other income, net	121	133
Interest expense	(1,494)	(1,195)
Earnings from continuing operations	11,581	9,628

Discontinued operations:
Earnings from operating activities	14	68
Gains on dispositions of real estate	310	232
Earnings from discontinued operations	324	300
Net earnings	$11,905	$9,928

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.47	$0.39
Earnings from discontinued operations	$0.01	$0.01
Net earnings	$0.48	$0.40

Weighted-average shares outstanding:
Basic	24,766	24,766
Stock options and restricted stock units	3	-
Diluted	24,769	24,766

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009

Net earnings	$11,905	$9,928
Other comprehensive income:
Net unrealized gain on interest rate swap	303	287
Comprehensive income	$12,208	$10,215

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$11,905	$9,928
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	2,395	2,593
Gains from dispositions of real estate	(310)	(269)
Deferred rental revenue, net of allowance	(138)	188
Amortization of above-market and below-market leases	(173)	(190)
Amortization of investment in direct financing lease	(73)	-
Accretion expense	165	177
Stock-based employee compensation expense	106	94
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(242)	(153)
Accounts receivable	(63)	(1,590)
Prepaid expenses and other assets	(353)	(15)
Environmental remediation costs	235	680
Accounts payable and accrued expenses	377	765
Net cash flow provided by operating activities	13,831	12,208

Cash flows from investing activities:
Property acquisitions and capital expenditures	(1,500)	(1,950)
Proceeds from dispositions of real estate	639	398
Decrease in cash held for property acquisitions	1,124	628
Collection of mortgages receivable	34	31
Net cash flow provided by (used in) investing activities	297	(893)

Cash flows from financing activities:
(Repayments) borrowings under credit agreement, net	(2,000)	750
Repayments under term loan agreement	(195)	-
Cash dividends paid	(11,842)	(11,669)
Net cash flow used in financing activities	(14,037)	(10,919)

Net increase in cash and cash equivalents	91	396
Cash and cash equivalents at beginning of period	3,050	2,178

Cash and cash equivalents at end of period	$3,141	$2,574

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$1,441	$1,489
Income taxes, net	74	134
Recoveries from state underground storage tank funds	(206)	(93)
Environmental remediation costs	995	736

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Discontinued operations for the three months ended March 31, 2010 and 2009 are primarily comprised of gains or losses from property dispositions, respectively. The revenue from rental properties and expenses related to these properties are insignificant for the three months ended March 31, 2010 and 2009.

Unaudited, Interim Financial Statements: The consolidated financial statements are unaudited but, in the Company’s opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Earnings per Common Share: Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. Diluted earnings per common share also give effect, utilizing the treasury stock method, to the potential dilution from the exercise of stock options. For the three months ended March 31, 2009, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

	Three months ended March 31,
	2010	2009
Earnings from continuing operations	$11,581	$9,628
Less dividend equivalents attributable to restricted stock units outstanding	(56)	(40)
Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	11,525	9,588
Discontinued operations	324	300
Net earnings attributable to common shareholders used for basic earnings per share calculation	$11,849	$9,888

Weighted-average number of common shares outstanding:
Basic	24,766	24,766
Stock options	3	-
Diluted	24,769	24,766

Restricted stock units outstanding at the end of the period	118	86

2.	LEASES

The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for the property. The Company leases or subleases approximately twenty of its properties for uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s properties are primarily located in the Northeast and Mid-Atlantic regions of the United States. The Company owns or leases properties in New York, Connecticut, Massachusetts, New Jersey, Delaware, Maine, Maryland, New Hampshire, Pennsylvania, Rhode Island, Virginia, Vermont, Texas, North Carolina, Hawaii, California, Florida, Ohio, Arkansas, Illinois, and North Dakota.

As of March 31, 2010, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred thirty-two properties. Eight hundred twenty-two of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and ten properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).

Revenues from rental properties included in continuing operations for the quarters ended March 31, 2010 and 2009 were $22,470,000 and $20,643,000, respectively, of which $15,168,000, and $15,294,000, respectively, were received from Marketing under the Marketing Leases and $6,927,000 and $5,358,000, respectively, were received from other tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenues from rental properties included in continuing operations include Revenue Recognition Adjustments which increased rental revenue by $375,000 for the quarter ended March 31, 2010, and decreased rental revenue by $9,000 for the quarter ended March 31, 2009.

The components of the $19,229,000 net investment in direct financing lease as of March 31, 2010 are minimum lease payments receivable of $77,415,000 plus unguaranteed estimated residual value of $1,907,000 less unearned income of $60,093,000.

3.	COMMITMENTS AND CONTINGENCIES

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of March 31, 2010, the Company leased eight hundred thirty-two, or 78% of its one thousand sixty-four properties, on a long-term triple-net basis to Marketing, a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies (see note 2 for additional information).

The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (66% for the three months ended March 31, 2010), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing). Marketing has made all required monthly rental payments under the Marketing Leases when due through May 2010, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant annual losses and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, the Company previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless Marketing shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

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

In connection with its restructuring, Marketing eliminated all of the debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which the Company believes increased Marketing’s liquidity and improved its balance sheet. However, the Company cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due and through the terms of the Marketing Leases. The Company continues to believe that to the extent Marketing requires continued financial support from Lukoil, that it is probable that Lukoil will continue to provide such financial support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that the Company’s belief regarding the likelihood of Lukoil providing continuing financial support to Marketing could prove to be incorrect or will change as circumstances change.  Furthermore, Lukoil has the right to sell its ownership interest in Marketing without the Company’s consent, and there can be no assurance that if Marketing were sold by Lukoil that the acquiror would provide financial support to Marketing. If Marketing should fail to meet its financial obligations to us, including payment of rent, such default could lead to a protracted and expensive process for retaking control of our properties. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

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

The Company intends either to re-let or sell any properties removed from the Marketing Leases whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. The Company intends to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. The Company believes that as of March 31, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty, or 14%, of the Company’s properties and the Company also believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. Marketing recently agreed to permit the Company to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and the Company is marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between the Company and Marketing on terms for removal of properties from the Marketing Leases. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

Based on discussions with representatives of Marketing, the Company’s decision to attempt to negotiate with Marketing for a modification of the Marketing Leases, and its belief that the Marketing Leases will be modified prior to the expiration of the current lease term, the Company believes that it is probable that it will not collect all of the rent due related to properties the Company identified as being the most likely to be removed from the Marketing Leases. As of March 31, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $22,477,000 and $22,801,000, respectively, which was comprised of a gross deferred rent receivable of $31,613,000 and $32,190,000, respectively, partially offset by a valuation reserve of $9,136,000 and $9,389,000, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to  properties identified by the Company as being the most likely to be removed from the Marketing Leases. The Company has not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at one hundred eighty-three retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of March 31, 2010. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of any such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance could result in an event of default pursuant to each agreement which, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, including, in particular, the Company’s belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases and; (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, the Company may be required to (i) reserve additional amounts of the deferred rent receivable related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.

Although Marketing has made all required monthly rental payments under the Marketing Leases when due through May 2010, the Company cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of March 31, 2010 and December 31, 2009 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997 (the “Spin-Off”). As of March 31, 2010 and December 31, 2009, the Company had accrued $3,633,000 and $3,790,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

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

As of March 31, 2010, the Company is defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering fifty-two cases. The Company expects that these settlements will be finalized during the second quarter of 2010. The Company remains a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In 2009, the Company provided litigation reserves relating to a majority of the MTBE cases pending against it. However, the Company is still unable to estimate its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.

The ultimate resolution of the matters related to the Lower Passaic River and the MTBE litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets included, in accounts payable and accrued expenses, $291,000 and $292,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s Consolidated Statements of Operations for the three months ended March 31, 2009 include, in general and administrative expenses, a charge of $25,000 for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

As of March 31, 2010, borrowings under the Credit Agreement, described below, were $149,200,000, bearing interest at a weighted-average effective rate of 3.1% per annum. The weighted-average effective rate is based on $104,200,000 of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Company had $25,800,000 available under the terms of the Credit Agreement as of March 31, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of March 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

Subject to the terms of the Credit Agreement and continued compliance with the covenants therein, the Company has the option to extend the term of the credit agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The Company does not expect to exercise its option to increase the amount of the Credit Agreement at this time. In addition, the Company believes that it would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to the Company, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Term Loan Agreement described below.

On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of March 31, 2010, borrowings under the Term Loan Agreement were $24,175,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement.

The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of March 31, 2010, $45,000,000 of the Company’s LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of March 31, 2010 and December 31, 2009, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the three months ended March 31, 2010 or 2009 representing the hedge’s ineffectiveness. At March 31, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $2,690,000 and $2,993,000, respectively. For the three months ended March 31, 2010 and 2009, the Company has recorded, in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets, a gain of $303,000 and $287,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $2,690,000 recorded as of March 31, 2010 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The fair value of the Swap Agreement was $2,690,000 as of March 31, 2010, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $143,500,000 as of March 31, 2010 The fair value of the borrowings outstanding under the Term Loan Agreement was $24,200,000 as of March 31, 2010. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of March 31, 2010, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap.

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

Of the eight hundred thirty-two properties leased to Marketing as of March 31, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-three retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of March 31, 2010, the Company had regulatory approval for remediation action plans in place for two hundred thirty-seven (95%) of the two hundred forty-nine properties for which it continues to retain environmental responsibility and the remaining twelve properties (5%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-seven properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $949,000 and $1,342,000 for the three months ended March 31, 2010 and 2009, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of March 31, 2010 and December 31, 2009, and 2008, the Company had accrued $17,008,000, $16,527,000 and $17,660,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2010 and December 31, 2009 and 2008, the Company had also recorded $4,205,000, $3,882,000 and $4,223,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $12,645,000, and $13,437,000 as of December 31, 2009, and 2008, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $165,000, and $177,000 of net accretion expense was recorded for the three months ended March 31, 2010 and 2009, respectively, substantially all of which is included in environmental expenses.

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

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the three months ended March 31, 2010 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
Balance, December 31, 2009	24,766,376	$248	$259,459	$(49,045)	$(2,993)	$207,669
Net earnings				11,905		11,905
Dividends				(11,820)		(11,820)
Stock-based employee compensation expense	50		106			106
Net unrealized gain on interest rate swap					303	303
Balance, March 31, 2010	24,766,426	$248	$259,565	$(48,960)	$(2,690)	$208,163

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2010 or December 31, 2009.

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

The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak, and the Company, whereby White Oak acquired the properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate of all thirty-six properties with the Company. The unitary triple-net lease for the properties between White Oak and the Company has an initial term of twenty years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for 2½% annual rent escalations. White Oak is responsible for all existing and future environmental conditions at the properties. White Oak is an affiliate of DAG Enterprises, Inc.

The selected unaudited financial data of White Oak, LLC as of March 31, 2010 and for the quarter then ended, which has been prepared by White Oak’s management, is provided below.

(in thousands)
Operating Data (for the quarter ended March 31, 2010:
Gross sales	$38,847
Gross profit	1,130
Net (loss)	(335)

Balance Sheet Data (at March 31, 2010):
Current assets	$1,155
Noncurrent assets	57,086
Current liabilities	5,478
Noncurrent liabilities	53,406

8.	SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 78% of the Company’s properties as of March 31, 2010) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of March 31, 2010 or the property’s use immediately prior to its disposition or third party lease expiration.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2007 through March 31, 2010. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the eight hundred thirty-two properties leased to Marketing as of March 31, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-three retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)

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

The condensed combining balance sheet of Getty Realty Corp. as of March 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,756	$114,913	$—	$252,669
Buildings and improvements	154,185	97,530	275	251,990
	291,941	212,443	275	504,659
Less — accumulated depreciation and amortization	(117,028)	(21,417)	(163)	(138,608)
Real estate, net	174,913	191,026	112	366,051
Net investment in direct financing lease	—	19,229	—	19,229
Deferred rent receivable, net	22,477	5,142	—	27,619
Cash and cash equivalents	—	—	3,141	3,141
Recoveries from state underground storage tank funds, net	4,107	98	—	4,205
Mortgages and accounts receivable, net	33	1,000	1,398	2,431
Prepaid expenses and other assets	—	4,117	4,699	8,816
Total assets	201,530	220,612	9,350	431,492
LIABILITIES:
Borrowings under credit line	—	—	149,200	149,200
Term loan	—	—	24,175	24,175
Environmental remediation costs	16,609	399	—	17,008
Dividends payable	—	—	11,783	11,783
Accounts payable and accrued expenses	1,194	8,252	11,717	21,163
Total liabilities	17,803	8,651	196,875	223,329

Net assets (liabilities)	$183,727	$211,961	$(187,525)	$208,163

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,887	$114,196	$—	$252,083
Buildings and improvements	154,344	97,172	275	251,791
	292,231	211,368	275	503,874
Less — accumulated depreciation and amortization	(116,128)	(20,386)	(155)	(136,669)
Real estate, net	176,103	190,982	120	367,205
Net investment in direct financing lease	—	19,156	—	19,156
Deferred rent receivable, net	22,801	4,680	—	27,481
Cash and cash equivalents	—	—	3,050	3,050
Recoveries from state underground storage tank funds, net	3,784	98	—	3,882
Mortgages and accounts receivable, net	—	970	1,432	2,402
Prepaid expenses and other assets	—	4,052	5,644	9,696
Total assets	202,688	219,938	10,246	432,872
LIABILITIES:
Borrowings under credit line	—	—	151,200	151,200
Term loan	—	—	24,370	24,370
Environmental remediation costs	16,114	413	—	16,527
Dividends payable	—	—	11,805	11,805
Accounts payable and accrued expenses	920	8,643	11,738	21,301
Total liabilities	17,034	9,056	199,113	225,203

Net assets (liabilities)	$185,654	$210,882	$(188,867)	$207,669

The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$14,835	$7,635	$—	$22,470
Operating expenses:
Rental property expenses	(1,907)	(1,092)	(233)	(3,232)
Environmental expenses, net	(1,516)	(36)	—	(1,552)
General and administrative expenses	(32)	(33)	(2,273)	(2,338)
Depreciation and amortization expense	(1,059)	(1,327)	(8)	(2,394)
Total operating expenses	(4,514)	(2,488)	(2,514)	(9,516)
Operating income	10,321	5,147	(2,514)	12,954
Other income, net	—	—	121	121
Interest expense	—	—	(1,494)	(1,494)
Earnings from continuing operations	10,321	5,147	(3,887)	11,581
Discontinued operations:
Earnings from operating activities	13	1	—	14
Gains on dispositions of real estate	284	26	—	310
Earnings from discontinued operations	297	27	—	324
Net earnings	$10,618	$5,174	$(3,887)	$11,905

The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$15,034	$5,609	$—	$20,643
Operating expenses:
Rental property expenses	(1,803)	(1,116)	(138)	(3,057)
Environmental expenses, net	(2,480)	(58)	—	(2,538)
General and administrative expenses	(63)	(93)	(1,682)	(1,838)
Depreciation and amortization expense	(1,312)	(1,191)	(17)	(2,520)
Total operating expenses	(5,658)	(2,458)	(1,837)	(9,953)
Operating income	9,376	3,151	(1,837)	10,690
Other income, net	37	—	96	133
Interest expense	—	—	(1,195)	(1,195)
Earnings from continuing operations	9,413	3,151	(2,936)	9,628
Discontinued operations:
Earnings from operating activities	97	(29)	—	68
Gains on dispositions of real estate	—	232	—	232
Earnings from discontinued operations	97	203	—	300
Net earnings	$9,510	$3,354	$(2,936)	$9,928

The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,618	$5,174	$(3,887)	$11,905
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	1,059	1,328	8	2,395
Gain from dispositions of real estate	(284)	(26)	—	(310)
Deferred rental revenue	324	(462)	—	(138)
Amortization of above-market and below-market leases	—	(173)	—	(173)
Amortization of investment in direct financing lease	—	(73)	—	(73)
Accretion expense	161	4	—	165
Stock-based employee compensation expense	—	—	106	106
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(244)	2	—	(242)
Mortgages and accounts receivable, net	(33)	(30)	—	(63)
Prepaid expenses and other assets	—	(174)	(179)	(353)
Environmental remediation costs	255	(20)	—	235
Accounts payable and accrued expenses	274	(179)	282	377
Net cash flow provided by (used in) operating activities	12,130	5,371	(3,670)	13,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(1,500)	—	(1,500)
Proceeds from dispositions of real estate	414	225	—	639
(Increase) decrease in cash held for property acquisitions	—	—	1,124	1,124
Collection (issuance) of mortgages receivable, net	—	—	34	34
Net cash flow provided by (used in) investing activities	414	(1,275)	1,158	297
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	(2,000)	(2,000)
Repayments under term loan agreement	—	—	(195)	(195)
Cash dividends paid	—	—	(11,842)	(11,842)
Cash consolidation – Corporate	(12,544)	(4,096)	16,670	—
Net cash flow provided by (used in) financing activities	(12,544)	(4,096)	2,603	(14,037)
Net increase in cash and cash equivalents	—	—	91	91
Cash and cash equivalents at beginning of period	—	—	3,050	3,050
Cash and cash equivalents at end of year	$—	$—	$3,141	$3,141

The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,510	$3,354	$(2,936)	$9,928
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	1,323	1,253	17	2,593
Gain from dispositions of real estate	(37)	(232)	—	(269)
Deferred rental revenue	249	(61)	—	188
Amortization of above-market and below-market leases	—	(190)	—	(190)
Accretion expense	173	4	—	177
Stock-based employee compensation expense	—	—	94	94
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(166)	13	—	(153)
Mortgages and accounts receivable, net	(3)	(1,587)	—	(1,590)
Prepaid expenses and other assets	—	(169)	154	(15)
Environmental remediation costs	684	(4)	—	680
Accounts payable and accrued expenses	(62)	4	823	765
Net cash flow provided by (used in) operating activities	11,671	2,385	(1,848)	12,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(1,950)	—	(1,950)
Proceeds from dispositions of real estate	114	284	—	398
Decrease in cash held for property acquisitions	—	—	628	628
Collection of mortgages receivable, net	—	—	31	31
Net cash flow provided by (used in) investing activities	114	(1,666)	659	(893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement, net	—	—	750	750
Cash dividends paid	—	—	(11,669)	(11,669)
Cash consolidation – Corporate	(11,785)	(719)	12,504	—
Net cash flow provided by (used in) financing activities	(11,785)	(719)	1,585	(10,919)
Net increase in cash and cash equivalents	—	—	396	396
Cash and cash equivalents at beginning of period	—	—	2,178	2,178
Cash and cash equivalents at end of year	$—	$—	$2,574	$2,574

9.	SUBSEQUENT EVENT

The Company filed a shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on April 20, 2010. The shelf registration statement provides for the issuance of up to $350,000,000 of debt or equity securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2009, and “Part I, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.

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

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (See “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding our real estate business and our properties.) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009.)

Marketing and the Marketing Leases

As of March 31, 2010, we leased eight hundred thirty-two properties, or 78% of our one thousand sixty-four properties, on a long-term triple-net basis to Getty Petroleum Marketing Inc. (“Marketing”), a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Eight hundred twenty-two of the properties we lease to Marketing are leased under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. Ten of the properties we lease to Marketing are leased under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”).

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators Since a substantial portion of our revenues (66% for the three months ended March 31, 2010) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in Item 1. Financial Statements - Notes to Consolidated Financial Statements.”) Marketing has made all required monthly rental payments under the Marketing Leases when due through May 2010, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant annual losses and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2008, we previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless it shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

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

In connection with its restructuring, Marketing eliminated all of the debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which we believe increased Marketing’s liquidity and improved its balance sheet. However, we cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We continue to believe that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that our beliefs regarding the likelihood of Lukoil providing continuing financial support to Marketing could prove to be incorrect or will change as circumstances change.  Furthermore, Lukoil has the right to sell its ownership interest in Marketing without our consent, and there can be no assurance that if Marketing were sold by Lukoil that the acquiror would provide financial support to Marketing. If Marketing should fail to meet its financial obligations to us, including payment of rent, such default could lead to a protracted and expensive process for retaking control of our properties. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

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

We intend either to re-let or sell any properties removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. We intend to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that properties are removed from the Marketing Leases, we cannot accurately predict if, when, or on what terms such properties could be re-let or sold.

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of March 31, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty, 14% of our properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. Marketing recently agreed to permit us to list with brokers and to show to prospective purchasers and lessees, seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and we are marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between us and Marketing on terms for removal of properties from the Marketing Leases. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

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

 Based on discussions with representatives of Marketing, our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases, and our belief that the Marketing Leases will be modified prior to the expiration of the current lease term, we believe that it is probable that we will not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of March 31, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $22.5 million and $22.8 million, respectively, which is comprised of gross deferred rent receivable of $31.6 million and $32.2 million, respectively, partially offset by a valuation reserve of $9.1 million and $9.4 million, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by us as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivables related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at one hundred eighty-three retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of March 31, 2010 or December 31, 2009. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that as a result of any such accrual, it is reasonably possible that we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

We estimate that the aggregate Marketing Environmental Liabilities for which we may ultimately be responsible to pay range between $13 million and $20 million, net of expected recoveries from underground storage tank funds of which between $6 million to $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Although we do not have a common understanding with Marketing that would form a basis for modification of the Marketing Leases, if the Marketing Leases are modified to remove any composition of properties, it is not our intention to assume Marketing’s Environmental Liabilities related to the properties that are so removed without adequate consideration from Marketing. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual aggregate Marketing Environmental Liabilities and the actual Marketing Environmental Liabilities related to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve may differ materially from our estimates and we can provide no assurance as to the accuracy of these estimates.

Our belief that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support, and that Lukoil will not allow Marketing to fail to perform its obligations under the Marketing Leases are critical assumptions regarding future uncertainties affecting the accounting for matters related to Marketing and the Marketing Leases. Our beliefs are based on various factors, including, among other things, Marketing’s timely payment history despite its trend of reporting large losses, capital contributions made and credit support provided in the past by Lukoil, and the potential damage to Lukoil’s brand and reputation which we do not believe Lukoil would be willing to suffer as a result of default or bankruptcy of one of its wholly owned subsidiaries. Prior to Marketing’s restructuring discussed above, we also based our beliefs on Lukoil’s guarantees of substantially all of Marketing’s outstanding debt which was repaid in the fourth quarter of 2009. We cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s recent history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We cannot accurately predict what actions Marketing or Lukoil will take if, subsequent to the restructuring, Marketing continues to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases.

Should our assessments, assumptions and beliefs prove to be incorrect, including, in particular, our belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions we reached may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, we may be required to reserve additional amounts of the deferred rent receivable, record additional impairment charges related to the properties subject of the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of the Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustment, impairment charges and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases under these leases; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) our rental operating expenses (exclusive of impairment charges); and (v) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net earnings	$11,905	$9,928

Depreciation and amortization of real estate assets	2,395	2,593
Gains from dispositions of real estate	(310)	(269)
Funds from operations	13,990	12,252
Revenue recognition adjustments	(384)	(2)
Adjusted funds from operations	$13,606	$12,250
Diluted per share amounts:
Earnings per share	$0.48	$0.40
Funds from operations per share	$0.56	$0.49
Adjusted funds from operations per share	$0.55	$0.49

Diluted weighted-average shares outstanding	24,769	24,766

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues from rental properties included in continuing operations increased by $1.9 million to $22.5 million for the three months ended March 31, 2010, as compared to $20.6 million for the three months ended March 31, 2009. We received approximately $15.2 million for the three months ended March 31, 2010 and $15.3 million for the three months ended March 31, 2009 from properties leased to Marketing under the Marketing Leases. We also received rent of $6.9 million for the three months ended March 31, 2010 and $5.4 million for the three months ended March 31, 2009 from other tenants. The increase in rent received for the three months ended March 31, 2010 was primarily due to rental income from the thirty-six properties we acquired from White Oak Petroleum LLP (“White Oak”) in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the quarters presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.4 million for the quarter ended March 31, 2010, and decreased rental revenue by an insignificant amount for the quarter ended March 31, 2009.

Rental property expenses which are primarily comprised of rent expense and real estate and other state and local taxes, included in continuing operations increased by $0.1 million to $3.2 million for the three months ended March 31, 2010, as compared to $3.1 million for the three months ended March 31, 2009. The increase in rental property expenses was principally due to higher rent expense recognized as a result of providing $0.3 million attributable to a settlement of a landlord’s claim for additional rent, partially offset by third party lease expirations when compared to the prior year period.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the quarter ended March 31, 2010 decreased by $0.9 million to $1.6 million, as compared to $2.5 million for the quarter ended March 31, 2009. The decrease in net environmental expenses for the quarter ended March 31, 2010 was primarily due to lower litigation loss reserves and legal fees which decreased by an aggregate $0.6 million to $0.4 million for the quarter ended March 31, 2010 as compared to $1.0 million for the quarter ended March 31, 2009 and a lower provision for estimated environmental remediation costs which decreased by $0.4 million to $0.9 million for the quarter ended March 31, 2010 as compared to $1.3 million recorded for the quarter ended March 31, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $0.5 million to $2.3 million for the three months ended March 31, 2010 as compared to $1.8 million recorded for the three months ended March 31, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses, allowances for doubtful accounts and professional fees.

Depreciation and amortization expense included in continuing operations decreased by $0.1 million to $2.4 million for the three months ended March 31, 2010, as compared to $2.5 million for the three months ended March 31, 2009. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease expirations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $0.5 million to $9.5 million for the three months ended March 31, 2010, as compared to $10.0 million for the three months ended March 31, 2009.

Other income, net, included in income from continuing operations was $0.1 million for each of the quarters ended March 31, 2010 and 2009. Gains from dispositions of real estate included in discontinued operations were $0.3 million for 2010 as compared to $0.2 million for 2009. Gains on dispositions of real estate for the quarter ended March 31, 2010 were comparable to the prior year period. For the three months ended March 31, 2010, there were two property dispositions, including one property that was mutually agreed to be removed from the Marketing Leases prior to the expiration of the current term of the Master Lease. For the three months ended March 31, 2009, there was one property disposition. Other income, net and gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

Interest expense increased by $0.3 million to $1.5 million for the three months ended March 31, 2010, as compared to $1.2 million for the three months ended March 31, 2009. The increase was principally due to higher average borrowings outstanding during the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, related to the acquisition of properties from White Oak in September 2009.

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation.

As a result, net earnings increased by $2.0 million to $11.9 million for the three months ended March 31, 2010, as compared to the $9.9 million for the three months ended March 31, 2009. Earnings from continuing operations increased by $2.0 million to $11.6 million for the three months ended March 31, 2010, as compared to $9.6 million for the three months ended March 31, 2009. Earnings from continuing operations for the three months ended March 31, 2010 excludes the operating results and $0.3 million of net gain from the disposition of two properties sold in 2010, which applicable results have been included in earnings from discontinued operations for the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, FFO increased by $1.7 million to $14.0 million, as compared to $12.3 million for the three months ended March 31, 2009, and AFFO increased by $1.3 million to $13.6 million, as compared to $12.3 million for the three months ended March 31, 2009. The increase in FFO for the three months ended March 31, 2010 was primarily due to the changes in net earnings but excludes the $0.2 million decrease in depreciation and amortization expense and $41,000 increase in gains on dispositions of real estate. The increase in AFFO for the three months ended March 31, 2010 also excludes a $0.4 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share increased by $0.08 per share to $0.48 per share for the three months ended March 31, 2010, as compared to $0.40 per share for the three months ended March 31, 2009. Diluted FFO per share increased by $0.07 per share for the three months ended March 31, 2010 to $0.56 per share, as compared to $0.49 per share for the three months ended March 31, 2009. Diluted AFFO per share increased by $0.06 per share for the three months ended March 31, 2010 to $0.55 per share, as compared to $0.49 per share for the three months ended March 31, 2009.

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

As of March 31, 2010, borrowings under the Credit Agreement, described below, were $149.2 million, bearing interest at a weighted-average effective rate of 3.1% per annum. The weighted-average effective rate is based on $104.2 million of LIBOR rate borrowings floating at market rates plus a margin of 1.25% and $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. We had $25.8 million available under the terms of the Credit Agreement as of March 31, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of March 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

Subject to the terms of the Credit Agreement, and continued compliance with the covenants therein, we have the option to extend the term of the Credit Agreement for one additional year to March 2012 and/or, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. We do not expect to exercise our option to increase the amount of the Credit Agreement at this time. In addition, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility at this time. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under our Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Term Loan Agreement described below.

We are party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of March 31, 2010, $45.0 million of our LIBOR based borrowings under the Credit Agreement bear interest at an effective rate of 6.69%.

On September 25, 2009, we entered into a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of March 31, 2010, borrowings under the Term Loan Agreement were $24.2 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Term Loan Agreement.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the three months ended March 31, 2010 and 2009 amounted to $1.5 million, and $2.0 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets will impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $11.8 million and $11.7 million for the three months ended March 31, 2010 and 2009, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.475 per share each quarter ($1.90 per share, or $47.2 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2009. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.475 per share per quarter, if at all.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and exposure to paying an earnings and profits deficiency dividend. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined. Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of March 31, 2010, we have regulatory approval for remediation action plans in place at two hundred thirty-seven (95%) of the two hundred forty-nine properties at which we continue to retain remediation responsibility and the remaining twelve properties (5%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-seven properties where we have received “no further action” letters.

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

It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to directly pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “— General —Marketing and the Marketing Leases” above for additional information.)

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of March 31, 2010 and December 31, 2009 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at one hundred eighty-three scheduled sites.

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

We have determined that the aggregate amount of the environmental liabilities attributable to Marketing related to our properties (as estimated by us based on our assumptions and our analysis of information currently available to us described in more detail above) (the “Marketing Environmental Liabilities”) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that it is reasonably possible that as a result of such accrual, we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and our Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. (See “— General —Marketing and the Marketing Leases” above for additional information.)

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

As of March 31, 2010, we had accrued $12.8 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which is comprised of $17.0 million of estimated environmental obligations and liabilities offset by $4.2 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $0.9 million and $1.3 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.1 million. Accordingly, the environmental accrual as of March 31, 2010 was increased by $2.1 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2010 was then further increased by $1.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $2.1 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of March 31, 2010 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the three months ended March 31, 2010 would not have changed significantly if these changes in the assumptions were made effective December 31, 2009.

In view of the uncertainties associated with environmental expenditures, contingencies concerning the Marketing and the Marketing Leases and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “— General — Marketing and the Marketing Leases” above for additional information.)

Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We cannot accurately predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot accurately predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation.

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of March 31, 2010 and December 31, 2009, we had accrued $3.6 million and $3.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi district litigation cases, in particular, for which accruals have been provided in part could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item 1. Legal Proceedings” which appears in this Form 10-Q for additional information with respect to these and other pending environmental lawsuits and claims.

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

We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most, if not all of the conditions at the property identified by the NJDEP and the EPA. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be accurately predicted and the outcome of which are not yet known.

MTBE Litigation

As of March 31, 2010, we are defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010,  we reached agreements to settle two plaintiff classes covering fifty-two cases. We expect that these settlements will be finalized during the second quarter of 2010. We remain a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In 2009, we provided litigation reserves of $2.3 million relating to a majority of the MTBE cases pending against us. However, we are still unable to estimate our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding Marketing which is a wholly owned subsidiary of Lukoil, and the Marketing Leases included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Marketing and the Marketing Leases” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Marketing is dependent on Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing in the future and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases; our belief that the Marketing Leases will be modified prior to the expiration of the current lease term; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; the impact of Marketing’s restructuring; our belief that it is not probable that we will not collect all the rent due related to properties the Company identified as most likely to be removed from the Marketing Leases; the expected effect of regulations on our long-term performance; our beliefs regarding the potential damage to Lukoil’s brand and reputation; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; our ability to predict the actions of Marketing or Lukoil; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to re-let properties at market rents or sell properties; our expectations regarding future acquisitions; our ability to maintain our federal tax status as a real estate investment trust (“REIT”); the probable outcome of litigation or regulatory actions; including our belief that Marketing or other counterparties are responsible for certain environmental remediation costs; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest rate Swap Agreement and our expectation that we will not settle the interest rate Swap Agreement prior to its maturity; our ability to continue complying with the terms of the Credit Agreement and the Term Loan Agreement; the expectation that the Credit Agreement (as defined below) will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; our assessment as to the adequacy of our insurance coverage; our belief that Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately one hundred fifty, or 14%, of our properties and our beliefs that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions including the estimated net sales value we expect to receive on the properties where we reduced the carrying amount of the properties during 2009.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us and involve known and unknown risks (including the risks described herein, those described in “Marketing and the Marketing Leases” herein, and other risks that we describe from time to time in our filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These factors include, but are not limited to: risks associated with owning and leasing real estate generally; dependence on Marketing as a tenant and on rentals from companies engaged in the petroleum marketing and convenience store businesses; adverse developments in general business, economic or political conditions; competition for properties and tenants; risk of performance of our tenants of their lease obligations; tenant non-renewal and our ability to relet or sell vacant properties; the effects of taxation and other regulations; potential litigation exposure; costs of completing environmental remediation and of compliance with environmental regulations; exposure to counterparty risk; the risk of loss of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; risks associated with owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; risks associated with potential future acquisitions; losses not covered by insurance; future dependence on external sources of capital; the risk that our business operations may not generate sufficient cash for distributions or debt service; our potential inability to pay dividends; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of March 31, 2010 under the Credit Agreement and the Term Loan Agreement were $149.2 million and $24.2 million, respectively, bearing interest at a weighted-average rate of 1.8% per annum, or a weighted-average effective rate of 3.1% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $104.2 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.25%, (ii) $45.0 million of LIBOR rate borrowings outstanding under the Credit Agreement effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25% and (iii) $24.2 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1%. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of March 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.25% for LIBOR rate borrowings.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2010 has not increased significantly, as compared to December 31, 2009. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of March 31, 2010, $45.0 million of our LIBOR based borrowings outstanding under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of March 31, 2010, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $128.4 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $176.9 million for 2010, an increase in market interest rates of 0.5% for the remainder of 2010 would decrease our 2010 net income and cash flows by $0.5 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $153.0 million average outstanding borrowings under the Credit Agreement during the first quarter of 2010 plus the $23.9 million average scheduled outstanding borrowings for 2010 under the Term Loan Agreement is indicative of our future average borrowings for 2010 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and decreases in the outstanding amount under our Term Loan Agreement.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, and note 3 to our consolidated financial statements in such Form 10-K, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

We were named as a defendant in lawsuits filed from December 2003 through June 2009 brought on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. We have finalized settlement of one case and we were dismissed from five of the cases initially filed against us. Presently, fifty-three of these MTBE cases remain pending against us. Each of these cases name as defendants approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Irving Oil Corporation, Mobil Oil Corporation, Sunoco, Inc., Texaco, Inc., Tosco Corporation, Unocal Corporation, Valero Energy Corporation, Marathon Oil Company, Shell Oil Company, Giant Yorktown, Inc., BP Amoco Chemical Company, Inc., Atlantic Richfield Company, Coastal Oil New England, Inc., Chevron Texaco Corporation, Amerada Hess Corp., Chevron U.S.A., Inc., CITGO Petroleum Corporation, ConocoPhillips Company, Exxon Mobil Corporation, Getty Petroleum Marketing, Inc., and Gulf Oil Limited Partnership.

Pursuant to consolidation procedures under federal law, most of the MTBE cases originally filed in various state and federal courts were transferred to the United States District Court for the Southern District of New York for coordinated Multi-District Litigation proceedings. We are presently named as a defendant in thirty-nine out of more than one hundred cases that have been consolidated in this Multi-District Litigation. We are also named as a defendant in fourteen related MTBE cases pending in the Supreme Court of New York, Nassau County. During the quarter ended March 31, 2010, we reached agreements to settle two plaintiff classes covering fifty-two of the fifty-three cases currently pending against us. We expect that these settlements will be finalized during the second quarter of 2010.

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

In 2009, we provided litigation reserves of $2.3 million relating to a majority of the MTBE cases pending against us. However, we are still unable to estimate our liability for the case involving the State of New Jersey, as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

We have tendered defense and indemnification to Marketing and its insurers under the Spin-Off Agreement and the Master Lease.

Item 1A.  Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
May 7, 2010

BY:	/s/ Leo Liebowitz
(Signature)
LEO LIEBOWITZ
Chairman and Chief
Executive Officer
May 7, 2010

51