Form 10-Q
period 2010-06-30
GETTY REALTY CORP /MD/
filed 2010-08-09
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes [   ]  No [X]

Registrant had outstanding 29,941,576 shares of Common Stock, par value $.01 per share, as of August 9, 2010.

GETTY REALTY CORP.

INDEX

Part I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Real Estate:
Land	$253,466	$252,083
Buildings and improvements	252,077	251,791
	505,543	503,874
Less — accumulated depreciation and amortization	(140,502)	(136,669)
Real estate, net	365,041	367,205
Net investment in direct financing lease	20,373	19,156
Deferred rent receivable (net of allowance of $8,648 at June 30, 2010 and $9,389 at December 31, 2009)	27,640	27,481
Cash and cash equivalents	10,091	3,050
Recoveries from state underground storage tank funds, net	4,390	3,882
Mortgages and accounts receivable, net	2,174	2,402
Prepaid expenses and other assets	7,559	9,696
Total assets	$437,268	$432,872
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$45,000	$151,200
Term loan	23,980	24,370
Environmental remediation costs	17,317	16,527
Dividends payable	14,278	11,805
Accounts payable and accrued expenses	19,974	21,301
Total liabilities	120,549	225,203
Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 29,941,576 at June 30, 2010 and 24,766,376 at December 31, 2009	299	248
Paid-in capital	367,844	259,459
Dividends paid in excess of earnings	(49,279)	(49,045)
Accumulated other comprehensive loss	(2,145)	(2,993)
Total shareholders’ equity	316,719	207,669
Total liabilities and shareholders’ equity	$437,268	$432,872

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues from rental properties	$21,742	$20,531	$44,191	$41,154

Operating expenses:
Rental property expenses	2,314	2,498	5,538	5,544
Impairment charges	-	1,069	-	1,069
Environmental expenses, net	1,335	1,088	2,887	3,636
General and administrative expenses	1,820	1,516	4,158	3,354
Depreciation and amortization expense	2,405	2,696	4,795	5,229
Total operating expenses	7,874	8,867	17,378	18,832
Operating income	13,868	11,664	26,813	22,322

Other income, net	53	116	174	249
Interest expense	(1,322)	(1,242)	(2,816)	(2,437)
Earnings from continuing operations	12,599	10,538	24,171	20,134

Discontinued operations:
Earnings from operating activities	32	4	55	104
Gains on dispositions of real estate	1,328	3,063	1,638	3,295
Earnings from discontinued operations	1,360	3,067	1,693	3,399
Net earnings	$13,959	$13,605	$25,864	$23,533

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.46	$0.43	$0.93	$0.81
Earnings from discontinued operations	$0.05	$0.12	$0.07	$0.14
Net earnings	$0.51	$0.55	$1.00	$0.95

Weighted-average shares outstanding:
Basic	27,150	24,766	25,958	24,766
Stock options and restricted stock units	2	-	2	-
Diluted	27,152	24,766	25,960	24,766

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net earnings	$13,959	$13,605	$25,864	$23,533
Other comprehensive income:
Unrealized gain on interest rate swap	545	548	848	835
Comprehensive income	$14,504	$14,153	$26,712	$24,368

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$25,864	$23,533
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	4,804	5,353
Impairment charges	-	1,069
Gains from dispositions of real estate	(1,638)	(3,348)
Deferred rental revenue, net of allowance	(159)	(169)
Amortization of above-market and below-market leases	(343)	(380)
Amortization of investment in direct financing lease	(157)	-
Accretion expense	345	365
Stock-based employee compensation expense	231	197
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(329)	55
Accounts receivable	156	(1,230)
Prepaid expenses and other assets	(323)	(21)
Environmental remediation costs	266	(223)
Accounts payable and accrued expenses	(58)	50
Net cash flow provided by operating activities	28,659	25,251

Cash flows from investing activities:
Property acquisitions and capital expenditures	(4,662)	(1,971)
Proceeds from dispositions of real estate	2,739	4,281
Decrease (increase) in cash held for property acquisitions	2,243	(3,136)
Collection of mortgages receivable	72	91
Net cash flow provided by (used in) investing activities	392	(735)

Cash flows from financing activities:
Repayments under credit agreement, net	(106,200)	(750)
Repayments under term loan agreement	(390)	-
Cash dividends paid	(23,625)	(23,349)
Net proceeds from issuance of common stock	108,205	-
Net cash flow used in financing activities	(22,010)	(24,099)

Net increase in cash and cash equivalents	7,041	417
Cash and cash equivalents at beginning of period	3,050	2,178

Cash and cash equivalents at end of period	$10,091	$2,595

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$2,763	$2,621
Income taxes, net	252	247
Recoveries from state underground storage tank funds	(372)	(591)
Environmental remediation costs	2,024	2,184

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three and six months ended June 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Discontinued operations for the three and six months ended June 30, 2010 and 2009 are primarily comprised of gains or losses from property dispositions. Revenue from rental properties and expenses related to these properties are insignificant for the three and six months ended June 30, 2010 and 2009.

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

Earnings per Common Share: Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. Diluted earnings per common share also gives effect, utilizing the treasury stock method, to the potential dilution from the exercise of stock options. For the three and six months ended June 30, 2009, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Earnings from continuing operations	$12,599	$10,538	$24,171	$20,134
Less dividend equivalents attributable to restricted stock units outstanding	(56)	(40)	(112)	(81)
Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	12,543	10,498	24,059	20,053
Discontinued operations	1,360	3,067	1,693	3,399
Net earnings attributable to common shareholders used for basic earnings per share calculation	$13,903	$13,565	$25,752	$23,452

Weighted-average number of common shares outstanding:
Basic	27,150	24,766	25,958	24,766
Stock options	2	-	2	-
Diluted	27,152	24,766	25,960	24,766

Restricted stock units outstanding at the end of the period	118	86	118	86

2.	LEASES

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

As of June 30, 2010, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred twenty-seven properties. Eight hundred eighteen of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and nine properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).

Revenues from rental properties included in continuing operations for the quarter and six months ended June 30, 2010 were $21,742,000, and $44,191,000, respectively, of which $15,126,000 and $30,273,000, respectively, were received from Marketing under the Marketing Leases and $6,346,000 and $13,273,000, respectively, were received from other tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenues from rental properties included in continuing operations include Revenue Recognition Adjustments which increased rental revenue by $270,000 and $645,000 for the quarter and six months ended June 30, 2010, and increased rental revenue by $538,000 and $529,000 for the quarter and six months ended June 30, 2009.

The components of the $20,373,000 net investment in direct financing lease as of June 30, 2010 are minimum lease payments receivable of $79,594,000 plus unguaranteed estimated residual value of $2,013,000 less unearned income of $61,234,000.

3.	COMMITMENTS AND CONTINGENCIES

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of June 30, 2010, the Company leased eight hundred twenty-seven, or 78% of its one thousand sixty-three properties, on a long-term triple-net basis to Marketing, a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies (see note 2 for additional information).

The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (67% for the six months ended June 30, 2010), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing). Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2010, although there can be no assurance that it will continue to do so.

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

In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from the Company, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from the Company, the Company has concluded, based on the recent press releases described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from the Company. Marketing sold certain assets unrelated to the properties it leases from the Company to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. The Company believes that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from the Company. As part of the restructuring, Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

In June 2010, Marketing and Bionol Clearfield LLC (“Bionol”) each issued press releases regarding a contractual dispute between them. Bionol owns and operates an ethanol plant in Pennsylvania. Bionol and Marketing entered into a five-year contract under which Marketing agreed to purchase substantially all of the ethanol production from the Bionol plant, at formula-based prices. Bionol stated that Marketing breached the contract by not paying the agreed-upon price for the ethanol. According to Bionol’s press release, the cumulative gross purchase commitment under the contract could be on the order of one billion dollars. Marketing stated in its press release that it continues to pay Bionol millions of dollars each month for the ethanol, withholding only the amount of the purchase price in dispute and that it has filed for arbitration to resolve the dispute. Among other things related to this matter, the Company does not know: (i) the accuracy of the statements made by Marketing and Bionol; (ii) the cumulative or projected amount of the purchase price in dispute and how Marketing has accounted for the ethanol contract in its financial statements; or (iii) how the formula-based price compares to the market price of ethanol. The Company cannot predict with any certainty how the ultimate resolution of this matter may impact Marketing’s long-term financial performance and its ability to meet its obligations to the Company as they become due through the terms of the Marketing Leases.

The Company believes that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the Company’s properties. As of June 30, 2010, approximately two hundred forty-five of the Company's retail properties, comprising substantially all of the properties in New England that the Company leases to Marketing, were subleased by Marketing to a single distributor. These properties are in the process of being rebranded BP stations and are being supplied petroleum products under a supply contract with BP. As of June 30, 2010, approximately seventy of the Company's retail properties in New Jersey were subleased by Marketing to a single distributor. The Company believes that Marketing may be seeking subtenants for other significant portions of the portfolio of properties it leases from the Company.

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

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. The Company believes that as of June 30, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred forty-five, or 18%, of the Company’s properties leased to Marketing and the Company also believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In the third quarter of 2009 Marketing agreed to permit the Company to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and the Company is marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between the Company and Marketing on terms for removal of properties from the Marketing Leases. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

Based on discussions with representatives of Marketing, the Company’s decision to attempt to negotiate with Marketing for a modification of the Marketing Leases, and its belief that the Marketing Leases will be modified prior to the expiration of the current lease term, the Company believes that it is probable that it will not collect all of the rent due related to properties the Company identified as being the most likely to be removed from the Marketing Leases. As of June 30, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $22,181,000 and $22,801,000, respectively, which was comprised of a gross deferred rent receivable of $30,829,000 and $32,190,000, respectively, partially offset by a valuation reserve of $8,648,000 and $9,389,000, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to  properties identified by the Company as being the most likely to be removed from the Marketing Leases.

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

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at one hundred eighty-three retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2010. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of any such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance could result in an event of default pursuant to each agreement which, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement.

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

Although Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2010, the Company cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2010 and December 31, 2009 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997 (the “Spin-Off”). As of June 30, 2010 and December 31, 2009, the Company had accrued $3,633,000 and $3,790,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

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

As of June 30, 2010, the Company is defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering fifty-two cases. The Company expects that these settlements will be finalized during the third quarter of 2010. The Company remains a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

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

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of June 30, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets included, in accounts payable and accrued expenses, $279,000 and $292,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s Consolidated Statements of Operations for the six months ended June 30, 2009 include, in general and administrative expenses, a charge of $25,000 for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

As of June 30, 2010, borrowings under the Credit Agreement, described below, were $45,000,000, bearing interest at an effective rate of 6.69% per annum. The effective rate is based on $45,000,000 of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. The Company had $130,000,000 available under the terms of the Credit Agreement as of June 30, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of June 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and will decrease from 1.25% to 1.0% during the third quarter for LIBOR rate borrowings.

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

On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of June 30, 2010, borrowings under the Term Loan Agreement were $23,980,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement.

The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Credit Agreement. As a result of the Swap Agreement, as of June 30, 2010, the $45,000,000 LIBOR based borrowings outstanding under the Credit Agreement bears interest at an effective rate of 6.69%.

The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of June 30, 2010 and December 31, 2009, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the six months ended June 30, 2010 or 2009 representing the hedge’s ineffectiveness. At June 30, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $2,145,000 and $2,993,000, respectively. For the six months ended June 30, 2010 and 2009, the Company has recorded, in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets, a gain of $848,000 and $835,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $2,145,000 recorded as of June 30, 2010 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The fair value of the Swap Agreement was $2,145,000 as of June 30, 2010, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $43,400,000, as of June 30, 2010. The fair value of the borrowings outstanding under the Term Loan Agreement was $23,970,000 as of June 30, 2010. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of June 30, 2010, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap.

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

Of the eight hundred twenty-seven properties leased to Marketing as of June 30, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-three retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of June 30, 2010, the Company had regulatory approval for remediation action plans in place for two hundred thirty-three (94%) of the two hundred forty-nine properties for which it continues to retain environmental responsibility and the remaining sixteen properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at twenty-seven properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $1,931,000 and $1,773,000 for the six months ended June 30, 2010 and 2009, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of June 30, 2010 and December 31, 2009, and 2008, the Company had accrued $17,317,000, $16,527,000 and $17,660,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2010 and December 31, 2009 and 2008, the Company had also recorded $4,390,000, $3,882,000 and $4,223,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $12,645,000 and $13,437,000 as of December 31, 2009 and 2008, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $345,000, and $365,000 of net accretion expense was recorded for the six months ended June 30, 2010 and 2009, respectively, substantially all of which is included in environmental expenses.

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

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the six months ended June 30, 2010 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
Balance, December 31, 2009	24,766,376	$248	$259,459	$(49,045)	$(2,993)	$207,669
Net earnings				25,864		25,864
Dividends				(26,098)		(26,098)
Stock-based employee compensation expense	200		231			231
Issuance of common stock	5,175,000	51	108,154			108,205
Net unrealized gain on interest rate swap					848	848
Balance, June 30, 2010	29,941,576	$299	$367,844	$(49,279)	$(2,145)	$316,719

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2010 or December 31, 2009.

During May 2010, the Company completed a public stock offering of 5,175,000 shares of the Company’s common stock. The $108,205,000 net proceeds from the issuance of common stock (after related transaction costs of $522,000) was used in part to repay a portion of the outstanding balance under the Company’s Credit Agreement and the remainder is available for general corporate purposes.

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

The selected unaudited financial data of White Oak, LLC as of June 30, 2010 and for the quarter and six months then ended, which has been prepared by White Oak’s management, is provided below.

(in thousands)

Operating Data (for the quarter ended June 30, 2010):
Gross sales	$43,241
Gross profit	1,808
Net income	110

Operating Data (for the six months ended June 30, 2010):
Gross sales	$82,088
Gross profit	2,938
Net (loss)	(225)

Balance Sheet Data (at June 30, 2010):
Current assets	$ 1,736
Noncurrent assets	57,657
Current liabilities	5,617
Noncurrent liabilities	54,310

8. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and June 30, 2009 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 78% of the Company’s properties as of June 30, 2010) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants, and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of June 30, 2010 or the property’s use immediately prior to its disposition or third party lease expiration.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2007 through June 30, 2010. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the eight hundred twenty-seven properties leased to Marketing as of June 30, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-three retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)

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

The condensed combining balance sheet of Getty Realty Corp. as of June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,187	$116,279	$—	$253,466
Buildings and improvements	153,536	98,230	311	252,077
	290,723	214,509	311	505,543
Less — accumulated depreciation and amortization	(117,641)	(22,689)	(172)	(140,502)
Real estate, net	173,082	191,820	139	365,041
Net investment in direct financing lease	—	20,373	—	20,373
Deferred rent receivable, net	22,181	5,459	—	27,640
Cash and cash equivalents	—	—	10,091	10,091
Recoveries from state underground storage tank funds, net	4,298	92	—	4,390
Mortgages and accounts receivable, net	5	809	1,360	2,174
Prepaid expenses and other assets	—	3,892	3,667	7,559
Total assets	199,566	222,445	15,257	437,268
LIABILITIES:
Borrowings under credit line	—	—	45,000	45,000
Term loan	—	—	23,980	23,980
Environmental remediation costs	16,928	389	—	17,317
Dividends payable	—	—	14,278	14,278
Accounts payable and accrued expenses	1,129	7,850	10,995	19,974
Total liabilities	18,057	8,239	94,253	120,549

Net assets (liabilities)	$181,509	$214,206	$(78,996)	$316,719

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,887	$114,196	$—	$252,083
Buildings and improvements	154,344	97,172	275	251,791
	292,231	211,368	275	503,874
Less — accumulated depreciation and amortization	(116,128)	(20,386)	(155)	(136,669)
Real estate, net	176,103	190,982	120	367,205
Net investment in direct financing lease	—	19,156	—	19,156
Deferred rent receivable, net	22,801	4,680	—	27,481
Cash and cash equivalents	—	—	3,050	3,050
Recoveries from state underground storage tank funds, net	3,784	98	—	3,882
Mortgages and accounts receivable, net	—	970	1,432	2,402
Prepaid expenses and other assets	—	4,052	5,644	9,696
Total assets	202,688	219,938	10,246	432,872
LIABILITIES:
Borrowings under credit line	—	—	151,200	151,200
Term loan	—	—	24,370	24,370
Environmental remediation costs	16,114	413	—	16,527
Dividends payable	—	—	11,805	11,805
Accounts payable and accrued expenses	920	8,643	11,738	21,301
Total liabilities	17,034	9,056	199,113	225,203

Net assets (liabilities)	$185,654	$210,882	$(188,867)	$207,669

The condensed combining statement of operations of Getty Realty Corp. for the three months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$14,825	$6,917	$—	$21,742
Operating expenses:
Rental property expenses	(1,591)	(548)	(175)	(2,314)
Environmental expenses, net	(1,304)	(31)	—	(1,335)
General and administrative expenses	(60)	(25)	(1,735)	(1,820)
Depreciation and amortization expense	(1,054)	(1,342)	(9)	(2,405)
Total operating expenses	(4,009)	(1,946)	(1,919)	(7,874)
Operating income	10,816	4,971	(1,919)	13,868
Other income, net	—	—	53	53
Interest expense	—	—	(1,322)	(1,322)
Earnings from continuing operations	10,816	4,971	(3,188)	12,599
Discontinued operations:
Earnings from operating activities	(1)	33	—	32
Gains on dispositions of real estate	1,328	—	—	1,328
Earnings from discontinued operations	1,327	33	—	1,360
Net earnings	$12,143	$5,004	$(3,188)	$13,959

The condensed combining statement of operations of Getty Realty Corp. for the three months ended June 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$15,251	$5,280	$—	$20,531
Operating expenses:
Rental property expenses	(1,683)	(673)	(142)	(2,498)
Impairment charges	(1,069)	—	—	(1,069)
Environmental expenses, net	(1,062)	(26)	—	(1,088)
General and administrative expenses	(43)	(57)	(1,416)	(1,516)
Depreciation and amortization expense	(1,398)	(1,280)	(18)	(2,696)
Total operating expenses	(5,255)	(2,036)	(1,576)	(8,867)
Operating income	9,996	3,244	(1,576)	11,664
Other income, net	—	16	100	116
Interest expense	—	—	(1,242)	(1,242)
Earnings from continuing operations	9,996	3,260	(2,718)	10,538
Discontinued operations:
Earnings from operating activities	44	(40)	—	4
Gains on dispositions of real estate	3,063	—	—	3,063
Earnings from discontinued operations	3,107	(40)	—	3,067
Net earnings	$13,103	$3,220	$(2,718)	$13,605

The condensed combining statement of operations of Getty Realty Corp. for the six months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$29,639	$14,552	$—	$44,191
Operating expenses:
Rental property expenses	(3,518)	(1,612)	(408)	(5,538)
Environmental expenses, net	(2,821)	(66)	—	(2,887)
General and administrative expenses	(92)	(58)	(4,008)	(4,158)
Depreciation and amortization expense	(2,109)	(2,669)	(17)	(4,795)
Total operating expenses	(8,540)	(4,405)	(4,433)	(17,378)
Operating income	21,099	10,147	(4,433)	26,813
Other income, net	—	—	174	174
Interest expense	—	—	(2,816)	(2,816)
Earnings from continuing operations	21,099	10,147	(7,075)	24,171
Discontinued operations:
Earnings from operating activities	55	—	—	55
Gains on dispositions of real estate	1,612	26	—	1,638
Earnings from discontinued operations	1,667	26	—	1,693
Net earnings	$22,766	$10,173	$(7,075)	$25,864

The condensed combining statement of operations of Getty Realty Corp. for the six months ended June 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$30,265	$10,889	$—	$41,154
Operating expenses:
Rental property expenses	(3,491)	(1,773)	(280)	(5,544)
Impairment charges	(1,069)	—	—	(1,069)
Environmental expenses, net	(3,552)	(84)	—	(3,636)
General and administrative expenses	(106)	(150)	(3,098)	(3,354)
Depreciation and amortization expense	(2,708)	(2,486)	(35)	(5,229)
Total operating expenses	(10,926)	(4,493)	(3,413)	(18,832)
Operating income	19,339	6,396	(3,413)	22,322
Other income, net	49	4	196	249
Interest expense	—	—	(2,437)	(2,437)
Earnings from continuing operations	19,388	6,400	(5,654)	20,134
Discontinued operations:
Earnings from operating activities	172	(68)	—	104
Gains on dispositions of real estate	3,067	228	—	3,295
Earnings from discontinued operations	3,239	160	—	3,399
Net earnings	$22,627	$6,560	$(5,654)	$23,533

The condensed combining statement of cash flows of Getty Realty Corp. for the six months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,766	$10,173	$(7,075)	$25,864
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	2,117	2,670	17	4,804
Gain from dispositions of real estate	(1,612)	(26)	—	(1,638)
Deferred rental revenue	620	(779)	—	(159)
Amortization of above-market and below-market leases	—	(343)	—	(343)
Amortization of investment in direct financing lease	—	(157)	—	(157)
Accretion expense	337	8	—	345
Stock-based employee compensation expense	—	—	231	231
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(339)	10	—	(329)
Mortgages and accounts receivable, net	(5)	161	—	156
Prepaid expenses and other assets	—	(57)	(266)	(323)
Environmental remediation costs	302	(36)	—	266
Accounts payable and accrued expenses	209	(372)	105	(58)
Net cash flow provided by (used in) operating activities	24,395	11,252	(6,988)	28,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,626)	(36)	(4,662)
Proceeds from dispositions of real estate	2,515	224	—	2,739
Decrease in cash held for property acquisitions	—	—	2,243	2,243
Collection of mortgages receivable, net	—	—	72	72
Net cash flow provided by (used in) investing activities	2,515	(4,402)	2,279	392
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement, net	—	—	(106,200)	(106,200)
Repayments under term loan agreement	—	—	(390)	(390)
Cash dividends paid	—	—	(23,625)	(23,625)
Net proceeds from issuance of common stock			108,205	108,205
Cash consolidation – Corporate	(26,910)	(6,850)	33,760	—
Net cash flow provided by (used in) financing activities	(26,910)	(6,850)	11,750	(22,010)

Net increase in cash and cash equivalents	—	—	7,041	7,041
Cash and cash equivalents at beginning of period	—	—	3,050	3,050
Cash and cash equivalents at end of year	$—	$—	$10,091	$10,091

The condensed combining statement of cash flows of Getty Realty Corp. for the six months ended June 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,627	$6,560	$(5,654)	$23,533
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	2,734	2,584	35	5,353
Impairment charges	1,069			1,069
Gain from dispositions of real estate	(3,116)	(232)	—	(3,348)
Deferred rental revenue	108	(277)	—	(169)
Amortization of above-market and below-market leases	—	(380)	—	(380)
Accretion expense	357	8	—	365
Stock-based employee compensation expense	—	—	197	197
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	21	34	—	55
Mortgages and accounts receivable, net	2	(1,232)	—	(1,230)
Prepaid expenses and other assets	—	(40)	19	(21)
Environmental remediation costs	(197)	(26)	—	(223)
Accounts payable and accrued expenses	(107)	(2)	159	50
Net cash flow provided by (used in) operating activities	23,498	6,997	(5,244)	25,251
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(1,950)	(21)	(1,971)
Proceeds from dispositions of real estate	3,997	284	—	4,281
Increase in cash held for property acquisitions	—	—	(3,136)	(3,136)
Collection of mortgages receivable, net	—	—	91	91
Net cash flow provided by (used in) investing activities	3,997	(1,666)	(3,066)	(735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement, net	—	—	(750)	(750)
Cash dividends paid	—	—	(23,349)	(23,349)
Cash consolidation – Corporate	(27,495)	(5,331)	32,826	—
Net cash flow provided by (used in) financing activities	(27,495)	(5,331)	8,727	(24,099)
Net increase in cash and cash equivalents	—	—	417	417
Cash and cash equivalents at beginning of period	—	—	2,178	2,178
Cash and cash equivalents at end of year	$—	$—	$2,595	$2,595

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

RECENT DEVELOPMENTS

During May 2010, we completed a public stock offering of 5.2 million shares of our common stock. The $108.2 million net proceeds from the offering was used in part to repay a portion of the outstanding balance under our Credit Agreement and the remainder is available for general corporate purposes.

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

Marketing and the Marketing Leases

As of June 30, 2010, we leased eight hundred twenty-seven properties, or 78% of our one thousand sixty-three properties, on a long-term triple-net basis to Getty Petroleum Marketing Inc. (“Marketing”), a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Eight hundred eighteen of the properties we lease to Marketing are leased under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. Nine of the properties we lease to Marketing are leased under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”).

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (68% for the three months ended June 30, 2010) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in “Item 1. Financial Statements - Notes to Consolidated Financial Statements.”) Marketing has made all required monthly rental payments under the Marketing Leases when due through August 2010, although there can be no assurance that it will continue to do so.

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

In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, based on the recent press releases described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from us. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. We believe that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from us. As part of the restructuring, Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

In June 2010, Marketing and Bionol Clearfield LLC (“Bionol”) each issued press releases regarding a contractual dispute between them. Bionol owns and operates an ethanol plant in Pennsylvania. Bionol and Marketing entered into a five-year contract under which Marketing agreed to purchase substantially all of the ethanol production from the Bionol plant, at formula-based prices. Bionol stated that Marketing breached the contract by not paying the agreed-upon price for the ethanol. According to Bionol’s press release, the cumulative gross purchase commitment under the contract could be on the order of one billion dollars. Marketing stated in its press release that it continues to pay Bionol millions of dollars each month for the ethanol, withholding only the amount of the purchase price in dispute  and that it has filed for arbitration to resolve the dispute. Among other items related to this matter, we do not know: (i) the accuracy of the statements made by Marketing and Bionol; (ii) the cumulative or projected amount of the purchase price in dispute and how Marketing has accounted for the ethanol contract in its financial statements; or (iii) how the formula-based price compares to the market price of ethanol. We cannot predict with any certainty how the ultimate resolution of this matter may impact Marketing’s long-term financial performance and its ability to meet its obligations to us as they become due through the terms of the Marketing Leases.

We believe that Marketing is exiting the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the properties leased from us by Marketing. As of June 30, 2010, approximately two hundred forty-five of our retail properties, comprising substantially all of the properties in New England that we lease to Marketing, were subleased by Marketing to a single distributor. These properties are in the process of being rebranded BP stations and are being supplied petroleum products under a supply contract with BP. As of June 30, 2010, approximately seventy of our retail properties in New Jersey were subleased by Marketing to a single distributor. We believe that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from us.

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

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of June 30, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred forty-five, 18% of our properties leased to Marketing and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In the third quarter of 2009, Marketing agreed to permit us to list with brokers and to show to prospective purchasers and lessees, seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment, and we are marketing such properties for sale or leasing. As previously discussed, however, there is no agreement between us and Marketing on terms for removal of properties from the Marketing Leases. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

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

 Based on discussions with representatives of Marketing, our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases, and our belief that the Marketing Leases will be modified prior to the expiration of the current lease term, we believe that it is probable that we will not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of June 30, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $22.2 million and $22.8 million, respectively, which was comprised of a gross deferred rent receivable of $30.8 million and $32.2 million, respectively, partially offset by a valuation reserve of $8.6 million and $9.4 million, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by us as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivables related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at one hundred eighty-three retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of June 30, 2010 or December 31, 2009. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that as a result of any such accrual, it is reasonably possible that we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges and/or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

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

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings	$13,959	$13,605	$25,864	$23,533

Depreciation and amortization of real estate assets	2,409	2,760	4,804	5,353
Gains from dispositions of real estate	(1,328)	(3,079)	(1,638)	(3,348)
Funds from operations	15,040	13,286	29,030	25,538
Revenue recognition adjustments	(275)	(547)	(659)	(549)
Impairment charges	-	1,069	-	1,069
Adjusted funds from operations	$14,765	$13,808	$28,371	$26,058
Diluted per share amounts:
Earnings per share	$0.51	$0.55	$1.00	$0.95
Funds from operations per share	$0.55	$0.54	$1.12	$1.03
Adjusted funds from operations per share	$0.54	$0.56	$1.09	$1.05

Diluted weighted-average shares outstanding	27,152	24,766	25,960	24,766

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues from rental properties included in continuing operations increased by $1.2 million to $21.7 million for the three months ended June 30, 2010, as compared to $20.5 million for the three months ended June 30, 2009. We received approximately $15.1 million for the three months ended June 30, 2010 and June 30, 2009 from properties leased to Marketing under the Marketing Leases. We also received rent of $6.3 million for the three months ended June 30, 2010 and $4.9 million for the three months ended June 30, 2009 from other tenants. The increase in rent received for the three months ended June 30, 2010 was primarily due to rental income from the thirty-six properties we acquired from, and leased back to, White Oak Petroleum LLP (“White Oak”) in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the quarters presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.3 million and $0.5 million for the quarters ended June 30, 2010, and June 30, 2009, respectively.

Rental property expenses which are primarily comprised of rent expense and real estate and other state and local taxes, included in continuing operations decreased by $0.2 million to $2.3 million for the three months ended June 30, 2010, as compared to $2.5 million for the three months ended June 30, 2009. The decrease in rental property expenses was principally due to lower rent expense resulting from third party lease expirations as compared to the prior year period.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the quarter ended June 30, 2010 increased by $0.2 million to $1.3 million, as compared to $1.1 million for the quarter ended June 30, 2009. The increase in net environmental expenses for the quarter ended June 30, 2010 was primarily due to a higher provision for estimated environmental remediation costs which increased by $0.6 million to $1.0 million for the quarter ended June 30, 2010, as compared to $0.4 million recorded for the quarter ended June 30, 2009, partially offset by a lower provision for litigation loss reserves and legal fees which decreased by an aggregate $0.3 million to $0.2 million for the quarter ended June 30, 2010, as compared to $0.5 million for the quarter ended June 30, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $0.3 million to $1.8 million for the three months ended June 30, 2010 as compared to $1.5 million recorded for the three months ended June 30, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses and professional fees.

Depreciation and amortization expense included in continuing operations decreased by $0.3 million to $2.4 million for the three months ended June 30, 2010, as compared to $2.7 million for the three months ended June 30, 2009. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease expirations and dispositions of real estate partially offset by depreciation charges related to properties acquired.

There were no impairment charges recorded in the three months ended June 30, 2010. The $1.1 million of impairment charges recorded in the three months ended June 30, 2009 were attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.

As a result, total operating expenses decreased by approximately $1.0 million to $7.9 million for the three months ended June 30, 2010, as compared to $8.9 million for the three months ended June 30, 2009.

Other income, net, included in income from continuing operations was $0.1 million for each of the quarters ended June 30, 2010 and 2009. Gains from dispositions of real estate included in discontinued operations were $1.3 million for 2010 as compared to $3.1 million for 2009. For the three months ended June 30, 2010, there were two property dispositions that were mutually agreed to be removed from the Marketing Leases prior to the expiration of the current term of the Master Lease. For the three months ended June 30, 2009, there were three property dispositions. Other income, net and gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

Interest expense increased by $0.1 million to $1.3 million for the three months ended June 30, 2010, as compared to $1.2 million for the three months ended June 30, 2009. The increase for the quarter ended June 30, 2010 was due to higher weighted average effective interest rates partially offset by lower borrowings outstanding during the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three months ended June 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Earnings from discontinued operations decreased by $1.7 million to $1.4 million for the three months ended June 30, 2010, as compared to $3.1 million for the three months ended June 30, 2009. The decrease was due to lower gains on dispositions of real estate.

As a result, earnings from continuing operations increased by $2.1 million to $12.6 million for the three months ended June 30, 2010, as compared to $10.5 million for the three months ended June 30, 2009 and net earnings increased by $0.4 million to $14.0 million for the three months ended June 30, 2010, as compared to the $13.6 million for the three months ended June 30, 2009.

For the three months ended June 30, 2010, FFO increased by $1.7 million to $15.0 million, as compared to $13.3 million for the three months ended June 30, 2009, and AFFO increased by $1.0 million to $14.8 million, as compared to $13.8 million for the three months ended June 30, 2009. The increase in FFO for the three months ended June 30, 2010 was primarily due to the changes in net earnings but excludes a $0.4 million decrease in depreciation and amortization expense and a $1.8 million decrease in gains on dispositions of real estate. The increase in AFFO for the three months ended June 30, 2010 also excludes $1.1 million of impairment charges recorded in 2009 and a $0.2 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the three months ended June 30, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 2.4 million shares, or 9.6%, for the three ended June 30, 2010, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share decreased by $0.04 per share to $0.51 per share for the three months ended June 30, 2010, as compared to $0.55 per share for the three months ended June 30, 2009. Diluted FFO per share increased by $0.01 per share for the three months ended June 30, 2010 to $0.55 per share, as compared to $0.54 per share for the three months ended June 30, 2009. Diluted AFFO per share decreased by $0.02 per share for the three months ended June 30, 2010 to $0.54 per share, as compared to $0.56 per share for the three months ended June 30, 2009.

 Six months ended June  30, 2010 compared to the six months ended June 30, 2009

Revenues from rental properties included in continuing operations were $44.2 million for the six months ended June 30, 2010, as compared to $41.2 million for the six months ended June 30, 2009. We received approximately $30.3 million in rents for the six months ended June 30, 2010 and $30.4 million in rent for the six months ended June 30, 2009 from properties leased to Marketing under the Marketing Leases. We also received rent of $13.3 million for the six months ended June 30, 2010 and $10.2 million for the six months ended June 30, 2009 from other tenants. The increase in rent received for the six months ended June 30, 2010 was primarily due to rental income from the thirty-six properties we acquired from, and leased back to, White Oak Petroleum LLP (“White Oak”) in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognized rental revenue in amounts which vary from the amount of rent contractually due or received during the quarters presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.7 million for the six months ended June 30, 2010, and $0.5 million for the six months ended June 30, 2009.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $5.5 million for each of the six months ended June 30, 2010 and 2009.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the six months ended June 30, 2010 decreased by $0.7 million to $2.9 million, as compared to $3.6 million for the six months ended June 30, 2009. The decrease in net environmental expenses for the six months ended June 30, 2010 was primarily due to a lower provision for litigation loss reserves and legal fees which decreased by an aggregate $0.9 million to $0.6 million for the six months ended June 30, 2010, as compared to $1.5 million for the six months ended June 30, 2009, partially offset by a higher provision for estimated environmental remediation costs which increased by $0.1 million to $1.9 million for the quarter ended June 30, 2010, as compared to $1.8 million recorded for the quarter ended June 30, 2009.   Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $4.2 million for the six months ended June 30, 2010 as compared to $3.4 million recorded for the six months ended June 30, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses, allowances for doubtful accounts and professional fees.

Depreciation and amortization expense included in continuing operations was $4.8 million for the six months ended June 30, 2010, as compared to $5.2 million for the six months ended June 30, 2009. The $0.4 million decrease in depreciation and amortization expense was principally due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions partially offset by depreciation charges related to properties acquired.

There were no impairment charges recorded in the six months ended June 30, 2010. The $1.1 million of impairment charges recorded in the six months ended June 30, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.

As a result, total operating expenses decreased by approximately $1.4 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Other income, net, included in income from continuing operations was $0.2 million for each of the six months ended June 30, 2010 and 2009. Gains from dispositions of real estate included in discontinued operations were $1.6 million for 2010, as compared to $3.3 million for 2009. For the six months ended June 30, 2010, there were four property dispositions, including three properties that were mutually agreed to be removed from the Marketing Leases prior to the expirations of the current term of the Master Lease. For the six months ended June 30, 2009, there were four property dispositions. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $2.8 million for the six months ended June 30, 2010, as compared to $2.4 million for the six months ended June 30, 2009. The increase was due to higher weighted average effective interest rates and higher average borrowings outstanding during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the six months ended June 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Earnings from discontinued operations decreased by $1.7 million to $1.7 million for the six months ended June 30, 2010, as compared to $3.4 million for the six months ended June 30, 2009. The decrease was due to lower gains on dispositions of real estate.

As a result, earnings from continuing operations were $24.2 million for the six month period ended June 30, 2010, as compared to $20.1 million for the six months ended June 30, 2009 and net earnings increased by $2.4 million to $25.9 million for the six months ended June 30, 2010, as compared to the $23.5 million for the six months ended June 30, 2009.

For the six months  ended June 30, 2010, FFO increased by $3.5 million to $29.0 million, as compared to $25.5 million for prior year period, and AFFO increased by $2.3 million to $28.4 million, as compared to $26.1 million for prior year period. The increase in FFO for the six months ended June 30, 2010 was primarily due to the changes in net earnings but excludes a $0.4 million decrease in depreciation and amortization expense and the $1.7 million decrease in gains on dispositions of real estate. The increase in AFFO for the six months ended June 30, 2010 also excludes $1.1 million of impairment charges recorded in 2009 and a $0.2 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the six months ended June 30, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 1.2 million shares, or 4.8%, for the six months ended June 30, 2010, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share increased by $0.05 per share to $1.00 per share for the six months ended June 30, 2010, as compared to $0.95 per share for the six months ended June 30, 2009. Diluted FFO per share increased by $0.09 per share for the six months ended June 30, 2010 to $1.12 per share, as compared to $1.03 per share for the six months ended June 30, 2009. Diluted AFFO per share increased by $0.04 per share for the six months ended June 30, 2010 to $1.09 per share, as compared to $1.05 per share for the six months ended June 30, 2009.

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

We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital and the costs associated with any additional borrowings. We may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that supports our credit agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our credit agreement. In addition, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.

During May 2010, we completed a public stock offering of 5.2 million shares of our common stock. The $108.2 million net proceeds from the offering was used in part to repay a portion of the outstanding balance under our Credit Agreement, described below, and the remainder is available for general corporate purposes. As of June 30, 2010, borrowings under the Credit Agreement, were $45.0 million, bearing interest at an effective rate of 6.69% per annum. The effective rate is based on $45.0 million of LIBOR rate borrowings effectively fixed at 5.44% by an interest rate Swap Agreement, described below, plus a margin of 1.25%. We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. We had $130.0 million available under the terms of the Credit Agreement as of June 30, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and will decrease from 1.25% to 1.0% during the third quarter for LIBOR rate borrowings.

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

We are party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of June 30, 2010, the $45.0 million LIBOR based borrowings outstanding under the Credit Agreement bear interest at an effective rate of 6.69%.

On September 25, 2009, we entered into a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of June 30, 2010, borrowings under the Term Loan Agreement were $24.0 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Term Loan Agreement.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the six months ended June 30, 2010 and 2009 amounted to $4.7 million, and $2.0 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $23.6 million and $23.3 million for the six months ended June 30, 2010 and 2009, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.475 per share each quarter ($1.90 per share, or $52.2 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2009. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.475 per share per quarter, if at all.

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

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of June 30, 2010, we have regulatory approval for remediation action plans in place at two hundred thirty-three (94%) of the two hundred forty-nine properties at which we continue to retain remediation responsibility and the remaining sixteen properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at twenty-seven properties where we have received “no further action” letters.

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

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of June 30, 2010 and December 31, 2009 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at one hundred eighty-three scheduled sites.

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

As of June 30, 2010, we had accrued $12.9 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $17.3 million of estimated environmental obligations and liabilities offset by $4.4 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $1.7 million and $1.6 million, respectively, for the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $1.9 million and $1.8 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses aggregating $5.8 million. Accordingly, the environmental accrual as of June 30, 2010 was increased by $2.2 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2010 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.9 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of June 30, 2010 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the six months ended June 30, 2010 would not have changed significantly if these changes in the assumptions were made effective December 31, 2009.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of June 30, 2010 and December 31, 2009, we had accrued $3.6 million and $3.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item 1. Legal Proceedings” which appears in this Form 10-Q for additional information with respect to these and other pending environmental lawsuits and claims.

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

MTBE Litigation

As of June 30, 2010, we are defending against fifty-three lawsuits brought by or on behalf of private and public water providers and governmental agencies in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, we reached agreements to settle two plaintiff classes covering fifty-two cases. We expect that these settlements will be finalized during the third quarter of 2010. We remain a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In the year ended December 31, 2009, we provided litigation reserves of $2.3 million relating to a majority of the MTBE cases pending against us. However, we are still unable to estimate our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding Marketing, which is a wholly owned subsidiary of Lukoil, and the Marketing Leases included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Marketing and the Marketing Leases” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Marketing is dependent on Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing in the future and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our decision to attempt to negotiate with Marketing for a modification of the Marketing Leases; our belief that the Marketing Leases will be modified prior to the expiration of the current lease term; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; the impact of Marketing’s restructuring; our belief that it is not probable that we will not collect all the rent due related to properties the Company identified as most likely to be removed from the Marketing Leases; the expected effect of regulations on our long-term performance; our beliefs regarding the potential damage to Lukoil’s brand and reputation; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; our ability to predict the actions of Marketing or Lukoil; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to re-let properties at market rents or sell properties; our expectations regarding future acquisitions; our ability to maintain our federal tax status as a real estate investment trust (“REIT”); the probable outcome of litigation or regulatory actions; including our belief that Marketing or other counterparties are responsible for certain environmental remediation costs; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest rate Swap Agreement and our expectation that we will not settle the interest rate Swap Agreement prior to its maturity; our ability to continue complying with the terms of the Credit Agreement and the Term Loan Agreement; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; our assessment as to the adequacy of our insurance coverage; our belief that Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately one hundred forty-five, or 18%, of our properties leased to Marketing and our beliefs that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions including the estimated net sales value we expect to receive on the properties where we reduced the carrying amount of the properties during 2009.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of June 30, 2010 under the Credit Agreement and the Term Loan Agreement were $45.0 million and $24.0 million, respectively, bearing interest at a weighted-average rate of 2.24% per annum, or a weighted-average effective rate of 5.58% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $45.0 million of LIBOR rate borrowings outstanding under the Credit Agreement effectively fixed at 5.44% by the Swap Agreement plus a margin of 1.25% and (ii) $24.0 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1%. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and will decrease from 1.25% to 1.0% during the third quarter for LIBOR rate borrowings.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2010 has decreased significantly, as compared to December 31, 2009 as a result of the repayment of $106.6 million of floating interest rate debt. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing Credit Agreement or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result of the Swap Agreement, as of June 30, 2010, the $45.0 million of LIBOR based borrowings outstanding under the Credit Agreement bear interest at an effective rate of 6.69%. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of June 30, 2010, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $24.0 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $81.8 million for 2010, an increase in market interest rates of 0.5% for the remainder of 2010 would decrease our 2010 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $58.0 million average outstanding borrowings under the Credit Agreement during the second quarter of 2010 (as adjusted for the repayment of a portion of the outstanding balance with proceeds from the stock offering in May 2010) plus the $23.8 million average scheduled outstanding borrowings for 2010 under the Term Loan Agreement is indicative of our future average borrowings for 2010 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and decreases in the outstanding amount under our Term Loan Agreement.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, and note 3 to our consolidated financial statements in such Form 10-K, “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A.  Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009 except as follows:

In order to preserve our REIT status, our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 5% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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
                               (Signature)
                                         THOMAS J. STIRNWEIS
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                              August 9, 2010

              BY:       /s/ David Driscoll
                                     (Signature)
                                          DAVID DRISCOLL
                                          President and Chief
                                          Executive Officer
                                          August 9, 2010