Form 10-Q
period 2010-09-30
GETTY REALTY CORP /MD/
filed 2010-11-01
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes [   ]  No [X]

Registrant had outstanding 29,941,576 shares of Common Stock, par value $.01 per share, as of November 1, 2010.

GETTY REALTY CORP.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Real Estate:
Land	$253,429	$252,083
Buildings and improvements	251,349	251,791
	504,778	503,874
Less — accumulated depreciation and amortization	(142,103)	(136,669)
Real estate, net	362,675	367,205
Net investment in direct financing lease	20,464	19,156
Deferred rent receivable (net of allowance of $8,461 at September 30, 2010 and $9,389 at December 31, 2009)	27,679	27,481
Cash and cash equivalents	3,587	3,050
Recoveries from state underground storage tank funds, net	4,136	3,882
Mortgages and accounts receivable, net	2,111	2,402
Prepaid expenses and other assets	7,456	9,696
Total assets	$428,108	$432,872
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$38,700	$151,200
Term loan	23,785	24,370
Environmental remediation costs	16,953	16,527
Dividends payable	14,429	11,805
Accounts payable and accrued expenses	18,065	21,301
Total liabilities	111,932	225,203
Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 29,941,576 at September 30, 2010 and 24,766,376 at December 31, 2009	299	248
Paid-in capital	367,965	259,459
Dividends paid in excess of earnings	(50,357)	(49,045)
Accumulated other comprehensive loss	(1,731)	(2,993)
Total shareholders’ equity	316,176	207,669
Total liabilities and shareholders’ equity	$428,108	$432,872

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues from rental properties	$21,981	$20,755	$66,164	$61,908

Operating expenses:
Rental property expenses	2,164	2,623	7,702	8,163
Impairment charges	-	-	-	1,069
Environmental expenses, net	993	2,044	3,880	5,671
General and administrative expenses	1,806	1,748	5,964	5,102
Depreciation and amortization expense	2,406	2,634	7,203	7,863
Total operating expenses	7,369	9,049	24,749	27,868
Operating income	14,612	11,706	41,415	34,040

Other income, net	35	157	209	406
Interest expense	(1,116)	(1,195)	(3,932)	(3,632)
Earnings from continuing operations	13,531	10,668	37,692	30,814

Discontinued operations:
Earnings (loss) from operating activities	(195)	(11)	(130)	81
Gains on dispositions of real estate	15	1,528	1,653	4,823
Earnings (loss) from discontinued operations	(180)	1,517	1,523	4,904
Net earnings	$13,351	$12,185	$39,215	$35,718

Basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$0.45	$0.43	$1.38	$1.24
Earnings (loss) from discontinued operations	$(.01)	$0.06	$0.06	$0.20
Net earnings	$0.45	$0.49	$1.44	$1.44

Weighted-average shares outstanding:
Basic	29,942	24,766	27,286	24,766
Stock options and restricted stock units	2	1	2	-
Diluted	29,944	24,767	27,288	24,766

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net earnings	$13,351	$12,185	$39,215	$35,718
Other comprehensive income:
Unrealized gain on interest rate swap	414	36	1,262	871
Comprehensive income	$13,765	$12,221	$40,477	$36,589

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$39,215	$35,718
Adjustments to reconcile net earnings to
net cash flow provided by operating activities:
Depreciation and amortization expense	7,210	8,049
Impairment charges	-	1,069
Gains from dispositions of real estate	(1,653)	(4,863)
Deferred rental revenue, net of allowance	(198)	(440)
Amortization of above-market and below-market leases	(506)	(570)
Amortization of investment in direct financing lease	(248)	-
Accretion expense	559	631
Stock-based employee compensation expense	352	293
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	6	398
Accounts receivable	179	(938)
Prepaid expenses and other assets	(267)	45
Environmental remediation costs	(393)	109
Accounts payable and accrued expenses	(1,351)	32
Net cash flow provided by operating activities	42,905	39,533

Cash flows from investing activities:
Property acquisitions and capital expenditures	(4,669)	(54,034)
Proceeds from dispositions of real estate	2,789	5,881
Decrease (increase) in cash held for property acquisitions	2,183	(1,765)
Collection of mortgages receivable	112	120
Net cash flow provided by (used in) investing activities	415	(49,798)

Cash flows from financing activities:
(Repayments) borrowings under credit agreement, net	(112,500)	24,550
(Repayments) borrowings under term loan agreement	(585)	24,500
Cash dividends paid	(37,903)	(35,029)
Net proceeds from issuance of common stock	108,205	-
Net cash flow (used in) provided by financing activities	(42,783)	14,021

Net increase in cash and cash equivalents	537	3,756
Cash and cash equivalents at beginning of period	3,050	2,178

Cash and cash equivalents at end of period	$3,587	$5,934

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$3,784	$3,748
Income taxes, net	281	457
Recoveries from state underground storage tank funds	(967)	(1,127)
Environmental remediation costs	3,443	3,410

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three and nine months ended September 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Discontinued operations for the three and nine months ended September 30, 2010 and 2009 are primarily comprised of gains or losses from property dispositions. Revenue from rental properties and expenses related to these properties are insignificant for the three and nine months ended September 30, 2010 and 2009.

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

Earnings per Common Share: Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. For the nine months ended September 30, 2009, the assumed exercise of stock options utilizing the treasury stock method would have been anti-dilutive and therefore was not assumed for purposes of computing diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Earnings from continuing operations	$13,531	$10,668	$37,692	$30,814
Less dividend equivalents attributable to restricted stock units outstanding	(57)	(41)	(169)	(122)
Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	13,474	10,627	37,523	30,692
Discontinued operations	(180)	1,517	1,523	4,904
Net earnings attributable to common shareholders used for basic earnings per share calculation	$13,294	$12,144	$39,046	$35,596

Weighted-average number of common shares outstanding:
Basic	29,942	24,766	27,286	24,766
Stock options	2	1	2	-
Diluted	29,944	24,767	27,288	24,766

Restricted stock units outstanding at the end of the period	118	86	118	86

2.	LEASES

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

As of September 30, 2010, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, eight hundred twenty-one properties. Eight hundred twelve of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and nine properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of fifteen years commencing December 9, 2000, and generally provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). The Marketing Leases include provisions for 2% annual rent escalations. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. The supplemental leases have initial terms of varying expiration dates. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).

Revenues from rental properties included in continuing operations for the quarter and nine months ended September 30, 2010 were $21,981,000, and $66,164,000, respectively, of which $15,005,000 and $45,278,000, respectively, were received from Marketing under the Marketing Leases and $6,692,000 and $19,965,000, respectively, were received from other tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenues from rental properties included in continuing operations include Revenue Recognition Adjustments which increased rental revenue by $284,000 and $921,000 for the quarter and nine months ended September 30, 2010, and increased rental revenue by $451,000 and $979,000 for the quarter and nine months ended September 30, 2009.

The components of the $20,464,000 net investment in direct financing lease as of September 30, 2010 are minimum lease payments receivable of $78,792,000 plus unguaranteed estimated residual value of $2,013,000 less unearned income of $60,341,000.

3.	COMMITMENTS AND CONTINGENCIES

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

As of September 30, 2010, the Company leased eight hundred twenty-one, or 78% of its one thousand fifty-six properties, on a long-term triple-net basis to Marketing, a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies (see note 2 for additional information).

The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (67% for the nine months ended September 30, 2010), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing). Marketing has made all required monthly rental payments under the Marketing Leases when due through October 2010, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant annual losses and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2009, the Company previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless Marketing shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from the Company, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from the Company, the Company has concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from the Company. Marketing sold certain assets unrelated to the properties it leases from the Company to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. The Company believes that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from the Company. As part of the restructuring, Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

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

The Company believes that Marketing has partially exited the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the Company’s properties. As of September 30, 2010, approximately two hundred forty-five of the Company’s retail properties, comprising substantially all of the properties in New England that the Company leases to Marketing, were subleased by Marketing to a single distributor. Substantially all of these properties have been rebranded BP stations and are being supplied petroleum products under a supply contract with BP. As of September 30, 2010, approximately seventy of the Company’s retail properties in New Jersey have been subleased by Marketing to a single distributor. It is possible that Marketing may be seeking subtenants for other significant portions of the portfolio of properties it leases from the Company.

In connection with its restructuring, Marketing eliminated all of the debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which the Company believes increased Marketing’s liquidity and improved its balance sheet. However, the Company cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due and through the terms of the Marketing Leases. The Company continues to believe that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such financial support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that the Company’s belief regarding the likelihood of Lukoil providing continuing financial support to Marketing could prove to be incorrect or will change as circumstances change. Furthermore, Lukoil has the right to sell its ownership interest in Marketing without the Company’s consent, and there can be no assurance that if Marketing were sold by Lukoil that the acquiror would provide financial support to Marketing. If Marketing should fail to meet its financial obligations to the Company, including payment of rent, such default could lead to a protracted and expensive process for retaking control of the Company’s properties. In addition to the risk of disruption in rent receipts, the Company is subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

From time to time the Company has had discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These intermittent discussions have not resulted in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, the Company has been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. The Company intends to continue to pursue the removal of individual properties from the Marketing Leases, and it remains open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from the Company, it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. The Company also cannot accurately predict what actions Marketing and Lukoil may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not.

The Company intends either to re-let or sell any properties removed from the Marketing Leases whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. The Company intends to offer any properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. The Company believes that as of September 30, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty, of the Company’s properties and the Company also believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In the third quarter of 2009 Marketing agreed to permit the Company to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment; however, the agreement expired in September 2010 and the Company is no longer actively pursuing marketing such properties for sale or lease. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

Based in part on the Company’s decision to remain open to negotiate with Marketing for a modification of the Marketing Leases, and its belief that the Marketing Leases will be modified prior to the expiration of the current lease term, the Company believes that it is probable that it will not collect all of the rent due related to properties the Company identified as being the most likely to be removed from the Marketing Leases. As of September 30, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $21,720,000 and $22,801,000, respectively, which was comprised of a gross deferred rent receivable of $30,181,000 and $32,190,000, respectively, partially offset by a valuation reserve of $8,461,000 and $9,389,000, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by the Company as being the most likely to be removed from the Marketing Leases. The Company has not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions, the Company continues to believe that it is probable that it will collect the deferred rent receivable related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at one hundred eighty-two retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be directly responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, the Company continues to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since the Company believes that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of September 30, 2010. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) could be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities in the future since the Company believes that it is reasonably possible that as a result of any such accrual, the Company may not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance could result in an event of default pursuant to each agreement which, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement.

Should the Company’s assessments, assumptions and beliefs prove to be incorrect, including, in particular, the Company’s belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions reached by the Company may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases and; (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, the Company may be required to (i) increase or decrease the deferred rent receivable reserve related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.

Although Marketing has made all required monthly rental payments under the Marketing Leases when due through October 2010, the Company cannot provide any assurance that Marketing will continue to meet its rental, environmental or other obligations under the Marketing Leases. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2010 and December 31, 2009 in connection with this indemnification agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997 (the “Spin-Off”). As of September 30, 2010 and December 31, 2009, the Company had accrued $2,548,000 and $3,790,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

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

As of September 30, 2010, the Company is defending against twenty-six lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering fifty-two cases. A settlement payment for $1,250,000 was made during the third quarter of 2010 covering twenty-seven cases and the Company expects that settlement of twenty-five cases will be finalized during the first quarter of 2011. The Company remains a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In 2009 and 2010, the Company provided litigation reserves relating to the MTBE cases. However, the Company is still unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.

The ultimate resolution of the matters related to the Lower Passaic River and the MTBE litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of September 30, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets included, in accounts payable and accrued expenses, $279,000 and $292,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s Consolidated Statements of Operations for the nine months ended September 30, 2009 include, in general and administrative expenses, a charge of $25,000 for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.

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

The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. As of September 30, 2010, borrowings under the Credit Agreement were $38,700,000, bearing interest at a rate of 1.56% per annum. The Company had $136,300,000 available under the terms of the Credit Agreement as of September 30, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of September 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings.

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

On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of September 30, 2010, borrowings under the Term Loan Agreement were $23,785,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement.

The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Company’s LIBOR based loan agreements. The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of September 30, 2010 and December 31, 2009, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the nine months ended September 30, 2010 or 2009 representing the hedge’s ineffectiveness. At September 30, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $1,731,000 and $2,993,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company has recorded, in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets, a gain of $1,262,000 and $871,000, respectively, from the change in the fair value of the Swap Agreement related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $1,731,000 recorded as of September 30, 2010 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Credit Agreement will be refinanced with variable interest rate debt at its maturity.

The fair value of the Swap Agreement was $1,731,000 as of September 30, 2010, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $37,600,000, as of September 30, 2010. The fair value of the borrowings outstanding under the Term Loan Agreement was $23,800,000 as of September 30, 2010. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of September 30, 2010, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap.

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

Of the eight hundred twenty-one properties leased to Marketing as of September 30, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-two retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of September 30, 2010, the Company had regulatory approval for remediation action plans in place for two hundred thirty-one (94%) of the two hundred forty-seven properties for which it continues to retain environmental responsibility and the remaining sixteen properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at thirty-two properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $2,442,000 and $3,395,000 for the nine months ended September 30, 2010 and 2009, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of September 30, 2010 and December 31, 2009, and 2008, the Company had accrued $16,953,000, $16,527,000 and $17,660,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2010 and December 31, 2009 and 2008, the Company had also recorded $4,136,000, $3,882,000 and $4,223,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $12,645,000 and $13,437,000 as of December 31, 2009 and 2008, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $559,000, and $631,000 of net accretion expense was recorded for the nine months ended September 30, 2010 and 2009, respectively, substantially all of which is included in environmental expenses.

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

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the nine months ended September 30, 2010 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
Balance, December 31, 2009	24,766,376	$248	$259,459	$(49,045)	$(2,993)	$207,669

Net earnings				39,215		39,215

Dividends				(40,527)		(40,527)
Stock-based employee compensation expense	200		352			352

Issuance of common stock	5,175,000	51	108,154			108,205
Net unrealized gain on interest rate swap					1,262	1,262

Balance, September 30, 2010	29,941,576	$299	$367,965	$(50,357)	$(1,731)	$316,176

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2010 or December 31, 2009.

During the second quarter of 2010, the Company completed a public stock offering of 5,175,000 shares of the Company’s common stock. The $108,205,000 net proceeds from the issuance of common stock (after related transaction costs of $522,000) was used in part to repay a portion of the outstanding balance under the Company’s Credit Agreement and the remainder is available for general corporate purposes.

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

The selected unaudited financial data of White Oak, LLC as of September 30, 2010 and for the quarter and nine months then ended, which has been prepared by White Oak’s management, is provided below.

(in thousands)
Operating Data (for the quarter ended September 30, 2010):
Gross sales	$42,903
Gross profit	1,538
Net income	21
Operating Data (for the nine months ended September 30, 2010):
Gross sales	$124,991
Gross profit	4,476
Net (loss)	(204)

Balance Sheet Data (at September 30, 2010):
Current assets	$1,679
Noncurrent assets	57,893
Current liabilities	5,361
Noncurrent liabilities	54,734

8.   SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and September 30, 2009 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 78% of the Company’s properties as of September 30, 2010) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants, and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of September 30, 2010 or the property’s use immediately prior to its disposition or third party lease expiration.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2007 through September 30, 2010. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the eight hundred twenty-one properties leased to Marketing as of September 30, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at one hundred eighty-two retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)

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

The condensed combining balance sheet of Getty Realty Corp. as of September 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,278	$—	$253,429
Buildings and improvements	152,739	98,292	318	251,349
	289,890	214,570	318	504,778
Less — accumulated depreciation and amortization	(117,886)	(24,036)	(181)	(142,103)
Real estate, net	172,004	190,534	137	362,675
Net investment in direct financing lease	—	20,464	—	20,464
Deferred rent receivable, net	21,720	5,959	—	27,679
Cash and cash equivalents	—	—	3,587	3,587
Recoveries from state underground storage tank funds, net	4,049	87	—	4,136
Mortgages and accounts receivable, net	25	766	1,320	2,111
Prepaid expenses and other assets	—	3,839	3,617	7,456
Total assets	197,798	221,649	8,661	428,108
LIABILITIES:
Borrowings under credit line	—	—	38,700	38,700
Term loan	—	—	23,785	23,785
Environmental remediation costs	16,531	422	—	16,953
Dividends payable	—	—	14,429	14,429
Accounts payable and accrued expenses	1,044	7,672	9,349	18,065
Total liabilities	17,575	8,094	86,263	111,932

Net assets (liabilities)	$180,223	$213,555	$(77,602)	$316,176

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,887	$114,196	$—	$252,083
Buildings and improvements	154,345	97,171	275	251,791
	292,232	211,367	275	503,874
Less — accumulated depreciation and amortization	(116,128)	(20,386)	(155)	(136,669)
Real estate, net	176,104	190,981	120	367,205
Net investment in direct financing lease	—	19,156	—	19,156
Deferred rent receivable, net	22,801	4,680	—	27,481
Cash and cash equivalents	—	—	3,050	3,050
Recoveries from state underground storage tank funds, net	3,784	98	—	3,882
Mortgages and accounts receivable, net	—	970	1,432	2,402
Prepaid expenses and other assets	—	4,052	5,644	9,696
Total assets	202,689	219,937	10,246	432,872
LIABILITIES:
Borrowings under credit line	—	—	151,200	151,200
Term loan	—	—	24,370	24,370
Environmental remediation costs	16,055	472	—	16,527
Dividends payable	—	—	11,805	11,805
Accounts payable and accrued expenses	920	8,643	11,738	21,301
Total liabilities	16,975	9,115	199,113	225,203

Net assets (liabilities)	$185,714	$210,822	$(188,867)	$207,669

The condensed combining statement of operations of Getty Realty Corp. for the three months ended September 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$14,535	$7,446	$—	$21,981
Operating expenses:
Rental property expenses	1,473	833	(142)	2,164
Environmental expenses, net	965	28	—	993
General and administrative expenses	19	45	1,742	1,806
Depreciation and amortization expense	1,049	1,348	9	2,406
Total operating expenses	3,506	2,254	1,609	7,369
Operating income (loss)	11,029	5,192	(1,609)	14,612
Other income, net	—	—	35	35
Interest expense	—	—	(1,116)	(1,116)
Earnings (loss) from continuing operations	11,029	5,192	(2,690)	13,531
Discontinued operations:
Loss from operating activities	(194)	(1)	—	(195)
Gains on dispositions of real estate	15	—	—	15
Loss from discontinued operations	(179)	(1)	—	(180)
Net earnings (loss)	$10,850	$5,191	$(2,690)	$13,351

The condensed combining statement of operations of Getty Realty Corp. for the three months ended September 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$15,205	$5,550	$—	$20,755
Operating expenses:
Rental property expenses	1,770	743	110	2,623
Environmental expenses, net	1,997	47	—	2,044
General and administrative expenses	36	32	1,680	1,748
Depreciation and amortization expense	1,365	1,251	18	2,634
Total operating expenses	5,168	2,073	1,808	9,049
Operating income (loss)	10,037	3,477	(1,808)	11,706
Other income (expense), net	(13)	—	170	157
Interest expense	—	—	(1,195)	(1,195)
Earnings (loss) from continuing operations	10,024	3,477	(2,833)	10,668
Discontinued operations:
Earnings (loss) from operating activities	36	(47)	—	(11)
Gains on dispositions of real estate	1,528	—	—	1,528
Earnings (loss) from discontinued operations	1,564	(47)	—	1,517
Net earnings (loss)	$11,588	$3,430	$(2,833)	$12,185

The condensed combining statement of operations of Getty Realty Corp. for the nine months ended September 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$44,166	$21,998	$—	$66,164
Operating expenses:
Rental property expenses	4,907	2,529	266	7,702
Environmental expenses, net	3,786	94	—	3,880
General and administrative expenses	111	103	5,750	5,964
Depreciation and amortization expense	3,154	4,023	26	7,203
Total operating expenses	11,958	6,749	6,042	24,749
Operating income (loss)	32,208	15,249	(6,042)	41,415
Other income, net	—	—	209	209
Interest expense	—	—	(3,932)	(3,932)
Earnings (loss) from continuing operations	32,208	15,249	(9,765)	37,692
Discontinued operations:
Earnings (loss) from operating activities	(155)	25	—	(130)
Gains on dispositions of real estate	1,624	29	—	1,653
Earnings from discontinued operations	1,469	54	—	1,523
Net earnings (loss)	$33,677	$15,303	$(9,765)	$39,215

The condensed combining statement of operations of Getty Realty Corp. for the nine months ended September 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$45,469	$16,439	$—	$61,908
Operating expenses:
Rental property expenses	4,597	3,176	390	8,163
Impairment charges	1,069	—	—	1,069
Environmental expenses, net	5,540	131	—	5,671
General and administrative expenses	141	184	4,777	5,102
Depreciation and amortization expense	4,074	3,737	52	7,863
Total operating expenses	15,421	7,228	5,219	27,868
Operating income (loss)	30,048	9,211	(5,219)	34,040
Other income, net	38	2	366	406
Interest expense	—	—	(3,632)	(3,632)
Earnings (loss) from continuing operations	30,086	9,213	(8,485)	30,814
Discontinued operations:
Earnings (loss) from operating activities	193	(112)	—	81
Gains on dispositions of real estate	4,606	217	—	4,823
Earnings from discontinued operations	4,799	105	—	4,904
Net earnings (loss)	$34,885	$9,318	$(8,485)	$35,718

The condensed combining statement of cash flows of Getty Realty Corp. for the nine months ended September 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$33,677	$15,303	$(9,765)	$39,215
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	3,160	4,024	26	7,210
Gain from dispositions of real estate	(1,624)	(29)	—	(1,653)
Deferred rental revenue	1,081	(1,279)	—	(198)
Amortization of above-market and below-market leases	—	(506)	—	(506)
Amortization of investment in direct financing lease	—	(248)	—	(248)
Accretion expense	546	13	—	559
Stock-based employee compensation expense	—	—	352	352
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(11)	17	—	6
Mortgages and accounts receivable, net	(25)	204	—	179
Prepaid expenses and other assets	—	(111)	(156)	(267)
Environmental remediation costs	(324)	(69)	—	(393)
Accounts payable and accrued expenses	124	(348)	(1,127)	(1,351)
Net cash flow provided by (used in) operating activities	36,604	16,971	(10,670)	42,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,627)	(42)	(4,669)
Proceeds from dispositions of real estate	2,564	225	—	2,789
Decrease in cash held for property acquisitions	—	—	2,183	2,183
Collection of mortgages receivable, net	—	—	112	112
Net cash flow provided by (used in) investing activities	2,564	(4,402)	2,253	415
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement, net	—	—	(112,500)	(112,500)
Repayments under term loan agreement	—	—	(585)	(585)
Cash dividends paid	—	—	(37,903)	(37,903)
Net proceeds from issuance of common stock	—	—	108,205	108,205
Cash consolidation – Corporate	(39,168)	(12,569)	51,737	—
Net cash flow (used in) provided by financing activities	(39,168)	(12,569)	8,954	(42,783)

Net increase in cash and cash equivalents	—	—	537	537
Cash and cash equivalents at beginning of period	—	—	3,050	3,050
Cash and cash equivalents at end of year	$—	$—	$3,587	$3,587

The condensed combining statement of cash flows of Getty Realty Corp. for the nine months ended September 30, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$34,885	$9,318	$(8,485)	$35,718
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	4,112	3,885	52	8,049
Impairment charges	1,069	—	—	1,069
Gain from dispositions of real estate	(4,644)	(219)	—	(4,863)
Deferred rental revenue	51	(491)	—	(440)
Amortization of above-market and below-market leases	—	(570)	—	(570)
Accretion expense	616	15	—	631
Stock-based employee compensation expense	—	—	293	293
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	350	48	—	398
Mortgages and accounts receivable, net	26	(964)	—	(938)
Prepaid expenses and other assets	—	(134)	179	45
Environmental remediation costs	136	(27)	—	109
Accounts payable and accrued expenses	(207)	554	(315)	32
Net cash flow provided by (used in) operating activities	36,394	11,415	(8,276)	39,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(483)	(53,530)	(21)	(54,034)
Proceeds from dispositions of real estate	5,578	303	—	5,881
Increase in cash held for property acquisitions	—	—	(1,765)	(1,765)
Collection of mortgages receivable, net	—	—	120	120
Net cash flow provided by (used in) investing activities	5,095	(53,227)	(1,666)	(49,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement, net	—	—	24,550	24,550
Borrowings under term loan agreement, net	—	—	24,500	24,500
Cash dividends paid	—	—	(35,029)	(35,029)
Cash consolidation – Corporate	(41,489)	41,812	(323)	—
Net cash flow (used in) provided by financing activities	(41,489)	41,812	13,698	14,021
Net increase in cash and cash equivalents	—	—	3,756	3,756
Cash and cash equivalents at beginning of period	—	—	2,178	2,178
Cash and cash equivalents at end of year	$—	$—	$5,934	$5,934

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

Marketing and the Marketing Leases

As of September 30, 2010, we leased eight hundred twenty-one properties, or 78% of our one thousand fifty-six properties, on a long-term triple-net basis to Getty Petroleum Marketing Inc. (“Marketing”), a wholly-owned subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies. Eight hundred twelve of the properties we lease to Marketing are leased under a unitary master lease (the “Master Lease”) with an initial term effective through December 2015. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be on an “all or nothing” basis. Nine of the properties we lease to Marketing are leased under supplemental leases with initial terms of varying expiration dates (collectively with the Master Lease, the “Marketing Leases”).

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (67% for the nine months ended September 30, 2010) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in “Item 1. Financial Statements - Notes to Consolidated Financial Statements.”) Marketing has made all required monthly rental payments under the Marketing Leases when due through October 2010, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant annual losses and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2009, we previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the term of the Marketing Leases unless it shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company.

In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from us. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. We believe that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from us. As part of the restructuring, Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business. Marketing’s announcement also indicated that LUKOIL North America LLC is the vehicle through which Lukoil expects to concentrate its future growth in the United States.

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

We believe that Marketing has partially exited the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to the properties leased from us by Marketing. As of September 30, 2010, approximately two hundred forty-five of our retail properties, comprising substantially all of the properties in New England that we lease to Marketing, have been subleased by Marketing to a single distributor. Substantially all of these properties have been rebranded BP stations and are being supplied petroleum products under a supply contract with BP. As of September 30, 2010, approximately seventy of our retail properties in New Jersey have been subleased by Marketing to a single distributor. It is possible that Marketing may be seeking subtenants for other significant portions of the portfolio of properties it leases from us.

In connection with its restructuring, Marketing eliminated all of the debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil, which we believe increased Marketing’s liquidity and improved its balance sheet. However, we cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We continue to believe that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. It is reasonably possible that our beliefs regarding the likelihood of Lukoil providing continuing financial support to Marketing could prove to be incorrect or will change as circumstances change. Furthermore, Lukoil has the right to sell its ownership interest in Marketing without our consent, and there can be no assurance that if Marketing were sold by Lukoil that the acquiror would provide financial support to Marketing. If Marketing should fail to meet its financial obligations to us, including payment of rent, such default could lead to a protracted and expensive process for retaking control of our properties. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

From time to time we have held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These intermittent discussions have not resulted in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, we have been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing or Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not.

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

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of September 30, 2010, Marketing had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately one hundred fifty of our properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In the third quarter of 2009, Marketing agreed to permit us to list with brokers and to show to prospective purchasers and lessees, seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment; however, the agreement expired in September 2010 and we are no longer actively pursuing marketing such properties for sale or lease. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

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

Based in part on our decision to remain open to negotiate with Marketing for a modification of the Marketing Leases, and our belief that the Marketing Leases will be modified prior to the expiration of the current lease term, we believe that it is probable that we will not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of September 30, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $21.7 million and $22.8 million, respectively, which was comprised of a gross deferred rent receivable of $30.2 million and $32.2 million, respectively, partially offset by a valuation reserve of $8.5 million and $9.4 million, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by us as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions, we continue to believe that it is probable that we will collect the deferred rent receivables related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at one hundred eighty-two retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay directly for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be directly responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities since we believe that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2010 or December 31, 2009. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) could be material to us if we were required to accrue for all of the Marketing Environmental Liabilities in the future since we believe that as a result of any such accrual, it is reasonably possible that we may not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance could result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

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

Our belief that to the extent Marketing requires continued financial support from Lukoil, it is probable that Lukoil will continue to provide such support, and that Lukoil will not allow Marketing to fail to perform its obligations under the Marketing Leases are critical assumptions regarding future uncertainties affecting the accounting for matters related to Marketing and the Marketing Leases. Our beliefs are based on various factors, including, among other things, Marketing’s timely payment history despite its trend of reporting large losses, capital contributions made and credit support provided in the past by Lukoil, and the potential damage to Lukoil’s brand and reputation which we do not believe Lukoil would be willing to suffer as a result of default or bankruptcy of one of its wholly owned subsidiaries. Prior to Marketing’s restructuring discussed above, we also based our beliefs on Lukoil’s guarantees of substantially all of Marketing’s outstanding debt which was repaid in the fourth quarter of 2009. We cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. We cannot accurately predict what actions Marketing or Lukoil will take if, subsequent to the restructuring, Marketing continues to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases.

Should our assessments, assumptions and beliefs prove to be incorrect, including, in particular, our belief that Lukoil will continue to provide financial support to Marketing, or if circumstances change, the conclusions we reached may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, we may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to the properties subject of the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings	$13,351	$12,185	$39,215	$35,718

Depreciation and amortization of real estate assets	2,406	2,696	7,210	8,049
Gains from dispositions of real estate	(15)	(1,515)	(1,653)	(4,863)
Funds from operations	15,742	13,366	44,772	38,904
Revenue recognition adjustments	(293)	(461)	(952)	(1,010)
Impairment charges	-	-	-	1,069
Adjusted funds from operations	$15,449	$12,905	$43,820	$38,963
Diluted per share amounts:
Earnings per share	$0.45	$0.49	$1.44	$1.44
Funds from operations per share	$0.53	$0.54	$1.64	$1.57
Adjusted funds from operations per share	$0.52	$0.52	$1.61	$1.57

Diluted weighted-average shares outstanding	29,944	24,767	27,288	24,766

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues from rental properties included in continuing operations increased by $1.2 million to $22.0 million for the three months ended September 30, 2010, as compared to $20.8 million for the three months ended September 30, 2009. We received approximately $15.0 million and $15.2 million for the three months ended September 30, 2010 and September 30, 2009, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $6.7 million for the three months ended September 30, 2010 and $5.1 million for the three months ended September 30, 2009 from other tenants. The increase in rent received for the three months ended September 30, 2010 was primarily due to rental income from the thirty-six properties we acquired from, and leased back to, White Oak Petroleum LLP (“White Oak”) in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.3 million and $0.5 million for the three months ended September 30, 2010, and September 30, 2009, respectively.

Rental property expenses which are primarily comprised of rent expense and real estate and other state and local taxes, included in continuing operations decreased by $0.4 million to $2.2 million for the three months ended September 30, 2010, as compared to $2.6 million for the three months ended September 30, 2009. The decrease in rental property expenses was principally due to lower rent expense resulting from third party lease expirations as compared to the prior year period.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the three months ended September 30, 2010 decreased by $1.0 million to $1.0 million, as compared to $2.0 million for the three months ended September 30, 2009. The decrease in net environmental expenses for the three months ended September 30, 2010 was primarily due to a lower provision for estimated environmental remediation costs which decreased by $1.1 million to $0.5 million for the three months ended September 30, 2010, as compared to $1.6 million recorded for the three months ended September 30, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $0.1 million to $1.8 million for the three months ended September 30, 2010 as compared to $1.7 million recorded for the three months ended September 30, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses.

Depreciation and amortization expense included in continuing operations decreased by $0.2 million to $2.4 million for the three months ended September 30, 2010, as compared to $2.6 million for the three months ended September 30, 2009. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease expirations and dispositions of real estate partially offset by depreciation charges related to properties acquired.

As a result, total operating expenses decreased by approximately $1.6 million to $7.4 million for the three months ended September 30, 2010, as compared to $9.0 million for the three months ended September 30, 2009.

Other income, net, included in income from continuing operations was $35 thousand for the three months ended September 30, 2010 and $0.2 million for the three months ended September 30, 2009. Gains from dispositions of real estate included in discontinued operations was $15 thousand for the three months ended September 30, 2010 and $1.5 million for 2009. For the three months ended September 30, 2010, there was one property disposition which was mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expiration of the current term of the Master Lease. For the three months ended September 30, 2009, there were two property dispositions, including one which was mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expiration of the current term of the Master Lease. Other income, net and gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported gains for one period as compared to prior periods.

Interest expense decreased by $0.1 million to $1.1 million for the three months ended September 30, 2010, as compared to $1.2 million for the three months ended September 30, 2009. The decrease for the three months ended September 30, 2010 was due to lower borrowings outstanding partially offset by higher weighted average effective interest rates during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The lower average borrowings outstanding was principally due to the repayment of a portion of the outstanding balance of our Credit Agreement with a portion of the $108.2 million net proceeds from a public stock offering of 5.2 million shares of our common stock during the second quarter of 2010, partially offset by $49.0 million borrowed in September 2009 under our Term Loan and our Credit Facility which was used to finance the acquisition of properties. The higher weighted average effective interest rates was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below).

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the three months ended September 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was a loss of $0.2 million for the three months ended September 30, 2010, as compared to earnings of $1.5 million for the three months ended September 30, 2009. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

As a result, earnings from continuing operations increased by $2.8 million to $13.5 million for the three months ended September 30, 2010, as compared to $10.7 million for the three months ended September 30, 2009 and net earnings increased by $1.2 million to $13.4 million for the three months ended September 30, 2010, as compared to $12.2 million for the three months ended September 30, 2009.

For the three months ended September 30, 2010, FFO increased by $2.3 million to $15.7 million, as compared to $13.4 million for the three months ended September 30, 2009, and AFFO increased by $2.5 million to $15.4 million, as compared to $12.9 million for the three months ended September 30, 2009. The increase in FFO for the three months ended September 30, 2010 was primarily due to the changes in net earnings but excludes a $0.3 million decrease in depreciation and amortization expense and a $1.5 million decrease in gains on dispositions of real estate. The increase in AFFO for the three months ended September 30, 2010 also excludes a $0.2 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the three months ended September 30, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 5.2 million shares, or 20.9%, for the three months ended September 30, 2010, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share decreased by $0.04 per share to $0.45 per share for the three months ended September 30, 2010, as compared to $0.49 per share for the three months ended September 30, 2009. Diluted FFO per share decreased by $0.01 per share for the three months ended September 30, 2010 to $0.53 per share, as compared to $0.54 per share for the three months ended September 30, 2009. Diluted AFFO per share was $0.52 per share for the three months ended September 30, 2010 and 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues from rental properties included in continuing operations were $66.2 million for the nine months ended September 30, 2010, as compared to $61.9 million for the nine months ended September 30, 2009. We received approximately $45.3 million in rent for the nine months ended September 30, 2010 and $45.6 million in rent for the nine months ended September 30, 2009 from properties leased to Marketing under the Marketing Leases. We also received rent of $20.0 million for the nine months ended September 30, 2010 and $15.4 million for the nine months ended September 30, 2009 from other tenants. The increase in rent received for the nine months ended September 30, 2010 was primarily due to rental income from the thirty-six properties we acquired from, and leased back to, White Oak Petroleum LLP (“White Oak”) in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognized rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.9 million for the nine months ended September 30, 2010 and $1.0 million for the nine months ended September 30, 2009.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $7.7 million for the nine months ended September 30, 2010 as compared to $8.2 million for the nine months ended September 30, 2009.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the nine months ended September 30, 2010 decreased by $1.8 million to $3.9 million, as compared to $5.7 million for the nine months ended September 30, 2009. The decrease in net environmental expenses for the nine months ended September 30, 2010 was primarily due to a lower provision for litigation loss reserves and legal fees which decreased by an aggregate $0.8 million to $0.9 million for the nine months ended September 30, 2010, as compared to $1.7 million for the nine months ended September 30, 2009, and a lower provision for estimated environmental remediation costs which decreased by $1.0 million to $2.4 million for the nine months ended September 30, 2010, as compared to $3.4 million recorded for the nine months ended September 30, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $6.0 million for the nine months ended September 30, 2010 as compared to $5.1 million recorded for the nine months ended September 30, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses and allowances for doubtful accounts.

Depreciation and amortization expense included in continuing operations was $7.2 million for the nine months ended September 30, 2010, as compared to $7.9 million for the nine months ended September 30, 2009. The $0.7 million decrease in depreciation and amortization expense was principally due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions partially offset by depreciation charges related to properties acquired.

The $1.1 million of impairment charges recorded in the nine months ended September 30, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing. There were no impairment charges recorded for the nine months ended September 30, 2010.

As a result, total operating expenses decreased by approximately $3.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Other income, net, included in income from continuing operations was $0.2 million for the nine months ended September 30, 2010, as compared to $0.4 million for the nine months ended September 30, 2009. Gains from dispositions of real estate included in discontinued operations were $1.7 million for the nine months ended September 30, 2010 and $4.8 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, there were five property dispositions, including four properties that were mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expirations of the current term of the Master Lease. For the nine months ended September 30, 2009, there were six property dispositions, including four properties that were mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expirations of the current term of the Master Lease. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $3.9 million for the nine months ended September 30, 2010, as compared to $3.6 million for the nine months ended September 30, 2009. The increase was due to higher weighted average effective interest rates caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below), partially offset by lower average borrowings outstanding during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The lower average borrowings outstanding was principally due to the repayment of a portion of the outstanding balance of our Credit Agreement with a portion of the $108.2 million net proceeds from a public stock offering of 5.2 million shares of our common stock during the second quarter of 2010, partially offset by $49.0 million borrowed in September 2009 under our Term Loan and our Credit Facility which was used to finance the acquisition of properties.

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the nine months ended September 30, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Earnings from discontinued operations decreased by $3.4 million to $1.5 million for the nine months ended September 30, 2010, as compared to $4.9 million for the nine months ended September 30, 2009. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

As a result, earnings from continuing operations were $37.7 million for the nine month period ended September 30, 2010, as compared to $30.8 million for the nine months ended September 30, 2009 and net earnings increased by $3.5 million to $39.2 million for the nine months ended September 30, 2010, as compared to $35.7 million for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, FFO increased by $5.9 million to $44.8 million, as compared to $38.9 million for prior year period, and AFFO increased by $4.8 million to $43.8 million, as compared to $39.0 million for prior year period. The increase in FFO for the nine months ended September 30, 2010 was primarily due to the changes in net earnings but excludes a $0.8 million decrease in depreciation and amortization expense and a $3.2 million decrease in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2010 also excludes $1.1 million of impairment charges recorded in 2009 and a $58 thousand decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the nine months ended September 30, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 2.5 million shares, or 10.2%, for the nine months ended September 30, 2010, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $1.44 per share for the nine months ended September 30, 2010 and 2009. Diluted FFO per share increased by $0.07 per share for the nine months ended September 30, 2010 to $1.64 per share, as compared to $1.57 per share for the nine months ended September 30, 2009. Diluted AFFO per share increased by $0.04 per share for the nine months ended September 30, 2010 to $1.61 per share, as compared to $1.57 per share for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under a revolving credit agreement that expires in 2011, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our existing credit agreement and available cash and cash equivalents. As more fully described below, we are considering exercising our option to extend the term of our existing Credit Agreement for one additional year to March 2012. We are also considering other options such as amending the existing Credit Agreement or entering into a new revolving credit agreement. There can be no assurance that we will be able to amend the existing Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all. There can be no assurance that our business operations or liquidity will not be adversely affected by Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above or the other risk factors described in our filings with the SEC.

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

During the second quarter of 2010, we completed a public stock offering of 5.2 million shares of our common stock. The $108.2 million net proceeds from the offering was used in part to repay a portion of the outstanding balance under our Credit Agreement, described below, and the remainder is available for general corporate purposes.

We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2011. As of September 30, 2010, borrowings under the Credit Agreement were $38.7 million, bearing interest at a rate of 1.56% per annum We had $136.3 million available under the terms of the Credit Agreement as of September 30, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.

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

We are party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement.

On September 25, 2009, we entered into a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement”) which expires in September 2012. As of September 30, 2010, borrowings under the Term Loan Agreement were $23.8 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day Libor rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Term Loan Agreement.

Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the nine months ended September 30, 2010 and 2009 amounted to $4.7 million, and $54.0 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital.

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $37.9 million and $35.0 million for the nine months ended September 30, 2010 and 2009, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.48 per share each quarter ($1.92 per share, or $57.7 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2010. Due to the developments related to Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.48 per share per quarter, if at all.

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

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of September 30, 2010, we have regulatory approval for remediation action plans in place at two hundred thirty-one (94%) of the two hundred forty-seven properties at which we continue to retain remediation responsibility and the remaining sixteen properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at thirty-two properties where we have received “no further action” letters.

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

We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of September 30, 2010 and December 31, 2009 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at one hundred eighty-two scheduled sites.

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

As of September 30, 2010, we had accrued $12.9 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $17.0 million of estimated environmental obligations and liabilities offset by $4.1 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $2.5 million and $2.3 million, respectively, for the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $2.4 million and $3.4 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of gross expenses aggregating $5.7 million before recoveries from UST funds. Accordingly, the environmental accrual as of September 30, 2010 was increased by $2.2 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2010 was then further increased by $0.9 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.8 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of September 30, 2010 would have increased by $0.1 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.2 million. However, the aggregate net change in environmental estimates expense recorded during the nine months ended September 30, 2010 would not have changed significantly if these changes in the assumptions were made effective December 31, 2009.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of September 30, 2010 and December 31, 2009, we had accrued $2.5 million and $3.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item 1. Legal Proceedings” which appears in this Form 10-Q for additional information with respect to these and other pending environmental lawsuits and claims.

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

MTBE Litigation

As of September 30, 2010, we are defending against twenty-six lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering fifty-two cases. A settlement payment for $1,250,000 was made during the third quarter of 2010 covering twenty-seven cases and we expect the settlement of twenty-five cases will be finalized during the first quarter of 2011. We remain a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In the years ended December 31, 2009 and 2010, we provided litigation reserves aggregating $2.5 million relating to the MTBE cases. However, we are still unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include statements regarding Marketing, which is a wholly owned subsidiary of Lukoil, and the Marketing Leases included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Marketing and the Marketing Leases” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; our belief that Marketing is dependent on Lukoil to meet its obligations as they become due and that it is probable that Lukoil will continue to provide financial support to Marketing in the future and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases; our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our decision to remain open to negotiate with Marketing for a modification of the Marketing Leases; our belief that the Marketing Leases will be modified prior to the expiration of the current lease term; our ability to predict if, or when, the Marketing Leases will be modified or terminated, the terms of any such modification or termination or what actions Marketing and Lukoil will take and what our recourse will be whether the Marketing Leases are modified or terminated or not; the impact of Marketing’s restructuring; our belief that it is not probable that we will not collect all the rent due related to properties the Company identified as most likely to be removed from the Marketing Leases; the expected effect of regulations on our long-term performance; our beliefs regarding the potential damage to Lukoil’s brand and reputation; our expected ability to maintain compliance with applicable regulations; our ability to renew expired leases; our ability to predict the actions of Marketing or Lukoil; the adequacy of our current and anticipated cash flows from operations, borrowings under our credit agreement and available cash and cash equivalents; our ability to re-let properties at market rents or sell properties; our expectations regarding future acquisitions; our ability to maintain our federal tax status as a real estate investment trust (“REIT”); the probable outcome of litigation or regulatory actions; including our belief that Marketing or other counterparties are responsible for certain environmental remediation costs; our expected recoveries from underground storage tank funds; our exposure to environmental remediation costs; our estimates regarding remediation costs; our expectations as to the long-term effect of environmental liabilities on our business, financial condition, results of operations, liquidity, ability to pay dividends and stock price; our exposure to interest rate fluctuations and the manner in which we expect to manage this exposure; the expected reduction in interest-rate risk resulting from our interest rate Swap Agreement and our expectation that we will not settle the interest rate Swap Agreement prior to its maturity; our ability to continue complying with the terms of the Credit Agreement and the Term Loan Agreement; the expectation that the Credit Agreement will be refinanced with variable interest-rate debt at its maturity; our expectations regarding corporate level federal income taxes; the indemnification obligations of the Company and others; our assessment of the likelihood of future competition; our assessment as to the adequacy of our insurance coverage; our belief that Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately one hundred fifty of our properties leased to Marketing and our beliefs that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results; assumptions regarding the future applicability of accounting estimates, assumptions and policies; our intention to pay future dividends and the amounts thereof; and our beliefs about the reasonableness of our accounting estimates, judgments and assumptions including the estimated net sales value we expect to receive on the properties where we reduced the carrying amount of the properties during 2009.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described herein, those described in “Marketing and the Marketing Leases” herein, and other risks that we describe from time to time in our filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. These risks include, but are not limited to risks associated with: owning and leasing real estate generally; material dependence on Marketing as a tenant; the impact of Marketing’s announced restructuring of its business; our inability to provide access to financial information about Marketing; the modification or termination of the Marketing Leases; Marketing paying its environmental obligations or changes in our assumptions for environmental liabilities related to the Marketing Leases; adverse developments in general business, economic or political conditions; competition for properties and tenants; performance of our tenants of their lease obligations; tenant non-renewal and our ability to re-let or sell vacant properties; the effects of taxation and change to other applicable standards or regulations; potential  exposure related to pending lawsuits and claims; costs of completing environmental remediation and of compliance with environmental legislation and regulations; our exposure to counterparty risk and our ability to effectively manage or mitigate this risk; the loss of a member or members of our management team; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; substantially all of our tenants depending on the same industry for their revenues; potential future acquisitions; losses not covered by insurance; our dependence on external sources of capital; generalized credit market dislocations and contraction of available credit; our business operations generating sufficient cash for distributions or debt service; changes in interest rates and our ability to manage or mitigate this risk effectively; our potential inability to pay dividends; changes to our dividend policy; changes in market conditions; adverse effect of inflation; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of September 30, 2010 under the Credit Agreement and the Term Loan Agreement were $38.7 million and $23.8 million, respectively, bearing interest at a weighted-average rate of 2.3% per annum, or a weighted-average effective rate of 5.86% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $38.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.0%, (ii) $23.8 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1% and (iii) the impact of the Swap Agreement effectively fixing at 5.44% the LIBOR component on $45.0 million of floating rate debt. Our Credit Agreement, which expires in March 2011, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2010 has decreased significantly, as compared to December 31, 2009 as a result of the repayment of $113.1 million of floating interest rate debt. We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing loan agreements or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of September 30, 2010, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $17.5 million. We do not foresee any significant changes in how we manage our interest rate risk in the near future.

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

Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $67.9 million for 2010, an increase in market interest rates of 0.5% for the remainder of 2010 would decrease our 2010 net income and cash flows by $0.03 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement and assumes that the $44.1 million average outstanding borrowings under the Credit Agreement during the third quarter of 2010 plus the $23.8 million average scheduled outstanding borrowings for 2010 under the Term Loan Agreement is indicative of our future average borrowings for 2010 before considering additional borrowings required for future acquisitions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and decreases in the outstanding amount under our Term Loan Agreement.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, and note 3 to our consolidated financial statements in such Form 10-K, “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 20, 2010, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

As of September 30, 2010, the Company is defending against twenty-six lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering fifty-two cases. A settlement payment for $1,250,000 was made during the third quarter of 2010 covering twenty-seven cases and the Company expects that settlement of twenty-five cases will be finalized during the first quarter of 2011. The Company remains a defendant in a final MTBE case involving multiple locations throughout the State of New Jersey brought by the NJDEP and related instrumentalities.

In 2009 and 2010, the Company provided litigation reserves aggregating $2.5 million relating to the MTBE cases. However, the Company is still unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.

Item 1A.  Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 except as follows:

Because our financial results are materially dependent on the performance of Marketing, in the event that Marketing does not perform its rental or environmental obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected. The financial performance of Marketing has deteriorated in recent years. No assurance can be given that Marketing will have the ability to meet its obligations under the Marketing Leases.

Our financial results are materially dependent upon the ability of Marketing to meet its rental and environmental obligations under the Marketing Leases. A substantial portion of our revenues (67% for the nine months ended September 30, 2010) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements” contained in this Quarterly Report on Form 10-Q. Marketing has made all required monthly rental payments under the Marketing Leases when due through October 2010, although there can be no assurance that it will continue to do so.

For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant annual losses and the cumulative impact of those losses on Marketing’s financial position as of December 31, 2009, we previously concluded that Marketing likely does not have the ability to generate cash flows from its business sufficient to meet its obligations as they come due in the ordinary course through the terms of the Marketing Leases unless it shows significant improvement in its financial results, generates sufficient liquidity through the sale of assets or otherwise, or receives financial support from Lukoil, its parent company. As discussed in more detail below, Marketing has recently undergone a restructuring of its business. We do not know whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. If Marketing does not meet its obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

In the fourth quarter of 2009, Marketing announced a restructuring of its business. We cannot predict with certainty what impact Marketing’s restructuring and other changes in its business model will have on us.

In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from us. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. We believe that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from us. As part of the restructuring, Marketing paid off debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. Marketing also announced additional steps to reduce its costs including closing two marketing regions, eliminating jobs and exiting the direct-supplied retail gasoline business.

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

We believe that Marketing has partially exited the direct-supplied retail gasoline business by entering into subleases with petroleum distributors who supply their own petroleum products to our properties. As of September 30, 2010, approximately two hundred forty-five retail properties, comprising substantially all of the properties in New England that we lease to Marketing, have been subleased by Marketing to a single distributor. Substantially all of these properties have been rebranded BP stations and are being supplied petroleum products under a supply contract with BP. As of September 30, 2010, approximately seventy of our retail properties in New Jersey have been subleased by Marketing to a single distributor. It is possible that Marketing is seeking subtenants for other significant portions of the portfolio of properties it leases from us.

In connection with its restructuring, Marketing eliminated all of the debt which had been guaranteed by Lukoil with proceeds from the sale of assets to Lukoil affiliates and with financial support from Lukoil. We cannot accurately predict whether the restructuring announced by Marketing will stem Marketing’s history of significant annual operating losses, and whether Marketing will continue to be dependent on financial support from Lukoil to meet its obligations as they become due through the terms of the Marketing Leases. Lukoil is not, however, a guarantor of the Marketing Leases. Even though Marketing is a wholly-owned subsidiary of Lukoil, and Lukoil has provided capital to Marketing in the past, there can be no assurance that Lukoil will provide financial support or additional capital to Marketing in the future. Furthermore, Lukoil has the right to sell its ownership interest in Marketing without the Company’s consent, and there can be no assurance that if Marketing were sold by Lukoil that the acquiror would provide financial support to Marketing. We cannot predict with certainty what impact Marketing’s restructuring and other changes in its business model will have on us. If Marketing does not meet its obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.

From time to time we have held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These intermittent discussions have not resulted in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. From time to time, however, we have been able to agree with Marketing on terms to allow for removal of individual properties from the Marketing Leases as mutually beneficial opportunities arise. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no fixed agreement in place providing for removal of properties from the Marketing Leases. Accordingly, the removal of properties from the Marketing Leases is subject to negotiation on a case-by-case basis. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing and Lukoil may take, and what our recourse may be, whether the Marketing Leases are modified or not. We may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases or leases with our other tenants, which may result in material adjustments to the amounts recorded for these assets and liabilities.

As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of September 30, 2010, Marketing had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately one hundred fifty of our properties and we also believe that most of these properties are either vacant or provide negative contribution to Marketing’s results. In the third quarter of 2009, Marketing agreed to permit us to list with brokers and to show to prospective purchasers and lessees seventy-five of the properties where Marketing has removed, or has scheduled to remove, underground gasoline storage tanks and related equipment; however, the agreement expired in September 2010 and we are no longer actively pursuing marketing such properties for sale or lease. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements including those included in this prospectus supplement. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state UST funds, environmental remediation costs, real estate including impairment charges related to the reduction in market value of our real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases and leases with our other tenants. We may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases or leases with our other tenants, which may result in material adjustments to the amounts recorded for these assets and liabilities. These judgments, assumptions and allocations may prove to be incorrect and our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected if that is the case.

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
November 1, 2010

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief
Executive Officer
November 1, 2010