Form 10-K
period 2010-12-31
GETTY REALTY CORP /MD/
filed 2011-03-16
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates (22,494,667 shares of common stock) of the Company was $504,105,487 as of June 30, 2010.
The registrant had outstanding 33,394,155 shares of common stock as of March 16, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Selected Portions of Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2010 pursuant to Regulation 14A.
III

ii

Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined below in this Annual Report on Form 10-K.) Examples of forward-looking statements include, but are not limited to, statements regarding: our primary tenant, Marketing, and the Marketing Leases included in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Marketing and the Marketing Leases” and elsewhere in this Annual Report on Form 10-K; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; the impact of Lukoil’s transfer of its ownership interest in Marketing on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Marketing Leases; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs regarding Marketing and its operations, including our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our ability to predict if, or when, the Marketing Leases will be modified, what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; what the terms of any agreement for modification of the Marketing Leases may be or what our recourse will be if the Marketing Leases are modified or terminated; our belief that it is not probable that we will not collect all the rent due related to the properties we identified as being most likely to be removed from the Marketing Leases; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement; our ability to re-let properties at market rents or sell properties and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).
     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Item 1A. Risk Factors” and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.
     These risks include, but are not limited to risks associated with: material dependence on Marketing as a tenant; the transfer of Lukoil’s ownership interest in Marketing; the possibility that Marketing may not perform its rental, environmental or other obligations under the Marketing Leases; the possibility that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business; the impact of Marketing’s announced restructuring of its business; the modification or termination of the Marketing Leases; our inability to provide access to financial information about Marketing; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; costs of completing environmental remediation and of compliance with environmental legislation and regulations; our ability to acquire or develop new properties; potential future acquisitions; owning and leasing real estate generally; adverse developments in general business, economic or political conditions; performance of our tenants of their lease obligations, tenant non-renewal and our ability to re-let or sell vacant properties; our dependence on external sources of capital; generalized credit market dislocations and contraction of available credit; our business operations generating sufficient cash for distributions or debt service; changes in interest rates and our ability to manage or mitigate this risk effectively; expenses not covered by insurance; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; substantially all of our tenants depending on the same industry for their revenues; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; our potential inability to pay dividends; changes to our dividend policy; changes in market conditions; adverse affect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.
     You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

PART I
Item 1. Business
Recent Developments
     Transfer of Ownership Interest in Marketing
     On February 28, 2011, OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Getty Petroleum Marketing Inc. (“Marketing”), our largest tenant, to Cambridge Petroleum Holding Inc. (“Cambridge”). We have commenced discussions with the new owners and management of Marketing; however, we cannot predict the impact the transfer of Marketing may have on our business. For information regarding factors that could adversely affect us relating to Marketing and the Marketing Leases (as defined below), see “Item 1A. Risk Factors”. For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)
     Acquisition
     As part of our overall growth strategy, we regularly review acquisition and financing opportunities to acquire additional properties, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. In January 2011, we acquired fee or leasehold title to 59 Mobil branded gasoline stations and convenience store properties for $111.3 million in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. This transaction was financed entirely with borrowings under our existing $175.0 million amended and restated senior unsecured credit agreement (the “Credit Agreement”).
     Public Stock Offering
     In the first quarter of 2011, we completed a public stock offering of 3,450,000 shares of our common stock. Substantially all of the aggregate $91,753,000 net proceeds from the offering were used to repay a portion of the outstanding balance under the Credit Agreement and the remainder was used for general corporate purposes.
The History of Our Company
     Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. Our properties are located primarily in the Northeast and the Mid-Atlantic regions in the United States. We own or lease properties in New York, Massachusetts, New Jersey, Pennsylvania, Connecticut, Maryland, Virginia, New Hampshire, Maine, Rhode Island, Texas, North Carolina, Delaware, Hawaii, California, Florida, Ohio, Arkansas, Illinois, North Dakota and Vermont.
     Our founders started the business in 1955 with the ownership of one gasoline service station in New York City and combined real estate ownership, leasing and management with service station operation and petroleum distribution. We held our initial public offering in 1971 under the name Power Test Corp. We acquired, from Texaco in 1985, the petroleum distribution and marketing assets of Getty Oil Company in the Northeast United States along with the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States. We became one of the leading independent owner/operators of petroleum marketing assets in the country, serving retail and wholesale customers through a distribution and marketing network of Getty® and other branded retail motor fuel and convenience store properties and petroleum distribution terminals.
     Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997. At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Marketing was acquired by a U.S. subsidiary of Lukoil in December 2000. On February 28, 2011, Lukoil transferred its ownership interest in Marketing to Cambridge. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease (the “Master Lease”) with Marketing. As of December 31, 2010, we leased approximately 78% of our 1,052 owned and leased properties on a long-term triple-net lease basis to Marketing. Marketing does not itself directly operate the retail motor fuel and convenience store properties it leases from us.

Rather, Marketing generally subleases our retail properties to subtenants that either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators.
Company Operations
     The operators of our properties are primarily distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products, and automotive repair services. Over the past decade, these lines of business have matured into a single industry as operators have increased their emphasis on co-branded locations with multiple uses. The combination of petroleum product sales with other offerings, particularly convenience store products, has helped provide one-stop shopping for consumers, and we believe has represented an important driver behind the industry’s growth.
     As of December 31, 2010, we owned 907 properties and leased 145 properties. Nine of the properties we own are petroleum distribution terminals. As of December 31, 2010, Marketing leased from us 808 properties under the Master Lease and 9 properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). Our typical property is used as a retail motor fuel outlet and convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. The properties that we have been acquiring since 2007 are generally located on larger parcels of land. We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrance or exit ramps. Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties for such uses as fast food restaurants, automobile sales and other retail purposes.
     We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing retail motor fuel and convenience store properties. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when appropriate opportunities arise.
     The sector of the real estate industry in which we operate is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment funds and private institutional investors. We generally have long-term leases with our tenants. Generally, we seek leases with our tenants that have an initial term of 15 years and include provisions for rental increases during the term of the lease. As of December 31, 2010, our average lease term, weighted by the number of underlying properties, was in excess of 14.9 years, with an average of 5.8 years remaining, excluding renewal options. Retail motor fuel properties are an integral component of the transportation infrastructure. Stability within the retail motor fuel and convenience store industry is driven by highly inelastic demand for petroleum products and day-to-day consumer goods and fast foods, which supports our tenants.
     Revenues from rental properties included in continuing operations for the year ended December 31, 2010 were $88.3 million which is comprised of $86.9 million of lease payments received and $1.4 million of “Rental Revenue Adjustments” consisting of deferred rental income recognized due to the straight-line method of accounting for the leases with Marketing and certain of our other tenants, amortization of above-market and below-market rent for acquired in-place leases and income recognized for direct financing leases. In 2010, we received lease payments from Marketing aggregating approximately $60.3 million, or 69%, of the $86.9 million lease payments received included in continuing operations. Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Marketing, see “Item 1A. Risk Factors”. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” For additional information regarding Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”).
     The Master Lease has an initial term expiring in December 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. If Marketing elects to exercise any renewal option, Marketing is required to notify us of such election one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We believe that as of March 16, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of the underground gasoline storage tanks and related equipment at approximately 140 of our retail properties, and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results.
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
Acquisition Strategy and Activity
     As part of our overall growth strategy, we regularly review acquisition and financing opportunities to acquire additional properties, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. We review such opportunities on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions, we will require other sources of capital, which may or may not be available on favorable terms or at all. Since May 2003, we have acquired approximately 270 properties in various states in transactions valued at approximately $319 million. These acquisitions have ranged in size from a portfolio comprised of 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111 million. In addition, from time to time we acquire individual properties when opportunities arise including through the exercise of purchase options for leased locations or in conjunction with tax-free exchanges.
     In January 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY. Our total investment in the transaction was $111.3 million, which was financed entirely with borrowings under our Credit Agreement. Of our aggregate investment, $92.9 million was made by way of sale/leaseback and $18.4 million was made by way of a secured, self-amortizing loan having a 10-year term (the “CPD Loan”). The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Net rent payments under the CPD Lease together with interest earned on the CPD Loan are expected to aggregate approximately $10.2 million in calendar year 2011.
     In September 2009, we acquired the real estate assets of 36 Exxon-branded gasoline stations and convenience store properties for $49.0 million in a triple-net sale/leaseback transaction with White Oak Petroleum LLC (“White Oak”). This transaction was financed with $24.5 million of borrowings under our Credit Agreement and $24.5 million of indebtedness under a new $25.0 million term loan agreement with TD Bank, N.A. (the “Term Loan Agreement” or “Term Loan”).
     In March 2007, we acquired 59 convenience store and retail motor fuel properties in ten states for approximately $79.3 million from various subsidiaries of FF-TSY Holding Company II, LLC (the successor to Trustreet Properties, Inc.) (“Trustreet”), a subsidiary of General Electric Capital Corporation. This transaction was financed with funds drawn under our Credit Agreement. We subsequently acquired five additional properties from Trustreet for approximately $5.2 million. The aggregate cost of these acquisitions, including transaction costs, was approximately $84.5 million.
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
Regulation
     We are subject to numerous existing federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“UST” or “USTs”) and other equipment. Petroleum properties are governed by numerous federal, state and local environmental laws and regulations. These laws have included: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations, and (iii) the requirement to provide a certificate of financial responsibility with respect to claims relating to UST failures. Our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties.
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
     Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination, and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”) in an efficient and economical manner. Generally, upon achieving Closure at each individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2010, we have regulatory approval for remediation action plans in place for 227 (94%) of the 241 properties for which we continue to retain remediation responsibility and the remaining 14 (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 29 properties where we have received “no further action” letters.
     Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.
     It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
     For additional information please refer to “Item 1A. Risk Factors” and to “General — Marketing and the Marketing Leases,” “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. of this Annual Report on Form 10-K.
Personnel
     As of March 16, 2011, we had twenty employees.
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
Item 1A. Risk Factors
     We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

Our financial results are materially dependent on the performance of Marketing. In the event that Marketing does not perform its rental, environmental or other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected. The financial performance of Marketing has deteriorated in recent years.
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. A substantial portion of our revenues (66% for the year ended December 31, 2010) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”
     As of the date of this Form 10-K, we have not yet received Marketing’s unaudited consolidated financial statements for the year ended December 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Based on the interim reports we have received through 2010, Marketing’s significant losses have continued. As a result of Marketing’s significant losses, including the losses reported to us subsequent to Marketing’s reorganization in 2009 (discussed in more detail below) and the cumulative impact of those losses on Marketing’s financial position as of September 30, 2010, we continue to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is also possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. It is possible that Marketing may aggressively pursue seeking a modification of the Marketing Leases, including, removal of properties from the Marketing Leases, or a reduction in the rental payments owed by Marketing under the Marketing Lease.
     As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $21.2 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our 2010 financial statements were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is possible also that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
     If Marketing does not meet its rental, environmental and other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
Lukoil transferred its ownership interest in Marketing. We cannot predict what impact such transfer will have on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and on our business.
     On February 28, 2011, Lukoil, one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge. We are not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge. In connection with the transfer, we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries. We do not know if there are any ongoing contractual or business relationships between Lukoil or its subsidiaries or affiliates and Cambridge or its subsidiaries or affiliates, including Marketing. We have commenced discussions with the new owners and management of Marketing, however, we cannot predict the impact the transfer of Marketing may have on our business.

     While Lukoil had provided capital to Marketing in the past, there can be no assurance that Cambridge will provide financial support or will have the capacity to provide capital or financial support to Marketing in the future. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions such as aggressively seeking to modify the terms of the Marketing Leases. We cannot predict what impact Lukoil’s transfer of its ownership interest to Cambridge will have on Marketing’s ability and willingness to perform its rental, environmental and other obligations under the Marketing Leases. If Marketing does not meet its rental, environmental and other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. It is possible that we may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual filing for bankruptcy protection by Marketing or any potential or actual modification or termination of the Marketing Leases. It is possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
We cannot predict what impact Marketing’s restructuring, dispute with Bionol and other changes in its business model will have on us.
     In November 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from us. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. We believe that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from us. As part of the restructuring, Marketing paid off debt which had been guaranteed or held by Lukoil with proceeds from the sale of assets to Lukoil affiliates.
     In June 2010, Marketing and Bionol Clearfield LLC (“Bionol”) each issued press releases regarding a significant contractual dispute between them. Bionol owns and operates an ethanol plant in Pennsylvania. Bionol and Marketing entered into a five-year contract under which Marketing agreed to purchase substantially all of the ethanol production from the Bionol plant, at formula-based prices. Bionol stated that Marketing breached the contract by not paying the agreed-upon price for the ethanol. According to Bionol’s press release, the cumulative gross purchase commitment under the contract could be on the order of one billion dollars. Marketing stated in its press release that it continues to pay Bionol millions of dollars each month for the ethanol, withholding only the amount of the purchase price in dispute and that it has filed for arbitration to resolve the dispute. Among other items related to this matter, we do not know: (i) the accuracy of the statements made by Marketing and Bionol when made or if such statements reflect the current status of the dispute; (ii) the cumulative or projected amount of the purchase price in dispute and how Marketing has accounted for the ethanol contract in its financial statements; or (iii) how the formula-based price compares to the market price of ethanol. We cannot predict how the ultimate resolution of this matter may impact Marketing’s long-term financial performance and its ability to meet its rental, environmental and other obligations to us as they become due under the terms of the Marketing Leases.
     We cannot predict what impact Marketing’s restructuring, dispute with Bionol or other changes in its business model will have on us. If Marketing does not meet its rental, environmental and other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
If it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for environmental liabilities related to the Marketing Leases we would be in default of our Credit Agreement or Term Loan Agreement, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at 186 retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect us from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we have not accrued for the Marketing Environmental Liabilities. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of all of our indebtedness under such agreements. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to accrue for Marketing Environmental Liabilities. If we determine that it is probable that Marketing will not meet the Marketing Environmental Liabilities and we accrue for such liabilities, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
     We estimate that, the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay range between $13 million and $20 million, of which between $6 million and $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may differ materially from our estimates and we can provide no assurance as to the accuracy of these estimates.
If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. We have recently initiated discussions with the new owners and management of Marketing, subsequent to Lukoil’s transfer of its ownership interest in Marketing to Cambridge. It is possible that the new management of Marketing may aggressively seek to modify the terms of the Marketing Leases or seek to remove a substantial number of properties from the Marketing Leases. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no agreement in place providing for removal of properties from the Marketing Leases. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. We may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of

March 16, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 140 of our retail properties and we also believe that most of these properties are either vacant or provide negative contribution to Marketing’s results. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property.
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
Although we periodically receive and review the unaudited financial statements and other financial information from Marketing, this information is not publicly available to investors. You will not have access to financial information about Marketing provided to us by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its rental, environmental and other obligations under the Marketing Leases.
     We periodically receive and review Marketing’s unaudited financial statements and other financial information that we receive from Marketing pursuant to the terms of the Marketing Leases. However, the financial statements and other financial information are not publicly available to investors and Marketing contends that the terms of the Marketing Leases prohibit us from including the financial statements and other financial information in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or in our Annual Reports to Shareholders. The Marketing Leases provide that Marketing’s financial information which is not publicly available shall be delivered to us within one hundred fifty days after the end of each fiscal year. As of the date of this Form 10-K, we have not yet received Marketing’s unaudited consolidated financial statements for the year ended December 31, 2010. The financial statements and other financial information that we receive from Marketing is unaudited and neither we, nor our auditors, have been involved with its preparation and as a result have no assurance as to its correctness or completeness. You will not have access to financial statements and other financial information about Marketing provided to us by Marketing to allow you to independently assess Marketing’s financial condition or its ability to satisfy its rental, environmental and other obligations under the Marketing Leases, which may put your investment in us at greater risk of loss.
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.
     Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state UST funds, environmental remediation costs, real estate including impairment charges related to the reduction in market value of our real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued expenses, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.
     For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases and leases with our other tenants. As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $21.2 million and the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but not have accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our 2010 financial statements were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plans, strategies, operating results and its capital resources. It is possible that we may be required to increase or decrease our deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
     If our judgments, assumptions and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. (For information regarding our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.)
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
While we seek to grow through accretive acquisitions, acquisitions of properties may be dilutive and may not produce the returns that we expect and we may not be able to successfully integrate acquired properties into our portfolio or manage our growth effectively, which could have a material adverse effect on our results of operations, financial condition and growth prospects.
     One or more acquisition of properties may initially be dilutive to our net income, and acquired properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. Additionally, as we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, the continued growth of our portfolio will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.
We are subject to risks inherent in owning and leasing real estate.
     We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks related to owning properties used in the petroleum marketing industry, our risks include, among others:

•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and declining rental rates,

•	difficulty in selling or re-letting properties on favorable terms or at all,

•	impairments in our ability to collect rent payments when due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	the potential for uninsured casualty and other losses due to natural disasters or other causes,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations, and

•	acts of terrorism and war.
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
     We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues will be dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles, or an increase in the use of alternative fuel vehicles, or “green technology” could also have a material adverse effect on our business, financial condition and results of operations liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties.
     We are subject to risks that financial distress, default or bankruptcy of our existing tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms governing renewal or re-letting of our properties (including the cost of required renovations, replacement of gasoline tanks and related equipment or environmental remediation) may be less favorable than current lease terms, or that the values of our properties that we sell may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.
     The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us, such as Marketing. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” For additional information with respect to concentration of tenant risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant.
     If our tenants do not perform their lease obligations; or we are unable to renew existing leases and promptly recapture and re-let or sell vacant locations; or if lease terms upon renewal or re-letting are less favorable than current lease terms; or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; then our cash flow could be significantly adversely affected.
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
We incur significant operating costs as a result of environmental laws and regulations which costs could significantly rise and reduce our profitability.
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
     For additional information with respect to pending environmental lawsuits and claims, environmental remediation costs and estimates, and Marketing and the Marketing Leases see “Item 3. Legal Proceedings”, “Environmental Matters” and “General — Marketing and the Marketing Leases” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.
     We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.
     As of December 31, 2010, we had accrued $10.9 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $14.9 million of estimated environmental obligations and liabilities offset by $4.0 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for probable and reasonably estimable environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made.
     We have not accrued for approximately $1.0 million in costs incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believe that Marketing is responsible for such costs under the terms of the Master Lease, and on that basis we tendered the matter to Marketing for defense and indemnification, but Marketing denied its liability for claims and its responsibility to defend and indemnify us. We were sued by the current property owner and filed third party claims against Marketing for indemnification. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification from Marketing were actively litigated leading to a trial held before a judge. The trial court issued its decision in August 2009 under which the company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the company and Marketing, Marketing was held accountable for such costs under the indemnification provisions of the Master Lease. Marketing has appealed the decision; however, we believe the probability that the trial court decision will be reversed or remanded and that Marketing will not ultimately be held responsible for the clean-up costs incurred by the current property owner is remote.
     It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them.
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
     We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation costs and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.
A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.
     A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States. Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us (including under the Marketing Leases) than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
We are in a competitive business.
     The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents we are able to charge in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater financial resources or more experienced personnel than we have, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment banking firms and private institutional investors. This competition has increased prices for properties we seek to acquire and may impair our ability to make suitable property acquisitions on favorable terms in the future.

We are exposed to counterparty credit risk and there can be no assurances that we will effectively manage or mitigate this risk .
     We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to, Marketing as our primary tenant, the members of the Bank Syndicate that are counterparties to our Credit Agreement as our primary source of financing and JPMorgan Chase as the counterparty to our interest rate Swap Agreement. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us. (For additional information with respect to, and definitions of, the Bank Syndicate, the Credit Agreement and the Swap Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risks”.)
We are subject to losses that may not be covered by insurance.
     Marketing, and other tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We do not maintain pollution legal liability insurance to protect the Company from potential future claims for environmental contamination, including the environmental liabilities that are the responsibility of our tenants. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.
     We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would result in an event of default that, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of all of our indebtedness under our Credit Agreement and Term Loan Agreement which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are dependent on external sources of capital which may not be available on favorable terms, or at all.
     We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. Other sources of capital may significantly increase our interest rate risk or adversely impact how we manage our interest rate risk. We cannot accurately predict how periods of illiquidity in the credit markets will impact our access to or cost of capital. In addition, additional equity offerings may result in substantial dilution of shareholders’ interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock.
     If one or more of the financial institutions that supports our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our the Credit Agreement. We may not be able to refinance our outstanding debt under the Credit Agreement when due in March 2012 or under the Term Loan when due in September 2012, which could have a material adverse effect on us.
     Our ability to meet the financial and other covenants relating to our Credit Agreement and our Term Loan Agreement may be dependent on the performance of our tenants, including Marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and, as a result, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us, based on our assumptions and analysis of information currently available to us described in more detail above) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. (For additional information with respect to The Marketing Environmental Liabilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our Credit Agreement or our Term Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. An event of default if not cured or waived would increase by 2.0% the interest rate we pay under our Credit Agreement. A default under our Credit Agreement or our Term Loan Agreement, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of all of our indebtedness under such agreements. We may be unable to fulfill our commitments to complete pending acquisitions and incur monetary losses or damage our reputation if we cannot draw sufficient funds against the Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which may negatively impact our business, and may have a material adverse effect on us. Lenders may require us to enter into more restrictive covenants relating to our operations.
     During 2007, the United States housing and residential lending markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the corporate, asset-backed and other credit and equity markets and the volatility and risk premiums in most credit and equity markets have increased dramatically, while liquidity has decreased. These issues continued throughout 2010 and into the beginning of 2011. Increasing concerns regarding the United States and world economic outlook, such as large asset write-downs at banks, volatility in oil prices, declining business and consumer confidence and increased unemployment and bankruptcy filings, are compounding these issues and risk premiums in most capital markets remain at elevated levels. These factors are precipitating generalized credit market dislocations and a significant contraction in available credit. As a result, it is more difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt, and most lenders are imposing more stringent restrictions on the terms of credit. Any future credit agreements or loan documents we execute may contain additional or more restrictive covenants. The negative impact on the tightening of the credit markets and continuing credit and liquidity concerns could have negative effects on our business such as (i) we could have difficulty in acquiring or developing properties, which would adversely affect our business strategy, (ii) our liquidity could be adversely affected, (iii) we may be unable to repay or refinance our indebtedness or (iv) we may need to make higher interest and principal payments or sell some of our assets on unfavorable terms to fund our liquidity needs. These negative effects may cause other material adverse effects on our business, financial condition, results of operations, ability to pay dividends or stock price. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material adverse effect on us.
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
     We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. Borrowings under our Credit Agreement and our Term Loan Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and our Term Loan Agreement. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. We have entered into an interest rate Swap Agreement with a major financial institution which expires in June 2011 with respect to a portion of our variable rate debt outstanding under our Credit Agreement and our Term Loan agreement. We are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. We will be fully exposed to interest rate risk on our aggregate borrowings floating at market rates upon expiration of the Swap Agreement in June 2011 unless we enter into another swap agreement. Although the Swap Agreement is intended to lessen the impact of rising interest rates, it also exposes us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes. Further, there can be no assurance that the use of an interest rate swap will always be to our benefit. While the use of an interest rate Swap Agreement is intended to lessen the adverse impact of rising interest rates, it also conversely limits the positive impact that could be realized from falling interest rates with respect to the portion of our variable rate debt covered by the interest rate Swap Agreement. (For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks”.)
We may be unable to pay dividends.
     Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. No assurance can be given that our financial performance in the future will permit our payment of any dividends at the level historically paid, if at all. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) In particular, our Credit Agreement and our Term Loan Agreement prohibit the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

We may change the dividend policy of our common stock in the future.
     The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. No assurance can be given that our financial performance in the future will permit our payment of any dividends at the level historically paid, if at all. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) Any change in our dividend policy could adversely affect our business and the market price of our common stock. A recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.
Changes in market conditions could adversely affect the market price of our publicly traded common stock.
     As with other publicly traded securities, the market price of our publicly traded common stock depends on various market conditions, which may change from time-to-time. Among the market conditions that may affect the market price of our publicly traded common stock are the following:
•	our financial condition and performance and that of our significant tenants, including Marketing (for additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.);

•	the market’s perception of our growth potential and potential future earnings;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to us;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for publicly traded securities;

•	the extent of institutional investor interest in us; and

•	general economic and financial market conditions.
In order to preserve our REIT status, our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.
     Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 5% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.
Maryland law may discourage a third party from acquiring us.
     We are subject to the provisions of Maryland Business Combination Act (the “Business Combination Act”) which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for 5 (five) years after the most recent date on which the interested stockholder becomes an interested stockholder. Generally, pursuant to the Business Combination Act, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns, directly or indirectly, 10% or more of a Maryland corporation’s voting stock. These provisions could have the effect of delaying, preventing or deterring a change in control of our company or reducing the price that certain investors might be willing to pay in the future for shares of our capital stock. Additionally, the Maryland Control Share Acquisition Act may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. In our charter and bylaws, we have elected not to have the Maryland Control Share Acquisition Act apply to any acquisition by any person of shares of stock of our company. However, in the case of the control share acquisition statute, our board of directors may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. Finally, the “unsolicited takeovers” provisions of the Maryland General Corporation Law permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions that may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stocks with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.
Inflation may adversely affect our financial condition and results of operations.
     Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though our triple-net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent.
The loss of certain members of our management team could adversely affect our business.
     We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. Except for the employment agreement with our President and Chief Executive Officer, David Driscoll, we do not have employment agreements with any of our executives.
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
     NONE

Item 2. Properties
     Nearly all of our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties under similar lease terms primarily for uses such as fast food restaurants, automobile sales and other retail purposes.
     The following table summarizes the geographic distribution of our properties at December 31, 2010. The table also identifies the number and location of properties we lease from third-parties and which Marketing leases from us under the Marketing Leases. In addition, we lease 5,800 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY		LEASED BY GETTY REALTY		TOTAL	PERCENT
	MARKETING	OTHER	MARKETING	OTHER	PROPERTIES	OF TOTAL
	AS TENANT (1)	TENANTS	AS TENANT	TENANTS	BY STATE	PROPERTIES
New York (2)	233	33	55	6	327	31.0%
Massachusetts	127	1	17	—	145	13.8
New Jersey	106	6	18	6	136	12.9
Pennsylvania	103	7	1	4	115	10.9
Connecticut	60	27	12	11	110	10.4
Maryland	4	40	—	2	46	4.4
New Hampshire	25	3	3	—	31	2.9
Virginia	3	24	3	1	31	2.9
Maine	18	1	2	—	21	2.0
Rhode Island	15	1	2	—	18	1.7
Texas	—	17	—	—	17	1.6
Hawaii	—	10	—	—	10	1.0
North Carolina	—	10	—	—	10	1.0
California	—	8	—	1	9	0.9
Delaware	8	—	1	—	9	0.9
Florida	—	6	—	—	6	0.6
Ohio	—	4	—	—	4	0.4
Arkansas	—	3	—	—	3	0.3
Illinois	—	2	—	—	2	0.2
North Dakota	—	1	—	—	1	0.1
Vermont	1	—	—	—	1	0.1

Total	703	204	114	31	1,052	100.0%

(1)	Includes nine terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

(2)	Excludes 45 fee owned and 14 leased properties acquired in January 2011 which are leased to a single tenant.

     The properties that we lease from third-parties have a remaining lease term, including renewal option terms, averaging over 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

		PERCENT
	NUMBER OF	OF TOTAL	PERCENT
	LEASES	LEASED	OF TOTAL
CALENDAR YEAR	EXPIRING	PROPERTIES	PROPERTIES

2011	9	6.21%	0.86%
2012	13	8.96	1.24
2013	4	2.76	0.38
2014	3	2.07	0.28
2015	7	4.83	0.66

Subtotal	36	24.83	3.42
Thereafter	109	75.17	10.36

Total	145	100.00%	13.78%

     We have rights-of-first refusal to purchase or lease 114 of the properties we lease from third-parties. Approximately 65% of the properties we lease from third-parties are subject to automatic renewal or extension options.
     For the year ended December 31, 2010 we received $86.9 million of lease payments with respect to 1,062 average rental properties held during the year or an average annual rent received of approximately $82,000 per rental property. For the year ended December 31, 2009 we received $82.8 million of lease payments with respect to 1,061 average rental properties held during the year or an average annual rent received of approximately $78,000 per rental property.
     Rental unit expirations and the annualized contracted rent as of December 31, 2010 are as follows (in thousands, except for the number of rental units data):

		ANNUALIZED CONTRACTUAL RENT (a)
	NUMBER OF				PERCENTAGE
	RENTAL				OF TOTAL
	UNITS		OTHER		ANNUALIZED
CALENDAR YEAR	EXPIRING (b)	MARKETING	TENANTS	TOTAL	RENT

2011	23	$929	$289	$1,218	1.42%
2012	35	1,723	575	2,298	2.67
2013	16	640	904	1,544	1.80
2014	22	729	1,440	2,169	2.52
2015	776	56,174	281	56,455	65.65
2016	4	—	332	332	0.39
2017	4	—	452	452	0.53
2018	9	—	1,156	1,156	1.34
2019	56	—	5,287	5,287	6.15
2020	32	—	3,810	3,810	4.43
Thereafter	81	—	11,269	11,269	13.10

Total	1,058	$60,195	$25,795	$85,990	100.00%

(a)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2010 multiplied by 12. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

(b)	Rental units include properties subdivided into multiple premises with separate tenants. Rental units also include individual properties comprising a single “premises” as such term is defined under a unitary master lease related to such properties. With respect to a unitary master lease that includes properties that we lease from third parties, the expiration dates for rental units refers to the dates that the leases with the third parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.
     In the opinion of our management, our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty,liability, fire and extended coverage in amounts and on other terms satisfactory to us. We have no plans for material improvements to any of our properties. However, our tenants frequently make improvements to the properties leased from us at their expense. We are not aware of any material liens or encumbrances on any of our properties.
     We lease 808 retail motor fuel and convenience store properties and nine petroleum distribution terminals to Marketing under the Marketing Leases. The Master Lease is a unitary lease and has an initial term expiring in 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. If Marketing elects to exercise any renewal option, Marketing is required to notify us of such one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be exercised for all of the properties subject of the Master Lease. The Marketing Leases are “triple-net” leases, under which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. As permitted under the terms of our leases with Marketing, Marketing can generally use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of March 16, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately 140 of our retail properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)
     If Marketing fails to pay rent, taxes or insurance premiums when due under the Marketing Leases and the failure is not cured by Marketing within a specified time after receipt of notice, we have the right to terminate the Marketing Leases and to exercise other customary remedies against Marketing. If Marketing fails to comply with any other obligation under the Master Lease after notice and opportunity to cure, we do not have the right to terminate the Master Lease. In the event of Marketing’s default where we do not have the right to terminate the Master Lease, our available remedies under the Master Lease are to seek to obtain an injunction or other equitable relief requiring Marketing to comply with its rental, environmental and other obligations under the Master Lease and to recover damages from Marketing resulting from the failure. If any lease we have with a third-party landlord for properties that we lease to Marketing is terminated as a result of our default and the default is not caused by Marketing, we have agreed to indemnify Marketing for its losses with respect to the termination. Marketing has the right-of-first refusal to purchase any property leased to Marketing under the Marketing Leases that we decide to sell.
     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the agreement, Marketing is obligated to pay the first $1.5 million of costs and expenses incurred in connection with remediating any pre-existing terminal condition, Marketing will share equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2010 and 2009 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at 186 scheduled sites and our agreements with Marketing provide that Marketing otherwise remains liable for all environmental matters. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)
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
     In September 2004, the State of New York commenced an action against us United Gas Corp., and Costa Gas Station, Inc., The Ingraham Bedell Corporation, Exxon Mobil Corporation, Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various retail motor fuel properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by the Company and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. Discovery in this case is ongoing.
     In October 2007, the Company received a demand from the State of New York to pay costs allegedly arising from investigation and remediation of petroleum spills that occurred at a property formerly owned by us and taken by eminent domain by the State of New York in 1991. We responded to the State’s demand and denied responsibility for reimbursement of such costs. In August 2010, the State commenced a lawsuit in New York Supreme Court, Albany County against us, Bryant Taconic Corp. and related parties seeking damages under the New York Navigation Law. The Company has interposed an answer asserting numerous affirmative defenses. Discovery in this case is ongoing.
     In September 2008, we received a directive and notice of violation from the NJDEP calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker, individually and trading Millstone Auto Service, Auto Tech, and other named parties, of petroleum-related contamination found at a retail motor fuel property located in Millstone Township, New Jersey. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We responded to the NJDEP, denying liability, and we also tendered the matter to Marketing for defense and indemnification under the Reorganization and Distribution Agreement between Getty Petroleum Corp. (n/k/a/ Getty Properties Corp.) and Marketing dated as of February 1, 1997 (the “Spin-Off Agreement”). Marketing has denied responsibility for this matter. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to the Company, Marketing and Gary and Barbara Galliker, individually and trading as Millstone Auto Service. Both Marketing and the Company have filed requests for a hearing to contest the allegations of the Order and Assessment. The hearing request was granted in February 2010, but the date of the hearing has not yet been scheduled. (For additional information regarding Marketing and the Marketing Leases (as defined below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)
     In November 2009, an action was commenced by the State of New York in the Supreme Court, Albany County, seeking the recovery of costs incurred in remediating alleged petroleum contamination down gradient of a gasoline station formerly owned by us, and gasoline stations that were allegedly owned or operated by other named defendants, including M&A Realty, Inc., Gas Land Petroleum, Inc., and Mid-Valley Oil Company. The Company answered the complaint, denying liability and asserting affirmative defenses and cross claims against co-defendants. The Company has also tendered the matter to M&A Realty Inc. for defense and indemnification as relates to discharges of petroleum that were reported on or after July of 1994 at the site which is the subject of allegations against the Company. This site was leased by the Company to M & A Realty Inc. in 1994 and sold to M & A Realty Inc. in 2002. M&A Realty Inc. demanded defense and indemnity from the Company for contamination at this site as of 1994. The State of New York has also commenced a separate but related action in the Supreme Court, Albany County, against the Company and M&A Realty, Inc. seeking recovery of costs for clean-up of petroleum contamination at the site of the gas station which is the subject of allegations against the Company and M&A Realty, Inc. in the first action. The Company answered the complaint, denying liability and asserting affirmative defenses and cross claims against M&A Realty, Inc. The Company also tendered the matter to M&A Realty, Inc. for indemnity on the same basis as in the first action, and M&A Realty, Inc. likewise has demanded defense and indemnity from the Company on the same basis as it put forth in the first action. Discovery in these cases is ongoing.
MTBE Litigation
     During 2010, the Company was defending 53 lawsuits brought on behalf of private and public water providers and governmental agencies located in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. A majority of these cases were among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The balance of these cases against us were pending in the Supreme Court of New York, Nassau County. All of the cases against the Company alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. The cases named us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Irving Oil Corporation, Mobil Oil Corporation, Sunoco, Inc., Texaco, Inc., Tosco Corporation, Unocal Corporation, Valero Energy Corporation, Marathon Oil Company, Shell Oil Company, Giant Yorktown, Inc., BP Amoco Chemical Company, Inc., Atlantic Richfield Company, Coastal Oil New

England, Inc., Chevron Texaco Corporation, Amerada Hess Corp., Chevron U.S.A., Inc., CITGO Petroleum Corporation, ConocoPhillips Company, Exxon Mobil Corporation, Getty Petroleum Marketing, Inc., and Gulf Oil Limited Partnership. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering 52 of the 53 pending cases. A settlement payment of $1,250,000 was made during the third quarter of 2010 covering 27 cases and a settlement payment of $475,000 was made during the first quarter of 2011 covering 25 cases. Presently the Company remains a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This case is still in discovery stages.
     We have tendered all of our MTBE cases for defense and indemnification to Marketing and its insurers under the Spin-Off Agreement and the Master Lease. Marketing has rejected this tender. We have provided a litigation reserve as to the remaining MDL case pending against us, however, there remains uncertainty as to the accuracy of the allegations in this MTBE case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we might be held liable.
Matters related to our Newark, New Jersey Terminal and the Lower Passaic River
     In September 2003, we received a directive (the “Directive”) issued by the NJDEP under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties for alleged Natural Resource Damages (“NRD” or “NRDs”) resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). Other named recipients of the Directive are 360 North Pastoria Environmental Corporation, Amerada Hess Corporation, American Modern Metals Corporation, Apollo Development and Land Corporation, Ashland Inc., AT&T Corporation, Atlantic Richfield Assessment Company, Bayer Corporation, Benjamin Moore & Company, Bristol Myers-Squibb, Chemical Land Holdings, Inc., Chevron Texaco Corporation, Diamond Alkali Company, Diamond Shamrock Chemicals Company, Diamond Shamrock Corporation, Dilorenzo Properties Company, Dilorenzo Properties, L.P., Drum Service of Newark, Inc., E.I. Dupont De Nemours and Company, Eastman Kodak Company, Elf Sanofi, S.A., Fine Organics Corporation, Franklin-Burlington Plastics, Inc., Franklin Plastics Corporation, Freedom Chemical Company, H.D. Acquisition Corporation, Hexcel Corporation, Hilton Davis Chemical Company, Kearny Industrial Associates, L.P., Lucent Technologies, Inc., Marshall Clark Manufacturing Corporation, Maxus Energy Corporation, Monsanto Company, Motor Carrier Services Corporation, Nappwood Land Corporation, Noveon Hilton Davis Inc., Occidental Chemical Corporation, Occidental Electro-Chemicals Corporation, Occidental Petroleum Corporation, Oxy-Diamond Alkali Corporation, Pitt-Consol Chemical Company, Plastics Manufacturing Corporation, PMC Global Inc., Propane Power Corporation, Public Service Electric & Gas Company, Public Service Enterprise Group, Inc., Purdue Pharma Technologies, Inc., RTC Properties, Inc., S&A Realty Corporation, Safety-Kleen Envirosystems Company, Sanofi S.A., SDI Divestiture Corporation, Sherwin Williams Company, SmithKline Beecham Corporation, Spartech Corporation, Stanley Works Corporation, Sterling Winthrop, Inc., STWB Inc., Texaco Inc., Texaco Refining and Marketing Inc., Thomasset Colors, Inc., Tierra Solution, Incorporated, Tierra Solutions, Inc., and Wilson Five Corporation.
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
     Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. The Company is a party to the AOC and is a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time. As to such matters, separate proceedings or activities are currently ongoing.
     In a related action, in December 2005, the State of New Jersey through various state agencies brought suit in the Superior Court of New Jersey, Law Division, against certain parties to the Directive, Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation and related entities which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River by a manufacturing facility located on Lister Avenue in Newark, NJ. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including the Company and other members of the CPG, seeking contribution for such parties’ proportionate share of response costs, cleanup and removal costs, and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. The Company has answered the complaint, denying responsibility for any discharges of hazardous substances released into the Passaic River. The litigation is still in a pre-trial stage with a significant amount of discovery remaining, particularly as to third-parties.
     We have made a demand upon Chevron/Texaco for indemnity under certain agreements between the Company and Chevron/Texaco that allocate environmental liabilities for the Newark Terminal Site between the parties. In response, Chevron/Texaco has asserted that the proceedings and claims are still not yet developed enough to determine the extent to which indemnities apply. The Company and Chevron/Texaco are engaged in discussions regarding the Company’s demands for indemnification, and, to facilitate said discussions, in October 2009 entered into a Tolling/Standstill Agreement which tolls all claims by and among the Company and Chevron/Texaco that relate to the various Lower Passaic River matters from May 8, 2007, until either party terminates such Tolling/Standstill Agreement.
     Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Capital Stock
     Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 23,000 beneficial holders of our common stock as of March 16, 2011, of which approximately 1,300 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2010 and 2009 was as follows:

			CASH
	PRICE RANGE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2009	$21.87	$13.25	$.4700
June 30, 2009	20.99	16.36	.4700
September 30, 2009	26.32	18.61	.4750
December 31, 2009	25.63	21.50	.4750
March 31, 2010	24.68	20.76	.4750
June 30, 2010	25.59	15.52	.4750
September 30, 2010	27.27	21.30	.4800
December 31, 2010	32.20	26.33	.4800
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

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Getty Realty Corp.	100.00	125.09	115.51	101.05	123.96	173.66
Standard &Poors 500	100.00	113.62	117.63	72.36	89.33	100.75
Peer Group	100.00	131.83	117.33	88.18	118.17	152.56
Assumes $100 invested at the close of trading 12/04 in Getty Realty Corp. common stock, Standard &Poors 500, and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

Item 6. Selected Financial Data
GETTY REALTY CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009(a)	2008	2007 (b)		2006
OPERATING DATA:
Revenues from rental properties	$88,332	$84,416	$82,654	$78,852		$72,126
Earnings before income taxes and discontinued operations	50,107	41,653	38,716	27,500	(c)	40,642
Income tax benefit (d)	—	—	—	—		700

Earnings from continuing operations	50,107	41,653	38,716	27,500		41,342
Earnings from discontinued operations	1,593	5,396	3,094	6,394	(c)	1,383

Net earnings	51,700	47,049	41,810	33,894		42,725
Diluted earnings per common share:
Earnings from continuing operations	1.79	1.68	1.56	1.11		1.67
Net earnings	1.85	1.90	1.69	1.37		1.73
Diluted weighted-average common shares outstanding	27,953	24,767	24,767	24,769		24,752
Cash dividends declared per share	1.91	1.89	1.87	1.85		1.82
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (e):
Net earnings	51,700	47,049	41,810	33,894		42,725
Depreciation and amortization of real estate assets	9,738	11,027	11,875	9,794		7,883
Gains on dispositions of real estate	(1,705)	(5,467)	(2,787)	(6,179)		(1,581)

Funds from operations	59,733	52,609	50,898	37,509		49,027
Revenue Recognition Adjustments	(1,487)	(2,065)	(2,593)	(4,159)		(3,010)
Allowance for deferred rental revenue	—	—	—	10,494		—
Impairment charges	—	1,135	—	—		—
Income tax benefit (d)	—	—	—	—		(700)

Adjusted funds from operations	58,246	51,679	48,305	43,844		45,317
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$504,587	$503,874	$473,567	$474,254		$383,558
Total assets	427,144	432,872	387,813	396,911		310,922
Debt	64,890	175,570	130,250	132,500		45,194
Shareholders’ equity	314,935	207,669	205,897	212,178		225,575
NUMBER OF PROPERTIES:
Owned	907	910	878	880		836
Leased	145	161	182	203		216

Total properties	1,052	1,071	1,060	1,083		1,052

(a)	Includes (from the date of the acquisition) the effect of the $49.0 million acquisition of the real estate assets and improvements of 36 convenience store properties from White Oak Petroleum LLC which were acquired on September 25, 2009.

(b)	Includes (from the date of the acquisition) the effect of the $84.5 million acquisition of convenience stores and gas station properties from FF-TSY Holding Company II LLC (successor to Trustreet Properties, Inc.) which was substantially completed by the end of the first quarter of 2007.

(c)	Includes the effect of a $10.5 million non-cash deferred rent receivable reserve, $10.2 million of which is included in earnings from continuing operations and $0.3 million of which is included in earnings from discontinued operations, based on the deferred rent receivable related to certain properties under leases with our primary tenant, Getty Petroleum Marketing, Inc. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.)

(d)	The year ended 2006 includes an income tax benefit recognized due to the elimination of, or reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp. prior to our election to be taxed as a real estate investment trust (“REIT”) under the federal income tax laws in 2001. Income taxes have not had a significant impact on our earnings since we first elected to be treated as a REIT.

(e)	In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), extraordinary items, and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

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
GENERAL
Real Estate Investment Trust
     We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year.
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
Marketing and the Marketing Leases
     As of December 31, 2010, Marketing leased from us 808 properties under the Master Lease and nine properties under the Supplemental Leases. The Master Lease has an initial term expiring in December 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. If Marketing elects to exercise any renewal option, Marketing is required to notify us of such one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. We believe that as of March 16, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately 140 of our retail properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results.
     On February 28, 2011 OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies transferred its ownership interest in Getty Petroleum Marketing Inc. (“Marketing”), our largest tenant, to Cambridge Petroleum Holding Inc. (“Cambridge”). We are not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge. In connection with the transfer, we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries. We do not know whether there are any ongoing contractual or business relationships between Lukoil or its subsidiaries or affiliates and Cambridge or its subsidiaries or affiliates, including Marketing.
     While we did not believe that Lukoil would allow Marketing to fail to meet its obligations under the Marketing Leases, there can be no assurance that additional capital investment or financial support will be made available to Marketing by Cambridge or others in the future and it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions such as aggressively seeking to modify the terms of the Marketing Leases. While we have commenced discussions with the new owners and management of Marketing, we cannot predict the impact the transfer of Marketing may have on our business.
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (66% for the year ended December 31, 2010) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 11 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”)
     As of the date of this Form 10-K, we have not yet received Marketing’s unaudited consolidated financial statements for the year ended December 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Based on the interim reports we have received through 2010, Marketing’s significant losses have continued. Based on our review of Marketing’s financial statements, we continue to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. We cannot predict what impact Lukoil’s transfer of its ownership interest to Cambridge will have on Marketing’s ability and willingness to perform its rental, environmental and other obligations under the Marketing Leases.
     As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $21.2 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our 2010 financial statements were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
     In November 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from us. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. We believe that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from us. As part of the restructuring, Marketing paid off debt which had been guaranteed or held by Lukoil with proceeds from the sale of assets to Lukoil affiliates.
     In June 2010, Marketing and Bionol each issued press releases regarding a significant contractual dispute between them. Bionol owns and operates an ethanol plant in Pennsylvania. Bionol and Marketing entered into a five-year contract under which Marketing agreed to purchase substantially all of the ethanol production from the Bionol plant, at formula-based prices. Bionol stated that Marketing breached the contract by not paying the agreed-upon price for the ethanol. According to Bionol’s press release, the cumulative gross purchase commitment under the contract could be on the order of one billion dollars.

Marketing stated in its press release that it continues to pay Bionol millions of dollars each month for the ethanol, withholding only the amount of the purchase price in dispute and that it has filed for arbitration to resolve the dispute. Among other items related to this matter, we do not know: (i) the accuracy of the statements made by Marketing and Bionol when made or if such statements reflect the current status of the dispute; (ii) the cumulative or projected amount of the purchase price in dispute and how Marketing has accounted for the ethanol contract in its financial statements; or (iii) how the formula-based price compares to the market price of ethanol. We cannot predict how the ultimate resolution of this matter may impact Marketing’s long-term financial performance and its ability to meet its rental, environmental and other obligations to us as they become due under the terms of the Marketing Leases.
     We cannot predict what impact Marketing’s restructuring, dispute with Bionol and other changes in its business model or impact on its business will have on us. If Marketing should fail to meet its rental, environmental and other obligations to us, such default could lead to a protracted and expensive process for retaking control of our properties as a result of which, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. While we have recently initiated discussions with the new owners and management of Marketing, subsequent to Lukoil’s transfer of its ownership interests in Marketing to Cambridge, we do not at this time know what Marketing’s business strategy under its new ownership is or how it may change in the future. We intend to continue to pursue the removal of individual properties from the Marketing Leases, and we remain open to removal of groups of properties; however, there is no agreement in place providing for removal of properties from the Marketing Leases. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from us, it is our intention to cooperate with Marketing in accomplishing those objectives if we determine that it is prudent for us to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. We may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
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
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. We believe that as of March 16, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately 140 of our retail properties and we also believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.

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
     Based in part on our decision to remain open to negotiate with Marketing for a modification of the Marketing Leases, and our belief that the Marketing Leases will be modified prior to the expiration of the current lease term, we believe that it is probable that we would not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of December 31, 2010 and December 31, 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $21.2 million and $22.8 million, respectively, which was comprised of a gross deferred rent receivable of $29.4 million and $32.2 million, respectively, partially offset by a valuation reserve of $8.2 million and $9.4 million, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by us as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions as of December 31, 2010, we continued to believe that it was probable that we would collect the deferred rent receivables related to those remaining properties and that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. It is possible that the deterioration of Marketing’s financial condition may continue, that Marketing may file bankruptcy and seek to reorganize or liquidate its business, or that Marketing may aggressively pursue seeking a modification of the Marketing Leases, including, removal of either a group of or individual properties from the Marketing Leases, or a reduction in the rental payments owed by Marketing under the Marketing Lease. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to increase or decrease our deferred rent receivable reserve or provide deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at 186 retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, as of December 31, 2010 we continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities since we believed that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of December 31, 2010 or December 31, 2009. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our $175.0 million amended and restated senior unsecured revolving Credit Agreement expiring in March 2012 (the “Credit Agreement”) and our $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement”). Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to accrue for the Marketing Environmental Liabilities.
     We estimate that as of December 31, 2010, the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay range between $13 million and $20 million, of which between $6 million to $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Although we do not have a common understanding with Marketing that would form a basis for modification of the Marketing Leases, if the Marketing Leases are modified to remove any composition of properties, it is not our intention to assume Marketing’s Environmental Liabilities related to the properties that are so removed without adequate consideration from Marketing. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may differ from our estimates and we can provide no assurance as to the accuracy of these estimates.
     Should our assessments, assumptions and beliefs made effective as of December 31, 2010, prove to be incorrect or if circumstances change, the conclusions reached by us may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. Accordingly, it is possible that we may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to the properties subject of the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual bankruptcy filing by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.
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
Supplemental Non-GAAP Measures
     We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.
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
     Net earnings, earnings from continuing operations and FFO for 2007 were reduced by all or substantially all of the $10.5 million non-cash deferred rent receivable reserve recorded as of December 31, 2007 for certain properties leased to Marketing under the Marketing Leases. (See “— General — Marketing and the Marketing Leases” above for additional information.) If the applicable amount of the non-cash deferred rent receivable reserve were added to our 2007 net earnings, earnings from continuing operations and FFO; net earnings would have been $44.4 million, or $1.79 per share, for the year ended December 31, 2007; earnings from continuing operations would have been $37.7 million for the year ended December 31, 2007; and FFO would have been $48.0 million, or $1.94 per share, for the year ended December 31, 2007. Accordingly, as compared to the respective prior year periods; net earnings for 2008 would have decreased by $2.6 million and for 2007 would have increased by $1.7 million; earnings from continuing operations for 2008 would have increased by $1.1 million and for 2007 would have decreased by $3.7 million; and FFO for 2008 would have increased by $2.9 million and for 2007 would have decreased by $1.0 million. We believe that these supplemental non-GAAP measures for 2007 are important to assist in the analysis of our performance for 2008 as compared to 2007 and 2007 as compared to 2006, exclusive of the impact of the non-cash deferred rent receivable reserve on our results of operations and are reconciled below (in thousands):

	Non-
	adjusted	Reserve	As Adjusted
Net earnings	$33,894	$10,494	$44,388
Earnings from continuing operations	27,500	10,153	37,653
Funds from operations	37,509	10,494	48,003

2010 and 2009 Acquisitions
     In 2010, we purchased three properties.
     On September 25, 2009, we acquired the real estate assets and improvements of 36 gasoline stations and convenience store properties located primarily in Prince George’s County Maryland for $49.0 million from White Oak Petroleum LLC (“White Oak”) for cash with $24.5 million draw under our existing Credit Agreement and $24.5 provided by the three-year Term Loan Agreement entered into on that date.
     The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak and us, whereby White Oak acquired the real estate assets and the related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate assets of all 36 properties with us. We entered into a unitary triple-net lease for the real estate assets with White Oak which has an initial term of 20 years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations of 2 1/2% per year. White Oak is responsible to pay for all existing and future environmental liabilities related to the properties.
     In 2009 we also exercised our fixed price purchase option for one leased property and purchased three properties.
RESULTS OF OPERATIONS
Year ended December 31, 2010 compared to year ended December 31, 2009
     Revenues from rental properties included in continuing operations were $88.3 million for the year ended December 31, 2010, as compared to $84.4 million for the year ended December 31, 2009. We received approximately $60.3 million and $60.6 million in rent for the years ended December 31, 2010 and December 31, 2009, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $26.6 million and $21.8 million for the years ended December 31, 2010 and 2009, respectively, from other tenants. The increase in rent received for the year ended December 31, 2010 was primarily due to rental income from properties we acquired from, and leased back to, White Oak in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.4 million for the year ended December 31, 2010 and $2.0 million for the year ended December 31, 2009.
     Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $10.1 million for the year ended December 31, 2010 as compared to $10.7 million for the year ended December 31, 2009. The decrease in rental property expenses is due to a reduction in rent expense caused by a decrease in the number of leased properties sublet to tenants due to third party lease expirations as compared to the prior year.
     Environmental expenses, net of estimated recoveries from underground storage tank (“UST” or ”USTs”) funds included in continuing operations for the year ended December 31, 2010 decreased by $3.4 million, to $5.4 million, as compared to $8.8 million for the year ended December 31, 2009. The decrease in net environmental expenses for the year ended December 31, 2010 was primarily due to a lower provision for litigation loss reserves and legal fees which decreased by $2.1 million for 2010, and a lower provision for estimated environmental remediation costs which decreased by an aggregate $1.2 million to $2.7 million for the year ended December 31, 2010, as compared to $3.9 million for the year ended December 31, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.
     General and administrative expenses were $8.2 million for the year ended December 31,2010 as compared to $6.8 million recorded for the year ended December 31, 2009. The increase in general and administrative expenses was principally due to higher employee compensation and benefit expenses and provisions for doubtful accounts.

     Depreciation and amortization expense included in continuing operations for 2010 was $9.7 million for the year ended December 31, 2010, as compared to $10.8 million for the year ended December 31, 2009. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate partially offset by depreciation charges related to properties acquired.
     The $1.1 million of impairment charges recorded in the year ended December 31, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing. There were no impairment charges recorded for the year ended December 31, 2010.
     As a result, total operating expenses decreased by approximately $4.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009.
     Other income, net, included in income from continuing operations was $0.3 million for the year ended December 31, 2010, as compared to $0.6 million for the year ended December 31, 2009. Gains from dispositions of real estate included in discontinued operations were $1.7 million for the year ended December 31, 2010 and $5.3 million for the year ended December 31, 2009. For the year ended December 31, 2010, there were five property dispositions, including four properties that were mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expirations of the current term of the Master Lease. For the year ended December 31, 2009, there were eight property dispositions, including four properties that were mutually agreed by the Company and Marketing to be removed from the Marketing Leases prior to the expirations of the current term of the Master Lease. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     Interest expense was $5.1 million for each of 2010 and 2009. While there was no significant change in interest expense recorded for the year ended December 31, 2010 as compared to the prior year period, the weighted average interest rate on borrowings outstanding increased due to changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below) and average borrowings outstanding for the year ended December 31, 2010 were less than average borrowings outstanding for the year ended December 31, 2009. The lower average borrowings outstanding was principally due to the repayment of a portion of the outstanding balance of our Credit Agreement with a portion of the $108.2 million net proceeds from a public stock offering of 5.2 million shares of our common stock during the second quarter of 2010, partially offset by $49.0 million borrowed in September 2009 under our Term Loan and our Credit Agreement which was used to finance the acquisition of properties.
     The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the year ended December 31, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Earnings from discontinued operations decreased by $3.8 million to $1.6 million for the year ended December 31, 2010, as compared to $5.4 million for the year ended December 31, 2009. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     As a result, earnings from continuing operations were $50.1 million for the year ended December 31, 2010, as compared to $41.7 million for the year ended December 31, 2009 and net earnings increased by $4.7 million to $51.7 million for the year ended December 31, 2010, as compared to $47.0 million for the year ended December 31, 2009.
     For the year ended December 31, 2010, FFO increased by $7.1 million to $59.7 million, as compared to $52.6 million for the year ended December 31, 2009, and AFFO increased by $6.5 million to $58.2 million, as compared to $51.7 million for the prior year. The increase in FFO for the year ended December 31, 2010 was primarily due to the changes in net earnings but excludes a $1.3 million decrease in depreciation and amortization expense and a $3.8 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2010 also excludes $1.1 million of impairment charges recorded in 2009 and a $0.6 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

     The calculations of net earnings per share, FFO per share, and AFFO per share for the year ended December 31, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 3.2 million shares, or 12.9%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share decreased by $0.05 per share for the year ended December 31, 2010 to $1.85 per share as compared to $1.90 per share for the year ended December 31, 2009. Diluted FFO per share increased by $0.02 per share for the year ended December 31, 2010 to $2.14 per share, as compared to $2.12 per share for the year ended December 31, 2009. Diluted AFFO per share decreased by $0.01 per share for the year ended December 31, 2010 to $2.08 per share, as compared to $2.09 per share for the year ended December 31, 2009.
Year ended December 31, 2009 compared to year ended December 31, 2008
     Revenues from rental properties included in continuing operations were $84.4 million for the year ended December 31, 2009, as compared to $82.7 million for the year ended December 31, 2008. We received approximately $60.6 million and $60.0 million for the years ended December 31, 2009 and 2008, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $21.8 million and $20.1 million for the years ended December 31, 2009 and 2008, respectively, from other tenants. The increase in rent received was primarily due to rent escalations, and rental income from properties acquired, partially offset by the effect of lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $2.0 million for the year ended December 31, 2009 and by $2.5 million for the year ended December 31, 2008.
     Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $10.7 million for the year ended December 31, 2009, as compared to $11.4 million for the year ended December 31, 2008. The decrease in rental property expenses is due to a reduction in rent expense incurred as a result of third party lease expirations as compared to the prior year.
     Environmental expenses, net of estimated recoveries from state underground storage tank funds included in continuing operations for the year ended December 31, 2009 were $8.8 million, as compared to $7.3 million for 2008. The increase was due to a $2.2 million net increase in environmental related litigation reserves, which was partially offset by a reduction in legal fees of $0.3 million and a reduction in estimated environmental remediation costs of $0.7 million. The increase in environmental litigation reserves was principally attributed to settlement of 27 MTBE cases in which we were named a defendant. See Environmental Matters — Environmental Litigation below for additional information related to our defense of MTBE cases. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.
     General and administrative expenses for 2009 were $6.8 million, which was comparable to 2008.
     Depreciation and amortization expense included in continuing operations for 2009 was $10.8 million, as compared to $11.7 million for 2008. The decrease was primarily due to the effect of assets becoming fully depreciated, lease terminations and property dispositions partially offset by depreciation charges related to properties acquired.
     The $1.1 million of impairment charges recorded in the year ended December 31, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.
     As a result, total operating expenses increased by approximately $1.0 million for 2009 as compared to 2008.

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
     The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the year ended December 31, 2008 has also been reclassified to discontinued operations to conform to the 2010 and 2009 presentation. Earnings from discontinued operations increased by $2.3 million to $5.4 million for the year ended December 31, 2009, as compared to $3.1 million for the year ended December 31, 2008. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     As a result, net earnings were $47.0 million for 2009, as compared to $41.8 million for 2008, an increase of 12.4%, or $5.2 million. Earnings from continuing operations were $41.7 million for 2009, as compared to $38.7 million for 2008, an increase of 7.8%, or $3.0 million. For the same period, FFO increased by 3.3% to $52.6 million, as compared to $50.9 million for prior year period and AFFO increased by 7.0%, or $3.4 million, to $51.7 million, as compared to $48.3 million for 2008. The increase in FFO for 2009 was primarily due to the changes in net earnings described above but excludes a $0.9 million decrease in depreciation and amortization expense and a $2.7 million increase in gains on dispositions of real estate. The increase in AFFO for 2009 also excludes a $0.5 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, and a $1.1 million impairment charge recorded in 2009 (which are included in net earnings and FFO but are excluded from AFFO).
     Diluted earnings per share were $1.90 per share for 2009, an increase of $0.21 per share, as compared to $1.69 per share for 2008. Diluted FFO per share for 2009 was $2.12 per share, an increase of $0.06 per share, as compared to 2008. Diluted AFFO per share for 2009 was $2.09 per share, an increase of $0.14 per share, as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity are the cash flows from our operations, funds available under our revolving Credit Agreement that expires in March 2012, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our existing Credit Agreement and available cash and cash equivalents. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for 2010, 2009 and 2008 were $56.9 million, $52.5 million and $47.6 million, respectively. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
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
     During the second quarter of 2010, we completed a public stock offering of 5.2 million shares of our common stock. The $108.2 million net proceeds from the offering was used in part to repay a portion of the outstanding balance under our Credit Agreement, described below, and the remainder was used for general corporate purposes. During the first quarter of 2011, we completed a public stock offering of 3.5 million shares of our common stock. Substantially all of the $91.8 million net proceeds from the offering was used to repay a portion of the outstanding balance under our Credit Agreement and the remainder was used for general corporate purposes.
     We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2012. As of December 31, 2010, borrowings under the Credit Agreement were $41.3 million bearing interest at a rate of 1.31% per annum. We had $133.7 million available under the terms of the Credit Agreement as of December 31, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.
     The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under our Credit Agreement, an inability to draw additional funds from the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Term Loan Agreement. Additionally, in such an event, we may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     Subject to the terms of the Credit Agreement, and continued compliance with the covenants therein, we have the option, subject to approval by the Bank Syndicate, increase the amount of the credit facility available pursuant to the Credit Agreement by $125.0 million to $300.0 million. We do not expect to exercise our option to increase the amount of the Credit Agreement. In addition, we believe that we would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the Credit Agreement. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to us, if at all. We are considering amending the existing Credit Agreement or entering into a new revolving credit agreement. There can be no assurance that we will be able to amend the existing Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all.
     We are party to a $45.0 million LIBOR based interest rate Swap Agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. We will be fully exposed to interest rate risk on our aggregate borrowings floating at market rates upon expiration of the Swap Agreement unless we enter into another swap agreement.
     In order to partially finance the acquisition of 36 properties in September 2009, we entered into a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of December 31, 2010, borrowings under the Term Loan Agreement were $23.6 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement.
     Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for 2010, 2009 and 2008 amounted to $4.7 million, $55.3 million and $6.6 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital.
     We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $52.3 million, $46.8 million and $46.3 million for 2010, 2009 and 2008, respectively, and were paid on a quarterly basis during each of those years. We presently intend to pay common stock dividends of $0.48 per share each quarter ($1.92 per share, or $64.4 million, on an annual basis including dividends on 3.5 million common shares issued during the first quarter of 2011 and dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2010. Due to the developments related to Marketing and the Marketing Leases discussed in “General -Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.48 per share per quarter, if at all.

CONTRACTUAL OBLIGATIONS
     Our significant contractual obligations and commitments are comprised of borrowings under the Credit Agreement and the Term Loan Agreement, operating lease payments due to landlords and estimated environmental remediation expenditures, net of estimated recoveries from state UST funds. In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2010 are summarized below (in thousands):

				THREE	MORE
		LESS	ONE-TO	TO	THAN
		THAN-	THREE	FIVE	FIVE
	TOTAL	ONE YEAR	YEARS	YEARS	YEARS
Operating leases	$20,373	$6,193	$7,984	$3,863	$2,333
Borrowing under the Credit Agreement (a)	41,300	—	41,300	—	—
Borrowings under the Term Loan Agreement (a)	23,590	780	22,810	—	—
Estimated environmental remediation expenditures (b)	14,874	4,980	5,812	2,068	2,014
Estimated recoveries from state underground storage tank funds (b)	(3,966)	(1,393)	(1,508)	(718)	(347)

Estimated net environmental remediation expenditures (b)	10,908	3,587	4,304	1,350	1,667

Total	$96,171	$10,560	$76,398	$5,213	$4,000

(a)	Excludes related interest payments. (See “— Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.)

(b)	Estimated environmental remediation expenditures and estimated recoveries from state UST funds have been adjusted for inflation and discounted to present value.
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
     As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $21.2 million and the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our 2010 financial statements were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement. (See “— General —Marketing and the Marketing Leases” above for additional information.)
     Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”. We believe the following are our critical accounting policies:
     Revenue recognition — We earn revenue primarily from operating leases with Marketing and other tenants. We recognize income under the Master Lease with Marketing, and with other tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $27.4 million recorded as of December 31, 2010 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants have generally made rent payments when due. However, we may be required to reverse, or provide reserves for, or adjust our $8.2 million reserve as of December 31, 2010 for, a portion of the recorded deferred rent receivable if it becomes apparent that a property may be disposed of before the end of the current lease term or if circumstances indicate that the tenant may not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was specifically provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. (See Marketing and the Marketing Leases in “— General — Marketing and the Marketing Leases” above for additional information.)
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
     Environmental costs and recoveries from state UST funds — We provide for the estimated fair value of future environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made (see “— Environmental Matters” below for additional information). Environmental liabilities and related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Recoveries of environmental costs from state UST remediation funds, with respect to past and future spending, are accrued as income, net of allowance for collection risk, based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counter-party may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. (See “— General — Marketing and the Marketing Leases” above for additional information.) We may ultimately be responsible to pay for environmental liabilities as the property owner if Marketing or our other tenants or other counter-parties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.
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
     In December 2007, the FASB amended the accounting standards related to business combinations (the “Business Combinations Amendment”), affecting how the acquirer shall recognize and measure in its financial statements at fair value the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. The Business Combinations Amendment requires that acquisition costs, which could be material to our future financial results, will be expensed rather than included as part of the basis of the acquisition. The adoption of this standard by us on January 1, 2009 did not result in a write-off of acquisition related transactions costs associated with transactions not yet consummated.

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
     We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of December 31, 2010, we have regulatory approval for remediation action plans in place at 227 (94%) of the 241 properties at which we continue to retain remediation responsibility and the remaining 14 properties (6%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 29 properties where we have received “no further action” letters.
     Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.
     It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “— General —Marketing and the Marketing Leases” above for additional information.)
     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of December 31, 2010 and December 31, 2009 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at 186 scheduled sites.
     As the operator of our properties under the Marketing Leases, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Marketing Leases and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject to the Marketing Leases. Based on various factors, including our assessments and assumptions at this time that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases, we believe that Marketing will continue to pay for substantially all environmental contamination and remediation costs allocated to it under the Marketing Leases. It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. If Marketing fails to pay them, we may ultimately be responsible to pay for environmental liabilities as the property owner. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Marketing Leases and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay.
     Based on our assessment of Marketing’s financial condition and our assumption that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases and certain other factors, including but not limited to those described above, we believed effective as of December 31, 2010 and prior thereto that it was not probable that Marketing will not pay the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to accrue for the Marketing Environmental Liabilities.
     We have determined that the aggregate amount of the environmental liabilities attributable to Marketing related to our properties (as estimated by us, based on our assumptions and our analysis of information currently available to us described in more detail above) (the “Marketing Environmental Liabilities”) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and our Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. (See “— General —Marketing and the Marketing Leases” above for additional information.)
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
     As of December 31, 2010, we had accrued $10.9 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $14.9 million of estimated environmental obligations and liabilities offset by $4.0 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $4.7 million, $4.7 million and $5.0 million, respectively, for 2010, 2009, and 2008. For 2010, 2009 and 2008 estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $2.7 million, $3.9 million and $4.6 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.
     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of gross expenses aggregating $5.1 million before recoveries from UST funds. Accordingly, the environmental accrual as of December 31, 2010 was increased by $1.9 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of December 31, 2010 was then further increased by $0.8 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.8 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities as of December 31, 2010 would have increased by $0.2 million and $0.1 million, respectively, for an aggregate increase in the net environmental accrual of $0.3 million. However, the aggregate net change in environmental estimates expense recorded during the year ended December 31, 2010 would not have changed significantly if these changes in the assumptions were made effective December 31, 2009.
     In view of the uncertainties associated with environmental expenditures, contingencies concerning Marketing and the Marketing Leases and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “— General —Marketing and the Marketing Leases” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
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
Environmental litigation
     We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time of the Spin-Off. As of December 31, 2010 and December 31, 2009, we had accrued $3.3 million and $3.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” for additional information with respect these and other pending environmental lawsuits and claims.
The Lower Passaic River
     In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) that we are one of approximately sixty-six potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. NJDEP alleges that our liability arises from alleged discharges originating from our Newark, New Jersey Terminal site. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower

Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.
     In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Lower Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately three hundred additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup, and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water.
     We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement for most, if not all of the conditions at the property identified by the NJDEP and the EPA. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. (See “Item 3. Legal Proceedings” for additional information with respect to claims relates to the Lower Passaic River matter.)
MTBE Litigation
     During 2010, we were defending against 53 lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases alleged(and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering 52 cases of the 53 pending cases. A settlement payment of $1,250,000 was made during the third quarter of 2010 covering 27 cases and a settlement payment of $475,000 was made during the first quarter of 2011 covering 25 cases. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.
     In the years ended December 31, 2009 and 2010, we provided litigation reserves aggregating $2.5 million relating to the MTBE cases. However, we are still unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which we may be held liable. (See “Item 3. Legal Proceedings” for additional information with respect to the MTBE litigation.)
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
     We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of December 31, 2010 under the Credit Agreement and the Term Loan Agreement were $41.3 million and $23.6 million, respectively, bearing interest at a weighted-average rate of 1.8% per annum, or a weighted-average effective rate of 3.1% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $41.3 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, (ii) $23.6 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1% and (iii) the impact of the Swap Agreement effectively fixing at 5.44% the LIBOR component on $45.0 million of floating rate debt. Our Credit Agreement, which expires in March 2012, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of December 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General - Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 2.0% the interest rate we pay under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of December 31, 2010 has decreased significantly, as compared to December 31, 2009 primarily as a result of repayment of $110.7 million of floating interest rate debt. Subsequent to December 31, 2010 we borrowed an additional $111.3 million under the Credit Agreement to finance the transaction with CPD NY and repaid approximately $92.3 of the borrowings then outstanding under the Credit Agreement with funds primarily received from the proceeds of a 3.5 million share common stock offering. (For additional information regarding these subsequent events, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”.)Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, seek other sources of debt or equity capital or refinance our outstanding debt.
     We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing loan agreements or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of December 31, 2010, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $19.9 million. We have not determined if we will enter into other swap agreements either before or after the expiration of the Swap Agreement in June 2011. It is possible that we may significantly change how we manage our interest rate risk in the near future due to, among other factors, the acquisition of properties or seeking other sources of capital.
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

     Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $84.3 million for 2011, an increase in market interest rates of 0.5% for 2011 would decrease our 2011 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement through the June 2011 and the full amount of such borrowings after the expiration of the Swap Agreement, and assumes that the $42.1 million average outstanding borrowings under the Credit Agreement during the fourth quarter of 2010 plus $19.0 million representing the net incremental borrowings under the Credit Agreement related to the subsequent events discussed above plus the $23.2 million average scheduled outstanding borrowings for 2011 under the Term Loan Agreement is indicative of our future average borrowings for 2011 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement, with decreases in the outstanding amount under our Term Loan Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.
     In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.
Item 8. Financial Statements and Supplementary Data
GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Revenues from rental properties	$88,332	$84,416	$82,654
Operating expenses:
Rental property expenses	10,128	10,689	11,443
Impairment charges	—	1,135	—
Environmental expenses, net	5,427	8,811	7,306
General and administrative expenses	8,178	6,849	6,831
Depreciation and amortization expense	9,731	10,773	11,727

Total operating expenses	33,464	38,257	37,307

Operating income	54,868	46,159	45,347
Other income, net	289	585	403
Interest expense	(5,050)	(5,091)	(7,034)

Earnings from continuing operations	50,107	41,653	38,716
Discontinued operations:
Earnings (loss) from operating activities	(112)	70	696
Gains on dispositions of real estate	1,705	5,326	2,398

Earnings from discontinued operations	1,593	5,396	3,094

Net earnings	$51,700	$47,049	$41,810

Basic and diluted earnings per common share:
Earnings from continuing operations	$1.79	$1.68	$1.56
Earnings from discontinued operations	$.06	$.22	$.12
Net earnings	$1.85	$1.90	$1.69

Weighted average shares outstanding:
Basic	27,950	24,766	24,766
Stock options	3	1	1

Diluted	27,953	24,767	24,767

The accompanying notes are an integral part of these consolidated financial statements.
GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Net earnings	$51,700	$47,049	$41,810
Other comprehensive gain (loss):
Net unrealized gain (loss) on interest rate swap	1,840	1,303	(1,997)

Comprehensive Income	$53,540	$48,352	$39,813

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	DECEMBER 31,
	2010	2009
ASSETS:
Real Estate:
Land	$253,413	$252,083
Buildings and improvements	251,174	251,791

	504,587	503,874
Less — accumulated depreciation and amortization	(144,217)	(136,669)

Real estate, net	360,370	367,205
Net investment in direct financing lease	20,540	19,156
Deferred rent receivable (net of allowance of $8,170 at December 31, 2010 and $9,389 at December 31, 2009)	27,385	27,481
Cash and cash equivalents	6,122	3,050
Recoveries from state underground storage tank funds, net	3,966	3,882
Mortgages and accounts receivable, net	1,796	2,402
Prepaid expenses and other assets	6,965	9,696

Total assets	$427,144	$432,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$41,300	$151,200
Term loan	23,590	24,370
Environmental remediation costs	14,874	16,527
Dividends payable	14,432	11,805
Accounts payable and accrued expenses	18,013	21,301

Total liabilities	112,209	225,203

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 29,944,155 at December 31, 2010 and 24,766,376 at December 31, 2009	299	248
Paid-in capital	368,093	259,459
Dividends paid in excess of earnings	(52,304)	(49,045)
Accumulated other comprehensive loss	(1,153)	(2,993)

Total shareholders’ equity	314,935	207,669

Total liabilities and shareholders’ equity	$427,144	$432,872

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$51,700	$47,049	$41,810
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	9,738	11,027	11,875
Impairment charges	—	1,135	—
Gain from dispositions of real estate	(1,705)	(5,467)	(2,787)
Deferred rental revenue, net of allowance	96	(763)	(1,803)
Amortization of above-market and below-market leases	(1,260)	(1,217)	(790)
Amortization of investment in direct financing lease	(323)	(85)	—
Accretion expense	775	884	956
Stock-based employee compensation expense	480	390	326
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	291	724	827
Accounts receivable	448	(724)	(5)
Prepaid expenses and other assets	(483)	339	423
Environmental remediation costs	(2,803)	(2,400)	(2,217)
Accounts payable and accrued expenses	(31)	1,640	(1,031)

Net cash flow provided by operating activities	56,923	52,532	47,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(4,725)	(55,317)	(6,579)
Proceeds from dispositions of real estate	2,858	6,939	5,295
(Increase) decrease in cash held for property acquisitions	2,665	(1,623)	2,397
Collection of mortgages receivable, net	158	(145)	(55)

Net cash flow provided by (used in) investing activities	956	(50,146)	1,058

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under credit agreement, net	(109,900)	20,950	(2,250)
(Repayments) borrowings under term loan agreement, net	(780)	24,370	—
Cash dividends paid	(52,332)	(46,834)	(46,294)
Net proceeds from issuance of common stock	108,205	—	9

Net cash flow used in financing activities	(54,807)	(1,514)	(48,535)

Net increase in cash and cash equivalents	3,072	872	107
Cash and cash equivalents at beginning of period	3,050	2,178	2,071

Cash and cash equivalents at end of year	$6,122	$3,050	$2,178

Supplemental disclosures of cash flow information
Cash paid (refunded)during the year for:
Interest	$4,863	$5,046	$6,728
Income taxes, net	365	467	708
Recoveries from state underground storage tank funds	(1,250)	(1,411)	(1,511)
Environmental remediation costs	5,917	6,154	6,542
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
     Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2010, 2009 and 2008 are reclassified as discontinued operations. The operating results for the years ended 2009 and 2008 of such properties sold in 2010 have also been reclassified to discontinued operations to conform to the 2010 presentation. Discontinued operations for the year ended December 31, 2010, 2009 and 2008 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for the each of the three years ended December 31, 2010, 2009 and 2008.
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
     Depreciation and amortization: Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Leasehold interests, in-place leases and tenant relationships are amortized over the remaining term of the underlying lease.
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

     Cash and Cash Equivalents: The Company considers highly liquid investments purchased with an original maturity of 3 (three) months or less to be cash equivalents.
     Deferred Rent Receivable and Revenue Recognition: The Company earns rental income under operating and direct financing leases with tenants. Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the consolidated balance sheet. The Company provides reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that the tenant will not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for above-market and below-market leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.
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
     Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, the Company elected to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Internal Revenue Code. If the Company sells any property within ten years after its REIT election that is not exchanged for a like-kind property, it will be taxed on the built-in gain realized from such sale at the highest corporate rate. This ten-year built-in gain tax period ended on January 1, 2011.
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
     Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. (in thousands).

	Year ended December 31,
	2010	2009	2008
Earnings from continuing operations	$50,107	$41,653	$38,716
Less dividend equivalents attributable to restricted stock units outstanding	(228)	(162)	(117)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	49,879	41,491	38,599
Discontinued operations	1,593	5,396	3,094

Net earnings attributable to common shareholders used for basic earnings per share calculation	$51,472	$46,887	$41,693

Weighted-average number of common shares outstanding:
Basic	27,950	24,766	24,766
Stock options	3	1	1

Diluted	27,953	24,767	24,767

Restricted stock units outstanding at the end of the period	123	86	62

     Stock-Based Compensation: Compensation cost for the Company’s stock-based compensation plans using the fair value method was $480,000, $390,000 and $326,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in general and administrative expense. The impact of the accounting for stock-based compensation is, and is expected to be, immaterial to the Company’s financial position and results of operations.
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
     The FASB amended the accounting standards related to determining earnings per share (the “Earnings Per Share Amendment”). Due to the adoption of the “Earnings Per Share Amendment” effective as of January 1, 2009 and retrospectively applied to the years ended 2008 and 2007, basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. The adoption of the “Earnings Per Share Amendment” did not have a material impact in the determination of earnings per common share for the years ended December 31, 2010, 2009 and 2008.
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
     As of December 31, 2010, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, 817 properties. Eight hundred eight of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and nine properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of 15 years commencing December 9, 2000, and provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). If Marketing elects to exercise any renewal option, Marketing is required to notify us of such one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases include provisions for 2.0% annual rent escalations. (See note 11 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).
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
     Revenues from rental properties included in continuing operations for the years ended December 31, 2010, 2009 and 2008 were $88,332,000, $84,416,000 and $82,654,000, respectively, of which $60,276,000, $60,615,000 and $60,047,000, respectively, were received from Marketing under the Marketing Leases and $26,609,000, $21,776,000 and $20,070,000, respectively, were received from other tenants. Rent received and rental property expenses include $1,849,000, $2,236,000 and $2,113,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for real estate taxes paid by the Company which were reimbursed by Marketing and other tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenues from rental properties included in continuing operations which increased rental revenue by $1,447,000, $2,025,000 and $2,537,000 for the years ended December 31, 2010, 2009 and 2008, respectively, include Revenue Recognition Adjustments respectively (See footnote 3 for additional information related to the Marketing Leases and the reserve.)
     The components of the $20,540,000 net investment in direct financing lease as of December 31, 2010, are minimum lease payments receivable of $77,971,000 plus unguaranteed estimated residual value of $2,013,000 less unearned income of $59,444,000.
     Future contractual minimum annual rentals receivable from Marketing under the Marketing Leases and from other tenants, which have terms in excess of one year as of December 31, 2010, are as follows (in thousands)(See footnote 3 for additional information related to the Marketing Leases and the reserve):

				DIRECT
YEAR ENDING	OPERATING LEASES			FINANCING
DECEMBER 31,	MARKETING	OTHER TENANTS	SUBTOTAL	LEASE	TOTAL(a)
2011	$59,680	$22,679	$82,359	$3,308	$85,667
2012	59,587	22,742	82,329	3,391	85,720
2013	59,643	22,264	81,907	3,478	85,385
2014	60,279	21,497	81,776	3,566	85,342
2015	56,698	20,788	77,486	3,655	81,141
Thereafter	—	146,054	146,054	60,573	206,627

(a)     Includes $54,594,000 of future minimum annual rentals receivable under subleases.
     Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $7,007,000, $7,323,000 and $8,100,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2010, 2009 and 2008 was $11,868,000, $12,760,000 and $13,986,000, respectively.
     The Company has obligations to lessors under non-cancelable operating leases which have terms (excluding renewal term options) in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over eleven years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2011 — $6,193,000, 2012 — $4,589,000, 2013 — $3,395,000, 2014 — $2,456,000, 2015 — $1,407,000 and $2,333,000 thereafter.
3. COMMITMENTS AND CONTINGENCIES
     In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.
     As of December 31, 2010, the Company leased 817, or 78% of its 1,052 properties, on a long-term triple-net basis to Marketing. (See note 2 for additional information). The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (66% for the year December 31, 2010), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 11 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing.)
     The Company has not yet received Marketing’s unaudited consolidated financial statements for the year ended December 31, 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. As a result of Marketing’s significant losses, including Marketing’s losses reported to the Company subsequent to Marketing’s reorganization in 2009 (discussed in more detail below) and the cumulative impact of those losses on Marketing’s financial position as of September 30, 2010, the Company continues to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its obligations as they come due in the ordinary course under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. It is also possible that Marketing may aggressively pursue seeking a modification of the Marketing Leases, including, removal of properties from the Marketing Leases, or a reduction in the rental payments owed by Marketing under the Marketing Lease. If Marketing does not meet its rental, environmental or other obligations under the Marketing Leases to the Company, such default could lead to a protracted and expensive process for retaking control of the Company’s properties. In addition to the risk of disruption in rent receipts, the Company is subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.
     On February 28, 2011, OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). The Company is not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge. In connection with the transfer, the Company does not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge or by Cambridge to Lukoil or its subsidiaries. The Company does not know if there are any ongoing contractual or business relationships between Lukoil or its subsidiaries or affiliates and Cambridge or its subsidiaries or affiliates. The Company has commenced discussions with the new owners and management of Marketing; however, it cannot predict the impact Lukoil’s transfer of its ownership interest in of Marking may have on the Company. While Lukoil had provided capital to Marketing in the past, there can be no assurance that Cambridge will provide financial support or will have the capacity to provide capital or financial support to Marketing in the future. The Company cannot predict what impact Lukoil’s transfer of its ownership interest to Cambridge will have on Marketing’s ability and willingness to perform its rental, environmental and other obligations under the Marketing Leases.
     In the fourth quarter of 2009, Marketing announced a restructuring of its business. Marketing disclosed that the restructuring included the sale of all assets unrelated to the properties it leases from the Company, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Although Marketing’s press release stated that its restructuring included the sale of all assets unrelated to the properties it leases from the Company, the Company has concluded, based on the press releases related to the Marketing/Bionol contract dispute described below, that Marketing’s restructuring did not include the sale of all assets unrelated to the properties it leases from the Company. Marketing sold certain assets unrelated to the properties it leases from the Company to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. The Company believes that Marketing retained other assets, liabilities and business matters unrelated to the properties it leases from the Company. As part of the restructuring, Marketing paid off debt which had been guaranteed or held by Lukoil with proceeds from the sale of assets to Lukoil affiliates. The Company cannot predict what impact Marketing’s restructuring, dispute with Bionol and other changes in its business model or impact on its business will have on the Company.
     In June 2010, Marketing and Bionol Clearfield LLC (“Bionol”) each issued press releases regarding a contractual dispute between them. Bionol owns and operates an ethanol plant in Pennsylvania. Bionol and Marketing entered into a five-year contract under which Marketing agreed to purchase substantially all of the ethanol production from the Bionol plant, at formula-based prices. Bionol stated that Marketing breached the contract by not paying the agreed-upon price for the ethanol. According to Bionol’s press release, the cumulative gross purchase commitment under the contract could be on the order of one billion dollars. Marketing stated in its press release that it continues to pay Bionol millions of dollars each month for the ethanol, withholding only the amount of the purchase price in dispute and that it has filed for arbitration to resolve the dispute. Among other things related to this matter, the Company does not know: (i) the accuracy of the statements made by Marketing and Bionol when made or if such statements reflect the current status of the dispute; (ii) the cumulative or projected amount of the purchase price in dispute and how Marketing has accounted for the ethanol contract in its financial statements; or (iii) how the formula-based price compares to the market price of ethanol. The Company cannot predict with any certainty how the ultimate resolution of this matter may impact Marketing’s long-term financial performance and its ability to meet its obligations to the Company as they become due under the terms of the Marketing Leases.

     From time to time when it was owned by Lukoil, the Company held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. While we have recently initiated discussions with the new owners and management of Marketing, the Company at this time does not know what Marketing’s business strategy under its new ownership is or how it may change in the future. It is possible that Marketing may aggressively seek to modify the terms of the Marketing Leases or seek to remove a substantial number of properties from the Marketing Leases. The Company intends to continue to pursue the removal of individual properties from the Marketing Leases, and it remains open to removal of groups of properties; however, there is no agreement in place providing for removal of properties from the Marketing Leases. If Marketing ultimately determines that its business strategy is to exit all or a portion of the properties it leases from the Company, it is the Company’s intention to cooperate with Marketing in accomplishing those objectives if the Company determines that it is prudent for it to do so. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. The Company also cannot accurately predict what actions Marketing may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not. The Company may be required to increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. The Company believes that as of March 16, 2011, Marketing was not operating any of the nine terminals it leases from the Company and had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately 140 of the Company’s retail properties and the Company also believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been remediated.
     The Company intends either to re-let or sell any properties removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. The Company intends to offer any properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties, or by seeking a single tenant for the entire portfolio of properties subject to the Marketing Leases. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot accurately predict if, when, or on what terms, such properties could be re-let or sold.
     Based in part on the Company’s decision to remain open to negotiate with Marketing for a modification of the Marketing Leases, and its belief that the Marketing Leases will be modified prior to the expiration of the current lease term, the Company believes that it is probable that it will not collect all of the rent due related to properties the Company identified as being the most likely to be removed from the Marketing Leases. As of December 31, 2010 and 2009, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $21,221,000 and $22,801,000, respectively, which was comprised of a gross deferred rent receivable of $29,391,000 and $32,190,000, respectively, partially offset by a valuation reserve of $8,170,000 and $9,389,000, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by the Company as being the most likely to be removed from the Marketing Leases. The Company has not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions as of December 31, 2010, the Company continued to believe that it was probable that it will collect the deferred rent receivable related to those remaining properties and that Lukoil will not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. It is possible that Marketing may aggressively pursue seeking a modification of the Marketing Leases including removal of properties from the Marketing Leases or a reduction in the rental payments owed by Marketing under the Marketing Lease. The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as it develops a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, the Company may be required to increase or decrease its deferred rent receivable reserve or provide deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases.
     The Company has performed an impairment analysis of the carrying amount of the properties subject to the Marketing Leases from time to time in accordance with GAAP when indicators of impairment exist. During the year ended December 31, 2009, the Company reduced the estimated useful lives of certain long-lived assets for properties subject to the Marketing Leases resulting in accelerating the depreciation expense recorded for those assets. The impact to depreciation expense due to adjusting the estimated lives for certain long-lived assets beginning with the year ended December 31, 2009 was not material. During the year ended December 31, 2009, the Company reduced the carrying amount to fair value, and recorded impairment charges aggregating $1,135,000, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The impairment charges were attributable to general reductions in real estate valuations and, in certain cases, by the removal or scheduled removal of underground storage tanks by Marketing. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between marketplace participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at 186 retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, as of December 31, 2010 the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities since the Company believed that Lukoil would not allow Marketing to fail to perform its rental, environmental and other obligations under the Marketing Leases. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of December 31, 2010 or 2009. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance would result in an event of default pursuant to each agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Company’s restated senior unsecured revolving credit agreement expiring in March 2012 (the “Credit Agreement”) and the Company’s $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement” or “Term Loan”). The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as the Company develops a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, the Company may be required to accrue for the Marketing Environmental Liabilities.

     Should the Company’s assessments, assumptions and beliefs made effective as of December 31, 2010 prove to be incorrect, or if circumstances change, the conclusions reached by the Company relating to the following may change (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases, (iii) potential impairment of the properties subject to the Marketing Leases and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, it is possible that the Company may be required to (i) increase or decrease the deferred rent receivable reserve related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual filing for bankruptcy protection by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.
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
     The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of December 31, 2010 and 2009 in connection with this indemnification agreement.
     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997 (the “Spin-Off”). As of December 31, 2010 and December 31, 2009, the Company had accrued $3,273,000 and $3,790,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.
     In September 2003, the Company received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying the Company that it is one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. The Company is a party to the AOC and is a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.
     In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including the Company, seeking contribution for such parties’ proportionate share of response costs, cleanup, and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. The Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.
     During 2010, the Company was defending against 53 lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company reached agreements to settle two plaintiff classes covering 52 of the 53 pending cases. A settlement payment of $1,250,000 was made during the third quarter of 2010 covering 27 cases and settlement payment of $475,000 was made during the first quarter of 2011 covering 25 cases. Presently, the Company remains a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.
     In 2010 and 2009, the Company provided litigation reserves aggregating $2,500,000 relating to the MTBE cases. However, the Company is still unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.
     The ultimate resolution of the matters related to the Lower Passaic River and the MTBE litigation discussed above could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
     Prior to the Spin-Off, the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of December 31, 2010 and December 31, 2009, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $278,000 and $292,000, respectively, relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008 include, in general and administrative expenses, a charge of $25,000 and a credit of $72,000, respectively, for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.
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

4. CREDIT AGREEMENT, TERM LOAN AGREEMENT AND INTEREST RATE SWAP AGREEMENT
     The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2011; however, subsequent to December 31, 2010, the maturity date was extended by an additional year to March 2012. As of December 31, 2010, borrowings under the Credit Agreement were $41,300,000, bearing interest at a rate of 1.31% per annum. The Company had $133,700,000 available under the terms of the Credit Agreement as of December 31, 2010. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of December 31, 2010, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings.
     Subject to the terms of the Credit Agreement and continued compliance with the covenants therein, the Company has the option, subject to approval by the Bank Syndicate, to increase the amount of the credit facility available pursuant to the Credit Agreement by $125,000,000 to $300,000,000. The Company does not expect to exercise its option to increase the amount of the Credit Agreement. In addition, the Company believes that it would need to renegotiate certain terms in the Credit Agreement in order to obtain approval from the Bank Syndicate to increase the amount of the credit facility. No assurance can be given that such approval from the Bank Syndicate will be obtained on terms acceptable to the Company, if at all. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Term Loan Agreement described below.
     On September 25, 2009, the Company entered into a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of December 31, 2010, borrowings under the Term Loan Agreement were $23,590,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement and could also give rise to an event of default and would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under its Credit Agreement.
     The aggregate maturity of the Company’s outstanding debt is as follows: 2011 — $780,000, and 2012 — $64,110,000.
     The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Company’s LIBOR based loan agreements. The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of December 31, 2010 and December 31, 2009, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during 2010, 2009 or 2008 representing the hedge’s ineffectiveness. At December 31, 2010 and 2009, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $1,153,000 and $2,993,000, respectively. For the year end December 31, 2010, 2009 and 2008, the Company has recorded, in accumulated other comprehensive loss in the Company’s consolidated balance sheets, a gain of $1,840,000, $1,303,000, and a loss of $1,997,000, respectively, from the change in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $1,153,000 recorded as of December 31, 2010 will be recognized as an increase in interest expense as quarterly payments are made to the counter-party over the remaining term of the Swap Agreement since it is expected that the Company’s LIBOR based borrowings will be refinanced with variable interest rate debt at their maturity.
     The fair value of the Swap Agreement obligation was $1,153,000 as of December 31, 2010, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $40,400,000 as of December 31, 2010. The fair value of the borrowings outstanding under the Term Loan Agreement was $23,700,000 as of December 31, 2010. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of December 31, 2010, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.
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
     Of the 817 properties leased to Marketing as of December 31, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 186 retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.
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
     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of December 31, 2010, the Company had regulatory approval for remediation action plans in place for 227 (94%) of the 241 properties for which it continues to retain environmental responsibility and the remaining 14 properties (6%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at 29 properties where it has received “no further action” letters.
     Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $2,738,000, $3,922,000 and $4,590,000 for 2010, 2009 and 2008, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.
     As of December 31, 2010, 2009, 2008 and 2007, the Company had accrued $14,874,000, $16,527,000, $17,660,000 and $18,523,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of December 31, 2010, 2009, 2008 and 2007, the Company had also recorded $3,966,000, $3,882,000, $4,223,000 and $4,652,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $12,645,000, $13,437,000 and $13,871,000 as of December 31, 2009, 2008 and 2007, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $775,000, $884,000, and $956,000 of net accretion expense was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, substantially all of which is included in environmental expenses.
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

6. INCOME TAXES
     Net cash paid for income taxes for the years ended December 31, 2010, 2009 and 2008 of $365,000, $467,000, and $708,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in the Company’s consolidated statements of operations.
     Earnings and profits (as defined in the Internal Revenue Code) is used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statement purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Earnings and profits were $50,563,000, $47,349,000, and $40,906,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2010, 2009 and 2008 were: ordinary income of 97.5%, 100.0%, and 87.4%; capital gain distributions of 0.4%, 0.0%, and 1.2% and non-taxable distributions of 2.1%, 0.0%, and 11.4%, respectively.
     In order to qualify as a REIT, among other items, the Company must pay out substantially all of its earnings and profits in cash distributions to shareholders each year. Should the Internal Revenue Service successfully assert that the Company’s earnings and profits were greater than the amount distributed, the Company may fail to qualify as a REIT; however, the Company may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. The Company may have to borrow money or sell assets to pay such a deficiency dividend. The Company accrues for this and certain other tax matters when appropriate based on information currently available. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns filed for the years 2007, 2008 and 2009, and tax returns which will be filed for the year ended 2010, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations. In 2006 the Company eliminated the amount it had accrued for uncertain tax positions since the Company believes that the uncertainties regarding these exposures have been resolved or that it is no longer likely that the exposure will result in a liability upon review. However, the ultimate resolution of these matters may have a significant impact on the results of operations for any single fiscal year or interim period.

7. SHAREHOLDERS’ EQUITY
     A summary of the changes in shareholders’ equity for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share amounts):

				DIVIDEND	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL

BALANCE, DECEMBER 31, 2007	24,765	$248	$258,734	$(44,505)	$(2,299)	$212,178
Net earnings				41,810		41,810
Dividends — $1.87 per share				(46,429)		(46,429)
Stock-based compensation	1		326			326
Stock options exercised			9			9
Net unrealized loss on interest rate swap					(1,997)	(1,997)

BALANCE, DECEMBER 31, 2008	24,766	248	259,069	(49,124)	(4,296)	205,897
Net earnings				47,049		47,049
Dividends — $1.89 per share				(46,970)		(46,970)
Stock-based compensation			390			390
Net unrealized gain on interest rate swap					1,303	1,303

BALANCE, DECEMBER 31, 2009	24,766	248	259,459	(49,045)	(2,993)	207,669
Net earnings				51,700		51,700
Dividends — $1.91 per share				(54,959)		(54,959)
Stock-based compensation	1		480			480
Stock options exercised	2					—
Proceeds from issuance of common stock	5,175	51	108,154			108,205
Net unrealized gain on interest rate swap					1,840	1,840

BALANCE, DECEMBER 31, 2010	29,944	$299	$368,093	($52,304)	$(1,153)	$314,935

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, for issuance in series, of which none were issued as of December 31, 2010, 2009, 2008 and 2007.
     During the second quarter of 2010, the Company completed a public stock offering of 5,175,000 shares of the Company’s common stock. The $108,205,000 net proceeds from the issuance of common stock (after related transaction costs of $522,000) was used in part to repay a portion of the outstanding balance under the Credit Agreement and the remainder was used for general corporate purposes.
     In the first quarter of 2011, the Company completed a public stock offering of 3,450,000 shares of the Company’s common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,753,000 net proceeds from the issuance of common stock (after related transaction costs of $500,000) was used to repay a portion of the outstanding balance under the Company’s Credit Agreement and the remainder was used for general corporate purposes.
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
     The Company awarded to employees and directors 37,600, 23,600, and 23,800 restricted stock units (“RSUs”) and dividend equivalents in 2010, 2009 and 2008, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors and RSUs granted in 2009 and thereafter upon the earlier of 10 (ten) years after grant or termination. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of twenty percent of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2010, 2009 and 2008, dividend equivalents aggregating approximately $228,000, $162,000 and $117,000, respectively, were charged against retained earnings when common stock dividends were declared.
     The following is a schedule of the activity relating to the restricted stock units outstanding:

	NUMBER OF	FAIR VALUE
	RSUs		AVERAGE
	OUTSTANDING	AMOUNT	PER RSU
RSUs OUTSTANDING AT DECEMBER 31, 2007	39,200
Granted	23,800	$639,000	$26.86
Settled (a)	(400)
Cancelled	(600)

RSUs OUTSTANDING AT DECEMBER, 2008	62,000
Granted	23,600	$393,000	$16.64

RSUs OUTSTANDING AT DECEMBER 31, 2009	85,600
Granted	37,600	$864,000	$22.97

RSUs OUTSTANDING AT DECEMBER 31, 2010	123,200

(a)	The intrinsic value of the 400 RSUs settled in 2008 was $7,000.
     The fair values of the RSUs were determined based on the closing market price of the Company’s stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2010, 2009 and 2008 was $466,000, $382,000 and $313,000, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2010, there was $1,379,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan which cost is expected to be recognized over a weighted average period of approximately 2.9 years. The aggregate intrinsic value of the 123,200 outstanding RSUs and the 45,400 vested RSUs as of December 31, 2010 was $3,854,000 and $1,420,000, respectively.
     The following is a schedule of the vesting activity relating to the restricted stock units outstanding:

	NUMBER
	OF RSUs	FAIR
	VESTED	VALUE

RSUs VESTED AT DECEMBER 31, 2007	9,960
Vested	7,840	$213,000
Settled	(400)

RSUs VESTED AT DECEMBER 31, 2008	17,400
Vested	12,400	$335,000

RSUs VESTED AT DECEMBER 31, 2009	29,800
Vested	15,600	$379,000

RSUs VESTED AT DECEMBER 31, 2010	45,400

     The Company has a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors. Also, under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $220,000, $159,000 and $151,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.
     The Company has a stock option plan (the “Stock Option Plan”). The Company’s authorization to grant options to purchase shares of the Company’s common stock under the Stock Option Plan expired. The total intrinsic value of the 5,250 and 500 options exercised during the years ended December 31, 2010 and 2008 was $76,000 and $5,000, respectively. As of December 31, 2010, there were 7,000 and 5,000 options outstanding which were exercisable at prices of $18.30 and $27.68 with a remaining contractual life of two and seven years, respectively. As of December 31, 2010, the aggregate intrinsic value of the 12,000 options outstanding was $109,000.
9. QUARTERLY FINANCIAL DATA
     The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED				YEAR ENDED
YEAR ENDED DECEMBER 31, 2010	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	DECEMBER 31,
Revenues from rental properties	$22,449	$21,734	$21,981	$22,168	$88,332
Earnings from continuing operations	11,575	12,590	13,532	12,410	50,107
Net earnings	11,905	13,959	13,351	12,485	51,700
Diluted earnings per common share:
Earnings from continuing operations	.47	.46	.45	.41	1.79
Net earnings	.48	.51	.45	.41	1.85

	THREE MONTHS ENDED				YEAR ENDED
YEAR ENDED DECEMBER 31, 2009 (a)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	DECEMBER 31,
Revenues from rental properties	$20,622	$20,529	$20,754	$22,511	$84,416
Earnings from continuing operations	9,597	10,547	10,668	10,841	41,653
Net earnings	9,928	13,605	12,185	11,331	47,049
Diluted earnings per common share:
Earnings from continuing operations	.39	.43	.43	.44	1.68
Net earnings	.40	.55	.49	.46	1.90

(a)	Includes the effect of the $49.0 million acquisition of gasoline stations and convenience store properties from White Oak Petroleum LLC from its inception on September 25, 2009 through December 31, 2009.
10. PROPERTY ACQUISITIONS
     In 2010, the Company purchased three properties. In addition to the acquisition of 36 properties from White Oak Petroleum LLC (“White Oak”), described in more detail below, in 2009 the Company also exercised its fixed purchase price option for one property and purchased three properties. In 2008, the Company exercised its fixed price purchase option for three leased properties and purchased six properties.
Acquisition of thirty-six properties from White Oak
     On September 25, 2009, the Company acquired the real estate assets of 36 gasoline station and convenience store properties located primarily in Prince George’s County, Maryland for $49,000,000 in a sale/leaseback transaction with White Oak. The Company financed this transaction with $24,500,000 of borrowings under the Company’s existing Credit Agreement and $24,500,000 of indebtedness under the Term Loan Agreement entered into on that date.
     The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak, and the Company, whereby White Oak acquired the properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate of all 36 properties with the Company. The unitary triple-net lease for the properties between White Oak and the Company has an initial term of 20 years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for 2 1/2% annual rent escalations. White Oak is responsible for all existing and future environmental conditions at the properties.

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
     The unaudited pro forma condensed financial information, presented below, is not indicative of the results of operations that would have been achieved had the acquisition from White Oak reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Year Ended December 31,
(in thousands)	2009	2008

Revenue from rental properties	$89,372	$89,370

Net earnings	$50,930	$45,885

Basic and diluted net earnings per common share	$2.06	$1.85
     The selected financial data of White Oak, LLC as of December 31, 2010 and for the year then ended and as of December 31, 2009 and for the period then ended, which has been prepared by White Oak’s management, is provided below.

	Year / Period Ended December 31,
	2010	2009(a)

(in thousands)
Operating Data (for the year / period ended December 31):
Gross sales	$169,237	$44,198
Gross profit	5,971	1,082
Net loss	(383)	(1,382)

Balance Sheet Data (at December 31):
Current assets	5,398	4,251
Noncurrent assets	53,559	54,841
Current liabilities	5,776	7,442
Noncurrent liabilities	53,883	51,968

(a)	Operating data from its inception on September 26, 2009 through December 31, 2009.
11. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     Condensed combining financial information as of December 31, 2010 and 2009 and for the three year period ended December 31, 2010 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 78% of the Company’s properties as of December 31, 2010) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of December 31, 2010 or the property’s use immediately prior to its disposition or third party lease expiration.
     Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the three year period ended December 31, 2010. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the 817 properties leased to Marketing as of December 31, 2010, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 186 retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)
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

     The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$58,656	$29,676	$—	$88,332
Operating expenses:
Rental property expenses	(7,046)	(2,604)	(478)	(10,128)
Environmental expenses, net	(5,300)	(127)	—	(5,427)
General and administrative expenses	(146)	(135)	(7,897)	(8,178)
Depreciation and amortization expense	(4,223)	(5,471)	(37)	(9,731)

Total operating expenses	(16,715)	(8,337)	(8,412)	(33,464)

Operating income (loss)	41,941	21,339	(8,412)	54,868
Other income, net	—	—	289	289
Interest expense	—	—	(5,050)	(5,050)

Earnings (loss) from continuing operations	41,941	21,339	(13,173)	50,107
Discontinued operations:
Loss from operating activities	(106)	(6)	—	(112)
Gains on dispositions of real estate	1,685	20	—	1,705

Earnings from discontinued operations	1,579	14	—	1,593

Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700

     The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$60,476	$23,940	$—	$84,416
Operating expenses:
Rental property expenses	(6,925)	(3,204)	(560)	(10,689)
Impairment Charges	(1,135)	—	—	(1,135)
Environmental expenses, net	(8,610)	(201)	—	(8,811)
General and administrative expenses	(280)	(231)	(6,338)	(6,849)
Depreciation and amortization expense	(5,554)	(5,148)	(71)	(10,773)

Total operating expenses	(22,504)	(8,784)	(6,969)	(38,257)

Operating income (loss)	37,972	15,156	(6,969)	46,159
Other income, net	153	(12)	444	585
Interest expense	—	—	(5,091)	(5,091)

Earnings (loss) from continuing operations	38,125	15,144	(11,616)	41,653
Discontinued operations:
Earnings (loss) from operating activities	181	(111)	—	70
Gains on dispositions of real estate	4,591	735	—	5,326

Earnings from discontinued operations	4,772	624	—	5,396

Net earnings (loss)	$42,897	$15,768	$(11,616)	$47,049

     The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2008 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$60,526	$22,128	$—	$82,654
Operating expenses:
Rental property expenses	(6,938)	(3,904)	(601)	(11,443)
Environmental expenses, net	(7,126)	(180)	—	(7,306)
General and administrative expenses	(686)	(193)	(5,952)	(6,831)
Depreciation and amortization expense	(6,749)	(4,939)	(39)	(11,727)

Total operating expenses	(21,499)	(9,216)	(6,592)	(37,307)

Operating income (loss)	39,027	12,912	(6,592)	45,347
Other income, net	599	(210)	14	403
Interest expense	—	—	(7,034)	(7,034)

Earnings (loss) from continuing operations	39,626	12,702	(13,612)	38,716
Discontinued operations:
Earnings from operating activities	527	169	—	696
Gains on dispositions of real estate	697	1,701	—	2,398

Earnings from discontinued operations	1,224	1,870	—	3,094

Net earnings (loss)	$40,850	$14,572	$(13,612)	$41,810

     The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,262	$—	$253,413
Buildings and improvements	152,570	98,233	371	251,174

	289,721	214,495	371	504,587
Less — accumulated depreciation and amortization	(118,784)	(25,241)	(192)	(144,217)

Real estate, net	170,937	189,254	179	360,370
Net investment in direct financing lease	—	20,540	—	20,540
Deferred rent receivable, net	21,221	6,164	—	27,385
Cash and cash equivalents	—	—	6,122	6,122
Recoveries from state underground storage tank funds, net	3,874	92	—	3,966
Mortgages and accounts receivable, net	13	509	1,274	1,796
Prepaid expenses and other assets	—	3,444	3,521	6,965

Total assets	196,045	220,003	11,096	427,144

LIABILITIES:
Borrowings under credit line	—	—	41,300	41,300
Term loan	—	—	23,590	23,590
Environmental remediation costs	13,841	1,033	—	14,874
Dividends payable	—	—	14,432	14,432
Accounts payable and accrued expenses	962	6,953	10,098	18,013

Total liabilities	14,803	7,986	89,420	112,209

Net assets (liabilities)	$181,242	$212,017	$(78,324)	$314,935

     The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,887	$114,196	$—	$252,083
Buildings and improvements	154,345	97,171	275	251,791

	292,232	211,367	275	503,874
Less — accumulated depreciation and amortization	(116,128)	(20,386)	(155)	(136,669)

Real estate, net	176,104	190,981	120	367,205
Net investment in direct financing lease	—	19,156	—	19,156
Deferred rent receivable, net	22,801	4,680	—	27,481
Cash and cash equivalents	—	—	3,050	3,050
Recoveries from state underground storage tank funds, net	3,784	98	—	3,882
Mortgages and accounts receivable, net	—	970	1,432	2,402
Prepaid expenses and other assets	—	4,052	5,644	9,696

Total assets	202,689	219,937	10,246	432,872

LIABILITIES:
Borrowings under credit line	—	—	151,200	151,200
Term loan	—	—	24,370	24,370
Environmental remediation costs	16,055	472	—	16,527
Dividends payable	—	—	11,805	11,805
Accounts payable and accrued expenses	920	8,643	11,738	21,301

Total liabilities	16,975	9,115	199,113	225,203

Net assets (liabilities)	$185,714	$210,822	$(188,867)	$207,669

     The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	4,229	5,472	37	9,738
Impairment charges	—	—	—	—
Gain from dispositions of real estate	(1,685)	(20)	—	(1,705)
Deferred rental revenue	1,580	(1,484)	—	96
Amortization of above-market and below-market leases	—	(1,260)	—	(1,260)
Amortization of investment in direct financing lease	—	(323)	—	(323)
Accretion expense	758	17	—	775
Stock-based employee compensation expense	—	—	480	480
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	276	15	—	291
Mortgages and accounts receivable, net	(13)	461	—	448
Prepaid expenses and other assets	—	59	(542)	(483)
Environmental remediation costs	(3,338)	535	—	(2,803)
Accounts payable and accrued expenses	42	(273)	200	(31)

Net cash flow provided by (used in) operating activities	45,369	24,552	(12,998)	56,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,629)	(96)	(4,725)
Proceeds from dispositions of real estate	2,623	235	—	2,858
Decrease in cash held for property acquisitions	—	—	2,665	2,665
Collection (issuance) of mortgages receivable, net	—	—	158	158

Net cash flow provided by (used in) investing activities	2,623	(4,394)	2,727	956

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	(109,900)	(109,900)
Repayments under term loan agreement, net	—	—	(780)	(780)
Cash dividends paid	—	—	(52,332)	(52,332)
Net proceeds from issuance of common stock	—	—	108,205	108,205
Cash consolidation- Corporate	(47,992)	(20,158)	68,150	—

Net cash flow (used in) provided by financing activities	(47,992)	(20,158)	13,343	(54,807)

Net increase in cash and cash equivalents	—	—	3,072	3,072
Cash and cash equivalents at beginning of period	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$6,122	$6,122

     The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$42,897	$15,768	$(11,616)	$47,049
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	5,605	5,351	71	11,027
Impairment charges	1,135	—	—	1,135
Gain from dispositions of real estate	(4,744)	(723)	—	(5,467)
Deferred rental revenue	99	(862)	—	(763)
Amortization of above-market and below-market leases	—	(1,217)	—	(1,217)
Amortization of investment in direct financing lease	—	(85)	—	(85)
Accretion expense	864	20	—	884
Stock-based employee compensation expense	—	—	390	390
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	650	74	—	724
Mortgages and accounts receivable, net	7	(731)	—	(724)
Prepaid expenses and other assets	—	(47)	386	339
Environmental remediation costs	(2,384)	(16)	—	(2,400)
Accounts payable and accrued expenses	(232)	305	1,567	1,640

Net cash flow provided by (used in) operating activities	43,897	17,837	(9,202)	52,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(483)	(54,785)	(49)	(55,317)
Proceeds from dispositions of real estate	5,701	1,238	—	6,939
Increase in cash held for property acquisitions	—	—	(1,623)	(1,623)
Collection (issuance) of mortgages receivable, net	—	—	(145)	(145)

Net cash flow provided by (used in) investing activities	5,218	(53,547)	(1,817)	(50,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	20,950	20,950
Borrowings under term loan agreement, net	—	—	24,370	24,370
Cash dividends paid	—	—	(46,834)	(46,834)
Cash consolidation — Corporate	(49,115)	35,710	13,405	—

Net cash flow (used in) provided by financing activities	(49,115)	35,710	11,891	(1,514)

Net increase in cash and cash equivalents	—	—	872	872
Cash and cash equivalents at beginning of period	—	—	2,178	2,178

Cash and cash equivalents at end of year	$—	$—	$3,050	$3,050

     The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2008 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$40,850	$14,572	$(13,612)	$41,810
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	6,839	4,997	39	11,875
Gain from dispositions of real estate	(1,296)	(1,491)	—	(2,787)
Deferred rental revenue	(539)	(1,264)	—	(1,803)
Amortization of above-market and below-market leases	—	(790)	—	(790)
Accretion expense	934	22	—	956
Stock-based employee compensation expense	—	—	326	326
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	691	136	—	827
Mortgages and accounts receivable, net	8	(13)	—	(5)
Prepaid expenses and other assets	—	12	411	423
Environmental remediation costs	(1,945)	(272)	—	(2,217)
Accounts payable and accrued expenses	(222)	382	(1,191)	(1,031)

Net cash flow provided by (used in) operating activities	45,320	16,291	(14,027)	47,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(1,233)	(5,346)	—	(6,579)
Proceeds from dispositions of real estate	3,268	2,027	—	5,295
Increase in cash held for property acquisitions	—	—	2,397	2,397
Collection (issuance) of mortgages receivable, net	—	—	(55)	(55)

Net cash flow (used in) provided by investing activities	2,035	(3,319)	2,342	1,058

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under credit agreement, net	—	—	(2,250)	(2,250)
Cash dividends paid	—	—	(46,294)	(46,294)
Cash paid in settlement of restricted stock units	—	—	9	9
Cash consolidation — Corporate	(47,355)	(12,972)	60,327	—

Net cash flow (used in) provided by financing activities	(47,355)	(12,972)	11,792	(48,535)

Net increase in cash and cash equivalents	—	—	107	107
Cash and cash equivalents at beginning of period	—	—	2,071	2,071

Cash and cash equivalents at end of year	$—	$—	$2,178	$2,178

     12. SUBSEQUENT EVENTS
     Acquisition: In January 2011, the Company acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. The Company’s total investment in the transaction was $111.3 million, which was financed entirely with borrowings under the Company’s Credit Agreement.
     The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and the Company whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties with the Company. The lease between the Company, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by the Company under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”) Net rent payments under the CPD Lease together with interest earned on the CPD Loan are expected to aggregate approximately $10.2 million in calendar year 2011.
     It is impractical to provide pro forma financial information showing the impact on the Company’s historical financial statements related to the acquisition since the initial accounting for the acquisitions in accordance with accounting standards codification 805-10 is incomplete at this time.
     Public Stock Offering: In the first quarter of 2011, the Company completed a public stock offering of 3,450,000 shares of the Company’s common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,753,000 net proceeds from the issuance of common stock was used to repay a portion of the outstanding balance under the Credit Agreement and the remainder was used for general corporate purposes.
     Transfer of Ownership Interest in Marketing: On February 28, 2011 Lukoil, one of the largest integrated Russian oil companies transferred its ownership interest in Marketing, our largest tenant, to Cambridge. The Company has commenced discussions with the new owners and management of Marketing; however, it cannot predict the impact the transfer of Marketing may have on the Company’s business.
     As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $21,221,000. Although the Company’s 2010 financial statements were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, the Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective December 31, 2010 are subject to reevaluation and possible change as the Company develops a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that he Company may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in the Company’s financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of the Company’s assets and liabilities that it may not be in compliance with the financial covenants in the Company’s Credit Agreement or Term Loan Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Getty Realty Corp.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 16, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or furnished pursuant to the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.
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

NAME	AGE	POSITION	OFFICER SINCE
David B. Driscoll	56	President, Chief Executive Officer and Director	2010
Leo Liebowitz	83	Director and Chairman of the Board	1971
Joshua Dicker	50	Vice President, General Counsel and Secretary	2008
Kevin C. Shea	51	Executive Vice President	2001
Thomas J. Stirnweis	52	Vice President, Treasurer and Chief Financial Officer	2001
     Mr. Driscoll was appointed to the position of President of the Company, effective in April 2010. In addition, Mr. Driscoll was appointed as the Company’s Chief Executive Officer, effective May 2010. Mr. Driscoll is also a Director of the Company. Mr. Driscoll was a Managing Director at Morgan Joseph and Co. Inc. where he was a founding shareholder. Prior to his work at Morgan Joseph, Mr. Driscoll was a Managing Director for ING Barings, where he was Global Coordinator of the real estate practice and prior to ING Barings, Mr. Driscoll was the founder of the real estate group at Smith Barney, which he ran for more than a decade.
     Mr. Liebowitz co-founded the Company in 1955 and served as Chief Executive Officer from 1985 until May 2010. He was the President of the Company from May 1971 to May 2004. Mr. Liebowitz served as Chairman, Chief Executive Officer and a director of Marketing from October 1996 until December 2000. He is also a director of the Regional Banking Advisory Board of J.P. Morgan Chase & Co. Mr. Liebowitz is also Chairman of the Company’s Board of Directors and will retain an active role in the Company through May 2013 at which time he intends to retire.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     There were no such relationships or transactions to report for the year ended December 31, 2010.
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
     (a)(2) Financial Statement Schedules
GETTY REALTY CORP.
INDEX TO FINANCIAL STATEMENT SCHEDULES
Item 15(a)(2)
     (a)(3) Exhibits
Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 109 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors of Getty Realty Corp.:
     Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2011 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2011
GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES
for the years ended December 31, 2010, 2009 and 2008
(in thousands)

	BALANCE AT			BALANCE
	BEGINNING			AT END
	OF YEAR	ADDITIONS	DEDUCTIONS	OF YEAR
December 31, 2010:
Allowance for deferred rent receivable	$9,389	$—	$1,219	$8,170
Allowance for mortgages and accounts receivable	$135	$226	$—	$361
Allowance for deposits held in escrow	$377	$—	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

December 31, 2009:
Allowance for deferred rent receivable	$10,029	$—	$640	$9,389
Allowance for mortgages and accounts receivable	$100	$120	$85	$135
Allowance for deposits held in escrow	$377	$—	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

December 31, 2008:
Allowance for deferred rent receivable	$10,494	$—	$465	$10,029
Allowance for mortgages and accounts receivable	$100	$71	$71	$100
Allowance for deposits held in escrow	$—	$377	$—	$377
Allowance for recoveries from state underground storage tank funds	$650	$—	$—	$650

GETTY REALTY CORP. and SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
As of December 31, 2010
(in thousands)
     The summarized changes in real estate assets and accumulated depreciation are as follows:

	2010	2009	2008
Investment in real estate:
Balance at beginning of year	$503,874	$473,567	$474,254
Acquisitions and capital expenditures	3,664	36,246	6,540
Impairment	—	(1,135)	—
Sales and condemnations	(1,819)	(3,298)	(3,939)
Lease expirations	(1,132)	(1,506)	(3,288)

Balance at end of year	$504,587	$503,874	$473,567

Accumulated depreciation and amortization:
Balance at beginning of year	$136,669	$129,322	$122,465
Depreciation and amortization expense	9,346	10,679	11,576
Sales and condemnations	(666)	(1,826)	(1,431)
Lease expirations	(1,132)	(1,506)	(3,288)

Balance at end of year	$144,217	$136,669	$129,322

     We are not aware of any material liens or encumbrances on any of our properties.

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
BROOKLYN, NY	$282,104	$301,052	$176,292	$406,864	$583,156	$380,561	1967
JAMAICA, NY	12,000	295,750	12,000	295,750	307,750	236,475	1970
REGO PARK, NY	33,745	281,380	23,000	292,125	315,125	261,199	1974
BROOKLYN, NY	74,808	125,120	30,694	169,234	199,928	166,113	1967
BRONX, NY	60,000	353,955	60,800	353,155	413,955	305,133	1965
CORONA, NY	114,247	300,172	112,800	301,619	414,419	245,295	1965
OCEANSIDE, NY	40,378	169,929	40,000	170,307	210,307	144,868	1970
BLUEPOINT, NY	96,163	118,524	96,068	118,619	214,687	118,158	1972
BRENTWOOD, NY	253,058	84,485	125,000	212,543	337,543	211,813	1968
BAY SHORE, NY	47,685	289,972		337,657	337,657	337,657	1969
WHITE PLAINS, NY		527,925	302,607	225,318	527,925	135,248	1972
PELHAM MANOR, NY	127,304	85,087	75,800	136,591	212,391	134,071	1972
BRONX, NY		309,235	176,558	132,677	309,235	92,746	1971
BRONX, NY		293,507		293,507	293,507	293,507	1972
BROOKLYN, NY		365,767		365,767	365,767	365,767	1970
POUGHKEEPSIE, NY	32,885	168,354	35,904	165,335	201,239	162,305	1971
WAPPINGERS FALLS, NY	114,185	159,162	111,785	161,562	273,347	158,741	1971
STONY POINT, NY	59,329	203,448	55,800	206,977	262,777	206,977	1971
KINGSTON, NY	29,010	159,986	12,721	176,275	188,996	175,375	1972
LAGRANGEVILLE, NY	129,133	101,140	64,626	165,647	230,273	165,049	1972
BRONX, NY	128,419	221,197	100,681	248,935	349,616	218,546	1972
STATEN ISLAND, NY	40,598	256,262	26,050	270,810	296,860	226,359	1973
BRONX, NY	141,322	141,909	86,800	196,431	283,231	192,721	1972
NEW YORK, NY	125,923	168,772	78,125	216,570	294,695	215,406	1972
MIDDLE VILLAGE, NY	130,684	73,741	89,960	114,465	204,425	112,103	1972
BROOKLYN, NY	100,000	254,503	66,890	287,613	354,503	261,144	1972
BROOKLYN, NY	135,693	91,946	100,035	127,604	227,639	114,148	1972
BROOKLYN, NY	147,795	228,379	103,815	272,359	376,174	249,080	1972
STATEN ISLAND, NY	101,033	371,591	75,650	396,974	472,624	324,405	1972
STATEN ISLAND, NY	25,000	325,918		350,918	350,918	350,918	1972
BRONX, NY	543,833	693,438	473,695	763,576	1,237,271	761,876	1970
BRONX, NY	90,176	183,197	40,176	233,197	273,373	213,494	1976
BRONX, NY	45,044	196,956	10,044	231,956	242,000	215,941	1976
BRONX, NY	128,049	315,917	83,849	360,117	443,966	298,182	1972
BRONX, NY	130,396	184,222	90,396	224,222	314,618	220,666	1972
BRONX, NY	118,025	290,298	73,025	335,298	408,323	306,680	1972
BRONX, NY	70,132	322,265	30,132	362,265	392,397	303,186	1972
BRONX, NY	78,168	450,267	65,680	462,755	528,435	401,874	1972
BRONX, NY	69,150	300,279	34,150	335,279	369,429	289,006	1972
YONKERS, NY	291,348	170,478	216,348	245,478	461,826	236,480	1972
SLEEPY HOLLOW, NY	280,825	102,486	129,744	253,567	383,311	249,725	1969
OLD BRIDGE, NJ	85,617	109,980	56,190	139,407	195,597	139,407	1972
BREWSTER, NY	117,603	78,076	72,403	123,276	195,679	120,392	1972
FLUSHING, NY	118,309	280,435	78,309	320,435	398,744	263,591	1973

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
BRONX, NY		278,517		278,517	278,517	261,528	1976
STATEN ISLAND, NY	173,667	133,198	113,369	193,496	306,865	186,432	1976
BRIARCLIFF MANOR, NY	652,213	103,753	501,687	254,279	755,966	252,578	1976
BRONX, NY	95,328	102,639	73,750	124,217	197,967	122,885	1976
BRONX, NY	88,865	193,679	63,315	219,229	282,544	218,914	1976
NEW YORK, NY	106,363	103,035	79,275	130,123	209,398	128,858	1976
NEW YORK, NY	146,159	407,286	43,461	509,984	553,445	431,343	1976
GLENDALE, NY	124,438	287,907	86,160	326,185	412,345	291,970	1976
OZONE PARK, NY	57,289	331,799	44,715	344,373	389,088	310,408	1976
LONG ISLAND CITY, NY	106,592	151,819	73,260	185,151	258,411	184,526	1976
RIDGE, NY	276,942	73,821	200,000	150,763	350,763	138,113	1977
NEW CITY, NY	180,979	100,597	109,025	172,551	281,576	172,386	1978
W. HAVERSTRAW, NY	194,181	38,141	140,000	92,322	232,322	90,798	1978
BROOKLYN, NY	74,928	250,382	44,957	280,353	325,310	235,518	1978
RONKONKOMA, NY	76,478	208,121	46,057	238,542	284,599	236,284	1978
STONY BROOK, NY	175,921	44,529	105,000	115,450	220,450	115,157	1978
MILLER PLACE, NY	110,000	103,160	66,000	147,160	213,160	146,858	1978
LAKE RONKONKOMA, NY	87,097	156,576	51,000	192,673	243,673	191,794	1978
E. PATCHOGUE, NY	57,049	210,390	34,213	233,226	267,439	233,226	1978
AMITYVILLE, NY	70,246	139,953	42,148	168,051	210,199	168,051	1978
BETHPAGE, NY	210,990	38,356	126,000	123,346	249,346	123,213	1978
HUNTINGTON STATION, NY	140,735	52,045	84,000	108,780	192,780	108,780	1978
BALDWIN, NY	101,952	106,328	61,552	146,728	208,280	127,618	1978
ELMONT, NY	388,848	114,933	231,000	272,781	503,781	246,521	1978
NORTH BABYLON, NY	91,888	117,066	59,059	149,895	208,954	149,029	1978
CENTRAL ISLIP, NY	103,183	151,449	61,435	193,197	254,632	193,197	1978
WHITE PLAINS, NY	120,393	67,315		187,708	187,708	187,708	1979
STATEN ISLAND, NY		222,525		222,525	222,525	222,525	1981
BROOKLYN, NY	116,328	232,254	75,000	273,582	348,582	269,208	1980
LONG ISLAND CITY, NY	191,420	390,783	116,554	465,649	582,203	374,139	1981
BAY SHORE, NY	156,382	123,032	85,854	193,560	279,414	192,923	1981
BRISTOL, CT	108,808	81,684	44,000	146,492	190,492	145,631	1982
CROMWELL, CT	70,017	183,119	24,000	229,136	253,136	229,136	1982
EAST HARTFORD, CT	208,004	60,493	84,000	184,497	268,497	184,497	1982
FRANKLIN, CT	50,904	168,470	20,232	199,142	219,374	198,997	1982
MANCHESTER, CT	65,590	156,628	64,750	157,468	222,218	157,331	1982
MERIDEN, CT	207,873	39,829	84,000	163,702	247,702	163,646	1982
NEW MILFORD, CT	113,947	121,174		235,121	235,121	235,121	1982
NORWALK, CT	257,308	128,940	104,000	282,248	386,248	281,997	1982
SOUTHINGTON, CT	115,750	158,561	70,750	203,561	274,311	203,189	1982
TERRYVILLE, CT	182,308	98,911	74,000	207,219	281,219	207,179	1982
TOLLAND, CT	107,902	100,178	44,000	164,080	208,080	163,042	1982
WATERFORD, CT	76,981	133,059		210,040	210,040	208,789	1982
WEST HAVEN, CT	185,138	48,619	74,000	159,757	233,757	158,911	1982

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
GRANBY, MA	58,804	232,477	24,000	267,281	291,281	228,899	1982
HADLEY, MA	119,276	68,748	36,080	151,944	188,024	149,726	1982
PITTSFIELD, MA	123,167	118,273	50,000	191,440	241,440	191,114	1982
SOUTH HADLEY, MA	232,445	54,351	90,000	196,796	286,796	194,200	1982
SPRINGFIELD, MA	139,373	239,713	50,000	329,086	379,086	273,794	1983
SPRINGFIELD, MA		239,087		239,087	239,087	204,303	1984
WESTFIELD, MA	123,323	96,093	50,000	169,416	219,416	167,631	1982
OSSINING, NY	140,992	104,761	97,527	148,226	245,753	145,058	1982
FREEHOLD, NJ	494,275	68,507	402,834	159,948	562,782	98,772	1978
LAKEWOOD, NJ	130,148	77,265	70,148	137,265	207,413	137,014	1978
NORTH PLAINFIELD, NJ	227,190	239,709	175,000	291,899	466,899	287,519	1978
SOUTH AMBOY, NJ	299,678	94,088	178,950	214,816	393,766	214,228	1978
GLEN HEAD, NY	234,395	192,295	102,645	324,045	426,690	324,045	1982
NEW ROCHELLE, NY	188,932	34,649	103,932	119,649	223,581	119,562	1982
ELMONT, NY	108,348	85,793	64,290	129,851	194,141	103,941	1982
MERIDEN, CT	126,188	106,805	72,344	160,649	232,993	160,649	1982
PLAINVILLE, CT	80,000	290,433		370,433	370,433	354,114	1983
FRANKLIN SQUARE, NY	152,572	121,756	137,315	137,013	274,328	102,543	1978
SEAFORD, NY	32,000	157,665		189,665	189,665	181,736	1978
BROOKLYN, NY	276,831	376,706	168,423	485,114	653,537	396,802	1978
NEW HAVEN, CT	1,412,860	56,420	898,470	570,810	1,469,280	322,933	1985
BRISTOL, CT	359,906			359,906	359,906	221,945	2004
BRISTOL, CT	1,594,129		1,036,184	557,945	1,594,129	137,628	2004
BRISTOL, CT	253,639		149,553	104,086	253,639	25,672	2004
BRISTOL, CT	365,028		237,268	127,760	365,028	31,512	2004
COBALT, CT	395,683			395,683	395,683	244,003	2004
DURHAM, CT	993,909			993,909	993,909	612,911	2004
ELLINGTON, CT	1,294,889		841,678	453,211	1,294,889	111,789	2004
ENFIELD, CT	259,881			259,881	259,881	188,540	2004
FARMINGTON, CT	466,271		303,076	163,195	466,271	40,256	2004
HARTFORD, CT	664,966		432,228	232,738	664,966	57,412	2004
HARTFORD, CT	570,898		371,084	199,814	570,898	49,290	2004
MERIDEN, CT	1,531,772		989,165	542,607	1,531,772	137,535	2004
MIDDLETOWN, CT	1,038,592		675,085	363,507	1,038,592	89,663	2004
NEW BRITAIN, CT	390,497		253,823	136,674	390,497	33,713	2004
NEWINGTON, CT	953,512		619,783	333,729	953,512	82,319	2004
NORTH HAVEN, CT	405,389		251,985	153,404	405,389	48,039	2004
PLAINVILLE, CT	544,503		353,927	190,576	544,503	47,009	2004
PLYMOUTH, CT	930,885		605,075	325,810	930,885	80,364	2004
SOUTH WINDHAM, CT	644,141	1,397,938	598,394	1,443,685	2,042,079	201,798	2004
SOUTH WINDSOR, CT	544,857		336,737	208,120	544,857	71,527	2004
SUFFIELD, CT	237,401	602,635	200,878	639,158	840,036	277,652	2004
VERNON, CT	1,434,223			1,434,223	1,434,223	884,436	2004
WALLINGFORD, CT	550,553		334,901	215,652	550,553	66,261	2004

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
WATERBURY, CT	804,040		516,387	287,653	804,040	77,694	2004
WATERBURY, CT	515,172		334,862	180,310	515,172	44,474	2004
WATERBURY, CT	468,469		304,505	163,964	468,469	40,447	2004
WATERTOWN, CT	924,586		566,986	357,600	924,586	127,607	2004
WETHERSFIELD, CT	446,610			446,610	446,610	430,749	2004
WEST HAVEN, CT	1,214,831		789,640	425,191	1,214,831	104,883	2004
WESTBROOK, CT	344,881			344,881	344,881	212,676	2004
WILLIMANTIC, CT	716,782		465,908	250,874	716,782	61,883	2004
WINDSOR, CT	1,042,081		669,804	372,277	1,042,081	302,484	2004
WINDSOR LOCKS, CT	1,433,330			1,433,330	1,433,330	883,887	2004
WINDSOR LOCKS, CT	360,664			360,664	360,664	88,967	2004
BLOOMFIELD, CT	141,452	54,786	90,000	106,238	196,238	105,206	1986
SIMSBURY, CT	317,704	144,637	206,700	255,641	462,341	201,142	1985
RIDGEFIELD, CT	535,140	33,590	347,900	220,830	568,730	130,129	1985
BRIDGEPORT, CT	349,500	56,209	227,600	178,109	405,709	118,789	1985
NORWALK, CT	510,760	209,820	332,200	388,380	720,580	276,668	1985
BRIDGEPORT, CT	313,400	20,303	204,100	129,603	333,703	76,623	1985
STAMFORD, CT	506,860	15,635	329,700	192,795	522,495	107,322	1985
BRIDGEPORT, CT	245,100	20,652	159,600	106,152	265,752	64,538	1985
BRIDGEPORT, CT	313,400	24,314	204,100	133,614	337,714	80,572	1985
BRIDGEPORT, CT	377,600	83,549	245,900	215,249	461,149	151,595	1985
BRIDGEPORT, CT	526,775	63,505	342,700	247,580	590,280	158,841	1985
BRIDGEPORT, CT	338,415	27,786	219,800	146,401	366,201	88,196	1985
NEW HAVEN, CT	538,400	176,230	350,600	364,030	714,630	273,261	1985
DARIEN, CT	667,180	26,061	434,300	258,941	693,241	146,164	1985
WESTPORT, CT	603,260	23,070	392,500	233,830	626,330	129,223	1985
STAMFORD, CT	603,260	112,305	392,500	323,065	715,565	220,035	1985
STAMFORD, CT	506,580	40,429	329,700	217,309	547,009	131,260	1985
STRATFORD, CT	301,300	70,735	196,200	175,835	372,035	124,931	1985
STRATFORD, CT	285,200	14,728	185,700	114,228	299,928	65,990	1985
CHESHIRE, CT	490,200	19,050	319,200	190,050	509,250	107,401	1985
MILFORD, CT	293,512	43,846	191,000	146,358	337,358	95,466	1985
FAIRFIELD, CT	430,000	13,631	280,000	163,631	443,631	90,266	1985
NORWALK, CT		619,018	401,996	217,022	619,018	47,799	1988
HARTFORD, CT	233,000	32,563	151,700	113,863	265,563	74,228	1985
NEW HAVEN, CT	217,000	23,889	141,300	99,589	240,889	62,572	1985
RIDGEFIELD, CT	401,630	47,610	166,861	282,379	449,240	278,895	1985
BRIDGEPORT, CT	346,442	16,990	230,000	133,432	363,432	132,588	1985
WILTON, CT	518,881	71,425	337,500	252,806	590,306	163,498	1985
MIDDLETOWN, CT	133,022	86,915	131,312	88,625	219,937	88,625	1987
EAST HARTFORD, CT	555,826	13,797	301,322	268,301	569,623	105,964	1991
WATERTOWN, CT	351,771	58,812	204,027	206,556	410,583	125,188	1992
AVON, CT	730,886		402,949	327,937	730,886	126,360	2002
WILMINGTON, DE	309,300	67,834	201,400	175,734	377,134	123,451	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
ST. GEORGES, DE	442,014	218,906	324,725	336,195	660,920	306,132	1985
WILMINGTON, DE	313,400	103,748	204,100	213,048	417,148	153,604	1985
WILMINGTON, DE	381,700	156,704	248,600	289,804	538,404	225,473	1985
CLAYMONT, DE	237,200	30,878	151,700	116,378	268,078	76,928	1985
NEWARK, DE	405,800	35,844	264,300	177,344	441,644	108,557	1985
WILMINGTON, DE	446,000	33,323	290,400	188,923	479,323	113,717	1985
WILMINGTON, DE	337,500	21,971	219,800	139,671	359,471	82,617	1985
LEWISTON, ME	341,900	89,500	222,400	209,000	431,400	151,436	1985
PORTLAND, ME	325,400	42,652	211,900	156,152	368,052	101,295	1985
BIDDEFORD, ME	618,100	8,009	235,000	391,109	626,109	391,109	1985
SACO, ME	204,006	37,173	150,694	90,485	241,179	90,485	1986
SANFORD, ME	265,523	9,178	201,316	73,385	274,701	73,385	1986
WESTBROOK, ME	93,345	193,654	50,431	236,568	286,999	212,186	1986
WISCASSET, ME	156,587	33,455	90,837	99,205	190,042	99,205	1986
SOUTH PORTLAND, ME	180,689	84,980	110,689	154,980	265,669	154,980	1986
LEWISTON, ME	180,338	62,629	101,338	141,629	242,967	140,452	1986
N. WINDHAM, ME	161,365	53,923	86,365	128,923	215,288	128,923	1986
AUGUSTA, ME	482,859	68,242	276,678	274,423	551,101	82,491	1991
BELTSVILLE, MD	1,130,024		1,130,024		1,130,024		2009
BELTSVILLE, MD	730,521		730,521		730,521		2009
BELTSVILLE, MD	525,062		525,062		525,062		2009
BELTSVILLE, MD	1,050,123		1,050,123		1,050,123		2009
BLADENSBURG, MD	570,719		570,719		570,719		2009
BOWIE, MD	1,084,367		1,084,367		1,084,367		2009
CAPITOL HEIGHTS, MD	627,791		627,791		627,791		2009
CLINTON, MD	650,620		650,620		650,620		2009
COLLEGE PARK, MD	536,476		536,476		536,476		2009
COLLEGE PARK, MD	445,161		445,161		445,161		2009
DISTRICT HEIGHTS, MD	479,404		479,404		479,404		2009
DISTRICT HEIGHTS, MD	388,089		388,089		388,089		2009
FORESTVILLE, MD	1,038,709		1,038,709		1,038,709		2009
FORT WASHINGTON, MD	422,332		422,332		422,332		2009
GREENBELT, MD	1,152,853		1,152,853		1,152,853		2009
HYATTSVILLE, MD	490,819		490,819		490,819		2009
HYATTSVILLE, MD	593,548		593,548		593,548		2009
LANDOVER, MD	753,349		753,349		753,349		2009
LANDOVER, MD	662,034		662,034		662,034		2009
LANDOVER HILLS, MD	1,358,312		1,358,312		1,358,312		2009
LANDOVER HILLS, MD	456,575		456,575		456,575		2009
LANHAM, MD	821,836		821,836		821,836		2009
LAUREL, MD	2,522,579		2,522,579		2,522,579		2009
LAUREL, MD	1,415,384		1,415,384		1,415,384		2009
LAUREL, MD	1,529,528		1,529,528		1,529,528		2009
LAUREL, MD	1,266,997		1,266,997		1,266,997		2009

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
LAUREL, MD	1,209,925		1,209,925		1,209,925		2009
LAUREL, MD	696,278		696,278		696,278		2009
OXON HILL, MD	1,255,582		1,255,582		1,255,582		2009
RIVERDALE, MD	787,593		787,593		787,593		2009
RIVERDALE, MD	582,134		582,134		582,134		2009
SEAT PLEASANT, MD	467,990		467,990		467,990		2009
SUITLAND, MD	376,675		376,675		376,675		2009
SUITLAND, MD	673,449		673,449		673,449		2009
TEMPLE HILLS, MD	331,017		331,017		331,017		2009
UPPER MARLBORO, MD	844,665		844,665		844,665		2009
ACCOKEEK, MD	691,527		691,527		691,527		2010
BALTIMORE, MD	429,100	139,393	308,700	259,793	568,493	223,053	1985
RANDALLSTOWN, MD	590,600	33,594	384,600	239,594	624,194	140,028	1985
EMMITSBURG, MD	146,949	73,613	101,949	118,613	220,562	118,518	1986
MILFORD, MA		214,331		214,331	214,331	211,608	1985
AGAWAM, MA	209,555	63,621	136,000	137,176	273,176	101,789	1985
WESTFIELD, MA	289,580	38,615	188,400	139,795	328,195	90,908	1985
WEST ROXBURY, MA	490,200	23,134	319,200	194,134	513,334	109,483	1985
MAYNARD, MA	735,200	12,714	478,800	269,114	747,914	144,179	1985
GARDNER, MA	1,008,400	73,740	656,700	425,440	1,082,140	251,287	1985
STOUGHTON, MA	775,300	34,554	504,900	304,954	809,854	172,207	1985
ARLINGTON, MA	518,300	27,906	337,500	208,706	546,206	121,254	1985
METHUEN, MA	379,664	64,941	245,900	198,705	444,605	134,803	1985
BELMONT, MA	301,300	27,938	196,200	133,038	329,238	81,135	1985
RANDOLPH, MA	743,200	25,069	484,000	284,269	768,269	158,133	1985
ROCKLAND, MA	534,300	23,616	347,900	210,016	557,916	119,586	1985
WATERTOWN, MA	357,500	296,588	321,030	333,058	654,088	245,613	1985
WEYMOUTH, MA	643,297	36,516	418,600	261,213	679,813	149,559	1985
DEDHAM, MA	225,824	19,150	125,824	119,150	244,974	118,949	1987
HINGHAM, MA	352,606	22,484	242,520	132,570	375,090	132,196	1989
ASHLAND, MA	606,700	17,424	395,100	229,024	624,124	124,548	1985
WOBURN, MA	507,600	294,303	507,600	294,303	801,903	162,837	1985
BELMONT, MA	389,700	28,871	253,800	164,771	418,571	99,087	1985
HYDE PARK, MA	499,175	29,673	321,800	207,048	528,848	123,187	1985
EVERETT, MA	269,500	190,931	269,500	190,931	460,431	121,187	1985
PITTSFIELD, MA	281,200	51,100	183,100	149,200	332,300	149,200	1985
NORTH ATTLEBORO, MA	662,900	16,549	431,700	247,749	679,449	135,865	1985
WORCESTER, MA	497,642	67,806	321,800	243,648	565,448	160,113	1985
NEW BEDFORD, MA	522,300	18,274	340,100	200,474	540,574	112,299	1985
FALL RIVER, MA	859,800	24,423	559,900	324,323	884,223	178,845	1985
WORCESTER, MA	385,600	21,339	251,100	155,839	406,939	90,124	1985
WEBSTER, MA	1,012,400	67,645	659,300	420,745	1,080,045	247,877	1985
CLINTON, MA	586,600	52,725	382,000	257,325	639,325	157,073	1985
FOXBOROUGH, MA	426,593	34,403	325,000	135,996	460,996	133,026	1990

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
CLINTON, MA	385,600	95,698	251,100	230,198	481,298	163,560	1985
HYANNIS, MA	650,800	42,552	423,800	269,552	693,352	159,836	1985
HOLYOKE, MA	329,500	38,345	214,600	153,245	367,845	153,245	1985
NEWTON, MA	691,000	42,832	450,000	283,832	733,832	163,795	1985
FALMOUTH, MA	519,382	43,841	458,461	104,762	563,223	104,547	1988
METHUEN, MA	490,200	16,282	319,200	187,282	506,482	104,633	1985
ROCKLAND, MA	578,600	185,285	376,800	387,085	763,885	269,682	1985
FAIRHAVEN, MA	725,500	46,752	470,900	301,352	772,252	179,456	1985
BELLINGHAM, MA	734,189	132,725	476,200	390,714	866,914	267,465	1985
NEW BEDFORD, MA	482,275	95,553	293,000	284,828	577,828	206,338	1985
SEEKONK, MA	1,072,700	29,112	698,500	403,312	1,101,812	219,857	1985
WALPOLE, MA	449,900	20,586	293,000	177,486	470,486	99,914	1985
NORTH ANDOVER, MA	393,700	220,132	256,400	357,432	613,832	256,332	1985
LOWELL, MA	360,949	83,674	200,949	243,674	444,623	243,556	1985
AUBURN, MA	175,048	30,890	125,048	80,890	205,938	80,890	1986
METHUEN, MA	147,330	188,059	50,731	284,658	335,389	259,864	1986
BEVERLY, MA	275,000	150,741	175,000	250,741	425,741	230,400	1986
BILLERICA, MA	400,000	135,809	250,000	285,809	535,809	279,594	1986
HAVERHILL, MA	400,000	17,182	225,000	192,182	417,182	192,182	1986
CHATHAM, MA	275,000	197,302	175,000	297,302	472,302	260,714	1986
HARWICH, MA	225,000	12,044	150,000	87,044	237,044	85,248	1986
IPSWICH, MA	275,000	19,161	150,000	144,161	294,161	143,015	1986
LEOMINSTER, MA	185,040	49,592	85,040	149,592	234,632	147,990	1986
LOWELL, MA	375,000	175,969	250,000	300,969	550,969	265,105	1986
METHUEN, MA	300,000	50,861	150,000	200,861	350,861	200,219	1986
ORLEANS, MA	260,000	37,637	185,000	112,637	297,637	110,423	1986
PEABODY, MA	400,000	200,363	275,000	325,363	600,363	302,790	1986
QUINCY, MA	200,000	36,112	125,000	111,112	236,112	109,994	1986
REVERE, MA	250,000	193,854	150,000	293,854	443,854	293,788	1986
SALEM, MA	275,000	25,393	175,000	125,393	300,393	125,072	1986
TEWKSBURY, MA	125,000	90,338	75,000	140,338	215,338	140,338	1986
FALMOUTH, MA	150,000	322,942	75,000	397,942	472,942	349,290	1986
WEST YARMOUTH, MA	225,000	33,165	125,000	133,165	258,165	132,732	1986
WESTFORD, MA	275,000	196,493	175,000	296,493	471,493	261,089	1986
WOBURN, MA	350,000	45,681	200,000	195,681	395,681	195,167	1986
YARMOUTHPORT, MA	300,000	26,940	150,000	176,940	326,940	176,940	1986
BRIDGEWATER, MA	190,360	36,762	140,000	87,122	227,122	84,778	1987
WORCESTER, MA	476,102	174,233	309,466	340,869	650,335	340,869	1991
AUBURN, MA	369,306	27,792	240,049	157,049	397,098	66,103	1991
BARRE, MA	535,614	163,028	348,149	350,493	698,642	195,438	1991
WORCESTER, MA	275,866	11,674	179,313	108,227	287,540	41,283	1992
BROCKTON, MA	275,866	194,619	179,313	291,172	470,485	224,004	1991
CLINTON, MA	177,978	29,790	115,686	92,082	207,768	48,895	1992
WORCESTER, MA	167,745	275,852	167,745	275,852	443,597	186,315	1991

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
DUDLEY, MA	302,563	141,993	196,666	247,890	444,556	137,343	1991
FITCHBURG, MA	247,330	16,384	202,675	61,039	263,714	47,270	1991
FRANKLIN, MA	253,619	18,437	164,852	107,204	272,056	45,310	1988
WORCESTER, MA	342,608	11,101	222,695	131,014	353,709	47,300	1991
HYANNIS, MA	222,472	7,282	144,607	85,147	229,754	31,164	1991
LEOMINSTER, MA	195,776	177,454	127,254	245,976	373,230	174,654	1991
WORCESTER, MA	231,372	157,356	150,392	238,336	388,728	161,779	1991
NORTHBOROUGH, MA	404,900	18,353	263,185	160,068	423,253	60,769	1993
WEST BOYLSTON, MA	311,808	28,937	202,675	138,070	340,745	62,402	1991
WORCESTER, MA	186,877	33,510	121,470	98,917	220,387	53,533	1993
SOUTH YARMOUTH, MA	275,866	49,961	179,313	146,514	325,827	76,764	1991
STERLING, MA	476,102	165,998	309,466	332,634	642,100	190,655	1991
SUTTON, MA	714,159	187,355	464,203	437,311	901,514	240,378	1993
WORCESTER, MA	275,866	150,472	179,313	247,025	426,338	159,951	1991
FRAMINGHAM, MA	297,568	203,147	193,419	307,296	500,715	208,544	1992
UPTON, MA	428,498	24,611	278,524	174,585	453,109	70,293	1991
WESTBOROUGH, MA	311,808	205,994	202,675	315,127	517,802	212,800	1991
HARWICHPORT, MA	382,653	173,989	248,724	307,918	556,642	189,205	1991
WORCESTER, MA	547,283	205,733	355,734	397,282	753,016	235,235	1991
WORCESTER, MA	978,880	191,413	636,272	534,021	1,170,293	267,944	1991
FITCHBURG, MA	390,276	216,589	253,679	353,186	606,865	223,470	1992
WORCESTER, MA	146,832	140,589	95,441	191,980	287,421	136,050	1991
LEICESTER, MA	266,968	197,898	173,529	291,337	464,866	190,280	1991
NORTH GRAFTON, MA	244,720	35,136	159,068	120,788	279,856	60,870	1991
SOUTHBRIDGE, MA	249,169	62,205	161,960	149,414	311,374	88,122	1993
OXFORD, MA	293,664	9,098	190,882	111,880	302,762	40,616	1993
WORCESTER, MA	284,765	45,285	185,097	144,953	330,050	75,852	1991
ATHOL, MA	164,629	22,016	107,009	79,636	186,645	39,378	1991
FITCHBURG, MA	142,383	194,291	92,549	244,125	336,674	170,832	1992
WORCESTER, MA	271,417	183,331	176,421	278,327	454,748	186,099	1991
ORANGE, MA	301,102	4,015	75,000	230,117	305,117	230,117	1991
FRAMINGHAM, MA	400,449	22,280	260,294	162,435	422,729	65,226	1991
MILFORD, MA		262,436		262,436	262,436	240,508	1991
JONESBORO, AR	2,985,267		330,322	2,654,945	2,985,267	413,179	2007
BELLFLOWER, CA	1,369,511		910,252	459,259	1,369,511	92,374	2007
BENICIA, CA	2,223,362		1,057,519	1,165,843	2,223,362	244,901	2007
COACHELLA, CA	2,234,957		1,216,646	1,018,312	2,234,957	199,462	2007
EL CAJON, CA	1,292,114		779,828	512,286	1,292,114	91,012	2007
FILLMORE, CA	1,354,113		950,061	404,052	1,354,113	80,970	2007
HESPERIA, CA	1,643,449		849,352	794,097	1,643,449	147,128	2007
LA PALMA, CA	1,971,592		1,389,383	582,210	1,971,592	114,847	2007
POWAY, CA	1,439,021			1,439,021	1,439,021	245,287	2007
SAN DIMAS, CA	1,941,008		749,066	1,191,942	1,941,008	202,594	2007
HALEIWA, HI	1,521,648		1,058,124	463,524	1,521,648	114,903	2007

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
HONOLULU, HI	1,538,997		1,219,217	319,780	1,538,997	62,047	2007
HONOLULU, HI	1,768,878		1,192,216	576,662	1,768,878	103,024	2007
HONOLULU, HI	1,070,141		980,680	89,460	1,070,141	27,064	2007
HONOLULU, HI	9,210,707		8,193,984	1,016,724	9,210,707	187,852	2007
KANEOHE, HI	1,977,671		1,473,275	504,396	1,977,671	101,249	2007
KANEOHE, HI	1,363,901		821,691	542,210	1,363,901	112,830	2007
WAIANAE, HI	1,996,811		870,775	1,126,036	1,996,811	202,249	2007
WAIANAE, HI	1,520,144		648,273	871,871	1,520,144	155,798	2007
WAIPAHU, HI	2,458,592		945,327	1,513,264	2,458,592	259,471	2007
COTTAGE HILLS, IL	249,419		26,199	223,220	249,419	51,494	2007
FAIRVIEW HEIGHTS, IL	516,564		78,440	438,124	516,564	87,153	2007
BALTIMORE, MD	2,258,897		721,876	1,537,022	2,258,897	269,077	2007
BALTIMORE, MD	802,414			802,414	802,414	150,454	2007
ELLICOTT CITY, MD	895,049			895,049	895,049	176,655	2007
KERNERSVILLE, NC	296,770		72,777	223,994	296,770	42,986	2007
KERNERSVILLE, NC	638,633		338,386	300,247	638,633	67,365	2007
KERNERSVILLE, NC	608,441		250,505	357,936	608,441	76,631	2007
LEXINGTON, NC	204,139		43,311	160,828	204,139	37,718	2007
MADISON, NC	420,878		45,705	375,174	420,878	74,708	2007
NEW BERN, NC	349,946		190,389	159,557	349,946	41,764	2007
WALKERTOWN, NC	844,749		488,239	356,509	844,749	84,776	2007
WALNUT COVE, NC	1,140,945		513,565	627,380	1,140,945	148,530	2007
WINSTON SALEM, NC	696,397		251,987	444,410	696,397	104,310	2007
BELFIELD, ND	1,232,010		381,909	850,101	1,232,010	277,436	2007
ALLENSTOWN, NH	1,787,116		466,994	1,320,122	1,787,116	256,634	2007
BEDFORD, NH	2,301,297		1,271,171	1,030,126	2,301,297	220,549	2007
HOOKSETT, NH	1,561,628		823,915	737,712	1,561,628	248,366	2007
AUSTIN, TX	2,368,425		738,210	1,630,215	2,368,425	280,208	2007
AUSTIN, TX	462,233		274,300	187,933	462,233	45,644	2007
AUSTIN, TX	3,510,062		1,594,536	1,915,526	3,510,062	333,068	2007
BEDFORD, TX	353,047		112,953	240,094	353,047	62,571	2007
FT WORTH, TX	2,114,924		866,062	1,248,863	2,114,924	242,103	2007
HARKER HEIGHTS, TX	2,051,704		588,320	1,463,384	2,051,704	413,175	2007
HOUSTON, TX	1,688,904		223,664	1,465,240	1,688,904	238,945	2007
KELLER, TX	2,506,573		996,029	1,510,544	2,506,573	275,854	2007
LEWISVILLE, TX	493,734		109,925	383,809	493,734	65,585	2008
MIDLOTHIAN, TX	429,142		71,970	357,172	429,142	79,501	2007
N RICHLAND HILLS, TX	314,246		125,745	188,501	314,246	38,156	2007
SAN MARCOS, TX	1,953,653		250,739	1,702,914	1,953,653	286,027	2007
TEMPLE, TX	2,405,953		1,215,488	1,190,465	2,405,953	222,409	2007
THE COLONY, TX	4,395,696		337,083	4,058,613	4,395,696	643,154	2007
WACO, TX	3,884,407		894,356	2,990,051	3,884,407	561,577	2007
BROOKLAND, AR	1,467,809		149,218	1,318,591	1,467,809	169,326	2007
JONESBORO, AR	868,501		173,096	695,405	868,501	93,852	2007

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
MANCHESTER, NH	261,100	36,404	170,000	127,504	297,504	83,285	1985
DERRY, NH	417,988	16,295	157,988	276,295	434,283	276,295	1987
PLAISTOW, NH	300,406	110,031	244,694	165,743	410,437	165,743	1987
SOMERSWORTH, NH	180,800	60,497	117,700	123,597	241,297	84,514	1985
SALEM, NH	743,200	19,847	484,000	279,047	763,047	152,965	1985
LONDONDERRY, NH	703,100	31,092	457,900	276,292	734,192	156,895	1985
ROCHESTER, NH	939,100	12,337	600,000	351,437	951,437	187,540	1985
HAMPTON, NH	193,103	26,449	135,598	83,954	219,552	83,924	1986
MERRIMACK, NH	151,993	205,823	100,598	257,218	357,816	219,477	1986
NASHUA, NH	197,142	219,639	155,837	260,944	416,781	222,451	1986
PELHAM, NH	169,182	53,497	136,077	86,602	222,679	83,773	1986
PEMBROKE, NH	138,492	174,777	100,837	212,432	313,269	176,893	1986
ROCHESTER, NH	175,188	208,103	95,471	287,820	383,291	254,593	1986
SOMERSWORTH, NH	210,805	15,012	157,520	68,297	225,817	68,297	1986
EXETER, NH	113,285	149,265	65,000	197,550	262,550	195,490	1986
CANDIA, NH	130,000	184,004	80,000	234,004	314,004	232,911	1986
EPPING, NH	170,000	131,403	120,000	181,403	301,403	172,220	1986
EPSOM, NH	220,000	96,022	155,000	161,022	316,022	152,350	1986
MILFORD, NH	190,000	41,689	115,000	116,689	231,689	115,342	1986
PORTSMOUTH, NH	235,000	20,257	150,000	105,257	255,257	105,238	1986
PORTSMOUTH, NH	225,000	228,704	125,000	328,704	453,704	290,841	1986
SALEM, NH	450,000	47,484	350,000	147,484	497,484	145,562	1986
SEABROOK, NH	199,780	19,102	124,780	94,102	218,882	93,990	1986
MCAFEE, NJ	670,900	15,711	436,900	249,711	686,611	135,961	1985
HAMBURG, NJ	598,600	22,121	389,800	230,921	620,721	129,831	1985
WEST MILFORD, NJ	502,200	31,918	327,000	207,118	534,118	122,406	1985
LIVINGSTON, NJ	871,800	30,003	567,700	334,103	901,803	186,868	1985
TRENTON, NJ	373,600	9,572	243,300	139,872	383,172	76,895	1985
WILLINGBORO, NJ	425,800	29,928	277,300	178,428	455,728	106,654	1985
BAYONNE, NJ	341,500	18,947	222,400	138,047	360,447	80,483	1985
CRANFORD, NJ	342,666	29,222	222,400	149,488	371,888	91,652	1985
NUTLEY, NJ		512504.22	329248	183256.22	512504.22	53582	1986
TRENTON, NJ	466,100	13,987	303,500	176,587	480,087	97,841	1985
WALL TOWNSHIP, NJ	336,441	55,709	121,441	270,709	392,150	270,185	1986
UNION, NJ	490,200	41,361	319,200	212,361	531,561	127,829	1985
CRANBURY, NJ	606,700	31,467	395,100	243,067	638,167	140,795	1985
HILLSIDE, NJ	225,000	31,552	150,000	106,552	256,552	106,151	1987
SPOTSWOOD, NJ	466,675	69,036	303,500	232,211	535,711	153,595	1985
LONG BRANCH, NJ	514,300	22,951	334,900	202,351	537,251	115,642	1985
ELIZABETH, NJ	405,800	18,881	264,300	160,381	424,681	91,505	1985
BELLEVILLE, NJ	397,700	39,410	259,000	178,110	437,110	110,971	1985
NEPTUNE CITY, NJ	269,600		175,600	94,000	269,600	48,568	1985
BASKING RIDGE, NJ	362,172	32,960	200,000	195,132	395,132	145,492	1986
DEPTFORD, NJ	281,200	24,745	183,100	122,845	305,945	74,864	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
CHERRY HILL, NJ	357,500	13,879	232,800	138,579	371,379	78,139	1985
SEWELL, NJ	551,912	48,485	355,712	244,685	600,397	149,856	1985
FLEMINGTON, NJ	546,742	17,494	346,342	217,894	564,236	120,714	1985
BLACKWOOD, NJ	401,700	36,736	261,600	176,836	438,436	109,122	1985
TRENTON, NJ	684,650	33,275	444,800	273,125	717,925	157,690	1985
LODI, NJ		1,037,440	587,823	449,617	1,037,440	189,201	1988
EAST ORANGE, NJ	421,508	37,977	272,100	187,385	459,485	116,558	1985
BELMAR, NJ	566,375	24,371	410,800	179,946	590,746	133,422	1985
MOORESTOWN, NJ	470,100	27,064	306,100	191,064	497,164	111,798	1985
SPRING LAKE, NJ	345,500	42,194	225,000	162,694	387,694	103,601	1985
HILLTOP, NJ	329,500	16,758	214,600	131,658	346,258	75,680	1985
CLIFTON, NJ	301,518	6,413	150,000	157,931	307,931	116,359	1987
FRANKLIN TWP., NJ	683,000	30,257	444,800	268,457	713,257	153,286	1985
FLEMINGTON, NJ	708,160	33,072	460,500	280,732	741,232	159,969	1985
CLEMENTON, NJ	562,500	27,581	366,300	223,781	590,081	128,831	1985
ASBURY PARK, NJ	418,966	18,038	272,100	164,904	437,004	94,483	1985
MIDLAND PARK, NJ	201,012	4,080	150,000	55,092	205,092	55,006	1989
PATERSON, NJ	619,548	16,765	402,900	233,413	636,313	129,035	1985
OCEAN CITY, NJ	843,700	113,162	549,400	407,462	956,862	265,218	1985
WHITING, NJ	447,199	3,519	167,090	283,628	450,718	283,281	1989
HILLSBOROUGH, NJ	237,122	7,729	100,000	144,851	244,851	78,578	1985
PRINCETON, NJ	703,100	40,615	457,900	285,815	743,715	167,303	1985
NEPTUNE, NJ	455,726	39,090	293,000	201,816	494,816	123,492	1985
NEWARK, NJ	3,086,592	164,432	2,005,800	1,245,224	3,251,024	725,441	1985
OAKHURST, NJ	225,608	46,405	100,608	171,405	272,013	171,405	1985
BELLEVILLE, NJ	215,468	38,163	149,237	104,394	253,631	103,845	1986
PINE HILL, NJ	190,568	39,918	115,568	114,918	230,486	114,918	1986
TUCKERTON, NJ	224,387	132,864	131,018	226,233	357,251	225,019	1987
WEST DEPTFORD, NJ	245,450	50,295	151,053	144,692	295,745	144,150	1987
ATCO, NJ	153,159	85,853	131,766	107,246	239,012	107,246	1987
SOMERVILLE, NJ	252,717	254,230	200,500	306,447	506,947	235,132	1987
CINNAMINSON, NJ	326,501	24,931	176,501	174,931	351,432	174,567	1987
RIDGEFIELD PARK, NJ	273,549		150,000	123,549	273,549	103,603	1997
BRICK, NJ	1,507,684		1,000,000	507,684	1,507,684	290,351	2000
LAKE HOPATCONG, NJ	1,305,034		800,000	505,034	1,305,034	339,295	2000
BERGENFIELD, NJ	381,590	36,271	300,000	117,861	417,861	117,348	1990
ORANGE, NJ	281,200	24,573	183,100	122,673	305,773	75,156	1985
BLOOMFIELD, NJ	695,000	21,021	371,400	344,621	716,021	344,621	1985
UNION, NJ	287,800		287,800		287,800		1985
SCOTCH PLAINS, NJ	331,063	14,455	214,600	130,918	345,518	75,384	1985
NUTLEY, NJ	433,800	48,677	282,500	199,977	482,477	126,850	1985
PLAINFIELD, NJ	470,100	29,975	306,100	193,975	500,075	114,568	1985
MOUNTAINSIDE, NJ	664,100	31,620	431,700	264,020	695,720	151,362	1985
WATCHUNG, NJ	449,900	20,339	293,000	177,239	470,239	101,024	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
GREEN VILLAGE, NJ	277,900	44,471	127,900	194,471	322,371	193,783	1985
IRVINGTON, NJ	409,700	54,841	266,800	197,741	464,541	128,674	1985
JERSEY CITY, NJ	438,000	51,856	285,200	204,656	489,856	130,804	1985
BLOOMFIELD, NJ	441,900	32,951	287,800	187,051	474,851	112,463	1985
DOVER, NJ	606,700	30,153	395,100	241,753	636,853	139,238	1985
PARLIN, NJ	418,046	29,075	263,946	183,175	447,121	108,694	1985
UNION CITY, NJ	799,500	3,440	520,600	282,340	802,940	147,539	1985
COLONIA, NJ	253,100	3,395	164,800	91,695	256,495	49,018	1985
NORTH BERGEN, NJ	629,527	81,006	409,527	301,006	710,533	194,437	1985
WAYNE, NJ	490,200	21,766	319,200	192,766	511,966	110,117	1985
HASBROUCK HEIGHTS, NJ	639,648	19,648	416,000	243,296	659,296	135,297	1985
COLONIA, NJ	952,200	74,451	620,100	406,551	1,026,651	245,557	1985
OLD BRIDGE, NJ	319,521	24,445	204,621	139,345	343,966	83,712	1985
RIDGEWOOD, NJ	703,100	36,959	457,900	282,159	740,059	162,009	1985
HAWTHORNE, NJ	245,100	10,967	159,600	96,467	256,067	55,143	1985
WAYNE, NJ	474,100	42,926	308,700	208,326	517,026	128,307	1985
WASHINGTON TOWNSHIP, NJ	912,000	21,261	593,900	339,361	933,261	185,446	1985
PARAMUS, NJ	381,700	42,394	248,600	175,494	424,094	111,163	1985
JERSEY CITY, NJ	401,700	43,808	261,600	183,908	445,508	116,194	1985
FORT LEE, NJ	1,245,500	39,408	811,100	473,808	1,284,908	263,681	1985
AUDUBON, NJ	421,800	12,949	274,700	160,049	434,749	88,939	1985
TRENTON, NJ	337,500	69,461	219,800	187,161	406,961	130,142	1985
MAGNOLIA, NJ	329,500	26,488	214,600	141,388	355,988	85,854	1985
BEVERLY, NJ	470,100	24,003	306,100	188,003	494,103	108,434	1985
PISCATAWAY, NJ	269,200	28,232	175,300	122,132	297,432	76,748	1985
WEST ORANGE, NJ	799,500	34,733	520,600	313,633	834,233	178,832	1985
ROCKVILLE CENTRE, NY	350,325	315,779	201,400	464,704	666,104	383,398	1985
GLENDALE, NY	368,625	159,763	235,500	292,888	528,388	208,216	1985
BELLAIRE, NY	329,500	73,358	214,600	188,258	402,858	126,112	1985
BAYSIDE, NY	245,100	202,833	159,600	288,333	447,933	212,772	1985
YONKERS, NY	153,184	67,266	76,592	143,858	220,450	86,396	1987
DOBBS FERRY, NY	670,575	33,706	434,300	269,981	704,281	155,595	1985
NORTH MERRICK, NY	510,350	141,506	332,200	319,656	651,856	206,795	1985
GREAT NECK, NY	500,000	24,468	450,000	74,468	524,468	74,468	1985
GLEN HEAD, NY	462,468	45,355	300,900	206,923	507,823	128,859	1985
GARDEN CITY, NY	361,600	33,774	235,500	159,874	395,374	97,897	1985
HEWLETT, NY	490,200	85,618	319,200	256,618	575,818	147,430	1985
EAST HILLS, NY	241,613	21,070	241,613	21,070	262,683	20,738	1986
YONKERS, NY	111,300	80,000	65,000	126,300	191,300	126,033	1988
LEVITTOWN, NY	502,757	42,113	327,000	217,870	544,870	132,359	1985
LEVITTOWN, NY	546,400	113,057	355,800	303,657	659,457	192,181	1985
ST. ALBANS, NY	329,500	87,250	214,600	202,150	416,750	141,515	1985
RIDGEWOOD, NY	278,372	38,578	250,000	66,950	316,950	35,600	1986
BROOKLYN, NY	626,700	282,677	408,100	501,277	909,377	359,490	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
BROOKLYN, NY	476,816	272,765	306,100	443,481	749,581	357,699	1985
SEAFORD, NY	325,400	83,257	211,900	196,757	408,657	115,664	1985
BAYSIDE, NY	470,100	246,576	306,100	410,576	716,676	285,770	1985
BAY SHORE, NY	188,900	26,286	123,000	92,186	215,186	59,981	1985
ELMONT, NY	360,056	90,633	224,156	226,533	450,689	134,712	1985
WHITE PLAINS, NY	258,600	60,120	164,800	153,920	318,720	106,702	1985
SCARSDALE, NY	257,100	102,632	167,400	192,332	359,732	138,883	1985
EASTCHESTER, NY	614,700	34,500	400,300	248,900	649,200	144,911	1985
NEW ROCHELLE, NY	337,500	51,741	219,800	169,441	389,241	108,677	1985
BROOKLYN, NY	421,800	270,436	274,700	417,536	692,236	301,985	1985
COMMACK, NY	321,400	25,659	209,300	137,759	347,059	83,578	1985
SAG HARBOR, NY	703,600	36,012	458,200	281,412	739,612	162,770	1985
EAST HAMPTON, NY	659,127	39,313	427,827	270,613	698,440	158,240	1985
MASTIC, NY	313,400	110,180	204,100	219,480	423,580	166,653	1985
BRONX, NY	390,200	329,357	251,100	468,457	719,557	345,618	1985
YONKERS, NY	1,020,400	61,875	664,500	417,775	1,082,275	243,822	1985
GLENVILLE, NY	343,723	98,299	219,800	222,222	442,022	158,348	1985
YONKERS, NY	202,826	42,877	144,000	101,703	245,703	95,422	1986
MINEOLA, NY	341,500	34,411	222,400	153,511	375,911	95,375	1985
ALBANY, NY	404,888	104,378	261,600	247,666	509,266	177,376	1985
LONG ISLAND CITY, NY	1,646,307	259,443	1,071,500	834,250	1,905,750	556,087	1985
RENSSELAER, NY	1,653,500	514,444	1,076,800	1,091,144	2,167,944	812,407	1985
RENSSELAER, NY	683,781		286,504	397,277	683,781	130,117	2004
PORT JEFFERSON, NY	387,478	63,743	245,753	205,468	451,221	137,488	1985
SALT POINT, NY		554,243	301,775	252,468	554,243	113,008	1987
ROTTERDAM, NY	140,600	100,399	91,600	149,399	240,999	119,988	1985
OSSINING, NY	231,100	44,049	149,200	125,949	275,149	84,276	1985
ELLENVILLE, NY	233,000	53,690	151,700	134,990	286,690	93,725	1985
CHATHAM, NY	349,133	131,805	225,000	255,938	480,938	189,458	1985
HYDE PARK, NY	253,100	12,015	139,100	126,015	265,115	126,015	1985
SHRUB OAK, NY	1,060,700	81,807	690,700	451,807	1,142,507	271,174	1985
NEW YORK, NY		229,435		229,435	229,435	229,435	1985
BROOKLYN, NY	237,100	125,067	154,400	207,767	362,167	145,648	1985
STATEN ISLAND, NY	301,300	288,603	196,200	393,703	589,903	301,485	1985
STATEN ISLAND, NY	357,904	39,588	230,300	167,192	397,492	106,724	1985
STATEN ISLAND, NY	349,500	176,590	227,600	298,490	526,090	215,579	1985
BRONX, NY	93,817	120,396	67,200	147,013	214,213	136,005	1985
BRONX, NY	104,130	360,410	90,000	374,540	464,540	341,940	1985
PELHAM MANOR, NY	136,791	78,987	75,000	140,778	215,778	139,349	1985
EAST MEADOW, NY	425,000	86,005	325,000	186,005	511,005	158,379	1986
STATEN ISLAND, NY	389,700	88,922	253,800	224,822	478,622	158,486	1985
MERRICK, NY	477,498	77,925	240,764	314,659	555,423	170,863	1987
MASSAPEQUA, NY	333,400	53,696	217,100	169,996	387,096	113,785	1985
TROY, NY	225,000	60,569	146,500	139,069	285,569	100,992	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
BALDWIN, NY	290,923	5,007	151,280	144,650	295,930	89,771	1986
NEW YORK, NY		541,637		541,637	541,637	498,986	1986
MIDDLETOWN, NY	751,200	166,411	489,200	428,411	917,611	263,349	1985
OCEANSIDE, NY	313,400	88,863	204,100	198,163	402,263	119,273	1985
WANTAGH, NY	261,814	85,758	175,000	172,572	347,572	144,520	1985
NORTHPORT, NY	241,100	33,036	157,000	117,136	274,136	76,489	1985
BALLSTON, NY	160,000	134,021	110,000	184,021	294,021	181,975	1986
BALLSTON SPA, NY	210,000	105,073	100,000	215,073	315,073	212,669	1986
COLONIE, NY	245,150	28,322	120,150	153,322	273,472	151,166	1986
DELMAR, NY	150,000	42,478	70,000	122,478	192,478	120,044	1986
FORT EDWARD, NY	225,000	65,739	150,000	140,739	290,739	140,653	1986
QUEENSBURY, NY	225,000	105,592	165,000	165,592	330,592	165,210	1986
HALFMOON, NY	415,000	205,598	228,100	392,498	620,598	388,370	1986
HANCOCK, NY	100,000	109,470	50,000	159,470	209,470	157,398	1986
HYDE PARK, NY	300,000	59,198	175,000	184,198	359,198	184,012	1986
LATHAM, NY	275,000	68,160	150,000	193,160	343,160	189,717	1986
MALTA, NY	190,000	91,726	65,000	216,726	281,726	212,923	1986
MILLERTON, NY	175,000	123,063	100,000	198,063	298,063	197,525	1986
NEW WINDSOR, NY	150,000	94,791	75,000	169,791	244,791	164,520	1986
NISKAYUNA, NY	425,000	35,421	275,000	185,421	460,421	184,910	1986
PLEASANT VALLEY, NY	398,497	115,129	240,000	273,626	513,626	229,071	1986
QUEENSBURY, NY	215,255	65,245	140,255	140,245	280,500	136,775	1986
ROTTERDAM, NY	132,287	166,077	1	298,363	298,364	269,449	1995
SCHENECTADY, NY	225,000	298,103	150,000	373,103	523,103	370,244	1986
S. GLENS FALLS, NY	325,000	58,892	188,700	195,192	383,892	195,192	1986
ALBANY, NY	206,620	87,949	81,620	212,949	294,569	212,352	1986
NEWBURGH, NY	430,766	25,850	150,000	306,616	456,616	300,696	1989
JERICHO, NY		371,039		371,039	371,039	192,233	1998
RHINEBECK, NY	203,658		101,829	101,829	203,658	23,763	2007
PORT EWEN, NY	657,147		176,924	480,223	657,147	119,633	2007
CATSKILL, NY	404,988		354,365	50,623	404,988	8,100	2007
HUDSON, NY	303,741	126,379	151,871	278,249	430,120	147,575	1989
SAUGERTIES, NY	328,668	63,983	328,668	63,983	392,651	63,930	1988
QUARRYVILLE, NY	35,917	168,199	35,916	168,200	204,116	164,640	1988
MENANDS, NY	150,580	60,563	49,999	161,144	211,143	152,147	1988
BREWSTER, NY	302,564	44,393	142,564	204,393	346,957	202,098	1988
VALATIE, NY	165,590	394,981	90,829	469,742	560,571	443,863	1989
CAIRO, NY	191,928	142,895	46,650	288,173	334,823	282,126	1988
RED HOOK, NY		226,787		226,787	226,787	225,169	1991
WEST TAGHKANIC, NY	202,750	117,540	121,650	198,640	320,290	142,882	1986
RAVENA, NY		199,900		199,900	199,900	198,040	1991
SAYVILLE, NY	528,225		300,000	228,225	528,225	113,352	1998
WANTAGH, NY	640,680		370,200	270,480	640,680	134,335	1998
CENTRAL ISLIP, NY	572,244		357,500	214,744	572,244	106,547	1998

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
FLUSHING, NY	516,110		320,125	195,985	516,110	97,167	1998
NORTH LINDENHURST, NY	294866		192000	102866	294866	71924	1998
WYANDANCH, NY	415,414		279,500	135,914	415,414	84,162	1998
NEW ROCHELLE, NY	415,180		251,875	163,305	415,180	80,776	1998
FLORAL PARK, NY	616,700		356,400	260,300	616,700	129,152	1998
RIVERHEAD, NY	723,346		431,700	291,646	723,346	144,706	1998
AMHERST, NY	223,009		173,451	49,558	223,009	33,397	2000
BUFFALO, NY	312,426		150,888	161,538	312,426	85,826	2000
GRAND ISLAND, NY	350,849		247,348	103,501	350,849	63,395	2000
HAMBURG, NY	294,031		163,906	130,125	294,031	59,423	2000
LACKAWANNA, NY	250,030		129,870	120,160	250,030	65,727	2000
LEWISTON, NY	205,000		125,000	80,000	205,000	36,533	2000
TONAWANDA, NY	189,296		147,122	42,174	189,296	19,260	2000
TONAWANDA, NY	263,596	11,493	211,337	63,752	275,089	46,185	2000
WEST SENECA, NY	257,142		184,385	72,757	257,142	33,233	2000
WILLIAMSVILLE, NY	211,972		176,643	35,329	211,972	16,132	2000
ALFRED STATION , NY	714,108		414,108	300,000	714,108	58,000	2006
AVOCA, NY	935,543		634,543	301,000	935,543	58,000	2006
BATAVIA, NY	684,279		364,279	320,000	684,279	61,867	2006
BYRON, NY	969,117		669,117	300,000	969,117	58,000	2006
CASTILE, NY	307,196		132,196	175,000	307,196	33,833	2006
CHURCHVILLE, NY	1,011,381		601,381	410,000	1,011,381	79,267	2006
EAST PEMBROKE, NY	787,465		537,465	250,000	787,465	48,333	2006
FRIENDSHIP, NY	392,517		42,517	350,000	392,517	67,667	2006
NAPLES , NY	1,257,487		827,487	430,000	1,257,487	83,133	2006
ROCHESTER , NY	559,049		159,049	400,000	559,049	77,333	2006
PERRY , NY	1,443,847		1,043,847	400,000	1,443,847	77,333	2006
PRATTSBURG , NY	553,136		303,136	250,000	553,136	48,333	2006
SAVONA , NY	1,314,135		964,136	349,999	1,314,135	67,667	2006
WARSAW , NY	990,259		690,259	300,000	990,259	58,000	2006
WELLSVILLE, NY	247,281			247,281	247,281	47,807	2006
ROCHESTER , NY	823,031		273,031	550,000	823,031	106,757	2006
LAKEVILLE, NY	1,027,783		202,857	824,926	1,027,783	143,449	2008
GREIGSVILLE, NY	1,017,739		202,873	814,866	1,017,739	140,545	2008
ROCHESTER, NY	595,237		305,237	290,000	595,237	36,629	2008
PHILADELPHIA, PA	687,000	25,017	447,400	264,617	712,017	147,353	1985
PHILADELPHIA, PA	237,100	205,495	154,400	288,195	442,595	210,485	1985
ALLENTOWN, PA	357,500	76,385	232,800	201,085	433,885	127,529	1985
NORRISTOWN, PA	241,300	78,419	157,100	162,619	319,719	104,902	1985
BRYN MAWR, PA	221,000	59,832	143,900	136,932	280,832	97,619	1985
CONSHOHOCKEN, PA	261,100	77,885	170,000	168,985	338,985	122,328	1985
PHILADELPHIA, PA	281,200	34,285	183,100	132,385	315,485	83,957	1985
HUNTINGDON VALLEY, PA	421,800	36,439	274,700	183,539	458,239	112,152	1985
FEASTERVILLE, PA	510,200	160,144	332,200	338,144	670,344	237,645	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
PHILADELPHIA, PA	285,200	65,498	185,700	164,998	350,698	116,709	1985
PHILADELPHIA, PA	289,300	50,010	188,400	150,910	339,310	101,382	1985
PHILADELPHIA, PA	405,800	221,269	264,300	362,769	627,069	266,870	1985
PHILADELPHIA, PA	417,800	210,406	272,100	356,106	628,206	243,518	1985
PHILADELPHIA, PA	369,600	276,720	240,700	405,620	646,320	307,989	1985
HATBORO, PA	285,200	61,979	185,700	161,479	347,179	112,889	1985
HAVERTOWN, PA	402,000	22,660	253,800	170,860	424,660	105,176	1985
MEDIA, PA	326,195	24,082	191,000	159,277	350,277	109,833	1985
PHILADELPHIA, PA	389,700	28,006	253,800	163,906	417,706	98,190	1985
PHILADELPHIA, PA	341,500	224,647	222,400	343,747	566,147	243,057	1985
ALDAN, PA	281,200	45,539	183,100	143,639	326,739	93,447	1985
BRISTOL, PA	430,500	82,981	280,000	233,481	513,481	160,982	1985
TREVOSE, PA	215,214	16,382	150,000	81,596	231,596	79,568	1987
HAVERTOWN, PA	265,200	24,500	172,700	117,000	289,700	71,335	1985
ABINGTON, PA	309,300	43,696	201,400	151,596	352,996	99,332	1985
HATBORO, PA	289,300	61,371	188,400	162,271	350,671	113,504	1985
CLIFTON HGTS., PA	428,201	63,403	256,400	235,204	491,604	168,159	1985
ALDAN, PA	433,800	21,152	282,500	172,452	454,952	99,142	1985
SHARON HILL, PA	411,057	39,574	266,800	183,831	450,631	114,764	1985
MEDIA, PA	474,100	5,055	308,700	170,455	479,155	90,513	1985
ROSLYN, PA	349,500	173,661	227,600	295,561	523,161	236,148	1985
CLIFTON HGTS, PA	213,000	46,824	138,700	121,124	259,824	85,172	1985
PHILADELPHIA, PA	369,600	273,642	240,700	402,542	643,242	319,856	1985
MORRISVILLE, PA	377,600	33,522	245,900	165,222	411,122	101,490	1985
PHILADELPHIA, PA	302,999	220,313	181,497	341,815	523,312	302,639	1985
PHOENIXVILLE, PA	413,800	17,561	269,500	161,861	431,361	92,117	1985
LANGHORNE, PA	122,202	69,328	50,000	141,530	191,530	102,275	1987
POTTSTOWN, PA	430,000	48,854	280,000	198,854	478,854	126,355	1985
BOYERTOWN, PA	233,000	5,373	151,700	86,673	238,373	47,379	1985
QUAKERTOWN, PA	379,111	89,812	243,300	225,623	468,923	162,646	1985
SOUDERTON, PA	381,700	172,170	248,600	305,270	553,870	217,289	1985
LANSDALE, PA	243,844	200,458	243,844	200,458	444,302	130,558	1985
FURLONG, PA	175,300	151,150	175,300	151,150	326,450	105,513	1985
DOYLESTOWN, PA	405,800	32,659	264,300	174,159	438,459	105,317	1985
NORRISTOWN, PA	175,300	120,786	175,300	120,786	296,086	74,779	1985
TRAPPE, PA	377,600	44,509	245,900	176,209	422,109	112,555	1985
PARADISE, PA	132,295	151,188	102,295	181,188	283,483	181,188	1986
LINWOOD, PA	171,518	22,371	102,968	90,921	193,889	90,613	1987
READING, PA	750,000	49,125		799,125	799,125	795,101	1989
ELKINS PARK, PA	275,171	17,524	200,000	92,695	292,695	92,020	1990
NEW OXFORD, PA	1,044,707	13,500	18,687	1,039,520	1,058,207	897,511	1996
GLEN ROCK, PA	20,442	166,633	20,442	166,633	187,075	152,918	1961
PHILADELPHIA, PA	1,251,534		813,997	437,537	1,251,534	22,556	2009
ALLISON PARK, PA	1,500,000		850,000	650,000	1,500,000	41,666	2010

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
NEW KENSINGTON	1,375,000		675,000	700,000	1,375,000	20,672	2010
NORTH KINGSTOWN, RI	211,835	25,971	89,135	148,671	237,806	148,649	1985
MIDDLETOWN, RI	306,710	16,364	176,710	146,364	323,074	145,909	1987
WARWICK, RI	376,563	39,933	205,889	210,607	416,496	209,505	1989
PROVIDENCE, RI	231,372	191,647	150,392	272,627	423,019	169,079	1991
EAST PROVIDENCE, RI	2,297,435	568,241	1,495,700	1,369,976	2,865,676	816,592	1985
ASHAWAY, RI	618,609		402,096	216,513	618,609	53,410	2004
EAST PROVIDENCE, RI	309,950	49,546	202,050	157,446	359,496	104,686	1985
PAWTUCKET, RI	212,775	161,188	118,860	255,103	373,963	251,683	1986
WARWICK, RI	434,752	24,730	266,800	192,682	459,482	123,615	1985
CRANSTON, RI	466,100	12,576	303,500	175,176	478,676	96,474	1985
PAWTUCKET, RI	207,100	2,990	154,400	55,690	210,090	44,519	1985
BARRINGTON, RI	490,200	213,866	319,200	384,866	704,066	298,850	1985
WARWICK, RI	253,100	34,400	164,800	122,700	287,500	78,834	1985
N. PROVIDENCE, RI	542,400	61,717	353,200	250,917	604,117	159,337	1985
EAST PROVIDENCE, RI	486,675	13,947	316,600	184,022	500,622	102,050	1985
WAKEFIELD, RI	413,800	39,616	269,500	183,916	453,416	109,369	1985
EPHRATA, PA	183,477	96,937	136,809	143,605	280,414	143,599	1990
DOUGLASSVILLE, PA	178,488	23,321	128,738	73,071	201,809	73,071	1990
POTTSVILLE, PA	162,402	82,769	43,471	201,700	245,171	196,779	1990
POTTSVILLE, PA	451,360	19,361	147,740	322,981	470,721	318,454	1990
LANCASTER, PA	208,677	24,347	78,254	154,770	233,024	154,770	1989
LANCASTER, PA	642,000	17,993	300,000	359,993	659,993	359,993	1989
HAMBURG, PA	219,280	75,745	130,423	164,602	295,025	164,602	1989
READING, PA	182,592	82,812	104,338	161,066	265,404	150,545	1989
MOUNTVILLE, PA	195,635	19,506	78,254	136,887	215,141	136,887	1989
EBENEZER, PA	147,058	88,474	68,804	166,728	235,532	152,007	1989
INTERCOURSE, PA	311,503	81,287	157,801	234,989	392,790	121,762	1989
REINHOLDS, PA	176,520	83,686	82,017	178,189	260,206	169,382	1989
COLUMBIA, PA	225,906	13,206	75,000	164,112	239,112	150,253	1989
OXFORD, PA	191,449	118,321	65,212	244,558	309,770	228,574	1989
EPHRATA, PA	208,604	52,826	30,000	231,430	261,430	186,366	1989
ROBESONIA, PA	225,913	102,802	70,000	258,715	328,715	248,079	1989
KENHORST, PA	143,466	94,592	65,212	172,846	238,058	172,846	1989
NEFFSVILLE, PA	234,761	45,637	91,296	189,102	280,398	188,312	1989
LEOLA, PA	262,890	102,007	131,189	233,708	364,897	136,687	1989
EPHRATA, PA	187,843	9,400	65,212	132,031	197,243	131,400	1989
RED LION, PA	221,719	29,788	52,169	199,338	251,507	199,338	1989
READING, PA	129,284	137,863	65,352	201,795	267,147	181,539	1989
ROTHSVILLE, PA	169,550	25,188	52,169	142,569	194,738	142,569	1989
HANOVER, PA	231,028	13,252	70,000	174,280	244,280	163,623	1989
HARRISBURG, PA	399,016	347,590	198,740	547,866	746,606	375,377	1989
ADAMSTOWN, PA	213,424	108,844	100,000	222,268	322,268	188,085	1989
LANCASTER, PA	308,964	83,443	104,338	288,069	392,407	277,504	1989

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
NEW HOLLAND, PA	313,015	106,839	143,465	276,389	419,854	260,505	1989
CHRISTIANA, PA	182,593	11,178	65,212	128,559	193,771	128,559	1989
WYOMISSING HILLS, PA	319,320	113,176	76,074	356,422	432,496	356,422	1989
LAURELDALE, PA	262,079	15,550	86,941	190,688	277,629	190,122	1989
REIFFTON, PA	338,250	5,295	43,470	300,075	343,545	300,075	1989
W.READING, PA	790,432	68,726	387,641	471,517	859,158	471,517	1989
ARENDTSVILLE, PA	173,759	101,020	32,603	242,176	274,779	226,418	1989
MOHNTON, PA	317,228	56,374	66,425	307,177	373,602	297,035	1989
MCCONNELLSBURG, PA	155,367	145,616	69,915	231,068	300,983	150,109	1989
CRESTLINE, OH	1,201,523		284,761	916,762	1,201,523	102,299	2008
MANSFIELD, OH	921,108		331,599	589,509	921,108	61,760	2008
MANSFIELD, OH	1,950,000		700,000	1,250,000	1,950,000	113,083	2009
MONROEVILLE, OH	2,580,000		485,000	2,095,000	2,580,000	145,425	2009
ROANOKE, VA	91,281	150,495		241,776	241,776	241,778	1990
RICHMOND, VA	120,818	167,895		288,713	288,713	288,713	1990
CHESAPEAKE, VA	1,184,759	32,132	604,983	611,908	1,216,891	184,806	1990
PORTSMOUTH, VA	562,255	17,106	221,610	357,751	579,361	355,347	1990
NORFOLK, VA	534,910	6,050	310,630	230,330	540,960	230,330	1990
ASHLAND, VA	839,997		839,997		839,997		2005
FARMVILLE, VA	1,226,505		621,505	605,000	1,226,505	139,150	2005
FREDERICKSBURG, VA	1,279,280		469,280	810,000	1,279,280	186,300	2005
FREDERICKSBURG, VA	1,715,914		995,914	720,000	1,715,914	165,600	2005
FREDERICKSBURG, VA	1,289,425		798,444	490,981	1,289,425	131,310	2005
FREDERICKSBURG, VA	3,623,228		2,828,228	795,000	3,623,228	182,850	2005
GLEN ALLEN, VA	1,036,585		411,585	625,000	1,036,585	143,750	2005
GLEN ALLEN, VA	1,077,402		322,402	755,000	1,077,402	173,650	2005
KING GEORGE, VA	293,638		293,638		293,638		2005
KING WILLIAM, VA	1,687,540		1,067,540	620,000	1,687,540	142,600	2005
MECHANICSVILLE, VA	1,124,769		504,769	620,000	1,124,769	142,600	2005
MECHANICSVILLE, VA	902,892		272,892	630,000	902,892	144,900	2005
MECHANICSVILLE, VA	1,476,043		876,043	600,000	1,476,043	138,000	2005
MECHANICSVILLE, VA	957,418		324,158	633,260	957,418	182,810	2005
MECHANICSVILLE, VA	193,088		193,088		193,088		2005
MECHANICSVILLE, VA	1,677,065		1,157,065	520,000	1,677,065	119,600	2005
MECHANICSVILLE, VA	1,042,870		222,870	820,000	1,042,870	188,600	2005
MONTPELIER, VA	2,480,686		1,725,686	755,000	2,480,686	173,650	2005
PETERSBURG, VA	1,441,374		816,374	625,000	1,441,374	143,750	2005
RICHMOND, VA	1,131,878		546,878	585,000	1,131,878	134,550	2005
RUTHER GLEN, VA	466,341		31,341	435,000	466,341	100,050	2005
SANDSTON, VA	721,651		101,651	620,000	721,651	142,600	2005
SPOTSYLVANIA, VA	1,290,239		490,239	800,000	1,290,239	184,000	2005
CHESAPEAKE, VA	1,026,115	7,149	407,026	626,238	1,033,264	625,208	1990
BENNINGTON, VT	309,300	154,480	201,400	262,380	463,780	175,902	1985
JACKSONVILLE, FL	559,514		296,434	263,080	559,514	120,137	2000

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent		at Close of Period			Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
Description	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
JACKSONVILLE, FL	485,514		388,434	97,080	485,514	44,330	2000
JACKSONVILLE, FL	196,764		114,434	82,330	196,764	37,595	2000
JACKSONVILLE, FL	201,477		117,907	83,570	201,477	38,165	2000
JACKSONVILLE, FL	545,314		256,434	288,880	545,314	131,919	2000
ORLANDO, FL	867,515		401,435	466,080	867,515	212,840	2000
MISCELLANEOUS	12,456,106	12,760,842	7,587,781	17,629,167	25,216,948	16,594,654	VARIOUS

TOTAL	$427,753,642	$76,833,791	$253,413,033	$251,174,400	$504,587,433	$144,217,313

(1)	Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which the company purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2)	Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from sixteen to twenty-five years for buildings and improvements, or the term of the lease if shorter. Leasehold interests are amortized over the remaining term of the underlying lease.

(3)	The aggregate cost for federal income tax purposes was approximately $412,249,000 at December 31, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)
By:	/s/ Thomas J. Stirnweis
Thomas J. Stirnweis,
Vice President, Treasurer and Chief Financial Officer March 16, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ David B. Driscoll	By:	/s/ Thomas J. Stirnweis
	David B. Driscoll		Thomas J. Stirnweis
	President, Chief Executive Officer and Director		Vice President, Treasurer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	March 16, 2011		March 16, 2011

By:	/s/ Leo Liebowitz	By:	/s/ Philip E. Coviello
	Leo Liebowitz		Philip E. Coviello
	Director and Chairman of the Board		Director
	March 16, 2011		March 16, 2011

By:	/s/ Milton Cooper	By:	/s/ Richard E. Montag
	Milton Cooper		Richard E. Montag
	Director		Director
	March 16, 2011		March 16, 2011

By:	/s/ Howard Safenowitz
Howard Safenowitz
Director
March 16, 2011

EXHIBIT INDEX
GETTY REALTY CORP.
Annual Report on Form 10-K
for the year ended December 31, 2010

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization and Merger, dated as of December 16, 1997 (the “Merger Agreement”) by and among Getty Realty Corp., Power Test Investors Limited Partnership and CLS General Partnership Corp.	Filed as Exhibit 2.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix A To the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.	Filed as Exhibit 3.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix D. to the Joint Proxy/Prospectus that is a part thereof, and incorporated herein by reference.

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.3 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.	Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No.333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (amended and restated as of January 1, 2010), adopted by the Company on April 26, 2010.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2010 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30, 1998.	Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.3**	Asset Purchase Agreement among Power Test Corp. (now known as Getty Properties Corp.), Texaco Inc., Getty Oil Company and Getty Refining and Marketing Company, dated as of December 21, 1984.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.4	Assignment of Trademark Registrations	Filed as Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (File No. 001-13777) and incorporated herein by reference.

10.5*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).	Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.7*	Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change in control.	Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8	Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.	Filed as Exhibit 10.8 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.9	Form of Tax Sharing Agreement between Getty Petroleum Corp (now known as Getty. Properties Corp.) and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.9 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10	Consolidated, Amended and Restated Master Lease Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.10 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.11	Environmental Indemnity Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.12	Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.13	Trademark License Agreement, dated November 2, 2000, between Getty™ Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.14*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.16**	Contract for Sale and Purchase between Getty Properties Corp. and various subsidiaries of Trustreet Properties, Inc. dated as of February 6, 2007.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13777) and incorporated herein by reference.

10.17	Senior Unsecured Credit Agreement dated as of March 27, 2007 with J. P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 (File No. 001-13777) and incorporated herein by reference.

10.18*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.19*	Amendment dated December 31, 2008 to Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change of control. (See Exhibit 10.7).	Filed as Exhibit 10.20 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.20	Unitary Net Lease Agreement between GTY MD Leasing, Inc. and White Oak Petroleum LLC, dated as of September 25, 2009.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

10.21	Loan Agreement among GTY MD Leasing, Inc., Getty Properties Corp., Getty Realty Corp., and TD Bank, dated as of September 25, 2009.	Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

EXHIBIT NO.	DESCRIPTION
32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

(a)	Filed herewith

(b)	Furnished herewith. These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.