Form 10-Q
period 2011-03-31
GETTY REALTY CORP /MD/
filed 2011-05-12
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13777
GETTY REALTY CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	11-3412575

(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)
125 Jericho Turnpike, Suite 103
Jericho, New York 11753
(Address of principal executive offices)
(Zip Code)
(516) 478 – 5400
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
Registrant had outstanding 33,394,175 shares of Common Stock, par value $.01 per share, as of May 10, 2011.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements
GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS:
Real Estate:
Land	$360,929	$253,413
Buildings and improvements	250,268	251,174

	611,197	504,587
Less — accumulated depreciation and amortization	(146,046)	(144,217)

Real estate, net	465,151	360,370
Net investment in direct financing leases	77,251	20,540
Deferred rent receivable (net of allowance of $7,608 at March 31, 2011 and $8,170 at December 31, 2010)	27,345	27,385
Cash and cash equivalents	23,422	6,122
Recoveries from state underground storage tank funds, net	3,982	3,966
Note, mortgages and accounts receivable, net	32,168	1,796
Prepaid expenses and other assets	21,233	6,965

Total assets	$650,552	$427,144

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$160,000	$41,300
Term loan	23,395	23,590
Environmental remediation costs	14,712	14,874
Dividends payable	16,111	14,432
Accounts payable and accrued expenses	33,423	18,013

Total liabilities	247,641	112,209

Commitments and contingencies (notes 2, 3, 5 and 6)
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,175 at March 31, 2011 and 29,944,155 at December 31, 2010	334	299
Paid-in capital	460,190	368,093
Dividends paid in excess of earnings	(57,029)	(52,304)
Accumulated other comprehensive loss	(584)	(1,153)

Total shareholders’ equity	402,911	314,935

Total liabilities and shareholders’ equity	$650,552	$427,144

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2011	2010
Revenues from rental properties	$25,025	$22,449

Operating expenses:
Rental property expenses	3,486	3,216
Impairment charges	994	—
Environmental expenses, net	1,127	1,552
General and administrative expenses	4,885	2,338
Depreciation and amortization expense	2,325	2,391

Total operating expenses	12,817	9,497

Operating income	12,208	12,952

Other income, net	411	121
Interest expense	(1,319)	(1,494)

Earnings from continuing operations	11,300	11,579

Discontinued operations:
Earnings from operating activities	18	16
Gains on dispositions of real estate	68	310

Earnings from discontinued operations	86	326

Net earnings	$11,386	$11,905

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.35	$0.47
Earnings from discontinued operations	$0.00	$0.01
Net earnings	$0.35	$0.48

Weighted-average shares outstanding:
Basic	32,502	24,766
Stock options and restricted stock units	2	3

Diluted	32,504	24,769

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Net earnings	$11,386	$11,905
Other comprehensive income:
Unrealized gain on interest rate swap	569	303

Comprehensive income	$11,955	$12,208

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$11,386	$11,905
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	2,325	2,395
Impairment charges	994	—
Gains from dispositions of real estate	(68)	(310)
Deferred rental revenue, net of allowance	40	(138)
Amortization of above-market and below-market leases	(135)	(173)
Amortization of investment in direct financing lease	89	(73)
Accretion expense	136	165
Stock-based employee compensation expense	143	106
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	63	(242)
Accounts receivable	(60)	(63)
Prepaid expenses and other assets	240	(353)
Environmental remediation costs	(377)	235
Accounts payable and accrued expenses	156	305

Net cash flow provided by operating activities	14,932	13,759

Cash flows from investing activities:
Property acquisitions and capital expenditures	(165,393)	(1,500)
Proceeds from dispositions of real estate	116	639
Decrease in cash held for property acquisitions	60	1,124
(Issuance) collection of note and mortgages receivable	(30,312)	34

Net cash flow provided by (used in) investing activities	(195,529)	297

Cash flows from financing activities:
Borrowings (repayments) under credit agreement, net	118,700	(2,000)
(Repayments) under term loan agreement	(195)	(195)
Cash dividends paid	(14,432)	(11,842)
Credit agreement origination costs	(175)	—
Security deposits received	2,010	72
Net proceeds from issuance of common stock	91,989	—

Net cash flow provided by (used in) financing activities	197,897	(13,965)

Net increase in cash and cash equivalents	17,300	91
Cash and cash equivalents at beginning of period	6,122	3,050

Cash and cash equivalents at end of period	$23,422	$3,141

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$1,343	$1,441
Income taxes, net	65	74
Recoveries from state underground storage tank funds	(133)	(206)
Environmental remediation costs	758	995
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
     Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2010 have also been reclassified to discontinued operations to conform to the 2011 presentation. Discontinued operations for the three months ended March 31, 2011 and 2010 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for the each of the three months ended March 31, 2011 and 2010.
     Unaudited, Interim Financial Statements: The consolidated financial statements are unaudited but, in the Company’s opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

     Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method.

	Three months ended
	March 31,
(in thousands)	2011	2010

Earnings from continuing operations	$11,300	$11,579
Less dividend equivalents attributable to restricted stock units outstanding	(82)	(56)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	11,218	11,523
Discontinued operations	86	326

Net earnings attributable to common shareholders used for basic earnings per share calculation	$11,304	$11,849

Weighted-average number of common shares outstanding:
Basic	32,502	24,766
Stock options	2	3

Diluted	32,504	24,769

Restricted stock units outstanding at the end of the period	171	118

2. LEASES
     The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for the property. The Company leases or subleases approximately twenty of its properties for uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s 1,172 properties are located in 20 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.
     As of March 31, 2011, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company, 813 properties. Eight hundred four of the properties are leased to Marketing under a unitary master lease (the “Master Lease”) and nine properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of 15 years commencing December 9, 2000, and provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). If Marketing elects to exercise any renewal option, Marketing is required to notify us of such election one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases include provisions for 2.0% annual rent escalations. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).
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
     Revenues from rental properties included in continuing operations for the quarters ended March 31, 2011 and 2010 were $25,025,000 and $22,449,000, respectively, of which $15,171,000 and $15,147,000, respectively, were received from Marketing under the Marketing Leases and $9,632,000 and $6,927,000, respectively, were received from other tenants. Rent received and rental property expenses include $919,000 and $812,000 for the three months ended March 31, 2011 and 2010, respectively, for real estate taxes paid by the Company which were reimbursed by Marketing and other tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under a direct financing lease using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $222,000 for the quarter ended March 31, 2011, and $375,000 for the quarter ended March 31, 2010.
     The components of the $77,251,000 net investment in direct financing lease as of March 31, 2011, are minimum lease payments receivable of $185,456,000 plus unguaranteed estimated residual value of $10,828,000 less unearned income of $119,033,000.
3. COMMITMENTS AND CONTINGENCIES
     In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.
     As of March 31, 2011, the Company leased 813, or 69% of its 1,172 properties, on a long-term triple-net basis to Marketing. (See note 2 for additional information). The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (59% for the three months ended March 31, 2011), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 8 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing.)
     On February 28, 2011, OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). The Company is not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge and the Company does not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge or by Cambridge to Lukoil or its subsidiaries in connection with the transfer. Although the Company believes that there are certain contractual relationships between Lukoil and its subsidiaries and Marketing, the Company has not confirmed the existence of such agreements and the Company does not know the terms and conditions of such agreements or the scope or extent of any ongoing contractual or business relationships between Lukoil or its subsidiaries and Cambridge or its subsidiaries, including Marketing.
     The Company did not believe that while Lukoil owned Marketing Lukoil would allow Marketing to fail to meet its obligations under the Marketing Leases. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of additional capital investment or financial support to Marketing in the future that Marketing may require to perform its obligations under the Marketing Leases. The Company cannot predict what impact the transfer of Marketing may have the Company’s business. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions in addition to seeking to modify the terms of the Marketing Leases.
     From time to time when it was owned by Lukoil, the Company held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, the Company commenced discussions with Marketing’s new owners and management. Although Marketing’s new management has indicated a desire to reduce the number of properties its leases from the Company under the Marketing Leases in an effort to improve Marketing’s financial results, such discussions are currently ongoing and the Company does not yet have a definitive understanding of what Marketing’s business strategy under its new ownership is or how it may change in the future. The Company intends to continue its discussions with Marketing and diligently pursue the removal of properties from the Marketing Leases to the extent the Company deems it prudent for it to do so; however, there is no agreement in place providing for removal of a significant number of properties from the Marketing Leases. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. the Company also cannot accurately predict what actions Marketing may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not. During the second quarter of 2011 or thereafter, the Company may be required to significantly increase or decrease the deferred rent receivable reserve, record additional impairment charges related to its properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As of the date of this Form 10-Q, the Company has not yet received Marketing’s unaudited consolidated financial statements for the year ended December 31, 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Based on interim reports the Company has received through 2010, Marketing’s significant losses have continued. The Company continues to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its obligations as they come due in the ordinary course under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts.
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
     The Company cannot predict what impact Marketing’s restructuring, dispute with Bionol, other changes in its business model or other impacts on its business will have on the Company. If Marketing should fail to meet its rental, environmental or other obligations under the Marketing Leases to the Company, such default could lead to a protracted and expensive process for retaking control of the Company’s properties. In addition to the risk of disruption in rent receipts, the Company is subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.

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
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. As of March 31, 2011, Marketing was not operating any of the nine terminals it leases from the Company and had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately 165 of the Company’s retail properties and the Company believes that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated.
     Based in part on the Company’s willingness to negotiate with Marketing for a modification of the Marketing Leases, and its belief that the Marketing Leases will be modified prior to the expiration of the current lease term, the Company believes that it is probable that it will not collect all of the rent due related to properties identified from time to time as being the most likely to be removed from the Marketing Leases. As of March 31, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $20,868,000 and $21,221,000, respectively, which was comprised of a gross deferred rent receivable of $28,476,000 and $29,391,000, respectively, partially offset by a valuation reserve of $7,608,000 and $8,170,000, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified by the Company as being the most likely to be removed from the Marketing Leases. The Company has not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions as of March 31, 2011, the Company continued to believe that it was probable that it will collect the deferred rent receivable related to those remaining properties. It is possible that the deterioration of Marketing’s financial condition may continue, that Marketing may file bankruptcy and seek to reorganize or liquidate its business, or that Marketing may seek a reduction in the rental payments owed under the Marketing Leases in connection with a removal of properties from the Marketing Leases or otherwise. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the second quarter of 2011 or thereafter, the Company may be required to significantly increase or decrease the deferred rent receivable reserve as a result of the potential or actual modification or termination of the Marketing Leases.
     The Company has performed an impairment analysis of the carrying amount of the properties subject to the Marketing Leases from time to time in accordance with GAAP when indicators of impairment exist. The impact to depreciation expense due to adjusting the estimated lives for such long-lived assets was insignificant. During the three months ended March 31, 2011, the Company reduced the carrying amount to fair value, and recorded non-cash impairment charges aggregating $994,000, for certain properties leased to Marketing where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in real estate valuations primarily due to the removal or scheduled removal of underground storage tanks by Marketing. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between marketplace participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at 176 retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, as of March 31, 2011 the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of March 31, 2011. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance would result in an event of default pursuant to each agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Company’s restated senior unsecured revolving credit agreement expiring in March 2012 (the “Credit Agreement”) and the Company’s $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement” or “Term Loan”). It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the second quarter of 2011 or thereafter, the Company may be required to accrue for the Marketing Environmental Liabilities.
     The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as the Company develops a greater understanding of factors relating to the new ownership and management of Marketing, and a clearer understanding of Marketing’s business plan and strategies and its capital resources. It is possible that the deterioration of Marketing’s financial condition may continue, that Marketing may file bankruptcy and seek to reorganize or liquidate its business or that Marketing may continue to pursue seeking a modification of the Marketing Leases, including, removal of either groups of or individual properties from the Marketing Leases, or a reduction in the rental payments owed by Marketing under the Marketing Lease.
     Should the Company’s assessments, assumptions and beliefs made effective as of March 31, 2011 prove to be incorrect, or if circumstances change, the conclusions reached by the Company relating to the following may change (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases, (iii) potential impairment of the properties subject to the Marketing Leases and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Accordingly, it is possible that the Company may be required to (i) increase or decrease the deferred rent receivable reserve related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual filing for bankruptcy protection by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.
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

     The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of March 31, 2011 and December 31, 2010 in connection with this indemnification agreement.
     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997. As of March 31, 2011 and December 31, 2010, the Company had accrued $2,893,000 and $3,273,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.
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
     As of March 31, 2011 and December 31, 2010, the Company maintained a litigation reserve relating to the remaining MTBE case in an amount which it believes was appropriate based on information then currently available. However, the Company is unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.
     The ultimate resolution of the matters related to the Lower Passaic River for which no reserve has been provided for and the MTBE litigation discussed above for an amount above that which has been provided for could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
     Prior to the time the Company’s petroleum marketing business was spun-off to its shareholders in March 1997 (the “Spin-Off”), the Company was self-insured for workers’ compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. As of March 31, 2011 and December 31, 2010, the Company’s consolidated balance sheets included, in accounts payable and accrued expenses, $278,000 relating to self-insurance obligations. The Company estimates its loss reserves for claims, including claims incurred but not reported, by utilizing actuarial valuations provided annually by its insurance carriers. The Company is required to deposit funds for substantially all of these loss reserves with its insurance carriers, and may be entitled to refunds of amounts previously funded, as the claims are evaluated on an annual basis. The Company’s consolidated statements of operations for the three months ended March 31, 2011 include, in general and administrative expenses, a charge of $135,000 for self-insurance loss reserve adjustments. Since the Spin-Off, the Company has maintained insurance coverage subject to certain deductibles.
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
4. CREDIT AGREEMENT, TERM LOAN AGREEMENT AND INTEREST RATE SWAP AGREEMENT
     The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date by an additional year to March 2012. As of March 31, 2011, borrowings under the Credit Agreement were $160,000,000, bearing interest at a rate of 1.31% per annum. The Company had $15,000,000 available under the terms of the Credit Agreement as of March 31, 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of March 31, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings.
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
     The Company is a party to a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of March 31, 2011, borrowings under the Term Loan Agreement were $23,395,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement and could also give rise to an event of default and would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under its Credit Agreement.
     The Company is a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement is intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under the Company’s LIBOR based loan agreements. The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in future cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and as of March 31, 2011 and December 31, 2010, that the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the three months ended March 31, 2011 or 2010 representing the hedge’s ineffectiveness. At March 31, 2011 and December 31, 2010, the Company’s consolidated balance sheets include, in accounts payable and accrued expenses, an obligation for the fair value of the Swap Agreement of $584,000 and $1,153,000, respectively. For the three months ended March 31, 2011 and 2010, the Company has recorded, in accumulated other comprehensive loss in the Company’s consolidated balance sheets, a gain of $569,000, and $303,000, respectively, from the change in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract. The accumulated comprehensive loss of $584,000 recorded as of March 31, 2011 will be recognized as interest expense over the remaining term of the Swap Agreement which expires at the end of the second quarter of 2011.
     The fair value of the Swap Agreement obligation was $584,000, as of March 31, 2011, determined using (i) a discounted cash flow analysis on the expected cash flows of the Swap Agreement, which is based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which are based on unobservable “Level 3” inputs. The fair value of the borrowings outstanding under the Credit Agreement was $156,300,000 as of March 31, 2011. The fair value of the borrowings outstanding under the Term Loan Agreement was $23,300,000 as of March 31, 2011. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve, “Level 2 inputs”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”. As of March 31, 2011, accordingly, the Company classified its valuation of the Swap Agreement in its entirety within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments are not significant to the overall valuation of the Swap Agreement.
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
     Of the 813 properties leased to Marketing as of March 31, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 176 retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.
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

     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of March 31, 2011, the Company had regulatory approval for remediation action plans in place for 217 (92%) of the 237 properties for which it continues to retain environmental responsibility and the remaining 20 properties (8%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at 31 properties where it has received “no further action” letters.
     Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses in the Company’s consolidated statements of operations aggregated $447,000 and $947,000 for the three months ended March 31, 2011 and 2010, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.
     As of March 31, 2011 and December 31, 2010 and 2009, the Company had accrued $14,712,000, $14,874,000 and $16,527,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of March 31, 2011 and December 31, 2010 and 2009, the Company had also recorded $3,982,000, $3,966,000 and $3,882,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $10,908,000 and $12,645,000 as of December 31, 2010 and 2009, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $136,000 and $165,000 of net accretion expense was recorded for the three months ended March 31, 2011 and 2010, respectively, substantially all of which is included in environmental expenses.
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

6. SHAREHOLDERS’ EQUITY
     A summary of the changes in shareholders’ equity for the three months ended March 31, 2011 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL

Balance, December 31, 2010	29,944,155	$299	$368,093	$(52,304)	$(1,153)	$314,935

Net earnings				11,386		11,386

Dividends				(16,111)		(16,111)
Stock-based employee compensation expense	20		143			143

Issuance of common stock	3,450,000	35	91,954			91,989
Net unrealized gain on interest rate swap					569	569

Balance, March 31, 2011	33,394,175	$334	$460,190	$(57,029)	$(584)	$402,911

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2011 or December 31, 2010.
     In the first quarter of 2011, the Company completed a public stock offering of 3,450,000 shares of the Company’s common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,989,000 net proceeds from the issuance of common stock (after related transaction costs of $264,000) was used to repay a portion of the outstanding balance under the Company’s Credit Agreement and the remainder was used for general corporate purposes.
7. PROPERTY ACQUISITIONS
CPD NY SALE/LEASEBACK
     On January 13, 2011, the Company acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. The Company’s total investment in the transaction was $111,300,000, which was financed entirely with borrowings under the Company’s Credit Agreement.
     The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and the Company whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties with the Company. The lease between the Company, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by the Company under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).
     As of March 31, 2011, the Company’s allocation of the purchase price among the assets acquired is preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. The Company continues to evaluate the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations in the second quarter of 2011. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and changes in revenue and expenses, including amortization and other expenses. A change in the final allocation from what is presented may also result in changes in the unaudited pro forma condensed consolidated financial information presented below.
     The Company estimated the fair value of acquired tangible and assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above and below market leases. Based on these estimates, the Company allocated $60,275,000 of the purchase price to land, which is accounted for as an operating lease, net above and below market leases with landlords of $10,018,000 which is accounted for as a deferred asset, net above and below market leases with tenants of $9,652,000 which is accounted for as a deferred liability and $31,390,000 allocated to buildings and equipment, which is accounted for as a direct financing lease. The future contractual minimum annual rent receivable from CPD NY on a calendar year basis is as follows: 2011 — $8,090,000, 2012 — $8,826,000 2013 — $8,826,000, 2014 — $9,090,000, 2015 — $9,090,000, 2016 — $9,090,000 and $86,820,000 thereafter.
     The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property (c) rental income adjustments resulting from the amortization of above market leases with tenants and (d) rent expense adjustments resulting from the amortization of below market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three months ended March 31,
	2011	2010
Revenues	$25,466	$25,677

Net earnings	$11,768	$14,367

Basic and diluted net earnings per common share	$0.36	$0.58
NOURIA SALE/LEASEBACK
     On March 31, 2011, the Company acquired 66 Shell branded gasoline station and convenience store properties located in and around the Greater Boston and Southern New Hampshire area for approximately $86,000,000 million, in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group.
     The 66 properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and Getty Realty Corp. whereby Nouria acquired 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback with Getty of the 66 properties under a long-term triple-net unitary lease having an initial term of 20 years plus renewal options.
     As of March 31, 2011, the Company’s allocation of the purchase price among the assets acquired is preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. The Company continues to evaluate the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations in the second quarter of 2011. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and changes in revenue and expenses, including amortization and other expenses. A change in the final allocation from what is presented may also result in changes in the unaudited pro forma condensed consolidated financial information presented below.
     The Company estimated the fair value of acquired tangible and assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above and below market leases. Based on these estimates, the Company allocated $47,810,000 of the purchase price to land, which is accounted for as an operating lease, net above and below market leases with landlords of $3,781,000, which is accounted for as a deferred asset, net above and below market leases with tenants of $3,638,000, which is accounted for as a deferred liability, $25,370,000 to buildings and equipment, which is accounted for as a direct financing lease and $12,000,000 which is accounted for in notes, mortgages and accounts receivable, net. The future contractual minimum annual rent receivable from Nouria on a calendar year basis is as follows: 2011 — $6,431,000, 2012 — $8,675,000 2013 — $8,812,000, 2014 — $8,952,000, 2015 — $9,095,000, 2016 — $9,240,000 and $131,043,000 thereafter.
     The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property (c) rental income adjustments resulting from the amortization of above market leases with tenants and (d) rent expense adjustments resulting from the amortization of below market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from Nouria reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three months ended March 31,
	2011	2010
Revenues	$27,278	$24,751

Net earnings	$13,268	$13,753

Basic and diluted net earnings per common share	$0.41	$0.56
     The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of Getty Realty Corp. and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property (c) rental income adjustments resulting from the amortization of above market leases with tenants and (d) rent expense adjustments resulting from the amortization of below market leases with landlords . The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three months ended March 31,
	2011	2010
Revenues	$27,711	$27,943

Net earnings	$13,650	$16,215

Basic and diluted net earnings per common share	$0.42	$0.65

8. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     Condensed combining financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 69% of the Company’s properties as of March 31, 2011) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of March 31, 2011 or the property’s use immediately prior to its disposition or third party lease expiration.
     Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the three years and three months ended March 31, 2011. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the 813 properties leased to Marketing as of March 31, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 176 retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 5 for additional information.)
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
     The condensed combining balance sheet of Getty Realty Corp. as of March 31, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$136,578	$224,351	$—	$360,929
Buildings and improvements	151,668	98,229	371	250,268

	288,246	322,580	371	611,197

Less — accumulated depreciation and amortization	(119,392)	(26,451)	(203)	(146,046)

Real estate, net	168,854	296,129	168	465,151
Net investment in direct financing leases	—	77,251	—	77,251
Deferred rent receivable, net	20,868	6,477	—	27,345
Cash and cash equivalents	—	—	23,422	23,422
Recoveries from state underground storage tank funds, net	3,891	91	—	3,982
Note, mortgages and accounts receivable, net	17	30,965	1,186	32,168
Prepaid expenses and other assets	—	18,042	3,191	21,233

Total assets	193,630	428,955	27,967	650,552

LIABILITIES:
Borrowings under credit line	—	—	160,000	160,000
Term loan	—	—	23,395	23,395
Environmental remediation costs	13,624	1,088	—	14,712
Dividends payable	—	—	16,111	16,111
Accounts payable and accrued expenses	917	23,546	8,960	33,423

Total liabilities	14,541	24,634	208,466	247,641

Net assets (liabilities)	$179,089	$404,321	$(180,499)	$402,911

     The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,262	$—	$253,413
Buildings and improvements	152,570	98,233	371	251,174

	289,721	214,495	371	504,587

Less — accumulated depreciation and amortization	(118,784)	(25,241)	(192)	(144,217)

Real estate, net	170,937	189,254	179	360,370
Net investment in direct financing lease	—	20,540	—	20,540
Deferred rent receivable, net	21,221	6,164	—	27,385
Cash and cash equivalents	—	—	6,122	6,122
Recoveries from state underground storage tank funds, net	3,874	92	—	3,966
Mortgages and accounts receivable, net	13	509	1,274	1,796
Prepaid expenses and other assets	—	3,444	3,521	6,965

Total assets	196,045	220,003	11,096	427,144

LIABILITIES:
Borrowings under credit line	—	—	41,300	41,300
Term loan	—	—	23,590	23,590
Environmental remediation costs	13,841	1,033	—	14,874
Dividends payable	—	—	14,432	14,432
Accounts payable and accrued expenses	962	6,953	10,098	18,013

Total liabilities	14,803	7,986	89,420	112,209

Net assets (liabilities)	$181,242	$212,017	$(78,324)	$314,935

     The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$14,810	$10,215	$—	$25,025
Operating expenses:
Rental property expenses	1,417	1,930	139	3,486
Impairment charges	994	—	—	994
Environmental expenses, net	1,101	26	—	1,127
General and administrative expenses	31	1,664	3,190	4,885
Depreciation and amortization expense	1,041	1,274	10	2,325

Total operating expenses	4,584	4,894	3,339	12,817

Operating income (loss)	10,226	5,321	(3,339)	12,208
Other income, net	—	—	411	411
Interest expense	—	—	(1,319)	(1,319)

Earnings (loss) from continuing operations	10,226	5,321	(4,247)	11,300
Discontinued operations:
Earnings (loss) from operating activities	20	(2)	—	18
Gains on dispositions of real estate	68	—	—	68

Earnings (loss) from discontinued operations	88	(2)	—	86

Net earnings (loss)	$10,314	$5,319	$(4,247)	$11,386

     The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues from rental properties	$14,814	$7,635	$—	$22,449
Operating expenses:
Rental property expenses	1,907	1,076	233	3,216
Environmental expenses, net	1,516	36	—	1,552
General and administrative expenses	32	33	2,273	2,338
Depreciation and amortization expense	1,061	1,322	8	2,391

Total operating expenses	4,516	2,467	2,514	9,497

Operating income (loss)	10,298	5,168	(2,514)	12,952
Other income (expense), net	—	—	121	121
Interest expense	—	—	(1,494)	(1,494)

Earnings (loss) from continuing operations	10,298	5,168	(3,887)	11,579
Discontinued operations:
Earnings (loss) from operating activities	31	(15)	—	16
Gains on dispositions of real estate	284	26	—	310

Earnings from discontinued operations	315	11	—	326

Net earnings (loss)	$10,613	$5,179	$(3,887)	$11,905

     The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,314	$5,319	$(4,247)	$11,386
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	1,041	1,274	10	2,325
Impairment charges	994	—	—	994
Gain from dispositions of real estate	(68)	—	—	(68)
Deferred rental revenue	353	(313)	—	40
Amortization of above-market and below-market leases	—	(135)	—	(135)
Amortization of investment in direct financing lease	—	89	—	89
Accretion expense	133	3	—	136
Stock-based employee compensation expense	—	—	143	143
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	60	3	—	63
Mortgages and accounts receivable, net	(4)	(56)	—	(60)
Prepaid expenses and other assets	—	(205)	445	240
Environmental remediation costs	(427)	50	—	(377)
Accounts payable and accrued expenses	(45)	770	(569)	156

Net cash flow provided by (used in) operating activities	12,351	6,799	(4,218)	14,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(165,393)	—	(165,393)
Proceeds from dispositions of real estate	116	—	—	116
Decrease in cash held for property acquisitions	—	—	60	60
(Issuance of) collection of notes and mortgages receivable, net	—	(30,400)	88	(30,312)

Net cash flow provided by (used in) investing activities	116	(195,793)	148	(195,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement, net	—	—	118,700	118,700
Repayments under term loan agreement	—	—	(195)	(195)
Cash dividends paid	—	—	(14,432)	(14,432)
Credit agreement origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,989	91,989
Security deposits received	—	2,010	—	2,010
Cash consolidation — Corporate	(12,467)	186,984	(174,517)	—

Net cash flow (used in) provided by financing activities	(12,467)	188,994	21,370	197,897

Net increase in cash and cash equivalents	—	—	17,300	17,300
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$23,422	$23,422

     The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,613	$5,179	$(3,887)	$11,905
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	1,064	1,323	8	2,395
Impairment charges	—	—	—	—
Gain from dispositions of real estate	(284)	(26)	—	(310)
Deferred rental revenue	324	(462)	—	(138)
Amortization of above-market and below-market leases	—	(173)	—	(173)
Amortization of investment in direct financing leases	—	(73)	—	(73)
Accretion expense	161	4	—	165
Stock-based employee compensation expense	—	—	106	106
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(211)	(31)	—	(242)
Mortgages and accounts receivable, net	(33)	(30)	—	(63)
Prepaid expenses and other assets	—	(174)	(179)	(353)
Environmental remediation costs	(645)	880	—	235
Accounts payable and accrued expenses	274	(251)	282	305

Net cash flow provided by (used in) operating activities	11,263	6,166	(3,670)	13,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(1,500)	—	(1,500)
Proceeds from dispositions of real estate	414	225	—	639
Increase in cash held for property acquisitions	—	—	1,124	1,124
Collection of mortgages receivable, net	—	—	34	34

Net cash flow provided by (used in) investing activities	414	(1,275)	1,158	297

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit agreement, net	—	—	(2,000)	(2,000)
Repayments under term loan agreement, net	—	—	(195)	(195)
Cash dividends paid	—	—	(11,842)	(11,842)
Security deposits received	—	72	—	72
Cash consolidation — Corporate	(11,677)	(4,963)	16,640	—

Net cash flow (used in) provided by financing activities	(11,677)	(5,035)	2,603	(13,965)

Net increase in cash and cash equivalents	—	—	91	91
Cash and cash equivalents at beginning of period	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$3,141	$3,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.
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
Retail Petroleum Marketing Business
     We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010.) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., (“Marketing”) see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)
Marketing and the Marketing Leases
     As of March 31, 2011, Marketing leased from us 804 properties under a unitary master lease (the “Master Lease”) and nine properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term expiring in December 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. If Marketing elects to exercise any renewal option, Marketing is required to notify us of such election one year in advance of the commencement of the renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses. As of March 31, 2011, Marketing was not operating any of the nine terminals it leases from us. Also, as of March 31, 2011, Marketing had removed, or has scheduled removal of the gasoline tanks and related equipment at approximately 165 of our retail properties and we believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results.
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (59% for the three months ended March 31, 2011) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., (“Marketing”) see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)
     On February 28, 2011 OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). We are not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge and we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries in connection with the transfer. Although we believe that there are certain contractual relationships between Lukoil and its subsidiaries and Marketing, we have not confirmed the existence of such agreements and we do not know the terms and conditions of such agreements or the scope or extent of any ongoing contractual or business relationships between Lukoil or its subsidiaries and Cambridge or its subsidiaries, including Marketing.
     We did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Marketing Leases. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of additional capital investment or financial support to Marketing in the future that Marketing may require to perform its obligations under the Marketing Leases. We cannot predict what impact the transfer of Marketing may have on our business. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions in addition to seeking to modify the terms of the Marketing Leases.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Although Marketing’s new management has indicated a desire to reduce the number of properties its leases from us under the Marketing Leases in an effort to improve Marketing’s financial results, such discussions are currently ongoing and we do not yet have a definitive understanding of what Marketing’s business strategy under its new ownership is or how it may change in the future. We intend to continue our discussions with Marketing and diligently pursue the removal of properties from the Marketing Leases to the extent we deem it prudent for us to do so; however, there is no agreement in place providing for removal of a significant number of properties from the Marketing Leases. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. During the second quarter of 2011 or thereafter, we may be required to significantly increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As of the date of this Form 10-Q, we have not yet received Marketing’s unaudited consolidated financial statements for the year ended December 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Based on the interim reports we have received through 2010, Marketing’s significant losses have continued. We continue to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. We cannot predict what impact Lukoil’s transfer of its ownership interest to Cambridge will have on Marketing’s ability and willingness to perform its rental, environmental and other obligations under the Marketing Leases or on our business.
     As of March 31, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.9 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may be significantly higher than our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the three months ended March 31, 2011 were not significantly affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies, its capital resources and we pursue possible modifications to the Marketing Leases. It is possible that we may be required to significantly increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that materially affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
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
     We cannot predict what impact Marketing’s restructuring, dispute with Bionol, other changes in its business model or other impacts on its business will have on us. If Marketing should fail to meet its rental, environmental or other obligations to us, such default could lead to a protracted and expensive process for retaking control of our properties as a result of which, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases.
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
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. As of March 31, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of, underground gasoline storage tanks and related equipment at approximately 165 of our retail properties and we believe that most of these properties are either vacant or provide negative or marginal contribution to Marketing’s results. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated.
     In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the aggregate minimum rent due over the current terms of the Marketing Leases, substantially all of which are scheduled to expire in December 2015, is recognized on a straight-line (or an average) basis rather than when payment contractually is due. We record the cumulative difference between lease revenue recognized under this straight line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheets. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the properties subject of the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change.
     Based in part on our willingness to negotiate with Marketing for a modification of the Marketing Leases, and our belief that the Marketing Leases will be modified prior to the expiration of the current lease term, we believe that it is probable that we will not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of March 31, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $20.9 million and $21.2 million, respectively, which was comprised of a gross deferred rent receivable of $28.5 million and $29.4 million, respectively, partially offset by a valuation reserve of $7.6 million and $8.2 million, respectively. The valuation reserves were estimated based on the deferred rent receivable attributable to properties identified from time to time as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions as of March 31, 2011, we continued to believe that it was probable that we would collect the deferred rent receivables related to those remaining properties. It is possible that the deterioration of Marketing’s financial condition may continue, that Marketing may file bankruptcy and seek to reorganize or liquidate its business, or that Marketing may seek a reduction in the rental payments owed under the Marketing

Leases in connection with a removal of properties from the Marketing Leases or otherwise. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, and a clearer understanding of Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the second quarter of 2011 or thereafter, we may be required to significantly increase or decrease our deferred rent receivable reserve or provide deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at 176 retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, as of March 31, 2011 we continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of March 31, 2011 or December 31, 2010. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our $175.0 million amended and restated senior unsecured revolving Credit Agreement expiring in March 2012 (the “Credit Agreement”) and our $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement”). Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the second quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities.
     We estimate that as of March 31, 2011, the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay range between $13 million and $20 million, of which between $6 million to $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Although we do not have a common understanding with Marketing that would form a basis for modification of the Marketing Leases, if the Marketing Leases are modified to remove any composition of properties, it is not our intention to assume Marketing’s Environmental Liabilities related to the properties that are so removed without adequate consideration from Marketing. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.
     Should our assessments, assumptions and beliefs made effective as of March 31, 2011, prove to be incorrect or if circumstances change, the conclusions reached by us may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. Accordingly, it is possible that during the second quarter of 2011 or thereafter, we may be required to significantly increase or decrease the deferred rent receivable reserve, record additional impairment charges related to the properties subject of the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual bankruptcy filing by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.
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

Supplemental Non-GAAP Measures
     We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable. Beginning in the first quarter of 2011, we revised our definition of AFFO to exclude direct expensed costs related to property acquisitions.
     We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges, property acquisition costs or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Property acquisition costs are expensed, generally in the period when properties are acquired. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.
     Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, impairment charges, property acquisition costs and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases under these leases; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases, (iv) our rental operating expenses (exclusive of impairment charges); (v) our operating expenses (exclusive of direct expensed operating property acquisition costs) and (vi) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.
     A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2011	2010

Net earnings	$11,386	$11,905
Depreciation and amortization of real estate assets	2,325	2,395
Gains from dispositions of real estate	(68)	(310)

Funds from operations	13,643	13,990
Revenue recognition adjustments	(230)	(384)
Impairment charges	994	—
Property acquisition costs	1,986	—

Adjusted funds from operations	$16,393	$13,606

Diluted per share amounts:
Earnings per share	$0.35	$0.48
Funds from operations per share	$0.42	$0.56
Adjusted funds from operations per share	$0.50	$0.55

Diluted weighted-average shares outstanding	32,504	24,769
RESULTS OF OPERATIONS
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
     Revenues from rental properties included in continuing operations increased by $2.6 million to $25.0 million for the three months ended March 31, 2011, as compared to $22.4 million for the three months ended March 31, 2010. We received approximately $15.2 million and $15.1 million for the three months ended March 31, 2011 and March 31, 2010, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $9.6 million for the three months ended March 31, 2011 and $6.9 million for the three months ended March 31, 2010 from other tenants. The increase in rent received for the three months ended March 31, 2011 was primarily due to rental income from 59 properties we acquired from, and leased back to, CPD NY Energy (“CPD”) in January 2011 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing lease using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Revenue Recognition Adjustments included in continuing operations increased rental revenue by $0.2 million for the three months ended March 31, 2011, and $0.4 million for the three months ended March 31, 2010.

     Rental property expenses primarily comprised of rent expense and real estate and other state and local taxes included in continuing operations were $3.5 million for the three months ended March 31, 2011, as compared to $3.2 million for the three months ended March 31, 2010. The increase in rental property expenses for the quarter ended March 31, 2011, as compared to the prior year period, is principally due to $0.2 million of rent expense from the amortization of below-market leases related to properties acquired in 2011.
     Non-cash impairment charges of $1.0 million recorded in the quarter ended March 31, 2011 result from reductions in real estate valuations due to the removal or scheduled removal of underground storage tanks by Marketing or a reduction in the assumed holding period used to test for impairment at additional locations requested by Marketing in March 2011 to be removed from the Master Lease. There were no impairment charges recorded in the quarter ended March 31, 2010.
     Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the three months ended March 31, 2011 decreased by $0.5 million to $1.1 million, as compared to $1.6 million for the three months ended March 31, 2010. The decrease in net environmental expenses for the three months ended March 31, 2011 was primarily due to a lower provision for estimated environmental remediation costs which decreased by $0.4 million to $0.5 million for the three months ended March 31, 2011, as compared to $0.9 million recorded for the three months ended March 31, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.
     General and administrative expenses increased by $2.6 million to $4.9 million for the three months ended March 31, 2011 as compared to $2.3 million recorded for the three months ended March 31, 2010. The increase in general and administrative expenses was principally due to $2.0 million of property acquisition costs and higher corporate overhead expenses recorded in the three months ended March 31, 2011.
     Depreciation and amortization expense included in continuing operations decreased by $0.1 million to $2.3 million for the three months ended March 31, 2011, as compared to $2.4 million for the three months ended March 31, 2010. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.
     As a result, total operating expenses increased by $3.3 million to $12.8 million for the three months ended March 31, 2011, as compared to $9.5 million for the three months ended March 31, 2010.
     Other income, net, included in income from continuing operations was $0.4 million for the three months ended March 31, 2011 and $0.1 million for the three months ended March 31, 2010. The increase in other income is due to interest income related to an $18.4 million ten-year note issued in January 2011. Gains from dispositions of real estate included in discontinued operations was $0.1 million for the three months ended March 31, 2011 and $0.3 million for the three months ended March 31, 2010. Other income, net varies from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in other income reported for one period as compared to prior periods.

     Interest expense decreased by $0.2 million to $1.3 million for the three months ended March 31, 2011, as compared to $1.5 million for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 was due to lower borrowings outstanding and lower weighted average effective interest rates during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The lower average borrowings outstanding was principally due to the repayment of a portion of the outstanding balance of our Credit Agreement with a portion of the net proceeds from public stock offerings of our common stock during the second quarter of 2010 and the first quarter of 2011. The lower weighted average effective interest rates was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below).
     The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was $0.1 million for the three months ended March 31, 2011, as compared to $0.3 million for the three months ended March 31, 2010. The decrease was primarily due to lower gains on dispositions of real estate. For the three months ended March 31, 2011, there was one property disposition. For the three months ended March 31, 2010, there were two property dispositions. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     As a result, earnings from continuing operations decreased by $0.3 million to $11.3 million for the three months ended March 31, 2011, as compared to $11.6 million for the three months ended March 31, 2010 and net earnings decreased by $0.5 million to $11.4 million for the three months ended March 31, 2011, as compared to $11.9 million for the three months ended March 31, 2010. Excluding the $2.0 million of direct costs related to two portfolio acquisitions that the Company closed during the quarter, the Company’s net earnings for the quarter would have increased by $1.5 million to $13.4 million, and net earnings from continuing operations would have increased by $1.7 million to $13.3 million.
     For the three months ended March 31, 2011, FFO decreased by $0.4 million to $13.6 million, as compared to $14.0 million for the three months ended March 31, 2010, and AFFO increased by $2.8 million to $16.4 million, as compared to $13.6 million for the three months ended March 31, 2010. The decrease in FFO for the three months ended March 31, 2011 was primarily due to the changes in net earnings but excludes a $0.1 million decrease in depreciation and amortization expense and a $0.2 million decrease in gains on dispositions of real estate. The increase in AFFO for the three months ended March 31, 2011 also excludes a $0.2 million reduction in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, $1.0 million of impairment charges recorded in the quarter ended March 31, 2011 and $2.0 million of property acquisition expenses recorded in the quarter ended March 31, 2011, (which are included in net earnings and FFO but are excluded from AFFO).
     The calculations of net earnings per share, FFO per share, and AFFO per share for the three months ended March 31, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding used in our per share calculations increased by 7.7 million shares, or 31.2%, for the three months ended March 31, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.35 per share for the three months ended March 31, 2011, as compared to $0.48 per share for the three months ended March 31, 2010. Diluted FFO per share for the three months ended March 31, 2011 was $0.42 per share, as compared to $0.56 per share for the three months ended March 31, 2010. Diluted AFFO per share for the three months ended March 31, 2011 was $0.50 per share, as compared to $0.55 per share for the three months ended March 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity are the cash flows from our operations, funds available under our revolving Credit Agreement that expires in March 2012, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our existing Credit Agreement and available cash and cash equivalents. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the three months ended March 31, 2011 and 2010 were $14.9 million and $13.8 million, respectively. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital and the costs associated with any additional borrowings. We may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our Credit Agreement. In addition, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.
     During the first quarter of 2011, we completed a public stock offering of 3.45 million shares of our common stock. Substantially all of the $92.3 million net proceeds from the offering was used to repay a portion of the outstanding balance under our Credit Agreement and the remainder was used for general corporate purposes.
     We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2012 (on March 10, 2010 we exercised our option to extend the maturity date of the Credit Agreement for one year). We are considering amending and extending the term of the existing Credit Agreement or entering into a new revolving credit agreement. There can be no assurance that before or at the expiration of the Credit Agreement we will be able to amend the existing Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all.
     As of March 31, 2011, borrowings under the Credit Agreement were $160.0 million bearing interest at a rate of 1.31% per annum. We had $15.0 million available under the terms of the Credit Agreement as of

March 31, 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of March 31, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.
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
     We are party to a $45.0 million LIBOR based interest rate Swap Agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), effective through June 30, 2011. The Swap Agreement is intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements. We will be fully exposed to interest rate risk on our aggregate borrowings floating at market rates upon expiration of the Swap Agreement unless we enter into another swap agreement.
     We are party to a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of March 31, 2011, borrowings under the Term Loan Agreement were $23.4 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement.
     Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the three months ended March 31, 2011 and 2010 amounted to $165.4 million, and $1.5 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot accurately predict how periods of illiquidity in the credit markets may impact our access to capital.
     We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our taxable income to shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $14.4 million and $11.8 million for the three months ended March 31, 2011 and 2010, respectively. We presently intend to pay common stock dividends of $0.48 per share each quarter ($1.92 per share, or $64.4 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2010. Due to the developments related to Marketing and the Marketing Leases discussed in “General -Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.48 per share per quarter, if at all.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in its financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.
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
     Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     As of March 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.9 million and the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the three months ended March 31, 2011 and for the year ended December 31, 2010 were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement. (See “— General —Marketing and the Marketing Leases” above for additional information.)
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
     We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of March 31, 2011, we have regulatory approval for remediation action plans in place at 217 (92%) of the 237 properties at which we continue to retain remediation responsibility and the remaining 20 properties (8%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 31 properties where we have received “no further action” letters.
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
     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of March 31, 2011 and December 31, 2010 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at 176 scheduled sites.
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
     As of March 31, 2011, we continued to believe that it was not probable that Marketing will not pay for substantially all of the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to accrue for the Marketing Environmental Liabilities.
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

     As of March 31, 2011, we had accrued $10.7 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $14.7 million of estimated environmental obligations and liabilities offset by $4.0 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $0.6 million and $0.8 million, respectively, for three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010 estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $0.5 million and $0.9 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.
     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of gross expenses aggregating $5.1 million before recoveries from UST funds. Accordingly, the environmental accrual as of March 31, 2011 was increased by $2.0 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of March 31, 2011 was then further increased by $0.8 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.8 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities accrued as of March 31, 2011 would have increased by an aggregate of $0.2 million. However, the aggregate net change in environmental estimates expense recorded during the year ended March 31, 2011 would not have changed significantly if these changes in the assumptions were made effective December 31, 2010.
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

Environmental litigation
     We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997. As of March 31, 2011 and December 31, 2010, we had accrued $2.9 million and $3.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to these and other pending environmental lawsuits and claims.
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: our primary tenant, Marketing, and the Marketing Leases included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Marketing and the Marketing Leases” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; the impact of Lukoil’s transfer of its ownership interest in Marketing on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Marketing Leases; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs regarding Marketing and its operations, including our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our ability to predict if, or when, the Marketing Leases will be modified, what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; what the terms of any agreement for modification of the Marketing Leases may be or what our recourse will be if the Marketing Leases are modified or terminated; our belief that it is not probable that we will not collect all the rent due related to the properties we identified as being most likely to be removed from the Marketing Leases; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement; our ability to re-let properties at market rents or sell properties and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).
     These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described herein, those described in “Marketing and the Marketing Leases” herein, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.
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
     We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of March 31, 2011 under the Credit Agreement and the Term Loan Agreement were $160.0 million and $23.4 million, respectively, bearing interest at a weighted-average rate of 1.6% per annum, or a weighted-average effective rate of 2.8% including the impact of the Swap Agreement discussed below. The weighted-average effective rate is based on (i) $115.0 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, (ii) $23.4 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1% and, (iii) the impact of the Swap Agreement effectively fixing at 5.44% the LIBOR component on $45.0 million of floating rate debt. Our Credit Agreement, which expires in March 2012, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of March 31, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 2.0% the interest rate we pay under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2011 has increased significantly, as compared to December 31, 2010 primarily as a result of $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY and $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, partially offset by the repayment of approximately $92.3 of the borrowings then outstanding under the Credit Agreement with funds primarily received from the proceeds of a 3.45 million share common stock offering. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, seek other sources of debt or equity capital or refinance our outstanding debt.
     We entered into a $45.0 million LIBOR based interest rate Swap Agreement, effective through June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement is intended to hedge $45.0 million of our current exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing loan agreements or future exposure to variable interest rate risk due to borrowing arrangements that may be entered into prior to the expiration of the Swap Agreement. As a result, we are, and will be, exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceed the $45.0 million notional amount of the Swap Agreement. As of March 31, 2011, our aggregate borrowings floating at market rates exceeded the notional amount of the Swap Agreement by $138.4 million. We have not determined if we will enter into other swap agreements either before or after the expiration of the Swap Agreement in June 2011. It is possible that we may significantly change how we manage our interest rate risk in the near future due to, among other factors, the acquisition of properties or seeking other sources of capital.
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
     Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $183.1 million for 2011, an increase in market interest rates of 0.5% for 2011 would decrease our 2011 net income and cash flows by $0.8 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates that is not covered by our $45.0 million interest rate Swap Agreement through the June 2011 and the full amount of such borrowings after the expiration of the Swap Agreement, and assumes that the $160.0 million average outstanding borrowings under the Credit Agreement during the first quarter of 2011 as adjusted to reflect $112.8 million of net incremental borrowings under the Credit Agreement related to the acquisitions and common stock issuance completed in the first quarter of 2011 plus the $23.1 million average scheduled outstanding borrowings for 2011 under the Term Loan Agreement is indicative of our future average borrowings for 2011 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement, with decreases in the outstanding amount under our Term Loan Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.
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
     As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
     There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.
Item 1A. Risk Factors
     There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

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
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. A substantial portion of our revenues (59% for the three months ended March 31, 2011) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 8 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”
     As of the date of this Form 10-Q, we have not yet received Marketing’s unaudited consolidated financial statements for the year ended December 2010. For the year ended December 31, 2009, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Based on the interim reports we have received through 2010, Marketing’s significant losses have continued. We continue to believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is also possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. We cannot predict what impact Lukoil’s transfer of its ownership interest to Cambridge will have on Marketing’s ability and willingness to perform its rental, environmental and other obligations under the Marketing Leases or on our business.
     As of March 31, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.9 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may be significantly higher than our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the three months ended March 31, 2011 were not significantly affected subsequent to the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies, its capital resources and we pursue possible modifications to the Marketing Leases. It is possible that we may be required to increase or decrease the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that materially affect the amounts reported in our financial statements. It is possible also that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
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
     On February 28, 2011, Lukoil, one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge. We are not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge and we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries in connection with the transfer. We do not know if there are any ongoing contractual or business relationships between Lukoil or its subsidiaries .Although we believe that there are certain contractual relationships between Lukoil or its subsidiaries and Marketing, we have not confirmed the existence of such agreements and we do not know the terms and conditions of such agreements or the scope or extent of any ongoing contractual or business relationships between Lukoil or its subsidiaries and Cambridge or its subsidiaries, including Marketing.
     We did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Marketing Lease. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of additional capital investment or financial support to Marketing in the future that Marketing may require to perform its obligations under the Marketing Leases. We cannot predict what impact the transfer of Marketing may have on our business. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganized or liquidate its business or take other actions in addition to seeking to modify the terms of the Marketing Leases.
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
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at 176 retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, as of March 31, 2011 we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we have not accrued for the Marketing Environmental Liabilities as of March 31, 2011 or December 31, 2010. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of indebtedness under the Credit Agreement and Term Loan Agreement. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the second quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities.
     We estimate that as of March 31, 2011, the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay range between $13 million and $20 million, of which between $6 million and $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.
     If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Although Marketing’s new management has indicated a desire to reduce the number of properties its leases from us under the Marketing Leases in an effort to improve Marketing’s financial results, such discussions are currently ongoing and we do not yet have a definitive understanding of what Marketing’s business strategy under its new ownership is or how it may change in the future. We intend to continue our discussions with Marketing and diligently pursue the removal of properties from the Marketing Leases to the extent we deem it prudent for it to do so; however, there is no agreement in place providing for removal of a significant number of properties from the Marketing Leases. Any modification of the Marketing Leases that removes a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot accurately predict if, or when, the Marketing Leases will be modified; what composition of properties, if any, may be removed from the Marketing Leases as part of any such modification; or what the terms of any agreement for modification of the Marketing Leases may be. We also cannot accurately predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. During the second quarter of 2011 or thereafter, we may be required to significantly increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. As of March 31, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 165 of our retail properties and we believe that most of these properties are either vacant or provide negative contribution to Marketing’s results. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated.
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
     For example, we have made judgments regarding the level of environmental reserves and reserves for our deferred rent receivable relating to Marketing and the Marketing Leases and leases with our other tenants. As of March 31, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.9 million and the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but not have accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may be higher than our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the three months ended March 31, 2011 were not materially affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing, Marketing’s business plans, strategies, operating results and its capital resources. It is possible that during the second quarter of 2011 or thereafter, we may be required to significantly increase or decrease our deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
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
     We may be unable to pay dividends.
     Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (1) we would not be able to pay indebtedness as it becomes due in the usual course of business or (2) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective March 31, 2011 are subject to reevaluation and possible change as we develop a greater understanding of factors relating to the new ownership and management of Marketing. (For additional information regarding Marketing and the Marketing Leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases”.) In addition, our Credit Agreement and our Term Loan Agreement prohibit the payments of dividends during certain events of default. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, and our stock price. No assurance can be given that our financial performance in the future will permit our payment of any dividends at the level historically paid, if at all.
Item 4. Other Information
     None.

Item 5. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Unitary Net Lease Agreement between GTY NY Leasing, Inc., and CPD NY Energy Corp., dated January 13, 2011

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

(a)
These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*
Confidential treatment has been sought for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp. (Registrant)
BY: /s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS Vice President, Treasurer and Chief Financial Officer May 12, 2011

BY: /s/ David Driscoll
(Signature)
DAVID DRISCOLL President and Chief Executive Officer May 12, 2011