Form 10-Q
period 2011-06-30
GETTY REALTY CORP /MD/
filed 2011-08-10
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(516) 478 — 5400
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had outstanding 33,394,175 shares of Common Stock, par value $.01 per share, as of August 9, 2011.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements
GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010

Assets:

Real Estate:
Land	$353,422	$253,413
Buildings and improvements	247,777	251,174

	601,199	504,587
Less — accumulated depreciation and amortization	(147,075)	(144,217)

Real estate, net	454,124	360,370

Net investment in direct financing leases	90,231	20,540
Deferred rent receivable (net of allowance of $7,212 as of June 30, 2011 and $8,170 as of December 31, 2010)	27,569	27,385
Cash and cash equivalents	14,941	6,122
Other receivables, net	4,210	4,533
Notes, mortgages and accounts receivable, net	31,996	1,525
Prepaid expenses and other assets	13,771	6,669

Total assets	$636,842	$427,144

Liabilities and Shareholders’ Equity:

Borrowings under credit line	$150,000	$41,300
Term loan	23,200	23,590
Environmental remediation costs	15,000	14,874
Dividends payable	16,111	14,432
Accounts payable and accrued liabilities	29,780	18,013

Total liabilities	234,091	112,209
Commitments and contingencies (notes 2, 3, 5, and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,175 at June 30, 2011 and 29,944,155 at December 31, 2010	334	299
Paid-in capital	460,355	368,093
Dividends paid in excess of earnings	(57,938)	(52,304)
Accumulated other comprehensive loss	—	(1,153)

Total shareholders’ equity	402,751	314,935

Total liabilities and shareholders’ equity	$636,842	$427,144

The accompanying notes are an integral part of these consolidated financial statements.

1

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Revenues from rental properties	$27,126	$21,734	$52,151	$44,173
Interest on notes and mortgages receivable	741	35	1,146	67

Total revenues	27,867	21,769	53,297	44,240

Operating expenses:
Rental property expenses	3,709	2,314	7,192	5,527
Impairment charges	1,513	—	2,507	—
Environmental expenses, net	1,326	1,332	2,453	2,884
General and administrative expenses	2,736	1,820	7,621	4,158
Depreciation and amortization expense	2,204	2,405	4,528	4,794

Total operating expenses	11,488	7,871	24,301	17,363

Operating income	16,379	13,898	28,996	26,877

Other income (expense), net	(49)	18	(43)	107
Interest expense	(1,346)	(1,322)	(2,665)	(2,816)

Earnings from continuing operations	14,984	12,594	26,288	24,168

Discontinued operations:
Earnings (loss) from operating activities	(13)	37	1	58
Gains from dispositions of real estate	231	1,328	299	1,638

Earnings from discontinued operations	218	1,365	300	1,696

Net earnings	$15,202	$13,959	$26,588	$25,864

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.45	$0.46	$0.79	$0.93
Earnings from discontinued operations	$0.01	$0.05	$0.01	$0.07
Net earnings	$0.45	$0.51	$0.80	$0.99

Weighted-average shares outstanding:
Basic	33,394	27,150	32,948	25,958
Stock options and restricted stock units	1	2	2	2

Diluted	33,395	27,152	32,950	25,960

The accompanying notes are an integral part of these consolidated financial statements.

2

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net earnings	$15,202	$13,959	$26,588	$25,864
Other comprehensive income:
Unrealized gain on interest rate swap	584	545	1,153	848

Comprehensive income	$15,786	$14,504	$27,741	$26,712

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$26,588	$25,864
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	4,530	4,804
Impairment charges	2,507	—
Gains from dispositions of real estate	(319)	(1,638)
Deferred rental revenue, net of allowance	(184)	(159)
Amortization of above-market and below-market leases	(262)	(343)
Accretion expense	296	345
Stock-based employee compensation expense	311	231
Changes in assets and liabilities:
Other receivables, net	220	(329)
Net investment in direct financing leases	211	(157)
Accounts receivable	65	156
Prepaid expenses and other assets	75	(323)
Environmental remediation costs	(330)	266
Accounts payable and accrued liabilities	(397)	(136)

Net cash flow provided by operating activities	33,311	28,581

Cash flows from investing activities:
Property acquisitions and capital expenditures	(166,594)	(4,662)
Proceeds from dispositions of real estate	784	2,739
Decrease in cash held for property acquisitions	60	2,243
Issuance of notes and mortgages receivable	(30,640)	—
Collection of notes and mortgages receivable	307	72

Net cash flow provided by (used in) investing activities	(196,083)	392

Cash flows from financing activities:
Borrowings under credit agreement	231,253	29,000
Repayments under credit agreement	(122,553)	(135,200)
Repayments under term loan agreement	(390)	(390)
Payments of cash dividends	(30,543)	(23,625)
Payments of loan origination costs	(175)	—
Security deposits received	2,013	78
Net proceeds from issuance of common stock	91,986	108,205

Net cash flow provided by (used in) financing activities	171,591	(21,932)

Net increase in cash and cash equivalents	8,819	7,041
Cash and cash equivalents at beginning of period	6,122	3,050

Cash and cash equivalents at end of period	$14,941	$10,091

Supplemental disclosures of cash flow information
Interest paid	$2,466	$2,763
Income taxes paid, net	146	252
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
     Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires the Company’s management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, net investment in direct financing leases, recoveries from state underground storage tank (“UST” or ‘USTs”) funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.
     Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three and six months ended June 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. Discontinued operations for the three and six months ended June 30, 2011 and 2010 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for the each of the three and six months ended June 30, 2011 and 2010.
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Earnings from continuing operations	$14,984	$12,594	$26,288	$24,168
Less dividend equivalents attributable to restricted stock units outstanding	(82)	(56)	(164)	(112)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	14,902	12,538	26,124	24,056
Discontinued operations	218	1,365	300	1,696

Net earnings attributable to common shareholders used for basic earnings per share calculation	$15,120	$13,903	$26,424	$25,752

Weighted-average number of common shares outstanding:
Basic	33,394	27,150	32,948	25,958
Stock options	1	2	2	2

Diluted	33,395	27,152	32,950	25,960

Restricted stock units outstanding at the end of the period	171	118	171	118

2. LEASES
     The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for the property. The Company leases or subleases approximately twenty of its properties for uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s 1,163 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.
     As of June 30, 2011, Getty Petroleum Marketing Inc. (“Marketing”) leased 804 properties from the Company. Seven hundred ninety-five of the properties are leased to Marketing pursuant to a unitary master lease (the “Master Lease”) and nine properties are leased under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term of 15 years commencing December 9, 2000, and provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). Marketing is required to notify us of its election to exercise a renewal option one year in advance of the commencement of such renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all, and not less than all, of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases include provisions for 2.0% annual rent escalations. (See note 9 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).

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
     Revenues from rental properties included in continuing operations for the quarter and six months ended June 30, 2011 were $27,126,000 and $52,151,000, respectively, of which $14,638,000 and $29,809,000, respectively, were received from Marketing under the Marketing Leases and $11,721,000 and $21,353,000, respectively, were received from other tenants. Revenues from rental properties included in continuing operations for the quarter and six months ended June 30, 2010 were $21,734,000 and $44,173,000, respectively, of which $15,126,000 and $30,273,000, respectively, were received from Marketing under the Marketing Leases and $6,346,000 and $13,263,000, respectively, were received from other tenants. Rent received and rental property expenses included $681,000 for the quarter ended June 30, 2011, $221,000 for the quarter ended June 30, 2010, $1,600,000 for the six months ended June 30, 2011 and $1,033,000 for the six months ended June 30, 2010 for real estate taxes paid by the Company which were reimbursed by tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or an average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $767,000 and $989,000 for the quarter and six months ended June 30, 2011, and increased rental revenue by $262,000 and $637,000 for the quarter and six months ended June 30, 2010.
     The components of the $90,231,000 net investment in direct financing lease as of June 30, 2011, are minimum lease payments receivable of $216,152,000 plus unguaranteed estimated residual value of $11,721,000 less unearned income of $137,642,000.
3. COMMITMENTS AND CONTINGENCIES
     In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.
     As of June 30, 2011, the Company leased 804, or 69% of its 1,163 properties, on a long-term triple-net basis to Marketing. (See note 2 for additional information). The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s rental revenues (52% for the three months ended June 30, 2011), are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its obligations under the Marketing Leases may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 9 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing.)
     On August 8, 2011, the Company was informed by Marketing that based on Marketing’s distressed financial position, weakness in operating margins, and cash flow deficiencies, it was unlikely to be able to pay full rent for August. Although Marketing described various contingencies which, if resolved favorably, may allow for payment of full or partial rent for August, the Company can provide no assurances that Marketing will meet its current or future rental or other obligations under the Marketing Leases. The Company issued a contractual notice of default to Marketing as a result of Marketing’s non-payment of rent, and the Company intends to continue discussions with Marketing while the Company evaluates its options regarding this matter.
     For the year ended December 31, 2010, Marketing’s preliminary results showed a significant loss, continuing a trend of reporting large losses in recent years. The Company has not received any interim financial statements from Marketing for 2011. The Company believes that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its obligations as they come due in the ordinary course under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. It is possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions including seeking to modify the terms of the Marketing Leases. During the third quarter of 2011 or thereafter, the Company may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to its properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
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
     The Company did not believe that while Lukoil owned Marketing Lukoil would allow Marketing to fail to meet its obligations under the Marketing Leases. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of additional capital investment or financial support to Marketing that Marketing may require to perform its obligations under the Marketing Leases. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions including seeking to modify the terms of the Marketing Leases.

     In November 2009, Marketing announced a restructuring of its business. Marketing announced that the restructuring included the sale of all assets unrelated to the properties it leases from the Company, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Marketing sold certain assets unrelated to the properties it leases from the Company to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. As part of the restructuring, Marketing paid off debt which had been guaranteed or held by Lukoil with proceeds from the sale of assets to Lukoil affiliates. Notwithstanding Marketing’s statement that its restructuring included the sale of all assets unrelated to the properties it leases from the Company, the Company has concluded, in part based on the Marketing/Bionol contract dispute described below, that Marketing retained certain assets, liabilities and business matters unrelated to the properties it leases from the Company.
     In July 2011, an arbitration panel that had been convened to hear a contractual dispute which commenced in 2010 between Marketing and Bionol Clearfield LLC (“Bionol”) issued an award in favor of Bionol for approximately $230.0 million. Marketing has filed a motion to vacate this award. The contractual dispute relates to a five-year contract under which Marketing agreed to purchase, at formula-based prices, substantially all of the ethanol production from Bionol’s ethanol plant in Pennsylvania. The Company is not in a position to evaluate the strength of the positions taken by Marketing with respect to its motion to vacate, and the Company cannot predict the actions that may be taken by Marketing or Bionol with respect to the award, or the timing of any such actions, including as to settlement or enforcement. Also in July 2011 Bionol announced that it, along with its affiliates, Bioenergy Holdings LLC and Bionol Holdings LLC, filed a voluntary petition for Chapter 7 relief in the United States Bankruptcy Court in Delaware. The Company cannot predict what impact Bionol’s Chapter 7 liquidation filing may have on its dispute with Marketing or what actions the Trustee may take to collect on or settle the award or whether the Trustee may pursue other possible remedies. The ultimate resolution of this matter may materially adversely affect Marketing’s financial condition and its ability to meet its obligations to the Company as they become due under the terms of the Marketing Leases. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business.

     From time to time when it was owned by Lukoil, the Company held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, the Company commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties it leases from the Company under the Marketing Leases in an effort to improve Marketing’s financial results. As a result of these recent discussions, the Company started to pursue the removal of individual properties from the Marketing Leases on a case-by-case basis. The Company intended on focusing this initiative on the removal from the Marketing Leases of terminal properties which are not being operated by Marketing and approximately 165 of the Company’s retail properties which have had or are scheduled to have the gasoline tanks and related equipment removed, and which, the Company believes, are either vacant or provide negative or marginal contribution to Marketing’s results. The Company intended to remove these properties from the Marketing Leases pursuant to individual lease modification agreements executed on a property-by-property basis which the Company expected would allow for the sale and removal of the subject property from the Marketing Leases and a reduction of the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property. While the Company had a general understanding with Marketing allowing for increased activity intended to remove properties from the Marketing Leases on mutually agreeable terms, there was and is no agreement in place providing for the removal of a significant number of properties from the Marketing Leases. In view of the recent nonpayment by Marketing of its August 2011 rent and the Company’s subsequent discussion with Marketing, the Company is reevaluating its options related to the removal of properties from the Master Lease. Any modification of the Marketing Leases that result in the removal of a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot predict if or when the properties will be removed from Marketing Leases; what composition of properties, if any, may be removed from the Marketing Leases; or what the terms of any agreement for modification of the Marketing Leases or agreements for the removal of individual properties from the Marketing Leases may be. The Company also cannot predict what actions Marketing may take, and what the Company’s recourse may be, whether the Marketing Leases are modified or not. The Company cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Marketing Leases, may change in the future. During the third quarter of 2011 or thereafter, the Company may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to its properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     The Company intends either to re-let or sell properties removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. The Company intends to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time the Company will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although the Company is the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand and has prior experience with tenants who operate their convenience stores, automotive repair services or other businesses at its properties; in the event that properties are removed from the Marketing Leases, the Company cannot predict if, when, or on what terms, such properties could be re-let or sold.
     Based in part on the Company’s willingness to modify and remove properties from the Marketing Leases prior to the expiration of the current lease term, and the Company’s intent to pursue the removal of retail and terminal properties from the Marketing Leases, the Company believes that it is probable that it will not collect all of the rent due related to properties identified from time to time as being the most likely to be removed from the Marketing Leases. As of June 30, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $20,409,000 and $21,221,000, respectively, which was comprised of a gross deferred rent receivable of $27,621,000 and $29,391,000, respectively, partially offset by a valuation reserve of $7,212,000 and $8,170,000, respectively. The valuation reserves were estimated as of such dates based on the deferred rent receivable attributable to properties identified by the Company as being the most likely to be removed from the

Marketing Leases. The Company has not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on its assessments and assumptions as of June 30, 2011, the Company continued to believe that it was probable that it will collect the deferred rent receivable related to those remaining properties. It is possible that as a result of the continued deterioration of Marketing’s financial condition, that Marketing may file bankruptcy and seek to reorganize or liquidate its business, or seek a deferral or reduction in the rental payments owed under the Marketing Leases in connection with a removal of properties from the Marketing Leases or otherwise. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, the Company may be required to significantly increase the deferred rent receivable reserve as a result of the potential or actual modification or termination of the Marketing Leases.
     The Company has performed an impairment analysis of the carrying amount of its properties (including the properties subject to the Marketing Leases) from time to time in accordance with GAAP when indicators of impairment exist. During the six months ended June 30, 2011, the Company reduced the carrying amount to fair value, and recorded non-cash impairment charges aggregating $2,507,000 (of which $994,000 was attributable to certain properties leased to Marketing and $1,513,000 was attributable to certain properties leased to other tenants) where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges related to the properties leased to Marketing were attributable to reductions in real estate valuations primarily due to the removal or scheduled removal of underground storage tanks by Marketing. The non-cash impairment charges related to properties leased to other tenants resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). However, the Company continues to have ongoing environmental remediation obligations at 176 retail sites and for certain pre-existing conditions at six of the terminals the Company leases to Marketing. If

Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. The Company does not maintain pollution legal liability insurance to protect it from potential future claims for Marketing Environmental Liabilities. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, as of June 30, 2011 the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2011. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance would result in an event of default pursuant to each agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Company’s restated senior unsecured revolving credit agreement expiring in March 2012 (the “Credit Agreement”) and the Company’s $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement” or “Term Loan”). It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, the Company may be required to accrue for the Marketing Environmental Liabilities.
     The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change based on various factors including as the Company considers its options regarding Marketing’s non-payment of August rent and as it develops a greater understanding of Marketing’s business plan and strategies and its capital resources. It is possible that the deterioration of Marketing’s financial condition may continue, that Marketing may file bankruptcy and seek to reorganize or liquidate its business or that Marketing may continue to pursue seeking a modification of the Marketing Leases, including, removal of either groups of or individual properties from the Marketing Leases, or a reduction in the rental payments owed by Marketing under the Marketing Lease.
     Should the Company’s assessments, assumptions and beliefs made effective as of June 30, 2011 prove to be incorrect, and as the Company considers its options regarding Marketing’s non-payment of August rent or as circumstances change, the conclusions reached by the Company relating to the following may change (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases, (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases, (iii) potential impairment of the properties subject to the Marketing Leases and, (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. The Company intends to regularly review its assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as the Company considers its options regarding Marketing’s non-payment of August rent and as it develops a greater understanding of Marketing’s business plan and strategies and its capital resources. Accordingly, it is possible that the Company may be required to (i) increase the deferred rent receivable reserve related to the properties subject to the Marketing Leases, (ii) record an additional impairment charge related to the properties subject to the Marketing Leases, or (iii) accrue for Marketing Environmental Liabilities that the Company believes are allocable to Marketing under the Marketing Leases and various other agreements as a result of the potential or actual filing for bankruptcy protection by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in its Credit Agreement and its Term Loan Agreement.
     The Company cannot provide any assurance that Marketing will meet its rental, environmental or other obligations under the Marketing Leases. Marketing’s failure to meet its rental, environmental or other obligations under the Marketing Leases to the Company can lead to a protracted and expensive process for retaking control of the Company’s properties. In addition to the risk of disruption in rent receipts, the Company is subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases. If Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if the Company changes its assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
     The Company has also agreed to provide limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of June 30, 2011 and December 31, 2010 in connection with this indemnification agreement.
     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997. As of June 30, 2011 and December 31, 2010, the Company had accrued $2,893,000 and $3,273,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.
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
     During 2010, the Company was defending against 53 lawsuits brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During the quarter ended March 31, 2010, the Company agreed to, and subsequently paid, $1,725,000 to settle two plaintiff classes covering 52 of the 53 pending cases. Presently, the Company remains a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.
     As of June 30, 2011 and December 31, 2010, the Company maintained a litigation reserve relating to the remaining MTBE case in an amount which it believes was appropriate based on information then currently available. However, the Company is unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.
     The ultimate resolution of the matters related to the Lower Passaic River for which no reserve has been provided for and the MTBE litigation discussed above for an amount above that which has been provided for could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.
4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT
     The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date by an additional year to March 2012. As of June 30, 2011, borrowings under the Credit Agreement were $150,000,000, bearing interest at a rate of 1.2688% per annum. The Company had $25,000,000 available under the terms of the Credit Agreement as of June 30, 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of June 30, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings.
     The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.0%) the interest rate the Company pays under the Credit Agreement and prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Term Loan Agreement described below. The Company may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if it does not have access to funds under its Credit Agreement or as a result of acceleration of its indebtedness under the Credit Agreement or Term Loan Agreement.
     The Company is a party to a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of June 30, 2011, borrowings under the Term Loan Agreement were $23,200,000 bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.0%) the interest rate the Company pays under the Term Loan Agreement and could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement and could also give rise to an event of default and would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under its Credit Agreement. The Company may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if it does not have access to funds under its Credit Agreement or as a result of acceleration of its indebtedness under the Credit Agreement or Term Loan Agreement.
     The fair value of the borrowings outstanding under the Credit Agreement was $147,400,000 as of June 30, 2011. The fair value of the borrowings outstanding under the Term Loan Agreement was $23,200,000 as of June 30, 2011. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of the Company that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs”.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, as of June 30, 2011 the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2011. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance would result in an event of default pursuant to each agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Company’s restated senior unsecured revolving credit agreement expiring in March 2012 (the “Credit Agreement”) and the Company’s $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement” or “Term Loan”). The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as the Company considers its options regarding Marketing’s non-payment of August rent and as it develops a greater understanding of Marketing’s business plan and strategies and its capital resources. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, the Company may be required to accrue for the Marketing Environmental Liabilities.
5. INTEREST RATE SWAP AGREEMENT
     The Company was a party to a $45,000,000 LIBOR based interest rate swap which expired on June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, a portion of the LIBOR component of the interest rate determined under the Company’s LIBOR based loan agreements. The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and throughout its term, that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings representing the hedge’s ineffectiveness. At December 31, 2010, the Company’s consolidated balance sheet included in accounts payable and accrued liabilities $1,153,000 for the fair value of the Swap Agreement which expired on June 30, 2011. For the six months ended June 30, 2011 and 2010, the Company has recorded, in accumulated other comprehensive loss in the Company’s consolidated balance sheets, a gain of $1,153,000, and $848,000, respectively, from the changes in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract.
     The fair values of the Swap Agreement obligation were determined using (i) discounted cash flow analyses on the expected cash flows of the Swap Agreement, which were based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which were based on unobservable “Level 3” inputs.

The Company classified its valuations of the Swap Agreement entirely within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments were not significant to the overall valuations of the Swap Agreement.
6. ENVIRONMENTAL EXPENSES
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
     Of the 804 properties leased to Marketing as of June 30, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 176 retail properties that have not achieved Closure and are scheduled in the Master Lease. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.
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
     Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of June 30, 2011, the Company had regulatory approval for remediation action plans in place for 216 (92%) of the 236 properties for which it continues to retain environmental responsibility and the remaining 20 properties (8%) remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at 32 properties where it has received “no further action” letters.
     Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses included in continuing operations in the Company’s consolidated statements of operations aggregated $1,358,000 and $1,928,000 for the six months ended June 30, 2011 and 2010, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.
     As of June 30, 2011 and December 31, 2010 and 2009, the Company had accrued $15,000,000, $14,874,000 and $16,527,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of June 30, 2011 and December 31, 2010 and 2009, the Company had also recorded $3,906,000, $3,966,000 and $3,882,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $10,908,000 and $12,645,000 as of December 31, 2010 and 2009, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $296,000 and $345,000 of net accretion expense was recorded for the six months ended June 30, 2011 and 2010, respectively, substantially all of which is included in environmental expenses.
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
7. SHAREHOLDERS’ EQUITY
     A summary of the changes in shareholders’ equity for the six months ended June 30, 2011 is as follows (in thousands, except share amounts):

				DIVIDENDS	ACCUMULATED
				PAID	OTHER
	COMMON STOCK		PAID-IN	IN EXCESS	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL

Balance, December 31, 2010	29,944,155	$299	$368,093	$(52,304)	$(1,153)	$314,935

Net earnings				26,588		26,588

Dividends				(32,222)		(32,222)
Stock-based employee compensation expense	20		311			311
Issuance of common stock	3,450,000	35	91,951			91,986
Net unrealized gain on interest rate swap					1,153	1,153

Balance, June 30, 2011	33,394,175	$334	$460,355	$(57,938)	$—	$402,751

     The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2011 or December 31, 2010.
     In the first quarter of 2011, the Company completed a public stock offering of 3,450,000 shares of the Company’s common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,986,000 net proceeds from the issuance of common stock (after related transaction costs of $267,000) was used to repay a portion of the outstanding balance under the Company’s Credit Agreement and the remainder was used for general corporate purposes.
8. PROPERTY ACQUISITIONS
CPD NY SALE/LEASEBACK
     On January 13, 2011, the Company acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. The Company’s total investment in the transaction was $111,621,000 including acquisition costs, which was financed entirely with borrowings under the Company’s Credit Agreement.

     The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and the Company whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with the Company. The lease between the Company, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by the Company under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).
     The Company accounted for this transaction as a business combination. As of June 30, 2011, the Company’s allocation of the purchase price among the assets acquired and liabilities assumed is preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations remain preliminary and may not be indicative of the final allocations. The Company’s preliminary purchase price allocation as of June 30, 2011 differs by immaterial amounts from the preliminary purchase price allocation recorded as of March 31, 2011. The Company continues to evaluate the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations in the third quarter of 2011. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and liabilities and changes in revenue and expenses, including amortization and other expenses. A change in the final allocation from what is presented may also result in changes in the unaudited pro forma condensed consolidated financial information presented below.
     The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above and below market leases. Based on these preliminary estimates, the Company allocated $60,641,000 of the purchase price to land, which is accounted for as an operating lease, net above and below market leases related to leasehold interests with landlords of $953,000 which is accounted for as a deferred asset, net above and below market leases related to leasehold interests with tenants of $2,750,000 which is accounted for as a deferred liability, $38,955,000 allocated to buildings and equipment, which is accounted for as a direct financing lease and capital lease assets, and $18,400,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, the Company also recorded capital lease obligations aggregating $5,768,000. The Company also incurred transaction costs of $1,190,000 directly related to the acquisition. The future contractual minimum annual rent receivable from CPD NY on a calendar year basis is as follows: 2011 — $8,090,000, 2012 — $8,826,000 2013 — $8,826,000, 2014 — $9,090,000, 2015 — $9,090,000, 2016 — $9,090,000 and $86,820,000 thereafter.
NOURIA SALE/LEASEBACK
     On March 31, 2011, the Company acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. The Company’s total investment in the transaction was

$86,167,000 including acquisition costs, which was financed entirely with borrowings under the Company’s Credit Agreement.
     The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and the Company whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with the Company. The lease between the Company, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all amounts pertaining to the properties subject to the Nouria Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.
     The Company accounted for this transaction as a business combination. As of June 30, 2011, the Company’s allocation of the purchase price among the assets acquired and liabilities assumed is preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations remain preliminary and may not be indicative of the final allocations. The Company’s preliminary purchase price allocation as of June 30, 2011 differs by immaterial amounts from the preliminary purchase price allocation recorded as of March 31, 2011. The Company continues to evaluate the assumptions used in valuing the real estate. The Company anticipates finalizing these allocations in the third quarter of 2011. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and liabilities and changes in revenue and expenses, including amortization and other expenses. A change in the final allocation from what is presented may also result in changes in the unaudited pro forma condensed consolidated financial information presented below.
     The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above and below market leases. Based on these preliminary estimates, the Company allocated $39,700,000 of the purchase price to land, which is accounted for as an operating lease, net above and below market leases relating to the leasehold interests with landlords of $3,781,000, which is accounted for as a deferred asset, net above and below market leases related to leasehold interests with tenants of $3,638,000, which is accounted for as a deferred liability, $33,480,000 to buildings and equipment, which is accounted for as a direct financing lease and $12,000,000 which is accounted for in notes, mortgages and accounts receivable, net. The Company also incurred transaction costs of $844,000 directly related to the acquisition. The future contractual minimum annual rent receivable from Nouria on a calendar year basis is as follows: 2011 — $6,431,000, 2012 — $8,675,000 2013 — $8,812,000, 2014 — $8,952,000, 2015 — $9,095,000, 2016 — $9,240,000 and $131,043,000 thereafter.
     The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of the Company and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including (a) rental income adjustments resulting from the straight-lining of scheduled rent increases (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property (c) rental income adjustments resulting from the amortization of above market leases with tenants and (d) rent expense adjustments resulting from the amortization of below market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowing outstanding drawn under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Six months ended June 30,
	2011	2010
Revenues	$55,084	$55,877

Net earnings	$31,134	$35,012

Basic and diluted net earnings per common share	$0.94	$1.35
9. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION
     Condensed combining financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 69% of the Company’s properties as of June 30, 2011) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Marketing Leases and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of June 30, 2011 or the property’s use immediately prior to its disposition or third party lease expiration.
     Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2007 through June 30, 2011. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the 804 properties leased to Marketing as of June 30, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 176 retail properties that have not achieved Closure and are scheduled in the Master Lease. (See note 6 for additional information.)
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

     The condensed combining balance sheet of Getty Realty Corp. as of June 30, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$136,203	$217,219	$—	$353,422
Buildings and improvements	150,899	96,507	371	247,777

	287,102	313,726	371	601,199
Less — accumulated depreciation and amortization	(119,586)	(27,276)	(213)	(147,075)

Real estate, net	167,516	286,450	158	454,124
Net investment in direct financing leases	—	90,231	—	90,231
Deferred rent receivable, net	20,409	7,160	—	27,569
Cash and cash equivalents	—	—	14,941	14,941
Other receivables, net	3,821	153	236	4,210
Notes, mortgages and accounts receivable, net	34	30,568	1,394	31,996
Prepaid expenses and other assets	—	10,547	3,224	13,771

Total assets	191,780	425,109	19,953	636,842

LIABILITIES:
Borrowings under credit line	—	—	150,000	150,000
Term loan	—	—	23,200	23,200
Environmental remediation costs	13,970	1,030	—	15,000
Dividends payable	—	—	16,111	16,111

Accounts payable and accrued liabilities	1,054	20,424	8,302	29,780

Total liabilities	15,024	21,454	197,613	234,091

Net assets (liabilities)	$176,756	$403,655	$(177,660)	$402,751

     The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,262	$—	$253,413
Buildings and improvements	152,570	98,233	371	251,174

	289,721	214,495	371	504,587
Less — accumulated depreciation and amortization	(118,784)	(25,241)	(192)	(144,217)

Real estate, net	170,937	189,254	179	360,370
Net investment in direct financing lease	—	20,540	—	20,540
Deferred rent receivable, net	21,221	6,164	—	27,385
Cash and cash equivalents	—	—	6,122	6,122
Other receivables, net	3,874	363	296	4,533
Mortgages and accounts receivable, net	13	238	1,274	1,525
Prepaid expenses and other assets	—	3,444	3,225	6,669

Total assets	196,045	220,003	11,096	427,144

LIABILITIES:
Borrowings under credit line	—	—	41,300	41,300
Term loan	—	—	23,590	23,590
Environmental remediation costs	13,841	1,033	—	14,874
Dividends payable	—	—	14,432	14,432
Accounts payable and accrued liabilities	962	6,953	10,098	18,013

Total liabilities	14,803	7,986	89,420	112,209

Net assets (liabilities)	$181,242	$212,017	$(78,324)	$314,935

The condensed combining statement of operations of Getty Realty Corp. for the three months ended June 30, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$14,172	$12,954	$—	$27,126
Interest on notes and mortgages receivable	—	710	31	741

Total revenues	14,172	13,664	31	27,867

Operating expenses:
Rental property expenses	1,275	2,282	152	3,709
Impairment charges	—	1,513	—	1,513
Environmental expenses, net	1,295	31	—	1,326
General and administrative expenses	31	1,679	1,026	2,736
Depreciation and amortization expense	921	1,272	11	2,204

Total operating expenses	3,522	6,777	1,189	11,488

Operating income (loss)	10,650	6,887	(1,158)	16,379
Other income (expense), net	20	—	(69)	(49)
Interest expense	—	—	(1,346)	(1,346)

Earnings (loss) from continuing operations	10,670	6,887	(2,573)	14,984
Discontinued operations:
Earnings (loss) from operating activities	(1)	(12)	—	(13)
Gains on dispositions of real estate	231	—	—	231

Earnings (loss) from discontinued operations	230	(12)	—	218

Net earnings (loss)	$10,900	$6,875	$(2,573)	$15,202

     The condensed combining statement of operations of Getty Realty Corp. for the three months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$14,817	$6,917	$—	$21,734
Interest on notes and mortgages receivable	—	—	35	35

Total revenues	14,817	6,917	35	21,769

Operating expenses:
Rental property expenses	1,560	579	175	2,314
Environmental expenses, net	1,301	31	—	1,332
General and administrative expenses	60	25	1,735	1,820
Depreciation and amortization expense	1,054	1,342	9	2,405

Total operating expenses	3,975	1,977	1,919	7,871

Operating income (loss)	10,842	4,940	(1,884)	13,898
Other income, net	—	—	18	18
Interest expense	—	—	(1,322)	(1,322)

Earnings (loss) from continuing operations	10,842	4,940	(3,188)	12,594
Discontinued operations:
Earnings from operating activities	4	33	—	37
Gains on dispositions of real estate	1,328	—	—	1,328

Earnings from discontinued operations	1,332	33	—	1,365

Net earnings (loss)	$12,174	$4,973	$(3,188)	$13,959

     The condensed combining statement of operations of Getty Realty Corp. for the six months ended June 30, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$28,982	$23,169	$—	$52,151
Interest on notes and mortgages receivable	—	1,083	63	1,146

Total revenues	28,982	24,252	63	53,297

Operating expenses:
Rental property expenses	2,697	4,204	291	7,192
Impairment charges	994	1,513	—	2,507
Environmental expenses, net	2,397	56	—	2,453
General and administrative expenses	75	1,764	5,782	7,621
Depreciation and amortization expense	1,961	2,546	21	4,528

Total operating expenses	8,124	10,083	6,094	24,301

Operating income (loss)	20,858	14,169	(6,031)	28,996
Other income (expense), net	20	—	(63)	(43)
Interest expense	—	—	(2,665)	(2,665)

Earnings (loss) from continuing operations	20,878	14,169	(8,759)	26,288
Discontinued operations:
Earnings (loss) from operating activities	24	(23)	—	1
Gains on dispositions of real estate	299	—	—	299

Earnings (loss) from discontinued operations	323	(23)	—	300

Net earnings (loss)	$21,201	$14,146	$(8,759)	$26,588

     The condensed combining statement of operations of Getty Realty Corp. for the six months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$29,631	$14,542	$—	$44,173
Interest on notes and mortgages receivable	—	—	67	67

Total revenues	29,631	14,542	67	44,240

Operating expenses:
Rental property expenses	3,460	1,659	408	5,527
Environmental expenses, net	2,818	66	—	2,884
General and administrative expenses	92	58	4,008	4,158
Depreciation and amortization expense	2,108	2,669	17	4,794

Total operating expenses	8,478	4,452	4,433	17,363

Operating income (loss)	21,153	10,090	(4,366)	26,877
Other income, net	—	—	107	107
Interest expense	—	—	(2,816)	(2,816)

Earnings (loss) from continuing operations	21,153	10,090	(7,075)	24,168
Discontinued operations:
Earnings from operating activities	58	—	—	58
Gains on dispositions of real estate	1,612	26	—	1,638

Earnings from discontinued operations	1,670	26	—	1,696

Net earnings (loss)	$22,823	$10,116	$(7,075)	$25,864

     The condensed combining statement of cash flows of Getty Realty Corp. for the six months ended June 30, 2011 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$21,201	$14,146	$(8,759)	$26,588
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	1,963	2,546	21	4,530
Impairment charges	994	1,513	—	2,507
Gain from dispositions of real estate	(319)	—	—	(319)
Deferred rental revenue	812	(996)	—	(184)
Amortization of above-market and below-market leases	—	(262)	—	(262)
Accretion expense	290	6	—	296
Stock-based employee compensation expense	—	—	311	311
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	209	11	—	220
Net investment in direct financing leases	—	211	—	211
Notes, mortgages and accounts receivable, net	(21)	86	—	65
Prepaid expenses and other assets	—	(101)	176	75
Environmental remediation costs	(317)	(13)	—	(330)
Accounts payable and accrued liabilities	92	155	(644)	(397)

Net cash flow provided by (used in) operating activities	24,904	17,302	(8,895)	33,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(166,594)	—	(166,594)
Proceeds from dispositions of real estate	784	—	—	784
Decrease in cash held for property acquisitions	—	—	60	60
Issuance of notes and mortgages receivable	—	(30,400)	(240)	(30,640)
Collection of notes and mortgages receivable	—	187	120	307

Net cash flow provided by (used in) investing activities	784	(196,807)	(60)	(196,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	231,253	231,253
Repayments under credit agreement	—	—	(122,553)	(122,553)
Repayments under term loan agreement	—	—	(390)	(390)
Cash dividends paid	—	—	(30,543)	(30,543)
Credit agreement origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,986	91,986
Security deposits received	—	2,013	—	2,013
Cash consolidation — Corporate	(25,688)	177,492	(151,804)	—

Net cash flow (used in) provided by financing activities	(25,688)	179,505	17,774	171,591

Net increase in cash and cash equivalents	—	—	8,819	8,819
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$14,941	$14,941

     The condensed combining statement of cash flows of Getty Realty Corp. for the six months ended June 30, 2010 is as follows (in thousands):

	Getty
	Petroleum	Other
	Marketing	Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$22,823	$10,116	$(7,075)	$25,864
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	2,117	2,670	17	4,804
Gain from dispositions of real estate	(1,612)	(26)	—	(1,638)
Deferred rental revenue	620	(779)	—	(159)
Amortization of above-market and below-market leases	—	(343)	—	(343)

Accretion expense	337	8	—	345
Stock-based employee compensation expense	—	—	231	231
Changes in assets and liabilities:
Recoveries from state underground storage tank funds, net	(311)	(18)	—	(329)
Net investment in direct financing leases	—	(157)	—	(157)
Mortgages and accounts receivable, net	(5)	161	—	156
Prepaid expenses and other assets	—	(57)	(266)	(323)
Environmental remediation costs	(640)	906	—	266
Accounts payable and accrued liabilities	191	(432)	105	(136)

Net cash flow provided by (used in) operating activities	23,520	12,049	(6,988)	28,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,626)	(36)	(4,662)
Proceeds from dispositions of real estate	2,515	224	—	2,739
Increase in cash held for property acquisitions	—	—	2,243	2,243
Collection of mortgages receivable, net	—	—	72	72

Net cash flow provided by (used in) investing activities	2,515	(4,402)	2,279	392

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	29,000	29,000
Repayments under credit agreement	—	—	(135,200)	(135,200)
Repayments under term loan agreement	—	—	(390)	(390)
Cash dividends paid	—	—	(23,625)	(23,625)
Net proceeds from issuance of common stock	—	—	108,205	108,205
Security deposits received	—	78	—	78
Cash consolidation — Corporate	(26,035)	(7,725)	33,760	—

Net cash flow (used in) provided by financing activities	(26,035)	(7,647)	11,750	(21,932)

Net increase in cash and cash equivalents	—	—	7,041	7,041
Cash and cash equivalents at beginning of period	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$10,091	$10,091

10. SUBSEQUENT EVENT
     On August 8, 2011, the Company was informed by Marketing that based on Marketing’s distressed financial position, weakness in operating margins, and cash flow deficiencies, it was unlikely to be able to pay full rent for August. Although Marketing described various contingencies which, if resolved favorably, may allow for payment of full or partial rent for August, the Company can provide no assurances that Marketing will meet its current or future rental or other obligations under the Marketing Leases. The Company has issued a contractual notice of default to Marketing as a result of its non-payment of rent, and intends to continue discussions with Marketing while it evaluates its options regarding this matter. (See note 3 for additional information regarding contingencies related to Marketing and the Marketing Leases).
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL
Recent Development
     On August 8, 2011, we were informed by Marketing that based on Marketing’s distressed financial position, weakness in operating margins, and cash flow deficiencies, it was unlikely to be able to pay full rent for August. Although Marketing described various contingencies which, if resolved favorably, may allow for payment of full or partial rent for August, we can provide no assurances that Marketing will meet its current or future rental or other obligations under the Marketing Leases. We have issued a contractual notice of default to Marketing as a result of its non-payment of rent, and we intend to continue discussions with Marketing while we evaluate our options regarding this matter. (See “— General — Marketing and the Marketing Leases” below for additional information.) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., (“Marketing”) see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)
Real Estate Investment Trust
     We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least ninety percent of our ordinary taxable income to our shareholders each year.
Retail Petroleum Marketing Business
     We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010.) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., (“Marketing”) see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)

Marketing and the Marketing Leases
     As of June 30, 2011, Marketing leased 795 properties from us pursuant to a unitary master lease (the “Master Lease”) and nine properties under supplemental leases (collectively with the Master Lease, the “Marketing Leases”). The Master Lease has an initial term expiring in December 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Marketing is required to notify us of its election to exercise a renewal option one year in advance of the commencement of such renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all, and not less than all, of the properties subject of the Master Lease. The supplemental leases have initial terms of varying expiration dates. The Marketing Leases are “triple-net” leases, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses.
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our rental revenues (52% for the three months ended June 30, 2011) are derived from the Marketing Leases, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 9 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Getty Petroleum Marketing Inc., (“Marketing”) see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)
     On August 8, 2011, we were informed by Marketing that based on Marketing’s distressed financial position, weakness in operating margins, and cash flow deficiencies, it was unlikely to be able to pay full rent for August. Although Marketing described various contingencies which, if resolved favorably, may allow for payment of full or partial rent for August, we can provide no assurances that Marketing will meet its current or future rental or other obligations under the Marketing Leases. We have issued a contractual notice of default to Marketing as a result of its non-payment of rent, and we intend to continue discussions with Marketing while we evaluate our options regarding this matter.
     For the year ended December 31, 2010, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. We have not received any interim financial statements from Marketing for 2011. We believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. In addition, in view of the recent default by Marketing of its August 2011 rent payment and our subsequent discussion with Marketing, it is likely that Marketing will be seeking temporary or permanent relief of a portion of its rent obligation to us as we pursue the removal of terminal and retail properties from the Marketing Leases. It is possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions including seeking to modify the terms of the Marketing Leases. During the third quarter of 2011 or thereafter, the Company may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to its properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     On February 28, 2011 OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). We are not privy to the terms and conditions pertaining to this transaction between Lukoil and Cambridge and we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries in connection with the transfer.
     We did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Marketing Leases. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of capital investment or financial support to Marketing that Marketing may require to perform its obligations under the Marketing Leases. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business. It is also possible that Marketing may take other actions including seeking to modify the terms of the Marketing Leases.
     In November 2009, Marketing announced a restructuring of its business. Marketing announced that the restructuring included the sale of all assets unrelated to the properties it leases from us, the elimination of parent-guaranteed debt, and steps to reduce operating costs. Marketing sold certain assets unrelated to the properties it leases from us to its affiliates, LUKOIL Pan Americas LLC and LUKOIL North America LLC. As part of the restructuring, Marketing paid off debt which had been guaranteed or held by Lukoil with proceeds from the sale of assets to Lukoil affiliates. Notwithstanding Marketing’s statement that its restructuring included the sale of all assets unrelated to the properties it leases from us, we have concluded, in part based on the Marketing/Bionol contract dispute described below, that Marketing retained certain assets, liabilities and business matters unrelated to the properties it leases from us.
     In July 2011, an arbitration panel that had been convened to hear a contractual dispute which commenced in 2010 between Marketing and Bionol Clearfield LLC (“Bionol”) issued an award in favor of Bionol for approximately $230.0 million. Marketing has filed a motion to vacate this award. The contractual dispute relates to a five-year contract under which Marketing agreed to purchase, at formula-based prices, substantially all of the ethanol production from Bionol’s ethanol plant in Pennsylvania. We are not in a position to evaluate the strength of the positions taken by Marketing with respect to its motion to vacate, and we cannot predict the actions that may be taken by Marketing or Bionol with respect to the award, or the timing of any such actions, including as to settlement or enforcement. Also in July 2011 Bionol announced that it, along with its affiliates, Bioenergy Holdings LLC and Bionol Holdings LLC, filed a voluntary petition for Chapter 7 relief in the United States Bankruptcy Court in Delaware. We cannot predict what impact Bionol’s Chapter 7 liquidation filing may have on its dispute with Marketing or what actions the Trustee may take to collect on or settle the award or whether the Trustee may pursue other possible remedies. The ultimate resolution of this matter may materially adversely affect Marketing’s financial condition and its ability to meet its obligations to the Company as they become due under the terms of the Marketing Leases. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties it leases from us under the Marketing Leases in an effort to improve Marketing’s financial results. As a result of these recent discussions, we started to pursue the removal of individual properties from the Marketing Leases on a case-by-case basis. We intended to focus this initiative on the removal from the Marketing Leases of terminal properties which are not being operated by Marketing and approximately 165 of our retail properties which have had or are scheduled to have the gasoline tanks and related equipment removed, and which, we believe, are either vacant or provide negative or marginal contribution to Marketing’s results. We intended to remove these properties from the Marketing Leases pursuant to individual lease modification agreements executed on a property-by-property basis which we expected would allow for the sale and removal of the subject property from the Marketing Leases and a reduction of the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property. While we had a general understanding with Marketing allowing for increased activity intended to remove properties from the Marketing Leases on mutually agreeable terms, there was and is no agreement in place providing for the removal of a significant number of properties from the Marketing Leases. In view of the recent nonpayment by Marketing of its August 2011 rent and our subsequent discussion with Marketing, we are reevaluating our options related to the removal of properties from the Master Lease. Any modification of the Marketing Leases that results in the removal of a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot predict if or when properties will be removed from the Marketing Leases; what composition of properties, if any, may be removed from the Marketing Leases; or what the terms of any agreement for modification of the Marketing Leases or agreements for the removal of individual properties from the Marketing Leases may

be. We also cannot predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. We cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Marketing Leases, may change in the future. During the third quarter of 2011 or thereafter, we may be required to significantly increase or decrease the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As of June 30, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.4 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may be significantly higher than our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the six months ended June 30, 2011 were not significantly affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as we evaluate our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of Marketing’s business plan and strategies and its capital resources, and as we pursue removal of properties from the Marketing Leases. It is possible that we may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that materially affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.

     We intend either to re-let or sell properties removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. We intend to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although we are the fee or leasehold owner of the properties subject to the Marketing Leases and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that properties are removed from the Marketing Leases, we cannot predict if, when, or on what terms such properties could be re-let or sold.
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
     Based in part on our willingness to modify and remove properties from the Marketing Leases prior to the expiration of the current lease term, and our intent to pursue the removal of retail and terminal properties from the Marketing Leases, we believe that it is probable that we will not collect all of the rent due related to properties we identified as being the most likely to be removed from the Marketing Leases. As of June 30, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Marketing leases was $20.4 million and $21.2 million, respectively, which was comprised of a gross deferred rent receivable of $27.6 million and $29.4 million, respectively, partially offset by a valuation reserve of $7.2 million and $8.2 million, respectively. The valuation reserves were estimated as of such dates based on the deferred rent receivable attributable to properties identified from time to time as being the most likely to be removed from the Marketing Leases. We have not provided deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases since, based on our assessments and assumptions as of June 30, 2011, we continued to believe that it was probable that we would collect the deferred rent receivables related to those remaining properties. It is possible that as a result of the continued deterioration of Marketing’s financial condition that Marketing may file bankruptcy and seek to reorganize or liquidate its business, or seek a deferral or reduction in the rental payments owed under the Marketing Leases in connection with a removal of properties from the Marketing Leases or otherwise. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as we consider our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, we may be required to significantly increase our deferred rent receivable reserve or provide deferred rent receivable reserves related to the remaining properties subject to the Marketing Leases.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). However, we continue to have ongoing environmental remediation obligations at 176 retail sites and for certain pre-existing conditions at six of the terminals we lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect from potential future claims for Marketing Environmental Liabilities. We will be required to accrue for Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, as of June 30, 2011 we continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of June 30, 2011 or December 31, 2010. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our $175.0 million amended and restated senior unsecured revolving Credit Agreement expiring in March 2012 (the “Credit Agreement”) and our $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement”). Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as we consider our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of, Marketing’s business plan and strategies and its capital resources. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities.
     We estimate that as of June 30, 2011, the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay range between $13 million and $20 million, of which between $6 million to $9 million relate to the properties that we identified as the basis for our estimate of the deferred rent receivable reserve. If the Marketing Leases are modified to remove any composition of properties whether individually or in groups, it is not our intention to assume Marketing’s Environmental Liabilities related to the properties that are so removed. Since we generally do not have access to certain site specific information available to Marketing, which is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publically available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.
     Should our assessments, assumptions and beliefs made effective as of June 30, 2011, prove to be incorrect, and as we consider our options regarding Marketing’s non-payment of August rent or as circumstances change, the conclusions reached by us may change relating to (i) whether any or what combination of the properties subject to the Marketing Leases are likely to be removed from the Marketing Leases; (ii) recoverability of the deferred rent receivable for some or all of the properties subject to the Marketing Leases; (iii) potential impairment of the properties subject to the Marketing Leases; and (iv) Marketing’s ability to pay the Marketing Environmental Liabilities. We intend to regularly review our assumptions that affect the accounting for deferred rent receivable; long-lived assets; environmental litigation accruals; environmental remediation liabilities; and related recoveries from state underground storage tank funds. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as we consider our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of Marketing’s business plan and strategies and its capital resources. Accordingly, it is possible that during the third quarter of 2011 or thereafter, we may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to the properties subject of the Marketing Leases, or accrue for Marketing Environmental Liabilities as a result of the potential or actual bankruptcy filing by Marketing or as a result of the potential or actual modification of the Marketing Leases or other factors, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.
     We cannot provide any assurance that Marketing will meet its rental, environmental or other obligations under the Marketing Leases. Marketing’s failure to meet its rental, environmental or other obligations to us can lead to a protracted and expensive process for retaking control of our properties. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject to the Marketing Leases. If Marketing does not perform its rental, environmental or other obligations under the Marketing Leases; if the Marketing Leases are modified significantly or terminated; if we determine that it is probable that Marketing will not meet its rental, environmental or other obligations and we accrue for certain of such liabilities; if we are unable to promptly re-let or sell the properties upon recapture from the Marketing Leases; or, if we change our assumptions that affect the accounting for rental revenue or Marketing Environmental Liabilities related to the Marketing Leases and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
     Supplemental Non-GAAP Measures
     We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable. Beginning in the first quarter of 2011, we revised our definition of AFFO to exclude direct expensed costs related to property acquisitions.
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
     A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$15,202	$13,959	$26,588	$25,864

Depreciation and amortization of real estate assets	2,205	2,409	4,530	4,804
Gains from dispositions of real estate	(251)	(1,328)	(319)	(1,638)

Funds from operations	17,156	15,040	30,799	29,030
Revenue recognition adjustments	(774)	(275)	(1,004)	(659)
Impairment charges	1,513	—	2,507	—
Property acquisition costs	48	—	2,034	—

Adjusted funds from operations	$17,943	$14,765	$34,336	$28,371

Diluted per share amounts:
Earnings per share	$0.46	$0.51	$0.80	$1.00
Funds from operations per share	$0.51	$0.55	$0.93	$1.12
Adjusted funds from operations per share	$0.54	$0.54	$1.04	$1.09

Diluted weighted-average shares outstanding	33,395	27,152	32,950	25,960
RESULTS OF OPERATIONS
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
     Revenues from rental properties included in continuing operations increased by $5.4 million to $27.1 million for the three months ended June 30, 2011, as compared to $21.7 million for the three months ended June 30, 2010. We received approximately $14.6 million and $15.1 million for the three months ended June 30, 2011 and June 30, 2010, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $11.7 million for the three months ended June 30, 2011 and $6.3 million for the three months ended June 30, 2010 from other tenants. The increase in rent received from tenants other than Marketing for the three months ended June 30, 2011 was primarily due to rental income from 59 properties we acquired from, and leased back to, CPD NY Energy (“CPD”) in January 2011 and 66 properties we acquired from, and leased back to, Nouria Energy Ventures I LLC (“Nouria”) on March 31, 2011, and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Revenue Recognition Adjustments included in continuing operations increased rental revenue by $0.8 million for the three months ended June 30, 2011, and by $0.3 million for the three months ended June 30, 2010.
     Interest on notes and mortgages receivable increased by $0.7 million to $0.7 million for the three months ended June 30, 2011, as compared to $35 thousand for the three months ended June 30, 2010 due to the issuance of $30.4 million of notes receivable in connection with the acquisitions completed in 2011.
     Rental property expenses primarily comprised of rent expense and real estate and other state and local taxes included in continuing operations were $3.7 million for the three months ended June 30, 2011, as compared to $2.3 million for the three months ended June 30, 2010. The increase in rental property expenses for the quarter ended June 30, 2011, as compared to the prior year period, is principally due to rent expense including the amortization of below-market leases related to properties acquired in 2011.
     Non-cash impairment charges of $1.5 million recorded in the quarter ended June 30, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment. There were no impairment charges recorded in the quarter ended June 30, 2010.
     Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the three months ended June 30, 2011 was $1.3 million which is comparable to the three months ended June 30, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.
     General and administrative expenses increased by $0.9 million to $2.7 million for the three months ended June 30, 2011 as compared to $1.8 million recorded for the three months ended June 30, 2010. The increase in general and administrative expenses was principally due to higher corporate overhead expenses recorded in the three months ended June 30, 2011.
     Depreciation and amortization expense included in continuing operations decreased by $0.2 million to $2.2 million for the three months ended June 30, 2011, as compared to $2.4 million for the three months ended June 30, 2010. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.
     As a result, total operating expenses increased by $3.6 million to $11.5 million for the three months ended June 30, 2011, as compared to $7.9 million for the three months ended June 30, 2010.
     Other income (expense), net, included in income from continuing operations was an expense of $49 thousand for the three months ended June 30, 2011 and income of $18 thousand for the three months ended June 30, 2010. Other income, net varies from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in other income reported for one period as compared to prior periods.
     Interest expense was $1.3 million for the three months ended June 30, 2011 which is comparable to the three months ended June 30, 2010. The higher borrowings outstanding for the three months ended June 30, 2011 was offset by lower weighted average effective interest rates during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Average borrowings outstanding for the three months ended June 30, 2010 were impacted by, among other things, the partial repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $108.2 million received from a 5.2 million share common stock offering. In addition, average borrowing outstanding for the three months ended June 30, 2011 were impacted by, among other things, $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY, $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, and the repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $92.0 million received from a 3.45 million share common stock offering. The lower weighted average effective interest rates incurred during the quarter ended June 30, 2011 was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below).
     As a result, earnings from continuing operations increased by $2.4 million to $15.0 million for the three months ended June 30, 2011, as compared to $12.6 million for the three months ended June 30, 2010 and net earnings increased by $1.2 million to $15.2 million for the three months ended June 30, 2011, as compared to $14.0 million for the three months ended June 30, 2010.
     The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three months ended June 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was $0.2 million for the three months ended June 30, 2011, as compared to $1.4 million for the three months ended June 30, 2010. The decrease was primarily due to lower gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations was $0.2 million for the three months ended June 30, 2011 and $1.3 million for the three months ended June 30, 2010. There were two property dispositions in each of the three month periods ended June 30, 2011 and 2010. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     For the three months ended June 30, 2011, FFO increased by $2.2 million to $17.2 million, as compared to $15.0 million for the three months ended June 30, 2010, and AFFO increased by $3.1 million to $17.9 million, as compared to $14.8 million for the three months ended June 30, 2010. The increase in FFO for the three months ended June 30, 2011 was primarily due to the changes in net earnings but excludes a $0.2 million decrease in depreciation and amortization expense and a $1.0 million decrease in gains on dispositions of real estate. The increase in AFFO for the three months ended June 30, 2011 also excludes a $0.5 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, and $1.5 million of impairment charges recorded in the quarter ended June 30, 2011(which are included in net earnings and FFO but are excluded from AFFO).

     The calculations of net earnings per share, FFO per share, and AFFO per share for the three months ended June 30, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding used in our per share calculations increased by 6.2 million shares, or 23.0%, for the three months ended June 30, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.46 per share for the three months ended June 30, 2011, as compared to $0.51 per share for the three months ended June 30, 2010. Diluted FFO per share for the three months ended June 30, 2011 was $0.51 per share, as compared to $0.55 per share for the three months ended June 30, 2010. Diluted AFFO per share was $0.54 per share for the three months ended June 30, 2011 and 2010.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
     Revenues from rental properties included in continuing operations increased by $8.0 million to $52.2 million for the six months ended June 30, 2011, as compared to $44.2 million for the six months ended June 30, 2010. We received approximately $29.8 million and $30.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively, from properties leased to Marketing under the Marketing Leases. We also received rent of $21.4 million for the six months ended June 30, 2011 and $13.3 million for the six months ended June 30, 2010 from other tenants. The increase in rent received from tenants other than Marketing for the six months ended June 30, 2011, was primarily due to rental income from 59 properties we acquired from, and leased back to, CPD NY Energy (“CPD”) in January 2011 and 66 properties we acquired from, and leased back to Nouria, on March 31, 2011 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under a direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Revenue Recognition Adjustments included in continuing operations increased rental revenue by $1.0 million for the six months ended June 30, 2011, and by $0.6 million for the six months ended June 30, 2010.
     Interest on notes and mortgages receivable increased by $1.0 million to $1.1 million for the six months ended June 30, 2011, as compared to $0.1 million for the six months ended June 30, 2010 due to the issuance of $30.4 million of notes receivable in connection with the acquisitions completed in 2011.
     Rental property expenses primarily comprised of rent expense and real estate and other state and local taxes included in continuing operations were $7.2 million for the six months ended June 30, 2011, as compared to $5.5 million for the six months ended June 30, 2010. The increase in rental property expenses for the six months ended June 30, 2011, as compared to the prior year period, is principally due to rent expense including the amortization of below-market leases related to properties acquired in 2011.
     Non-cash impairment charges of $2.5 million recorded in the six months ended June 30, 2011 resulted from reductions in real estate valuations due to a reduction in the assumed holding period used to test for impairment. There were no impairment charges recorded in the six months ended June 30, 2010.
     Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the six months ended June 30, 2011 decreased by $0.4 million to $2.5 million, as compared to $2.9 million for the six months ended June 30, 2010. The decrease in net environmental expenses for the six months ended June 30, 2011 was primarily due to a lower provision for estimated environmental remediation costs which decreased by $0.6 million to $1.3 million for the six months ended June 30, 2011, as compared to $1.9 million recorded for the six months ended June 30, 2010, partially offset by a higher provision for litigation loss reserves and legal fees which increased by $0.2 million to $0.8 million for the six months ended June 30, 2011 as compared to $0.6 million for the six months ended June 30, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.
     General and administrative expenses increased by $3.4 million to $7.6 million for the six months ended June 30, 2011 as compared to $4.2 million recorded for the six months ended June 30, 2010. The increase in general and administrative expenses was principally due to $2.0 million of property acquisition costs and higher corporate overhead expenses recorded in the six months ended June 30, 2011.
     Depreciation and amortization expense included in continuing operations decreased by $0.3 million to $4.5 million for the six months ended June 30, 2011, as compared to $4.8 million for the six months ended June 30, 2010. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.
     As a result, total operating expenses increased by $6.9 million to $24.3 million for the six months ended June 30, 2011, as compared to $17.4 million for the six months ended June 30, 2010.
     Other income (expense), net, included in income from continuing operations was an expense of $43 thousand for the six months ended June 30, 2011 and income of $0.1 million for the six months ended June 30, 2010. Other income, net varies from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in other income reported for one period as compared to prior periods.
     Interest expense decreased by $0.1 million to $2.7 million for the six months ended June 30, 2011, as compared to $2.8 million for the six months ended June 30, 2010. The decrease for the six months ended June 30, 2011 was due to lower weighted average effective interest rates partially offset by higher borrowings outstanding during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Average borrowings outstanding for the six months ended June 30, 2010 were impacted by, among other things, the partial repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $108.2 million received from a 5.2 million share common stock offering. In addition, average borrowing outstanding for the six months ended June 30, 2011 were impacted by, among other things, $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY, $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, and the repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $92.0 million received from a 3.45 million share common stock offering. The lower weighted average effective interest rates incurred during the six months ended June 30, 2011 was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below).
     As a result, earnings from continuing operations increased by $2.1 million to $26.3 million for the six months ended June 30, 2011, as compared to $24.2 million for the six months ended June 30, 2010 and net earnings increased by $0.7 million to $26.6 million for the six months ended June 30, 2011, as compared to $25.9 million for the six months ended June 30, 2010.
     The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the six months ended June 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was $0.3 million for the six months ended June 30, 2011, as compared to $1.7 million for the six months ended June 30, 2010. The decrease was primarily due to lower gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations was $0.3 million for the six months ended June 30, 2011 and $1.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, there were three property dispositions. For the six months ended June 30, 2010, there were four property dispositions. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.
     For the six months ended June 30, 2011, FFO increased by $1.8 million to $30.8 million, as compared to $29.0 million for the six months ended June 30, 2010, and AFFO increased by $5.9 million to $34.3 million, as compared to $28.4 million for the six months ended June 30, 2010. The increase in FFO for the six months ended June 30, 2011 was primarily due to the changes in net earnings but excludes a $0.3 million decrease in depreciation and amortization expense and a $1.3 million decrease in gains on dispositions of real estate. The increase in AFFO for the six months ended June 30, 2011 also excludes a $0.3 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, $2.5 million of impairment charges recorded for the six months ended June 30, 2011 and $2.0 million of property acquisition expenses recorded for the six months ended June 30, 2011 (which are included in net earnings and FFO but are excluded from AFFO).
     The calculations of net earnings per share, FFO per share, and AFFO per share for the six months ended June 30, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding used in our per share calculations increased by 7.0 million shares, or 26.9%, for the six months ended June 30, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.80 per share for the six months ended June 30, 2011, as compared to $1.00 per share for the six months ended June 30, 2010. Diluted FFO per share for the six months ended June 30, 2011 was $0.93 per share, as compared to $1.12 per share for the six months ended June 30, 2010. Diluted AFFO per share for the six months ended June 30, 2011 was $1.04 per share, as compared to $1.09 per share for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES
     Our principal sources of liquidity are the cash flows from our operations, funds available under our revolving Credit Agreement that expires in March 2012, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our existing Credit Agreement, or any amendment, restatement or replacement thereto, and available cash and cash equivalents. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the six months ended June 30, 2011 and 2010 were $33.3 million and $28.6 million, respectively. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires in March 2012. We expect to enter into an amendment or restatement that will extend the Credit Agreement or enter into a new credit agreement. There can be no assurance that before or at the expiration of the Credit Agreement we will be able to amend the existing Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all.
     We cannot predict how periods of illiquidity in the credit markets may impact our access to capital and the costs associated with any additional borrowings. We may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our Credit Agreement. In addition, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on us.
     During the first quarter of 2011, we completed a public stock offering of 3.45 million shares of our common stock. Substantially all of the $92.0 million net proceeds from the offering was used to repay a portion of the outstanding balance under our Credit Agreement, described below, and the remainder was used for general corporate purposes. During the second quarter of 2010, we completed a public stock offering of 5.2 million shares of our common stock. Substantially all of the $108.2 million net proceeds from the offering was used to repay a portion of the outstanding balance under our Credit Agreement, and the remainder was used for general corporate purposes.
     As of June 30, 2011, borrowings under the Credit Agreement were $150.0 million bearing interest at a rate of 1.2688% per annum. We had $25.0 million available under the terms of the Credit Agreement as of June 30, 2011. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.0% for LIBOR rate borrowings.
     The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.0%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under our Credit Agreement, an inability to draw additional funds from the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Term Loan Agreement. Additionally, in such an event, we may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We were party to a $45.0 million LIBOR based interest rate Swap Agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), which expired on June 30, 2011. The Swap Agreement was intended to hedge our exposure to market interest rate risk by effectively fixing, at 5.44%, a portion of the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements. We are currently fully exposed to interest rate risk on our aggregate borrowings floating at market rates.
     We are party to a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of June 30, 2011, borrowings under the Term Loan Agreement were $23.2 million bearing interest at a rate of 3.5% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a thirty day LIBOR rate (subject to a floor of 0.4%) plus a margin of 3.1%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.0%) the interest rate we pay under the Term Loan Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement.
     Since we generally lease our properties on a triple-net basis, we do not incur significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Capital expenditures, including acquisitions, for the six months ended June 30, 2011 and 2010 amounted to $166.6 million, and $4.7 million, respectively. To the extent that our current sources of liquidity are not sufficient to fund capital expenditures and acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. We cannot predict how periods of illiquidity in the credit markets may impact our access to capital.
     We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute at least ninety percent of our ordinary taxable income to our shareholders each year. Payment of dividends is subject to market conditions, our financial condition and other factors, and therefore cannot be assured. In particular, our Credit Agreement prohibits the payment of dividends during certain events of default. Dividends paid to our shareholders aggregated $30.5 million and $23.6 million for the six months ended June 30, 2011 and 2010, respectively. We presently intend to pay common stock dividends of $0.48 per share each quarter ($1.92 per share, or $64.4 million, on an annual basis including dividend equivalents paid on outstanding restricted stock units), and commenced doing so with the quarterly dividend declared in August 2010. Due to the developments related to Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above, there can be no assurance that we will be able to continue to pay dividends at the rate of $0.48 per share per quarter, if at all.
     Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Marketing Leases and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for Marketing Environmental Liabilities as the property owner. The Company will be required to accrue for Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which it will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that it used to allocate environmental liabilities changes. However, as of June 30, 2011 the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of June 30, 2011. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it was required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in its Credit Agreement and its Term Loan Agreement. Such non-compliance would result in an event of default pursuant to each agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Company’s restated senior unsecured revolving credit agreement expiring in March 2012 (the “Credit Agreement”) and the Company’s $25.0 million three-year term loan agreement expiring in September 2012 (the “Term Loan Agreement” or “Term Loan”). The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as the Company considers its options regarding Marketing’s non-payment of August rent and as it develops a greater understanding of Marketing’s business plan and strategies and its capital resources. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, during the third quarter of 2011 or thereafter, the Company may be required to accrue for the Marketing Environmental Liabilities.
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
     Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes, and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.
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

     As of June 30, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.4 million and the aggregate Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the six months ended June 30, 2011 and for the year ended December 31, 2010 were not affected by the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation, and possible change based on various factors, including as we consider our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of Marketing’s business plan and strategies and its capital resources. It is possible that we may be required to increase the deferred rent reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement. (See “— General —Marketing and the Marketing Leases” above for additional information.)
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
     We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of June 30, 2011, we have regulatory approval for remediation action plans in place at 216 (92%) of the 236 properties at which we continue to retain remediation responsibility and the remaining 20 properties (8%) were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 32 properties where we have received “no further action” letters.

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
     We have also agreed to provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of June 30, 2011 and December 31, 2010 in connection with this indemnification agreement. Under the Master Lease, we continue to have additional ongoing environmental remediation obligations at 176 scheduled sites.
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

     As of June 30, 2011, we continued to believe that it was not probable that Marketing will not pay for substantially all of the environmental liabilities allocable to it under the Marketing Leases and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the properties subject to the Marketing Leases are reviewed on a quarterly basis and such assessments and assumptions are subject to change. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases, and accordingly, we may be required to accrue for the Marketing Environmental Liabilities.
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
     As of June 30, 2011, we had accrued $11.1 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $15.0 million of estimated environmental obligations and liabilities offset by $3.9 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $1.2 million and $1.7 million, respectively, for six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010 estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $1.4 million and $1.9 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.
     Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of gross expenses aggregating $5.3 million before recoveries from UST funds. Accordingly, the environmental accrual as of June 30, 2011 was increased by $2.1 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of June 30, 2011 was then further increased by $0.8 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.0%, we then reduced the net environmental accrual, as previously adjusted, by a $1.6 million discount to present value. Had we assumed an inflation rate that was 0.5% higher and a discount rate that was 0.5% lower, net environmental liabilities accrued as of June 30, 2011 would have increased by an aggregate of $0.2 million. However, the aggregate net change in environmental estimates expense recorded during the six months ended June 30, 2011 would not have changed significantly if these changes in the assumptions were made effective December 31, 2010.
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
Environmental litigation
     We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997. As of June 30, 2011 and December 31, 2010, we had accrued $2.9 million and $3.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to these and other pending environmental lawsuits and claims.
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: our primary tenant, Marketing, and the Marketing Leases included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Marketing and the Marketing Leases” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Marketing Leases on our business and ability to pay dividends or our stock price; the impact of Lukoil’s transfer of its ownership interest in Marketing on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Marketing Leases; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs regarding Marketing and its operations, including our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our intentions to remove properties from the Marketing Leases pursuant to individual lease modification agreements executed on a property-by-property basis; our ability to predict if, or when, properties will be removed from the Marketing Leases, what composition of properties, if any, may be removed from the Marketing Leases; what the terms of any agreement for modification of the Marketing Leases or agreements for the removal of individual properties from the Marketing Leases may be or what our recourse will be if the Marketing Leases are modified or terminated; our beliefs regarding the resolution of the Bionol arbitration panel’s award against Marketing; our belief that it is not probable that we will not collect all the rent due related to the properties we identified as being most likely to be removed from the Marketing Leases; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectations regarding entering into an amendment or restatement that will extend our Credit Agreement or entering into a new credit agreement;

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
     These risks include, but are not limited to risks associated with: material dependence on Marketing as a tenant; the transfer of Lukoil’s ownership interest in Marketing; Marketing’s non-performance of its rental, environmental or other obligations under the Marketing Leases; the possibility that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business; the impact of Marketing’s announced restructuring of its business; the impact the arbitration panel’s $230 million award issued against Marketing will have on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and on Marketing’s business; the modification or termination of the Marketing Leases; our inability to provide access to financial information about Marketing; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; costs of completing environmental remediation and of compliance with environmental legislation and regulations; our ability to acquire or develop new properties; potential future acquisitions; owning and leasing real estate generally; adverse developments in general business, economic or political conditions; performance of our tenants of their lease obligations, tenant non-renewal and our ability to re-let or sell vacant properties; our dependence on external sources of capital; generalized credit market dislocations and contraction of available credit; our business operations generating sufficient cash for distributions or debt service; changes in interest rates and our ability to manage or mitigate this risk effectively; expenses not covered by insurance; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; substantially all of our tenants depending on the same industry for their revenues; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; our potential inability to pay dividends; changes to our dividend policy; changes in market conditions; adverse affect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.
     As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this report and those that are described from time to time in our other filings with the SEC.
     You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Prior to April 2006, when we entered into the swap agreement with JPMorgan Chase, N.A. (the “Swap Agreement”), we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. The Swap Agreement expired on June 30, 2011 and we currently do not intend to enter into another swap agreement. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate.
     We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of June 30, 2011 under the Credit Agreement and the Term Loan Agreement were $150.0 million and $23.2 million, respectively, bearing interest at a weighted-average rate of 1.6% per annum. The weighted-average effective rate is based on (i) $150.0 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, and (ii) $23.2 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.4%) plus a margin of 3.1%. Our Credit Agreement, which expires in March 2012, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.0% or 0.25% or a LIBOR rate plus a margin of 1.0%, 1.25% or 1.5%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of June 30, 2011, the applicable margin will remain at 0.0% for base rate borrowings and 1.00% for LIBOR rate borrowings. It is possible that our business operations or liquidity may be adversely affected by Marketing and the Marketing Leases discussed in “General — Marketing and the Marketing Leases” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 2.0% the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.0%) the interest rate we pay under the Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.
     We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2011 has increased significantly, as compared to December 31, 2010 primarily as a result of $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY and $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, partially offset by the repayment of approximately $92.0 million of the borrowings then outstanding under the Credit Agreement with funds primarily received from the proceeds of a 3.45 million share common stock offering. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, seek other sources of debt or equity capital or refinance our outstanding debt.
     We entered into a $45.0 million LIBOR based interest rate Swap Agreement, which expired on June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement was intended to hedge

$45.0 million of our exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our loan agreements. As a result, we were exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceeded the $45.0 million notional amount of the Swap Agreement. We have not determined if or when we will enter into other swap agreements in the future. It is possible that we may significantly change how we manage our interest rate risk in the near future due to, among other factors, the acquisition of properties or seeking other sources of capital.
     Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $183.0 million for 2011, an increase in market interest rates of 0.5% for the remainder of 2011 would decrease our 2011 net income and cash flows by $0.5 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates, and assumes that the $160.0 million average outstanding borrowings under the Credit Agreement during the second quarter of 2011 plus the $23.0 million average scheduled outstanding borrowings for the remainder of 2011 under the Term Loan Agreement is indicative of our future average borrowings for 2011 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement, with decreases in the outstanding amount under our Term Loan Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.
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
     As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and

Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
Item 1A. Risk Factors
     There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 except as disclosed in “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report of Form 10-Q for the quarter ended March 31, 2011 and as follows:
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
     Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Marketing Leases. A substantial portion of our rental revenues (52% for the three months ended June 30, 2011) are derived from the Marketing Leases. Accordingly, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Marketing Leases may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. For additional information regarding the portion of our financial results that are attributable to Marketing, see Note 9 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”
     On August 8, 2011, we were informed by Marketing that based on Marketing’s distressed financial position, weakness in operating margins, and cash flow deficiencies, it was unlikely to be able to pay full rent for August. Although Marketing described various contingencies which, if resolved favorably, may allow for payment of full or partial rent for August, we can provide no assurances that Marketing will meet its current or future rental or other obligations under the Marketing Leases. We have issued a contractual notice of default to Marketing as a result of its non-payment of rent, and we intend to continue discussions with Marketing while we evaluate our options regarding this matter.

     For the year ended December 31, 2010, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. We have not received any interim financial statements from Marketing for 2011. We believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Marketing Leases unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Marketing Leases, or receives additional capital or credit support. There can be no assurance that Marketing will be successful in any of these efforts. In addition, in view of the recent default by Marketing of its August 2011 rent payment and our subsequent discussion with Marketing, it is likely that Marketing will be seeking temporary or permanent relief of a portion of its rent obligation to us as we pursue the removal of terminal and retail properties from the Marketing Leases. It is also possible that the deterioration of Marketing’s financial condition may continue or that Marketing may file bankruptcy and seek to reorganize or liquidate its business.
     As of June 30, 2011, the net carrying value of the deferred rent receivable attributable to the Marketing Leases was $20.4 million and the aggregate Marketing Environmental Liabilities (as defined below), net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may be significantly higher than our estimated range and we can provide no assurance as to the accuracy of our estimate. Although our financial statements for the six months ended June 30, 2011 were not significantly affected subsequent to the transfer of Lukoil’s ownership interest in Marketing to Cambridge, our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases made effective June 30, 2011 are subject to reevaluation and possible change as we evaluate our options regarding Marketing’s non-payment of August rent and as we develop a greater understanding of Marketing’s business plan and strategies and its capital resources, and as we pursue removal of properties from the Marketing Leases. It is possible that we may be required to increase the deferred rent receivable reserve, record additional impairment charges related to the properties, or accrue for Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Marketing Leases that materially affect the amounts reported in our financial statements. It is possible also that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement.
     If Marketing does not meet its rental, environmental and other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.
     In July 2011 a $230 million award was issued against Marketing . We cannot predict what impact such award will have on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and on Marketing’s business.
     In July 2011, an arbitration panel that had been convened to hear a contractual dispute which commenced in 2010 between Marketing and Bionol issued an award in favor of Bionol for approximately $230 million. The contractual dispute relates to a five-year contract under which Marketing agreed to purchase, at formula-based prices, substantially all of the ethanol production from Bionol’s ethanol plant in Pennsylvania. We cannot predict the actions that may be taken by Marketing or Bionol with respect to the award, or the timing of any such actions, including as to settlement or enforcement. Also in

July 2011 Bionol announced that it, along with its affiliates, Bioenergy Holdings LLC and Bionol Holdings LLC, filed a voluntary petition for Chapter 7 relief in the United States Bankruptcy Court in Delaware. We cannot predict what impact Bionol’s Chapter 7 liquidation filing may have on its dispute with Marketing or what actions the Trustee may take to collect on or settle the award or whether the Trustee may pursue other possible remedies. The ultimate resolution of this matter may materially adversely affect Marketing’s financial condition and its ability to meet its obligations to the Company as they become due under the terms of the Marketing Leases. If Marketing does not meet its rental, environmental and other obligations under the Marketing Leases, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business.
     Lukoil transferred its ownership interest in Marketing. We cannot predict what impact such transfer will have on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and on Marketing’s business.
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
     We did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Marketing Leases. However, there can be no assurance that Cambridge will have the capacity to provide capital or financial support to Marketing or will provide or arrange for the provision of capital investment or financial support to Marketing that Marketing may require to perform its obligations under the Marketing Leases. It is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business or take other actions including seeking to modify the terms of the Marketing Leases.
     If the Marketing Leases are modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.
     From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Marketing Leases. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Marketing Leases. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties it leases from us under the Marketing Leases in an effort to improve Marketing’s financial results. As a result of these recent discussions, we started to pursue the removal of individual properties from the Marketing Leases on a case-by-case basis. We intended to focus this initiative on the removal from the Marketing Leases of terminal properties which are not being operated by Marketing and approximately 165 of our retail properties which have had or are scheduled to have the gasoline tanks and related equipment removed, and which, we believe, are either vacant or provide negative or marginal contribution to Marketing’s results. We intended to remove these properties from the Marketing Leases pursuant to individual lease modification agreements executed on a property-by-property basis which we expected would allow for the sale and removal of the subject property from the Marketing Leases and a reduction of the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property. While we had a general understanding with Marketing allowing for increased activity intended to remove properties from the Marketing Leases on mutually agreeable terms, there was and is no agreement in place providing for the removal of a significant number of properties from the Marketing Leases. In view of the recent nonpayment by Marketing of its August 2011 rent and our subsequent discussion with Marketing, we are reevaluating our options related to the removal of properties from the Master Lease. Any modification of the Marketing Leases that results in the removal of a significant number of properties from the Marketing Leases would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot predict if or when properties will be removed from the Marketing Leases; what composition of properties, if any, may be removed from the Marketing Leases; or what the terms of any agreement for modification of the Marketing Leases or agreements for the removal of individual properties from the Marketing Leases may be. We also cannot predict what actions Marketing may take, and what our recourse may be, whether the Marketing Leases are modified or not. We cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Marketing Leases, may change in the future. During the third quarter of 2011 or thereafter, we may be required to significantly increase the deferred rent receivable reserve, record additional impairment charges related to our properties, or accrue for environmental liabilities as a result of the potential or actual modification or termination of the Marketing Leases.
     As permitted under the terms of the Marketing Leases, Marketing generally can, subject to any contrary terms under applicable third party leases, use each property for any lawful purpose, or for no purpose whatsoever. As of June 30, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 165 of our retail properties and we believe that most of these properties are either vacant or provide negative contribution to Marketing’s results. We intend either to re-let or sell properties that are removed from the Marketing Leases, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest any realized sales proceeds in new properties. We intend to offer properties removed from the Marketing Leases to replacement tenants or buyers individually, or in groups of properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, at the appropriate time we will seek an alternative tenant or buyer for such property. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. In the event that properties are removed from the Marketing Leases, we cannot predict if, when, or on what terms such properties could be re-let or sold. If the Marketing Leases are significantly modified or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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
     We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or many not be available on favorable terms or at all. Other sources of capital may significantly increase our interest rate risk or adversely impact how we manage our interest rate risk. We cannot accurately predict how periods of illiquidity in the credit markets, or developments or contingencies related to Marketing and the Marketing Leases, will impact out access to or cost of capital. In addition, additional equity offerings may result in substantial dilution of shareholder’s interests, and additional debt financing may substantially increase our leverage. Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock.

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
     Our ability to meet the financial and other covenants relating to our Credit Agreement and our Term Loan Agreement may be dependent on the performance of our tenants, including marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and, as a result, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us, based on our assumptions and analysis of information currently available to us described in more detail above) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. (For additional information with respect to The Marketing Environmental Liabilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Marketing Leases.”) If we are not in compliance with one or more of our covenants which if not complied with could result in an event or default under our Credit Agreement or our Term Loan Agreement, there can be no assurance that our lenders would waive such noncompliance. An event of default if not cured or waived would increase by 2.0% the interest rate we pay under our Credit Agreement. A default under our Credit Agreement or our term Loan Agreement, if not cured or waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of all of our indebtedness under such agreements. We may be unable to fulfill our commitments to complete pending acquisitions and incur monetary losses or damage our reputation if we cannot draw sufficient funds against the Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.
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
THOMAS J. STIRNWEIS Vice President, Treasurer and Chief Financial Officer August 9, 2011

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL President and Chief Executive Officer August 9, 2011