Form 10-Q/A
period 2011-06-30
GETTY REALTY CORP /MD/
filed 2011-08-25
CIK 1052752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had outstanding 33,394,175 shares of Common Stock, par value $.01 per share, as of August 9, 2011.

EXPLANATORY NOTE
          Getty Realty Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed on August 9, 2011 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.
          This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

Item 5.	Exhibits

Exhibit No.	Description of Exhibit

* 31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

* 31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

* 32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Getty Realty Corp.’s Form 10-Q filed on August 9, 2011.

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp.
(Registrant)

BY:	/s/ Thomas J. Stirnweis (Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer
August 25, 2011

BY:	/s/ David Driscoll (Signature)
DAVID DRISCOLL
President and Chief
Executive Officer
August 25, 2011