Form 10-Q
period 2011-09-30
GETTY REALTY CORP /MD/
filed 2011-11-08
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Registrant had outstanding 33,394,175 shares of Common Stock, par value $.01 per share, as of November 8, 2011.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets:
Real Estate:
Land	$352,592	$253,413
Buildings and improvements	249,863	251,174

	602,455	504,587
Less – accumulated depreciation and amortization	(148,964)	(144,217)

Real estate, net	453,491	360,370
Net investment in direct financing leases	90,965	20,540
Deferred rent receivable (net of allowance of $17,908 as of September 30, 2011 and $8,170 as of December 31, 2010)	16,555	27,385
Cash and cash equivalents	14,009	6,122
Other receivables, net	4,269	4,533
Notes, mortgages and accounts receivable, net	33,178	1,525
Prepaid expenses and other assets	10,965	6,669

Total assets	$623,432	$427,144

Liabilities and Shareholders' Equity:
Borrowings under credit line	$147,700	$41,300
Term loan	23,005	23,590
Environmental remediation costs	14,788	14,874
Dividends payable	8,391	14,432
Accounts payable and accrued liabilities	29,669	18,013

Total liabilities	223,553	112,209
Commitments and contingencies (notes 2, 3, 5, and 6)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,175 at September 30, 2011 and 29,944,155 at December 31, 2010	334	299
Paid-in capital	460,524	368,093
Dividends paid in excess of earnings	(60,979)	(52,304)
Accumulated other comprehensive loss	—	(1,153)

Total shareholders' equity	399,879	314,935

Total liabilities and shareholders' equity	$623,432	$427,144

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues:
Revenues from rental properties	$27,312	$21,950	$79,391	$65,999
Interest on notes and mortgages receivable	755	34	1,901	101

Total revenues	28,067	21,984	81,292	66,100

Operating expenses:
Rental property expenses	2,927	2,151	10,115	7,673
Impairment charges	587	—	2,844	—
Environmental expenses, net	1,732	996	4,186	3,880
General and administrative expenses	2,687	1,806	10,308	5,964
Allowance for deferred rent receivable	11,043	—	11,043	—
Depreciation and amortization expense	2,822	2,391	7,322	7,157

Total operating expenses	21,798	7,344	45,818	24,674

Operating income	6,269	14,640	35,474	41,426
Other income, net	122	1	79	108
Interest expense	(1,414)	(1,116)	(4,079)	(3,932)

Earnings from continuing operations	4,977	13,525	31,474	37,602
Discontinued operations:
Earnings (loss) from operating activities	63	(189)	(145)	(40)
Gains from dispositions of real estate	310	15	609	1,653

Earnings (loss) from discontinued operations	373	(174)	464	1,613

Net earnings	$5,350	$13,351	$31,938	$39,215

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.15	$0.45	$0.95	$1.38
Earnings (loss) from discontinued operations	$0.01	$(0.01)	$0.01	$0.06
Net earnings	$0.16	$0.45	$0.96	$1.44
Weighted-average shares outstanding:
Basic	33,394	29,942	33,097	27,286
Stock options and restricted stock units	1	2	1	2

Diluted	33,395	29,944	33,098	27,288

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$5,350	$13,351	$31,938	$39,215
Other comprehensive income:
Unrealized gain on interest rate swap	—	414	1,153	1,262

Comprehensive income	$5,350	$13,765	$33,091	$40,477

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$31,938	$39,215
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	7,354	7,210
Impairment charges	3,094	—
Gains from dispositions of real estate	(629)	(1,653)
Deferred rental revenue, net of allowance	(213)	(198)
Allowance for deferred rent receivable	11,043	—
Amortization of above-market and below-market leases	(533)	(506)
Accretion expense	469	559
Stock-based employee compensation expense	480	352
Changes in assets and liabilities:
Other receivables, net	362	6
Net investment in direct financing leases	334	(248)
Accounts receivable, net	(928)	179
Prepaid expenses and other assets	185	(267)
Environmental remediation costs	(802)	(393)
Accounts payable and accrued liabilities	540	(1,351)

Net cash flow provided by operating activities	52,694	42,905

Cash flows from investing activities:
Property acquisitions and capital expenditures	(167,475)	(4,669)
Proceeds from dispositions of real estate	2,272	2,789
Decrease in cash held for property acquisitions	149	2,183
Issuance of notes and mortgages receivable	(31,208)	—
Collection of notes and mortgages receivable	483	112

Net cash flow (used in) provided by investing activities	(195,779)	415

Cash flows from financing activities:
Borrowings under credit agreement	247,253	33,000
Repayments under credit agreement	(140,853)	(145,500)
Repayments under term loan agreement	(585)	(585)
Payments of cash dividends	(46,654)	(37,903)
Payments of loan origination costs	(175)	—
Net proceeds from issuance of common stock	91,986	108,205

Net cash flow provided by (used in) financing activities	150,972	(42,783)

Net increase in cash and cash equivalents	7,887	537
Cash and cash equivalents at beginning of period	6,122	3,050

Cash and cash equivalents at end of period	$14,009	$3,587

Supplemental disclosures of cash flow information
Interest paid	$4,536	$3,784
Income taxes paid, net	115	281

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three and nine months ended September 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. Discontinued operations for the three and nine months ended September 30, 2011 and 2010 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for each of the three and nine months ended September 30, 2011 and 2010.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Earnings from continuing operations	$4,977	$13,525	$31,474	$37,602
Less dividend equivalents attributable to restricted stock units outstanding	(43)	(57)	(207)	(169)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	4,934	13,468	31,267	37,433
Discontinued operations	373	(174)	464	1,613

Net earnings attributable to common shareholders used for basic earnings per share calculation	$5,307	$13,294	$31,731	$39,046

Weighted-average number of common shares outstanding:
Basic	33,394	29,942	33,097	27,286
Stock options	1	2	1	2

Diluted	33,395	29,944	33,098	27,288

Restricted stock units outstanding at the end of the period	171	118	171	118

2. LEASES

The Company leases or sublets its properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where the Company determines that the best use for a property is no longer as a retail motor fuel outlet, the Company will seek an alternative tenant or buyer for the property. The Company leases or subleases approximately twenty of its properties for uses such as fast food restaurants, automobile sales and other retail purposes. The Company’s 1,155 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

As of September 30, 2011, Getty Petroleum Marketing Inc. (“Marketing”) leased from the Company 800 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”). The Master Lease has an initial term of 15 years commencing December 9, 2000, and provides Marketing with options for three renewal terms of ten years each and a final renewal option of three years and ten months extending to 2049 (or such shorter initial or renewal term as the underlying lease may provide). Marketing is required to notify us of its election to exercise a renewal option one year in advance of the commencement of such renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all, and not less than all, of the properties then comprising the unitary premises subject of the Master Lease. The Master Lease includes a provision for 2.0% annual rent escalations. (See note 9 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing. See notes 3 and 4 for additional information regarding contingencies related to Marketing and the Master Lease.)

The Company estimates that Marketing makes annual real estate tax payments for properties leased under the Master Lease of approximately $13,000,000. Marketing also makes additional payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by the Company. These costs, which have been assumed by Marketing under the terms of the Master Lease, are not reflected in the Company’s consolidated financial statements.

Revenues from rental properties included in continuing operations for the quarter and nine months ended September 30, 2011 were $27,312,000 and $79,391,000, respectively, of which $15,074,000 and $44,883,000, respectively, were received from Marketing under the Master Lease and $12,503,000 and $33,805,000, respectively, were received from other tenants. Revenues from rental properties included in continuing operations for the quarter and nine months ended September 30, 2010 were $21,950,000 and $65,999,000, respectively, of which $15,005,000 and $45,278,000, respectively, were received from Marketing under the Master Lease and $6,668,000 and $19,886,000, respectively, were received from other tenants. Rent received and rental property expenses included $1,544,000 for the quarter ended September 30, 2011, $462,000 for the quarter ended September 30, 2010, $3,144,000 for the nine months ended September 30, 2011 and $1,495,000 for the nine months ended September 30, 2010 for real estate taxes paid by the Company which were reimbursed by tenants. In accordance with GAAP, the Company recognizes rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations decreased rental revenue by $265,000 for the quarter ended September 30, 2011 and increased rental revenue by $703,000 for the nine months ended September 30, 2011, $277,000 for the quarter ended September 30, 2010 and $835,000 for the nine months ended September 30, 2010.

The Company provides reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. The Company’s assessments and assumptions regarding the recoverability of the deferred rent receivable related to the portfolio of properties is reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of September 30, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Master Lease was $8,788,000 and $21,221,000, respectively, which was comprised of a gross deferred rent receivable of $26,696,000 and $29,391,000, respectively, partially offset by a valuation reserve of $17,908,000 and $8,170,000, respectively. (See notes 3 and 4 for additional information regarding contingencies related to Marketing and the Master Lease.)

The components of the $90,965,000 net investment in direct financing leases as of September 30, 2011, are minimum lease payments receivable of $213,477,000 plus unguaranteed estimated residual value of $11,808,000 less unearned income of $134,320,000.

3. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

In order to minimize the Company’s exposure to credit risk associated with financial instruments, the Company places its temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

As of September 30, 2011, the Company leased 800, or 69% of its 1,155 properties comprising a unitary premises under the Master Lease, on a long-term triple-net basis to Marketing. (See note 2 for additional information.) The Company’s financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Master Lease. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties or are petroleum distributors who may operate the Company’s properties directly and/or sublet the Company’s properties to the operators. Since a substantial portion of the Company’s revenues (52% for the three months ended September 30, 2011), are derived from the Master Lease, any factor that adversely affects Marketing’s ability to meet its obligations under the Master Lease may have a material adverse effect on the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (See note 9 for additional information regarding the portion of the Company’s financial results that are attributable to Marketing.)

The Company’s relationship with Marketing has deteriorated over the past several months. The Company is actively pursuing claims related to the non-payment of rent as well as other defaults by Marketing under the Master Lease, including taking legal action to enforce the Company’s rights under the Master Lease. The Company cannot provide any assurance regarding the ultimate resolution of these or any subsequent actions, including whether Marketing will comply with its rental, environmental and other obligations under the Master Lease.

In August and September 2011, Marketing failed to pay its monthly fixed rent to the Company when due under the Master Lease. The Company sent default notices to Marketing as required by the Master Lease and in each instance, Marketing ultimately paid the rent with applicable interest. In late August 2011, Marketing sent the Company a notice (the “Notice”) alleging that the Company was in default of certain of its obligations under the Master Lease by failing to perform certain environmental remediation. The Notice stated that if the Company failed to cure the alleged default, Marketing intended to offset the full amount of its monthly rental payments due to the Company under the Master Lease for October and November 2011. The Company believes that the alleged default is wholly without merit, Marketing has no right to offset rent under the Master Lease based on the allegations they have made and that the Company is in compliance with its environmental obligations under the Master Lease. In compliance with an order issued by the New York State Supreme Court, Marketing paid an amount equal to the full October 2011 fixed rent under the Master Lease of which $4,003,000 was paid to the Company and the balance of $888,000 was paid to the court to be held in escrow. A judicial determination on the merits of Marketing’s claim to have a right of offset against fixed rent otherwise due under the Master Lease, and thus a disposition of monies held by the court, remains pending. The Company anticipates that, in connection with Marketing’s claim regarding rent offset rights or other claims or allegations that have been or may in the future be made, the Company may continue to experience disruption in rent receipts due from Marketing under the Master Lease. It is also possible that Marketing may assert additional claims against the Company. The Company intends to pursue its current actions against Marketing and, if necessary, bring other actions against Marketing to enforce the Company’s rights under the Master Lease.

Despite the litigation and other developments between the Company and Marketing, it is the Company’s intent to continue to pursue the sale and simultaneous removal of individual properties from the Master Lease. Any such dispositions require Marketing’s cooperation and consent, therefore the Company cannot provide any assurance that any such dispositions will occur.

As a result of the developments with Marketing described above, Marketing’s posture related to resolving issues concerning the Master Lease and the Company’s assessment of the best way to position the Marketing portfolio to maximize its long-term value to the Company, the Company has concluded that it is probable that the Company will not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than it had previously reserved. Therefore, during the quarter ended September 30, 2011, the Company increased its reserve by recording an additional non-cash allowance for deferred rental revenue of $11,043,000. This non-cash allowance reduces the Company’s net earnings for the three and nine months ended September 30, 2011, but does not impact the Company’s current cash flows from operating activities. As of September 30, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Master Lease was $8,788,000 and $21,221,000, respectively, which was comprised of a gross deferred rent receivable of $26,696,000 and $29,391,000, respectively, partially offset by a valuation reserve of $17,908,000 and $8,170,000, respectively. It is possible that in connection with a restructuring of the portfolio of properties subject of the Master Lease, the Company may consider a deferral or reduction in the rental payments owed to the Company under the Master Lease. It is also possible that as a result of a continued deterioration of Marketing’s financial condition, Marketing may file bankruptcy and seek to reorganize or liquidate its business.

Marketing provided the Company with financial statements for the year ended December 31, 2010; however, these financial statements were not certified as prepared in accordance with GAAP by either an independent certified public accountant or one of Marketing’s executive officers as required by the terms of the Master Lease. For the year ended December 31, 2010 Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Marketing continued to report significant losses in its preliminary interim financial statements provided to the Company for the three months ended March 31, 2011 and for the six months ended June 30, 2011. Marketing’s financial statements provided to the Company for three months ended March 31, 2011 and for the six months ended June 30, 2011 are preliminary and subject to material adjustment. The Company believes that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Master Lease unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Master Lease, receives additional capital or credit support or generates funds elsewhere. There can be no assurance that Marketing will be successful in any of these efforts.

In July 2011, an arbitration panel that had been convened to hear a contractual dispute which commenced in 2010 between Marketing and Bionol Clearfield LLC (“Bionol”) issued an award in favor of Bionol for approximately $230,000,000. Marketing has filed a motion to vacate this award. The contractual dispute relates to a five-year contract under which Marketing agreed to purchase, at formula-based prices, substantially all of the ethanol production from Bionol’s ethanol plant in Pennsylvania. The Company is not in a position to evaluate the strength of the positions taken by Marketing with respect to its motion to vacate, and it cannot predict the actions that may be taken by Marketing or Bionol with respect to the award, or the timing of any such actions, including as to settlement or enforcement. Also in July 2011 Bionol announced that it, along with its affiliates, Bioenergy Holdings LLC and Bionol Holdings LLC, filed a voluntary petition for Chapter 7 relief in the United States Bankruptcy Court in Delaware. The Company cannot predict what impact Bionol’s Chapter 7 liquidation filing may have on its dispute with Marketing or what actions the Trustee may take to collect on or settle the award or whether the Trustee may pursue other possible remedies. The ultimate resolution of this matter may materially adversely affect Marketing’s financial condition and its ability to meet its obligations to the Company as they become due under the terms of the Master Lease.

On February 28, 2011, OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). The Company is not privy to the terms and conditions of this transaction between Lukoil and Cambridge and does not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries in connection with the transfer. The Company did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Master Lease. However, there can be no assurance that Cambridge will have the capacity to or will provide capital or financial support to Marketing or that it can or will arrange for the provision of capital investment or financial support to Marketing that Marketing may require to perform its obligations under the Master Lease.

It is possible that the deterioration of Marketing’s financial condition may continue. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business.

From time to time when it was owned by Lukoil, the Company held discussions with representatives of Marketing regarding potential modifications to the Master Lease. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Master Lease. After Lukoil’s transfer of its ownership of Marketing to Cambridge, the Company commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties comprising the unitary premises it leases from the Company under the Master Lease in an effort to improve Marketing’s financial results. As a result of these recent discussions, with Marketing’s consent and agreement on a case-by-case basis, the Company started to pursue the sale and simultaneous removal of individual properties from the Master Lease. The Company has focused its initial efforts in this initiative on the sale of terminal properties, and approximately 160 of the Company’s retail properties which do not have underground storage tanks and no longer operate as retail motor fuel outlets. Simultaneously with a transaction closing, the Company would, with Marketing’s previously received consent and agreement, remove such property from the unitary premises covered by Master Lease and reduce the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property.

While the Company has an ongoing process with Marketing allowing for increased activity intended to sell and simultaneously remove such properties from the Master Lease on mutually agreeable terms, there is no master agreement in place for this process. In view of the litigation activity described above, the Company is reevaluating its options related to the removal of properties from the Master Lease. Any modification of the Master Lease that results in the removal of a significant number of properties from the Master Lease would likely significantly reduce the amount of rent the Company receives from Marketing and increase the Company’s operating expenses. The Company cannot predict if or when properties will be removed from the Master Lease premises; what composition of properties, if any, may be removed from the Master Lease; or what the terms of any agreement for modification of the Master Lease or agreements for the removal of individual properties from the Master Lease may be. The Company also cannot predict what actions Marketing may take, and what the Company’s recourse may be, whether the Master Lease is modified or not. The Company cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Master Lease, may change in the future.

Generally, the Company intends either to re-let or sell properties removed from the Master Lease, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest sales proceeds realized in new properties. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although the Company is the fee or leasehold owner of the properties subject of the Master Lease and the owner of the Getty® brand, and has prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at the Company’s properties, in the event that properties are removed from the Master Lease premises, the Company cannot predict if, when or on what terms such properties could be re-let or sold.

Under the Master Lease, the Company’s environmental remediation obligations are limited to incidents at 166 retail sites that have not achieved Closure (as defined below) and are scheduled in the Master Lease. The Company also provides limited environmental indemnification to Marketing, capped at $4,250,000, for certain pre-existing conditions at six of the terminals which are owned by the Company and leased to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1,500,000 of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing and the Company share equally the next $8,500,000 of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10,000,000. The Company has accrued $300,000 as of September 30, 2011 and December 31, 2010 in connection with this indemnification agreement.

Under the Master Lease, Marketing is directly responsible to pay for all other environmental liabilities including: (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). If marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for the Market Environmental Liabilities as the property owner.

The Company does not maintain pollution legal liability insurance to protect the Company from potential future claims for the Marketing Environmental Liabilities. The Company will be required to accrue for the Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which the Company will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that the Company used to allocate environmental liabilities changes. However, as of September 30, 2011, the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of September 30, 2011 or December 31, 2010. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in the Company’s Credit Agreement (defined below) and the Company’s Term Loan Agreement (defined below). Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement. (See note 4 for additional information regarding contingencies related to Marketing and the Master Lease and the Company’s Credit Agreement and Term Loan Agreement.)

The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in the Company’s financial statements are reviewed on an ongoing basis and are subject to possible change. Accordingly, it is possible that during the fourth quarter of 2011 or thereafter, the Company may be required to increase the deferred rent receivable reserve, record impairment charges related to the portfolio of properties subject of the Master Lease or accrue for the Marketing Environmental Liabilities as a result of the potential or actual modification of the Master Lease or as a result of the potential or actual bankruptcy filing by Marketing or other factors including those discussed above, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, the Company may not be in compliance with the financial covenants in the Company’s Credit Agreement and Term Loan Agreement.

The Company cannot provide any assurance that Marketing will meet its rental, environmental or other obligations under the Master Lease. Marketing’s failure to meet its rental, environmental or other obligations to the Company can lead to a protracted and expensive process for retaking control of the Company’s properties. The Company anticipates that, in connection with Marketing’s claim regarding rent offset rights or other claims or allegations that have been or may in the future be made, the Company may continue to experience disruption in rent receipts due from Marketing under the Master Lease. In addition to the risk of disruption in rent receipts, the Company is subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject of the Master Lease. If

Marketing does not perform its rental, environmental or other obligations under the Master Lease; if the Master Lease is modified significantly or terminated; if the Company determines that it is probable that Marketing will not meet its rental, environmental or other obligations and the Company accrues for certain of such liabilities; if the Company is unable to promptly re-let or sell the properties upon recapture from the Master Lease; or, if the Company changes its assumptions that affect the accounting for rental revenue or the Marketing Environmental Liabilities related to the Master Lease and various other agreements; the Company’s business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

ASSET IMPAIRMENT

The Company has performed an impairment analysis of the carrying amount of its properties (including the properties subject of the Master Lease) from time to time in accordance with GAAP when indicators of impairment exist. During the nine months ended September 30, 2011, the Company reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $3,094,000 (of which $1,544,000 was attributable to certain properties leased to Marketing and $1,550,000 was attributable to certain properties leased to other tenants) where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges related to the properties leased to Marketing were attributable to reductions in real estate valuations primarily due to the removal or scheduled removal of underground storage tanks by Marketing and the reductions in the assumed holding period used to test for impairment as a result of the Company’s assessment of the best way to position the Marketing portfolio to maximize its long-term value to the Company. The non-cash impairment charges related to properties leased to other tenants resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment. The fair value of real estate is estimated based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date, net of disposal costs. The valuation techniques that the Company used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of a property, all of which are based on assumptions that are classified within Level 3 of the fair value hierarchy.

LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to the Company’s shareholders in March 1997. As of September 30, 2011 and December 31, 2010, the Company had accrued $3,693,000 and $3,273,000, respectively, for certain of these matters which it believes were appropriate based on information then currently available. It is possible that the Company’s assumptions regarding, among other items, the ultimate resolution of and/or the Company’s ultimate share of responsibility for these matters may change, which may result in the Company providing or adjusting its accruals for these matters.

In September 2003, the Company received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying the Company that it is one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. The Company is a party to the AOC and is a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third party complaints against approximately 300 additional parties, including the Company, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. The Company believes that ChevronTexaco is contractually obligated to indemnify the Company, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, the ultimate legal and financial liability of the Company, if any, cannot be estimated with any certainty at this time.

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

As of September 30, 2011 and December 31, 2010, the Company maintained a litigation reserve relating to the remaining MTBE case in an amount which it believes was appropriate based on information then currently available. However, the Company is unable to estimate with certainty its liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to it, the Company’s defenses to the claims, its rights to indemnification or contribution from Marketing, and the aggregate possible amount of damages for which the Company may be held liable.

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

4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT

The Company is a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date by an additional year to March 2012. As of September 30, 2011, borrowings under the Credit Agreement were $147,700,000, bearing interest at a rate of 1.25% per annum. The Company had $27,300,000 undrawn under the terms of the Credit Agreement as of September 30, 2011; however, the recent deterioration of the Company’s relationship with Marketing, Marketing’s recent actions and the risk of additional developments with Marketing may restrict the Company’s ability to borrow funds under the Credit Agreement. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin is based on the Company’s leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when the Company’s quarterly financial results are reported to the Bank Syndicate. Based on the Company’s leverage ratio as of September 30, 2011, the applicable margin will remain at 0.00% for base rate borrowings and 1.00% for LIBOR rate borrowings.

The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the amount of borrowings. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate the Company pays under the Credit Agreement and prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of the Company’s indebtedness under its Term Loan Agreement described below. The Company may be required to enter into alternative loan agreements, sell assets, reduce or eliminate its dividend or issue additional equity at unfavorable terms if it does not have access to funds under its Credit Agreement or as a result of acceleration of its indebtedness under the Credit Agreement and Term Loan Agreement.

The Company is a party to a $25,000,000 three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which expires in September 2012. As of September 30, 2011,

borrowings under the Term Loan Agreement were $23,005,000 bearing interest at a rate of 3.50% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a $22,160,000 balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring the Company to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit the Company’s ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on the Company’s business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate the Company pays under the Term Loan Agreement and could result in the acceleration of the Company’s indebtedness under the Term Loan Agreement and could also give rise to an event of default and would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under its Credit Agreement. The Company may be required to enter into alternative loan agreements, sell assets, reduce or eliminate its dividend or issue additional equity at unfavorable terms if it does not have access to funds under its Credit Agreement or as a result of acceleration of its indebtedness under the Credit Agreement and Term Loan Agreement.

The fair value of the borrowings outstanding under the Credit Agreement was $145,900,000 as of September 30, 2011. The fair value of the borrowings outstanding under the Term Loan Agreement was $22,933,000 as of September 30, 2011. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of the Company that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy” with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs.”

The Company cannot predict how the recent deterioration of the Company’s relationship with Marketing, Marketing’s recent actions and the risk of additional developments with Marketing may restrict the Company’s ability to borrow funds under the Credit Agreement or impact the Company’s access to capital and liquidity. It is possible that the Company’s business operations or liquidity may be adversely affected by Marketing’s actions, including its failure to pay rent to the Company when due, which non-payment or delay in payment could give rise to an event of default under the Credit Agreement and the Term Loan Agreement. Any such event of default, if not waived, would prohibit the Company from drawing funds against the Credit Agreement, could result in an increase in the cost of the Company’s borrowings or the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement. In order to continue to meet liquidity needs (including the repayment of the balance outstanding under the Credit Agreement when due in March 2012), the Company must extend the maturity of or refinance its existing debt or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under the Company’s current Credit Agreement and the Term Loan Agreement, or simply may not be available. The Company may be required to enter into alternative loan agreements, sell assets, reduce or eliminate its dividend or issue additional equity at unfavorable terms if it does not extend the term of the Credit Agreement beyond March 2012. The Company is engaged in discussions with the Bank Syndicate and expects to refinance or amend the Credit Agreement at or prior to maturity. There can be no assurance that at or prior to expiration of the Credit Agreement the Company will be able to amend the Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all. Management believes that subject to the Company obtaining favorable resolution related to the Credit Agreement, its operating cash needs for the next twelve months can be met by cash flows from operations and available cash and cash equivalents. If the Company fails to obtain additional sources of financing or refinance its existing debt, this could have a material adverse affect on the Company’s business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Under the Master Lease, Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of the Company’s properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with the Company relating to Marketing’s business and the properties it leases from the Company (collectively the “Marketing Environmental Liabilities”). If Marketing fails to pay the Marketing Environmental Liabilities, the Company may ultimately be responsible to pay for the Market Environmental Liabilities as the property owner.

The Company does not maintain pollution legal liability insurance to protect the Company from potential future claims for the Marketing Environmental Liabilities. The Company will be required to accrue for the Marketing Environmental Liabilities if the Company determines that it is probable that Marketing will not meet its environmental obligations and the Company can reasonably estimate the amount of the Marketing Environmental Liabilities for which the Company will be responsible to pay, or if the Company’s assumptions regarding the ultimate allocation methods or share of responsibility that the Company used to allocate environmental liabilities changes. However, as of September 30, 2011, the Company continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, the Company did not accrue for the Marketing Environmental Liabilities as of September 30, 2011 or December 31, 2010. Nonetheless, the Company has determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by the Company) would be material to the Company if it were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, the Company would not be in compliance with the existing financial covenants in the Company’s Credit Agreement and the Company’s Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit the Company from drawing funds against the Credit Agreement and could result in the acceleration of the Company’s indebtedness under the Credit Agreement and the Term Loan Agreement. The Company’s estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in the Company’s financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that the Company may change its estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease, and accordingly, during the fourth quarter of 2011 or thereafter, the Company may be required to accrue for the Marketing Environmental Liabilities.

5. INTEREST RATE SWAP AGREEMENT

The Company was a party to a $45,000,000 LIBOR based interest rate swap which expired on June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, a portion of the LIBOR component of the interest rate determined under the Company’s LIBOR based loan agreements. The Company entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce its exposure to the variability in cash flows attributable to changes in the LIBOR rate. The Company’s primary objective when undertaking the hedging transaction and derivative position was to reduce its variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. The Company determined, as of the Swap Agreement’s inception and throughout its term, that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings representing the hedge’s ineffectiveness. At December 31, 2010, the Company’s consolidated balance sheet included in accounts payable and accrued liabilities $1,153,000 for the fair value of the Swap Agreement which expired on June 30, 2011. For the nine months ended September 30, 2011 and 2010, the Company has recorded, in accumulated other comprehensive loss in the Company’s consolidated balance sheets, a gain of $1,153,000, and $1,262,000, respectively, from the changes in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract.

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

6. ENVIRONMENTAL EXPENSES

The Company is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. The Company seeks reimbursement from state UST remediation funds related to these environmental expenses where available.

The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of the Company’s tenants. The Company is contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of the Company’s tenants based on the tenants’ history of paying such obligations and/or the Company’s assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that the Company’s assessments are correct or that the Company’s tenants who have paid their obligations in the past will continue to do so.

Of the 800 properties leased to Marketing as of September 30, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 166 retail properties that have not achieved Closure and are scheduled in the Master Lease, and provide limited indemnification to Marketing for certain pre-existing conditions at six of the terminals the Company owns and leases to Marketing. The Company will continue to seek reimbursement from state UST remediation funds related to these environmental expenditures where available.

It is possible that the Company’s assumptions regarding the ultimate allocation method and share of responsibility that it used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. The Company is required to accrue for environmental liabilities that the Company believes are allocable to others under various other agreements if the Company determines that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See notes 3 and 4 for contingencies related to Marketing and the Master Lease for additional information.)

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the Company’s liability for probable and reasonably estimable environmental remediation costs on a property by property basis, the Company considers among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. As of September 30, 2011, the Company had regulatory approval for remediation action plans in place for 203 of the 225 properties for which it continues to retain environmental responsibility and the remaining 22 properties remain in the assessment phase. In addition, the Company has nominal post-closure compliance obligations at 33 properties where it has received “no further action” letters.

Environmental remediation liabilities and related assets are measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses included in continuing operations in the Company’s consolidated statements of operations aggregated $1,957,000 and $2,442,000 for the nine months ended September 30, 2011 and 2010, respectively, which amounts were net of changes in estimated recoveries from state UST remediation funds. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of September 30, 2011 and December 31, 2010 and 2009, the Company had accrued $14,788,000, $14,874,000 and $16,527,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs. As of September 30, 2011 and December 31, 2010 and 2009, the Company had also recorded $4,031,000, $3,966,000 and $3,882,000, respectively, as management’s best estimate for recoveries from state UST remediation funds, net of allowance, related to environmental obligations and liabilities. The net environmental liabilities of $10,908,000 and $12,645,000 as of December 31, 2010 and 2009, respectively, were subsequently accreted for the change in present value due to the passage of time and, accordingly, $469,000 and $559,000 of net accretion expense was recorded for the nine months ended September 30, 2011 and 2010, respectively, substantially all of which is included in environmental expenses.

The Company cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. The Company cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on the Company’s financial position, or that of its tenants, and could require substantial additional expenditures for future remediation.

In view of the uncertainties associated with environmental expenditures, contingencies related to Marketing and the Master Lease and contingencies related to other parties, however, the Company believes it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by the Company. (See notes 3 and 4 for contingencies related to Marketing and the Master Lease for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in the Company’s financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on the Company’s business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

7. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the nine months ended September 30, 2011 is as follows (in thousands, except share amounts):

			PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL

	COMMON STOCK
	SHARES	AMOUNT
Balance, December 31, 2010	29,944,155	$299	$368,093	$(52,304)	$(1,153)	$314,935
Net earnings				31,938		31,938
Dividends			(40,613)			(40,613)
Stock-based employee compensation expense	20		480			480
Issuance of common stock	3,450,000	35	91,951			91,986
Net unrealized gain on interest rate swap					1,153	1,153

Balance, September 30, 2011	33,394,175	$334	$460,524	$(60,979)	$—	$399,879

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2011 or December 31, 2010.

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

The Company accounted for this transaction as a business combination. The Company adjusted its original purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in this transaction. The resulting adjustments to the assets, liabilities, revenue and expenses were not material to the consolidated balance sheet and consolidated statements of operations. The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, the Company allocated $60,610,000 of the purchase price to land, net above-market and below-market leases related to leasehold interests as lessee of $953,000 which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $2,516,000 which is accounted for as a deferred liability, $38,752,000 allocated to direct financing lease and capital lease assets, and $18,400,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, the Company also recorded capital lease obligations aggregating $5,768,000. The Company also incurred transaction costs of $1,190,000 directly related to the acquisition which is included in general and administrative expenses on the consolidated statement of operations. The future contractual minimum annual rent receivable from CPD NY on a calendar year basis is as follows: 2011 — $8,090,000, 2012 — $8,826,000 2013 — $8,826,000, 2014 — $9,090,000, 2015 — $9,090,000, 2016 — $9,090,000 and $86,820,000 thereafter.

The selected unaudited financial data of CPD NY as of September 30, 2011 and for the quarter and nine months then ended, which has been prepared by CPD NY’s management, is provided below:

(in thousands)
Operating Data (for the quarter ended September 30, 2011):
Total revenue	$124,480
Gross profit	9,714
Net income	3,698

Operating Data (for the nine months ended September 30, 2011):
Total revenue	$347,529
Gross profit	27,344
Net income	7,137

Balance Sheet Data (at September 30, 2011):
Current assets	$11,712
Noncurrent assets	19,785
Current liabilities	4,533
Noncurrent liabilities	19,827

NOURIA SALE/LEASEBACK

On March 31, 2011, the Company acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. The Company’s total investment in the transaction was $87,047,000 including acquisition costs, which was financed entirely with borrowings under the Company’s Credit Agreement.

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

The Company accounted for this transaction as a business combination. The Company adjusted its original purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in this transaction. The resulting adjustments to the assets, liabilities, revenue and expenses were not material to the consolidated balance sheet and consolidated statements of operations. The Company estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, the Company allocated $39,700,000 of the purchase price to land, net above-market and below-market leases relating to leasehold interests as lessee of $3,895,000, which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $3,768,000, which is accounted for as a deferred liability, $35,490,000 allocated to direct financing lease and capital lease assets and $12,000,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, the Company also recorded capital lease obligations aggregating $1,114,000. The Company also incurred transaction costs of $844,000 directly related to the acquisition which is included in general and administrative expenses on the consolidated statement of operations. The future contractual minimum annual rent receivable from Nouria on a calendar year basis is as follows: 2011 — $6,431,000, 2012 — $8,675,000 2013 — $8,812,000, 2014 — $8,952,000, 2015 — $9,095,000, 2016 — $9,240,000 and $131,043,000 thereafter.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of the Company and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010
Revenues	$82,453	$82,370

Net earnings	$36,484	$52,741

Basic and diluted net earnings per common share	$1.10	$1.93

9. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 has been derived from the Company’s books and records and is provided below to illustrate, for informational purposes only, the net contribution to the Company’s financial results that are realized from the leasing operations of properties leased to Marketing (which represents approximately 69% of the Company’s properties as of September 30, 2011) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets and cash flows of the Company, related to Marketing, the Company’s other tenants and the Company’s corporate functions necessary to arrive at the information for the Company on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Master Lease and other tenant leases are not segregated in legal entities. However, the Company generally maintains its books and records in site specific detail and has classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to the Company’s other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by the Company using certain assumptions, judgments and allocations. Each of the Company’s properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of September 30, 2011 or the property’s use immediately prior to its disposition or third party lease expiration.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2007 through September 30, 2011. The Company enters into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, the Company has agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, the Company’s environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of the Company’s tenant. Of the 800 properties leased to Marketing as of September 30, 2011, the Company has agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities and obligations at 166 retail properties that have not achieved Closure and are scheduled in the Master Lease, and provide limited indemnification to Marketing for certain pre-existing conditions at six of the terminals the Company owns and leases to Marketing. (See note 6 for additional information.)

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

The condensed combining balance sheet of Getty Realty Corp. as of September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$136,135	$216,457	$—	$352,592
Buildings and improvements	149,916	99,575	372	249,863

	286,051	316,032	372	602,455
Less — accumulated depreciation and amortization	(120,374)	(28,367)	(223)	(148,964)

Real estate, net	165,677	287,665	149	453,491
Net investment in direct financing leases	—	90,965	—	90,965
Deferred rent receivable, net	8,788	7,767	—	16,555
Cash and cash equivalents	—	—	14,009	14,009
Other receivables, net	3,947	175	147	4,269
Notes, mortgages and accounts receivable, net	213	30,987	1,978	33,178
Prepaid expenses and other assets	—	7,904	3,061	10,965

Total assets	178,625	425,463	19,344	623,432

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	23,005	23,005
Environmental remediation costs	13,795	993	—	14,788
Dividends payable	—	—	8,391	8,391
Accounts payable and accrued liabilities	1,035	19,705	8,929	29,669

Total liabilities	14,830	20,698	188,025	223,553

Net assets (liabilities)	$163,795	$404,765	$(168,681)	$399,879

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,262	$—	$253,413
Buildings and improvements	152,570	98,233	371	251,174

	289,721	214,495	371	504,587
Less — accumulated depreciation and amortization	(118,784)	(25,241)	(192)	(144,217)

Real estate, net	170,937	189,254	179	360,370
Net investment in direct financing lease	—	20,540	—	20,540
Deferred rent receivable, net	21,221	6,164	—	27,385
Cash and cash equivalents	—	—	6,122	6,122
Other receivables, net	3,874	363	296	4,533
Mortgages and accounts receivable, net	13	238	1,274	1,525
Prepaid expenses and other assets	—	3,444	3,225	6,669

Total assets	196,045	220,003	11,096	427,144

LIABILITIES:
Borrowings under credit line	—	—	41,300	41,300
Term loan	—	—	23,590	23,590
Environmental remediation costs	13,841	1,033	—	14,874
Dividends payable	—	—	14,432	14,432
Accounts payable and accrued liabilities	962	6,953	10,098	18,013

Total liabilities	14,803	7,986	89,420	112,209

Net assets (liabilities)	$181,242	$212,017	$(78,324)	$314,935

The condensed combining statement of operations of Getty Realty Corp. for the three months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$14,499	$12,813	$—	$27,312
Interest on notes and mortgages receivable	—	716	39	755

Total revenues	14,499	13,529	39	28,067

Operating expenses:
Rental property expenses	1,357	1,484	86	2,927
Impairment charges	550	37	—	587
Environmental expenses, net	1,692	40	—	1,732
General and administrative expenses	12	16	2,659	2,687
Allowance for deferred rent receivable	11,043	—	—	11,043
Depreciation and amortization expense	1,281	1,531	10	2,822

Total operating expenses	15,935	3,108	2,755	21,798

Operating income (loss)	(1,436)	10,421	(2,716)	6,269
Other income (expense), net	—	—	122	122
Interest expense	—	—	(1,414)	(1,414)

Earnings (loss) from continuing operations	(1,436)	10,421	(4,008)	4,977
Discontinued operations:
Earnings from operating activities	1	62	—	63
Gains on dispositions of real estate	—	310	—	310

Earnings from discontinued operations	1	372	—	373

Net earnings (loss)	$(1,435)	$10,793	$(4,008)	$5,350

The condensed combining statement of operations of Getty Realty Corp. for the three months ended September 30, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$14,535	$7,415	$—	$21,950
Interest on notes and mortgages receivable	—	—	34	34

Total revenues	14,535	7,415	34	21,984

Operating expenses:
Rental property expenses	1,473	820	(142)	2,151
Environmental expenses, net	968	28	—	996
General and administrative expenses	19	45	1,742	1,806
Depreciation and amortization expense	1,047	1,335	9	2,391

Total operating expenses	3,507	2,228	1,609	7,344

Operating income (loss)	11,028	5,187	(1,575)	14,640
Other income, net	—	—	1	1
Interest expense	—	—	(1,116)	(1,116)

Earnings (loss) from continuing operations	11,028	5,187	(2,690)	13,525
Discontinued operations:
Earnings (loss) from operating activities	(193)	4	—	(189)
Gains on dispositions of real estate	15	—	—	15

Earnings (loss) from discontinued operations	(178)	4	—	(174)

Net earnings (loss)	$10,850	$5,191	$(2,690)	$13,351

The condensed combining statement of operations of Getty Realty Corp. for the nine months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$43,481	$35,910	$—	$79,391
Interest on notes and mortgages receivable	—	1,800	101	1,901

Total revenues	43,481	37,710	101	81,292

Operating expenses:
Rental property expenses	4,054	5,684	377	10,115
Impairment charges	1,544	1,300	—	2,844
Environmental expenses, net	4,090	96	—	4,186
General and administrative expenses	109	2,240	7,959	10,308
Allowance for deferred rent receivable	11,043	—	—	11,043
Depreciation and amortization expense	3,242	4,049	31	7,322

Total operating expenses	24,082	13,369	8,367	45,818

Operating income (loss)	19,399	24,341	(8,266)	35,474
Other income, net	20	—	59	79
Interest expense	—	—	(4,079)	(4,079)

Earnings (loss) from continuing operations	19,419	24,341	(12,286)	31,474
Discontinued operations:
Earnings (loss) from operating activities	26	(171)	—	(145)
Gains on dispositions of real estate	299	310	—	609

Earnings from discontinued operations	325	139	—	464

Net earnings (loss)	$19,744	$24,480	$(12,286)	$31,938

The condensed combining statement of operations of Getty Realty Corp. for the nine months ended September 30, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$44,166	$21,833	$—	$65,999
Interest on notes and mortgages receivable	—	—	101	101

Total revenues	44,166	21,833	101	66,100

Operating expenses:
Rental property expenses	4,907	2,500	266	7,673
Environmental expenses, net	3,786	94	—	3,880
General and administrative expenses	111	103	5,750	5,964
Depreciation and amortization expense	3,149	3,982	26	7,157

Total operating expenses	11,953	6,679	6,042	24,674

Operating income (loss)	32,213	15,154	(5,941)	41,426
Other income, net	—	—	108	108
Interest expense	—	—	(3,932)	(3,932)

Earnings (loss) from continuing operations	32,213	15,154	(9,765)	37,602
Discontinued operations:
Earnings (loss) from operating activities	(160)	120	—	(40)
Gains on dispositions of real estate	1,624	29	—	1,653

Earnings from discontinued operations	1,464	149	—	1,613

Net earnings (loss)	$33,677	$15,303	$(9,765)	$39,215

The condensed combining statement of cash flows of Getty Realty Corp. for the nine months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$19,744	$24,480	$(12,286)	$31,938
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	3,244	4,079	31	7,354
Impairment charges	1,544	1,550	—	3,094
Gain from dispositions of real estate	(319)	(310)	—	(629)
Deferred rental revenue	1,390	(1,603)	—	(213)
Allowance for deferred rent receivable	11,043	—	—	11,043
Amortization of above-market and below-market leases	—	(533)	—	(533)
Accretion expense	459	10	—	469
Stock-based employee compensation expense	—	—	480	480
Changes in assets and liabilities:
Other receivables, net	168	194	—	362
Net investment in direct financing leases	—	334	—	334
Accounts receivable, net	(200)	(728)	—	(928)
Prepaid expenses and other assets	—	(154)	339	185
Environmental remediation costs	(746)	(56)	—	(802)
Accounts payable and accrued liabilities	74	440	26	540

Net cash flow provided by (used in) operating activities	36,401	27,703	(11,410)	52,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(167,474)	(1)	(167,475)
Proceeds from dispositions of real estate	784	1,488	—	2,272
Decrease in cash held for property acquisitions	—	—	149	149
Issuance of notes and mortgages receivable	—	(30,400)	(808)	(31,208)
Collection of notes and mortgages receivable	—	379	104	483

Net cash flow provided by (used in) investing activities	784	(196,007)	(556)	(195,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	247,253	247,253
Repayments under credit agreement	—	—	(140,853)	(140,853)
Repayments under term loan agreement	—	—	(585)	(585)
Cash dividends paid	—	—	(46,654)	(46,654)
Credit agreement origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation – Corporate	(37,185)	168,304	(131,119)	—

Net cash flow (used in) provided by financing activities	(37,185)	168,304	19,853	150,972

Net increase in cash and cash equivalents	—	—	7,887	7,887
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$14,009	$14,009

The condensed combining statement of cash flows of Getty Realty Corp. for the nine months ended September 30, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$33,677	$15,303	$(9,765)	$39,215
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	3,160	4,024	26	7,210
Gain from dispositions of real estate	(1,624)	(29)	—	(1,653)
Deferred rental revenue	1,081	(1,279)	—	(198)
Amortization of above-market and below-market leases	—	(506)	—	(506)
Accretion expense	546	13	—	559
Stock-based employee compensation expense	—	—	352	352
Changes in assets and liabilities:
Other receivables, net	(11)	17	—	6
Net investment in direct financing leases	—	(248)	—	(248)
Accounts receivable, net	(25)	204	—	179
Prepaid expenses and other assets	—	(111)	(156)	(267)
Environmental remediation costs	(324)	(69)	—	(393)
Accounts payable and accrued liabilities	124	(348)	(1,127)	(1,351)

Net cash flow provided by (used in) operating activities	36,604	16,971	(10,670)	42,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,627)	(42)	(4,669)
Proceeds from dispositions of real estate	2,564	225	—	2,789
Increase in cash held for property acquisitions	—	—	2,183	2,183
Collection of mortgages receivable, net	—	—	112	112

Net cash flow provided by (used in) investing activities	2,564	(4,402)	2,253	415

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	33,000	33,000
Repayments under credit agreement	—	—	(145,500)	(145,500)
Repayments under term loan agreement	—	—	(585)	(585)
Cash dividends paid	—	—	(37,903)	(37,903)
Net proceeds from issuance of common stock	—	—	108,205	108,205
Security deposits received	—	—	—	—
Cash consolidation – Corporate	(39,168)	(12,569)	51,737	—

Net cash flow (used in) provided by financing activities	(39,168)	(12,569)	8,954	(42,783)

Net increase in cash and cash equivalents	—	—	537	537
Cash and cash equivalents at beginning of period	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$3,587	$3,587

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.

GENERAL

Recent Developments

Our relationship with Getty Petroleum Marketing Inc. (“Marketing”) has deteriorated over the past several months. We are actively pursuing claims related to the non-payment of rent as well as other defaults by Marketing under the unitary master lease (the “Master Lease”), including taking legal action to enforce our rights under the Master Lease. We cannot provide any assurance regarding the ultimate resolution of these or any subsequent actions, including whether Marketing will comply with its rental, environmental and other obligations under the Master Lease.

In August and September 2011, Marketing failed to pay its monthly fixed rent to us when due under the Master Lease. We sent default notices to Marketing as required by the Master Lease and in each instance, Marketing ultimately paid the rent with applicable interest. In late August 2011, Marketing sent us a notice (the “Notice”) alleging that we were in default of certain of our obligations under the Master Lease by failing to perform certain environmental remediation. The Notice stated that if we failed to cure the alleged default, Marketing intended to offset the full amount of its monthly rental payments due to us under the Master Lease for October and November 2011. We believe that the alleged default is wholly without merit, that Marketing has no right to offset rent under the Master Lease based on the allegations they have made and that we are in compliance with our environmental obligations under the Master Lease. In compliance with an order issued by the New York State Supreme Court, Marketing paid an amount equal to the full October 2011 fixed rent under the Master Lease of which approximately $4.0 million was paid to us and the balance of approximately $0.9 million was paid to the court to be held in escrow. A judicial determination on the merits of Marketing’s claim to have a right of offset against fixed rent otherwise due under the Master Lease, and thus a disposition of monies held by the court, remains pending. We anticipate that, in connection with Marketing’s claim regarding rent offset rights or other claims or allegations that have been or may in the future be made, we may continue to experience disruption in rent receipts due from Marketing under the Master Lease. It is also possible that Marketing may assert additional claims against us. We intend to pursue our current actions against Marketing and, if necessary, bring other actions against Marketing to enforce our rights under the Master Lease.

Despite the litigation and other developments between us and Marketing, it is our intent to continue to pursue the sale and simultaneous removal of individual properties from the Master Lease. Any such dispositions require Marketing’s cooperation and consent, therefore we cannot provide any assurance that any such dispositions will occur.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the aggregate minimum rent due over the current term of the Master Lease is recognized on a straight-line (or average) basis rather than when payment contractually is due. We record the cumulative difference between lease revenue recognized under this straight-line accounting method and the lease revenue recognized when payment is due under the contractual payment terms as deferred rent receivable on our consolidated balance sheets. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable related to the portfolio of properties subject of the Master Lease is reviewed on an ongoing basis and such assessments and assumptions are subject to change.

As a result of the developments with Marketing described above and in our other filings with the SEC, Marketing’s posture related to resolving issues concerning the Master Lease and our assessment of the best way to position the Marketing portfolio to maximize its long-term value to us, we have concluded that it is probable that we will not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than we had previously reserved. Therefore, during the quarter ended September 30, 2011 we increased our reserve by recording an additional non-cash allowance for deferred rental revenue of $11.0 million. This non-cash allowance reduces our net earnings and our funds from operations for the three and nine months ended September 30, 2011, but does not impact our current cash flows from operating activities or adjusted funds from operations since the impact of the straight-line method of accounting is not included in our determination of adjusted funds from operations. As of September 30, 2011 and December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Master Lease was $8.8 million and $21.2 million, respectively, which was comprised of a gross deferred rent receivable of $26.7 million and $29.4 million, respectively, partially offset by a valuation reserve of $17.9 million and $8.2 million, respectively. It is possible that in connection with a restructuring of the portfolio of properties subject of the Master Lease, we may consider a deferral or reduction in the rental payments owed to us under the Master Lease. It is also possible that as a result of a continued deterioration of Marketing’s financial condition, Marketing may file bankruptcy and seek to reorganize or liquidate its business.

(See “General — Marketing and the Master Lease” below for additional information.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.)

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

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for managing the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately twenty of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2010.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.)

Marketing and the Master Lease

As of September 30, 2011, Marketing leased from us 800 properties comprising a unitary premises pursuant to the Master Lease. The Master Lease has an initial term expiring in December 2015, and provides Marketing with three renewal options of ten years each and a final renewal option of three years and ten months extending to 2049. Marketing is required to notify us of its election to exercise a renewal option one year in advance of the commencement of such renewal term. The Master Lease is a unitary lease and, therefore, Marketing’s exercise of any renewal option can only be for all, and not less than all, of the properties then comprising the unitary premises subject of the Master Lease. The Master Lease is a “triple-net” lease, pursuant to which Marketing is responsible for the payment of taxes, maintenance, repair, insurance and other operating expenses.

Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Master Lease. Marketing’s financial results depend on retail petroleum marketing margins from the sale of refined petroleum products and rental income from its subtenants. Marketing’s subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who may operate our properties directly and/or sublet our properties to the operators. Since a substantial portion of our revenues (52% for the three months ended September 30, 2011) are derived from the Master Lease, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Master Lease may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see note 9 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Marketing, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.)

Marketing provided us with financial statements for the year ended December 31, 2010; however, these financial statements were not certified as prepared in accordance with GAAP by either an independent certified public accountant or one of Marketing’s executive officers as required by the terms of the Master Lease. For the year ended December 31, 2010, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Marketing continued to report significant losses in its preliminary interim financial statements provided to us for the three months ended March 31, 2011 and for the six months ended June 30, 2011. Marketing’s financial statements for three months ended March 31, 2011 and for the six months ended June 30, 2011 are preliminary and subject to material adjustment. We believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Master Lease unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Master Lease, receives additional capital or credit support or generates funds elsewhere. There can be no assurance that Marketing will be successful in any of these efforts.

In July 2011, an arbitration panel that had been convened to hear a contractual dispute which commenced in 2010 between Marketing and Bionol Clearfield LLC (“Bionol”) issued an award in favor of Bionol for approximately $230.0 million. Marketing has filed a motion to vacate this award. The contractual dispute relates to a five-year contract under which Marketing agreed to purchase, at formula-based prices, substantially all of the ethanol production from Bionol’s ethanol plant in Pennsylvania. We are not in a position to evaluate the strength of the positions taken by Marketing with respect to its motion to vacate, and we cannot predict the actions that may be taken by Marketing or Bionol with respect to the award, or the timing of any such actions, including as to settlement or enforcement. Also in July 2011 Bionol announced that it, along with its affiliates, Bioenergy Holdings LLC and Bionol Holdings LLC, filed a voluntary petition for Chapter 7 relief in the United States Bankruptcy Court in Delaware. We cannot predict what impact Bionol’s Chapter 7 liquidation filing may have on its dispute with Marketing or what actions the Trustee may take to collect on or settle the award or whether the Trustee may pursue other possible remedies. The ultimate resolution of this matter may materially adversely affect Marketing’s financial condition and its ability to meet its obligations to the Company as they become due under the terms of the Master Lease.

On February 28, 2011, OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). We are not privy to the terms and conditions of this transaction between Lukoil and Cambridge and we do not know what type or amount of consideration, if any, was paid or is payable by Lukoil or its subsidiaries to Cambridge, or by Cambridge to Lukoil or its subsidiaries in connection with the transfer. We did not believe that while Lukoil owned Marketing it would allow Marketing to fail to meet its obligations under the Master Lease. However, there can be no assurance that Cambridge will have the capacity to or will provide capital or financial support to Marketing or that it can or will arrange for the provision of capital investment or financial support to Marketing that Marketing may require to perform its obligations under the Master Lease.

It is possible that the deterioration of Marketing’s financial condition may continue. Without financial support, it is possible that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business.

From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Master Lease. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Master Lease. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties comprising the unitary premises it leases from us under the Master Lease in an effort to improve Marketing’s financial results. As a result of these recent discussions, with Marketing’s consent and agreement on a case-by-case basis, we started to pursue the sale and simultaneous removal of individual properties from the Master Lease. We have focused our initial efforts in this initiative on the sale of terminal properties, and approximately 160 of our retail properties which do not have underground storage tanks and no longer operate as retail motor fuel outlets. Simultaneously with a transaction closing, we would, with Marketing’s previously received consent and agreement, remove such property from the unitary premises covered by Master Lease and reduce the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property.

While we have an ongoing process with Marketing allowing for increased activity intended to sell and simultaneously remove properties from the unitary premises covered by the Master Lease, there is no master agreement in place for this process. In view of the litigation activity described above, we are reevaluating our options related to the removal of properties from the unitary premises covered by the Master Lease. Any modification of the Master Lease that results in the removal of a significant number of properties from the Master Lease premises would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot predict if or when properties will be removed from the Master Lease premises; what composition of properties, if any, may be removed from the Master Lease; or what the terms of any agreement for modification of the Master Lease or agreements for the removal of individual properties from the Master Lease may be. We also cannot predict what actions Marketing may take, and what our recourse may be, whether the Master Lease is modified or not. We cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Master Lease premises, may change in the future.

Generally, we intend either to re-let or sell properties removed from the Master Lease, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest sales proceeds realized in new properties. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although we are the fee or leasehold owner of the portfolio of properties subject of the Master Lease and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that properties are removed from the Master Lease premises, we cannot predict if, when or on what terms such properties could be re-let or sold.

Under the Master Lease, our environmental remediation obligations are limited to incidents at 166 retail sites that have not achieved Closure and are scheduled in the Master Lease. We also provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of September 30, 2011 and December 31, 2010 in connection with this indemnification agreement.

Under the Master Lease, Marketing is directly responsible to pay for all other environmental liabilities including: (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). We estimate that as of September 30, 2011, the aggregate amount of the Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million, of which between $10 million to $15 million relates to that portion of the portfolio subject of the Master Lease that we believe are most likely to be removed from the Master Lease premises. Since we generally do not have access to certain site specific information available to Marketing, which under the Master Lease is the party responsible for paying and managing its environmental remediation expenses at our properties, our estimates were developed in large part by review of the limited publicly available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.

We do not maintain pollution legal liability insurance to protect us from potential future claims for the Marketing Environmental Liabilities. We will be required to accrue for the Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, as of September 30, 2011, we continued to believe that it was not probable that Marketing would not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we did not accrue for the Marketing Environmental Liabilities as of September 30, 2011 or December 31, 2010. Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement (defined below) and our Term Loan Agreement (defined below). Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. Accordingly, it is possible that during the fourth quarter of 2011 or thereafter, we may be required to increase the deferred rent receivable reserve, record impairment charges related to the portfolio of properties subject of the Master Lease or accrue for the Marketing Environmental Liabilities as a result of the potential or actual modification of the Master Lease or as a result of the potential or actual bankruptcy filing by Marketing or other factors including those discussed above, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and Term Loan Agreement.

We cannot provide any assurance that Marketing will meet its rental, environmental or other obligations under the Master Lease. Marketing’s failure to meet its rental, environmental or other obligations to us can lead to a protracted and expensive process for retaking control of our properties. We anticipate that, in connection with Marketing’s claim regarding rent offset rights or other claims or allegations that have been or may in the future be made, we may continue to experience disruption in rent receipts due from Marketing under the Master Lease. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at properties subject of the Master Lease. If Marketing does not perform its rental, environmental or other obligations under the Master Lease; if the Master Lease is modified significantly or terminated; if we determine that it is probable that Marketing will not meet its rental, environmental or other obligations and we accrue for certain of such liabilities; if we are unable to promptly re-let or sell the properties upon recapture from the Master Lease; or, if we change our assumptions that affect the accounting for rental revenue or the Marketing Environmental Liabilities related to the Master Lease and various other agreements; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets. In our case, however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include impairment charges, property acquisition costs or income tax benefits. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease term using the effective interest method which produces a constant periodic rate of return on the net investment in the leased property. Impairment of long-lived assets represents charges taken to write-down real estate assets to fair value estimated when events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. In prior periods, income tax benefits have been recognized due to the elimination of, or a net reduction in, amounts accrued for uncertain tax positions related to being taxed as a C-corp., rather than as a REIT, prior to 2001.

Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, impairment charges, property acquisition costs and income tax benefit. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) our rental operating expenses (exclusive of impairment charges); (v) our operating expenses (exclusive of direct expensed operating property acquisition costs); and (vi) our election to be treated as a REIT under the federal income tax laws beginning in 2001. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$5,350	$13,351	$31,938	$39,215

Depreciation and amortization of real estate assets	2,824	2,406	7,354	7,210
Gains from dispositions of real estate	(310)	(15)	(629)	(1,653)

Funds from operations	7,864	15,742	38,663	44,772
Revenue recognition adjustments	210	(293)	(794)	(952)
Allowance for deferred rental revenue	11,043	—	11,043	—
Impairment charges	587	—	3,094	—
Property acquisition costs	—	—	2,034	—

Adjusted funds from operations	$19,704	$15,449	$54,040	$43,820

Diluted per share amounts:
Earnings per share	$0.16	$0.45	$0.96	$1.44
Funds from operations per share	$0.24	$0.53	$1.16	$1.64
Adjusted funds from operations per share	$0.59	$0.52	$1.62	$1.61

Diluted weighted-average shares outstanding	33,395	29,944	33,098	27,288

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues from rental properties included in continuing operations increased by $5.3 million to $27.3 million for the three months ended September 30, 2011, as compared to $22.0 million for the three months ended September 30, 2010. We received approximately $15.1 million for the three months ended September 30, 2011 and $15.0 million for the three months ended September 30, 2010 from properties leased to Marketing under the Master Lease. We also received rent of $12.5 million for the three months ended September 30, 2011 and $6.7 million for the three months ended September 30, 2010 from other tenants. The increase in rent received from tenants other than Marketing for the three months ended September 30, 2011 was primarily due to rental income from 59 properties we acquired from, and leased back to, CPD NY Energy (“CPD NY”) in January 2011 and 66 properties we acquired from, and leased back to, Nouria Energy Ventures I LLC (“Nouria”) on March 31, 2011, and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Revenue Recognition Adjustments included in continuing operations decreased rental revenue by $0.3 million for the three months ended September 30, 2011 and increased rental revenue by $0.3 million for the three months ended September 30, 2010.

Interest income from notes and mortgages receivable increased by $0.8 million to $0.8 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to the issuance of $30.4 million of notes receivable in connection with the acquisitions completed in 2011.

Rental property expenses primarily comprised of rent expense and real estate and other state and local taxes included in continuing operations were $2.9 million for the three months ended September 30, 2011, as compared to $2.2 million for the three months ended September 30, 2010. The increase in rental property expenses for the quarter ended September 30, 2011, as compared to the prior year period, is principally due to additional real estate tax and rent expenses paid by us and reimbursed by our tenants related to properties and leasehold interests acquired in 2011. The reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations.

Non-cash impairment charges of $0.6 million included in continuing operations for the quarter ended September 30, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment. There were no impairment charges recorded in the quarter ended September 30, 2010.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the three months ended September 30, 2011 was $1.7 million as compared to $1.0 million for the three months ended September 30, 2010. The increase in net environmental expenses for the three months ended September 30, 2011 was principally due to a higher provision for litigation loss reserves and legal fees which increased by $0.7 million to $1.0 million for the three months ended September 30, 2011 as compared to $0.3 million for the three months ended September 30, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $0.9 million to $2.7 million for the three months ended September 30, 2011 as compared to $1.8 million recorded for the three months ended September 30, 2010. The increase in general and administrative expenses was principally due to employee related expenses and legal fees recorded in the three months ended September 30, 2011.

As a result of the developments with Marketing described above, Marketing’s posture related to resolving issues concerning the Master Lease and our assessment of the best way to position the Marketing portfolio to maximize its long-term value to us, we have concluded that it is probable that we will not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than we had previously reserved. Therefore, we increased our reserve by recording an additional non-cash allowance for deferred rent receivable of $11.0 million in the three months ended September 30, 2011.

Depreciation and amortization expense included in continuing operations increased by $0.4 million to $2.8 million for the three months ended September 30, 2011, as compared to $2.4 million for the three months ended September 30, 2010. The increase was primarily due to additional depreciation related to properties acquired in 2011 partially offset by the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.

As a result, total operating expenses increased by $14.5 million to $21.8 million for the three months ended September 30, 2011, as compared to $7.3 million for the three months ended September 30, 2010.

Interest expense was $1.4 million for the three months ended September 30, 2011 as compared to $1.1 million for the three months ended September 30, 2010. The increase was primarily due to higher borrowings outstanding for the three months ended September 30, 2011 partially offset by lower weighted average effective interest rates during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Average borrowings outstanding for the three months ended September 30, 2011 were impacted by, among other things, $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY, $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria and the repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $92.0 million received from a 3.45 million share common stock offering. The lower weighted average effective interest rates incurred during the quarter ended September 30, 2011 was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan Agreement, (each described in “Liquidity and Capital Resources” below).

As a result, earnings from continuing operations decreased by $8.5 million to $5.0 million for the three months ended September 30, 2011, as compared to $13.5 million for the three months ended September 30, 2010 and net earnings decreased by $8.0 million to $5.4 million for the three months ended September 30, 2011, as compared to $13.4 million for the three months ended September 30, 2010.

The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the three months ended September 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was income of $0.4 million for the three months ended September 30, 2011, as compared to a loss of $0.2 million for the three months ended September 30, 2010. The increase was primarily due to higher gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations was $0.3 million for the three months ended September 30, 2011 and $15 thousand for the three months ended September 30, 2010. There were four property dispositions in the three months ended September 30, 2011 and one property disposition in the three months ended September 30, 2010. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

For the three months ended September 30, 2011, FFO decreased by $7.8 million to $7.9 million, as compared to $15.7 million for the three months ended September 30, 2010, and AFFO increased by $4.3 million to $19.7 million, as compared to $15.4 million for the three months ended September 30, 2010. The decrease in FFO for the three months ended September 30, 2011 was primarily due to the changes in net earnings but excludes a $0.4 million increase in depreciation and amortization expense and a $0.3 million increase in gains on dispositions of real estate. The increase in AFFO for the three months ended September 30, 2011 also excludes the $11.0 million allowance for deferred rental revenue, a $0.5 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, and $0.6 million of impairment charges recorded in the quarter ended September 30, 2011 (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share and AFFO per share for the three months ended September 30, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2011. The weighted average number of shares outstanding used in our per share calculations increased by 3.5 million shares, or 11.5%, for the three months ended September 30, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.16 per share for the three months ended September 30, 2011, as compared to $0.45 per share for the three months ended September 30, 2010. Diluted FFO per share for the three months ended September 30, 2011 was $0.24 per share, as compared to $0.53 per share for the three months ended September 30, 2010. Diluted AFFO per share was $0.59 per share for the three months ended September 30, 2011 as compared to $0.52 per share for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues from rental properties included in continuing operations increased by $13.4 million to $79.4 million for the nine months ended September 30, 2011, as compared to $66.0 million for the nine months ended September 30, 2010. We received approximately $44.9 million and $45.3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, from properties leased to Marketing under the Master Lease. We also received rent of $33.8 million for the nine months ended September 30, 2011 and $19.9 million for the nine months ended September 30, 2010 from other tenants. The increase in rent received from tenants other than Marketing for the nine months ended September 30, 2011, was primarily due to rental income from 59 properties we acquired from, and leased back to, CPD NY in January 2011 and 66 properties we acquired from, and leased back to, Nouria on March 31, 2011 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Revenue Recognition Adjustments included in continuing operations increased rental revenue by $0.7 million for the nine months ended September 30, 2011, and by $0.8 million for the nine months ended September 30, 2010.

Interest income from notes and mortgages receivable increased by $1.8 million to $1.9 million for the nine months ended September 30, 2011, as compared to $0.1 million for the nine months ended September 30, 2010 due to the issuance of $30.4 million of notes receivable in connection with the acquisitions completed in 2011.

Rental property expenses primarily comprised of rent expense and real estate and other state and local taxes included in continuing operations were $10.1 million for the nine months ended September 30, 2011, as compared to $7.7 million for the nine months ended September 30, 2010. The increase in rental property expenses for the nine months ended September 30, 2011, as compared to the prior year period, is principally due to additional real estate tax and rent expenses paid by us and reimbursed by our tenants related to properties and leasehold interests acquired in 2011. The reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations.

Non-cash impairment charges of $2.8 million included in continuing operations for the nine months ended September 30, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment. There were no impairment charges recorded in the nine months ended September 30, 2010.

Environmental expenses, net of estimated recoveries from underground storage tank funds included in continuing operations for the nine months ended September 30, 2011 increased by $0.3 million to $4.2 million, as compared to $3.9 million for the nine months ended September 30, 2010. The increase in net environmental expenses for the nine months ended September 30, 2011 was primarily due to a higher provision for litigation loss reserves and legal fees which increased by $0.8 million to $1.7 million for the nine months ended September 30, 2011 as compared to $0.9 million for the nine months ended September 30, 2010 partially offset by a lower provision for estimated environmental remediation costs which decreased by $0.4 million to $2.0 million for the nine months ended September 30, 2011, as compared to $2.4 million recorded for the nine months ended September 30, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $4.3 million to $10.3 million for the nine months ended September 30, 2011 as compared to $6.0 million recorded for the nine months ended September 30, 2010. The increase in general and administrative expenses was principally due to $2.0 million of property acquisition costs, employee related expenses and legal fees recorded in the nine months ended September 30, 2011.

As a result of the developments with Marketing described above and in our other filings with the SEC, Marketing’s posture related to resolving issues concerning the Master Lease and our assessment of the best way to position the Marketing portfolio to maximize its long-term value to us, we have concluded that it is probable that we will not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than we had previously reserved. Therefore, we increased our reserve by recording an additional non-cash allowance for deferred rent receivable of $11.0 million in the nine months ended September 30, 2011.

Depreciation and amortization expense included in continuing operations increased by $0.1 million to $7.3 million for the nine months ended September 30, 2011, as compared to $7.2 million for the nine months ended September 30, 2010. The increase was primarily due to additional depreciation related to properties acquired in 2011 partially offset by the effect of certain assets becoming fully depreciated, lease terminations and property dispositions.

As a result, total operating expenses increased by $21.1 million to $45.8 million for the nine months ended September 30, 2011, as compared to $24.7 million for the nine months ended September 30, 2010.

Interest expense increased by $0.2 million to $4.1 million for the nine months ended September 30, 2011, as compared to $3.9 million for the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was due to higher borrowings outstanding partially offset by lower weighted average effective interest rates during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Average borrowings outstanding for the nine months ended September 30, 2010 were impacted by, among other things, the partial repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $108.2 million received in 2010 from a 5.2 million share common stock offering. In addition, average borrowings outstanding for the nine months ended September 30, 2011 were impacted by, among other things, $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY, $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria and the repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $92.0 million received in 2011 from a 3.45 million share common stock offering. The lower weighted average effective interest rates incurred during the nine months ended September 30, 2011 was caused by changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan Agreement, (each described in “Liquidity and Capital Resources” below).

As a result, earnings from continuing operations decreased by $6.1 million to $31.5 million for the nine months ended September 30, 2011, as compared to $37.6 million for the nine months ended September 30, 2010 and net earnings decreased by $7.3 million to $31.9 million for the nine months ended September 30, 2011, as compared to $39.2 million for the nine months ended September 30, 2010.

The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 are reclassified as discontinued operations. The operating results of such properties for the nine months ended September 30, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. The results of discontinued operations, primarily comprised of gains on dispositions of real estate, was $0.5 million for the nine months ended September 30, 2011, as compared to $1.6 million for the nine months ended September 30, 2010. The decrease was primarily due to lower gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations was $0.6 million for the nine months ended September 30, 2011 and $1.7 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, there were seven property dispositions. For the nine months ended September 30, 2010, there were five property dispositions. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

For the nine months ended September 30, 2011, FFO decreased by $6.1 million to $38.7 million, as compared to $44.8 million for the nine months ended September 30, 2010, and AFFO increased by $10.2 million to $54.0 million, as compared to $43.8 million for the nine months ended September 30, 2010. The decrease in FFO for the nine months ended September 30, 2011 was primarily due to the changes in net earnings but excludes a $0.2 million increase in depreciation and amortization expense and a $1.1 million decrease in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2011 also excludes an $11.0 million allowance for deferred rental revenue, a $0.2 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented, $3.1 million of impairment charges included in continuing operations and discontinued operations for the nine months ended September 30, 2011 and $2.0 million of property acquisition expenses recorded for the nine months ended September 30, 2011 (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share and AFFO per share for the nine months ended September 30, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding used in our per share calculations increased by 5.8 million shares, or 21.3%, for the nine months ended September 30, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.96 per share for the nine months ended September 30, 2011, as compared to $1.44 per share for the nine months ended September 30, 2010. Diluted FFO per share for the nine months ended September 30, 2011 was $1.16 per share, as compared to $1.64 per share for the nine months ended September 30, 2010. Diluted AFFO per share for the nine months ended September 30, 2011 was $1.62 per share, as compared to $1.61 per share for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement that expires in March 2012 as a source of liquidity. However, as described above, the deterioration of our relationship with Marketing, Marketing’s recent actions and the risk of additional developments with Marketing may restrict our ability to borrow funds under our Credit Agreement. As described above under “Recent Developments,” we are actively pursuing numerous claims against Marketing under the Master Lease. (See “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010, “Part II, Item 1A. Risk Factors” which appears in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.)

We cannot predict how these developments may impact our access to capital and our liquidity. It is possible that our business operations or liquidity may be adversely affected by Marketing’s actions, including its failure to pay rent to us when due, which non-payment or delay in payment could give rise to an event of default under the Credit Agreement and the Term Loan Agreement. Any such event of default, if not waived, would prohibit us from drawing funds against the Credit Agreement, could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. In order to continue to meet our liquidity needs (including the repayment of the balance outstanding under the Credit Agreement when due in March 2012), we must extend the maturity of or refinance our existing debt or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Credit Agreement and the Term Loan Agreement, or simply may not be available. As a result, we may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Credit Agreement beyond March 2012. We are engaged in discussions with the Bank Syndicate and we expect to refinance or amend the Credit Agreement at or prior to maturity. There can be no assurance that at or prior to expiration of the Credit Agreement we will be able to amend the Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all. Management believes that subject to the Company obtaining favorable resolution related to the Credit Agreement, our operating cash needs for the next twelve months can be met by cash flows from operations, and available cash and cash equivalents. If we fail to obtain additional sources of financing or refinance our existing debt, this could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010 were $52.7 million and $42.9 million, respectively.

Credit Agreement

We are party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) with a group of domestic commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”). The Credit Agreement expires in March 2012. As of September 30, 2011, borrowings under the Credit Agreement were $147.7 million bearing interest at a rate of 1.25% per annum. We are engaged in discussions with the Bank Syndicate and we expect to refinance or amend the Credit Agreement at or prior to maturity. There can be no assurance that at or prior to expiration of the Credit Agreement we will be able to amend the Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all.

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

The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. The annual commitment fee on the unused Credit Agreement ranges from 0.10% to 0.20% based on the average amount of borrowings outstanding. The Credit Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios which may limit our ability to incur debt or pay dividends.

The Credit Agreement contains customary events of default, including change of control, failure to maintain REIT status and a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under our Credit Agreement, an inability to draw additional funds from the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under our Term Loan Agreement. The Credit Agreement prohibits the payment of dividends during certain events of default. In addition, should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and Term Loan Agreement.

Term Loan Agreement

We are party to a $25.0 million three-year Term Loan Agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). The Term Loan Agreement expires in September 2012. As of September 30, 2011, borrowings under the Term Loan Agreement were $23.0 million bearing interest at a rate of 3.50% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a $22.2 million balloon payment due at maturity. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement contains customary terms and conditions, including financial covenants such as those requiring us to maintain minimum tangible net worth, leverage ratios and coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement. There can be no assurance that at or prior to the expiration of the Term Loan Agreement we will be able to refinance or amend the existing Term Loan Agreement on favorable terms, if at all.

Swap Agreement

We were party to a $45.0 million LIBOR based interest rate Swap Agreement with JPMorgan Chase Bank, N.A. as the counter-party (the “Swap Agreement”), which expired on June 30, 2011. The Swap Agreement was intended to hedge our exposure to market interest rate risk by effectively fixing, at 5.44%, a portion of the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements. We are currently fully exposed to interest rate risk on our aggregate borrowings floating at market rates.

Public Offering

During the first quarter of 2011, we completed a public stock offering of 3.45 million shares of our common stock. Substantially all of the $92.0 million net proceeds from the offering were used to repay a portion of the outstanding balance under our Credit Agreement and the remainder was used for general corporate purposes. During the second quarter of 2010, we completed a public stock offering of 5.2 million shares of our common stock. Substantially all of the $108.2 million net proceeds from the offering were used to repay a portion of the outstanding balance under our Credit Agreement, and the remainder was used for general corporate purposes.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. As a REIT, we are required, among other things, to distribute in cash or a combination of cash and our stock at least ninety percent of our ordinary taxable income to our shareholders each year. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Term Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Term Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $46.7 million and $37.9 million for the nine months ended September 30, 2011 and 2010, respectively. Due to the developments related to Marketing and the Master Lease discussed above, there can be no assurance that we will be able to continue to pay cash dividends at the rate of $0.25 per share per quarter, if at all.

Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not incurred significant capital expenditures other than those related to acquisitions. Our property acquisitions and capital expenditures for the nine months ended September 30, 2011 and 2010 amounted to $167.5 million, and $4.7 million, respectively. To the extent that our sources of liquidity are not sufficient to fund capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, deferred rent receivable, income under direct financing leases, recoveries from state underground storage tank funds, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

Our accounting policies are described in note 1 to the consolidated financial statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs and recoveries from state underground storage tank funds, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31 and June 30, 2011 filed with the SEC and this Quarterly Report on Form 10-Q.

As of September 30, 2011, the net carrying value of the deferred rent receivable attributable to the Master Lease was $8.8 million and the aggregate amount of the Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. The actual amount of the Marketing Environmental Liabilities may differ from our estimated range and we can provide no assurance as to the accuracy of our estimate. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that, during the fourth quarter or thereafter, we may be required to increase the deferred rent reserve, record impairment charges related to the portfolio of properties or accrue for the Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease that affect the amounts reported in our financial statements. It is also possible that as a result of material adjustments to the amounts recorded for certain of our assets and liabilities that we may not be in compliance with the financial covenants in our Credit Agreement or Term Loan Agreement. (See “General — Marketing and the Master Lease” above for additional information.)

ENVIRONMENTAL MATTERS

General

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain of our tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at an individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant. As of September 30, 2011, we have regulatory approval for remediation action plans in place at 203 of the 225 properties at which we continue to retain remediation responsibility and the remaining 22 properties were in the assessment phase. In addition, we have nominal post-closure compliance obligations at 33 properties where we have received “no further action” letters.

Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counter-party fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “General — Marketing and the Master Lease” above for additional information.)

Under the Master Lease, our environmental remediation obligations are limited to incidents at 166 retail sites that have not achieved Closure and are scheduled in the Master Lease. We also provide limited environmental indemnification to Marketing, capped at $4.25 million, for certain pre-existing conditions at six of the terminals we own and lease to Marketing. Under the indemnification agreement, Marketing is required to pay (and has paid) the first $1.5 million of costs and expenses incurred in connection with remediating any such pre-existing conditions, Marketing shares equally with us the next $8.5 million of those costs and expenses and Marketing is obligated to pay all additional costs and expenses over $10.0 million. We have accrued $0.3 million as of September 30, 2011 and December 31, 2010 in connection with this indemnification agreement.

As the operator of our properties under the Master Lease, Marketing is directly responsible to pay for the remediation of environmental contamination it causes and to comply with various environmental laws and regulations. In addition, the Master Lease and various other agreements between Marketing and us allocate responsibility for known and unknown environmental liabilities between Marketing and us relating to the properties subject of the Master Lease. It is possible that our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals, environmental remediation liabilities and related assets. If Marketing fails to pay them, we may ultimately be responsible to pay for environmental liabilities as the property owner. We are required to accrue for environmental liabilities that we believe are allocable to Marketing under the Master Lease and various other agreements if we determine that it is probable that Marketing will not pay its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay.

As of September 30, 2011, we continued to believe that it was not probable that Marketing will not pay for substantially all of the environmental liabilities allocable to it under the Master Lease and various other agreements and, therefore, have not accrued for such environmental liabilities. Our assessments and assumptions that affect the recording of environmental liabilities related to the portfolio of properties subject of the Master Lease are reviewed on an ongoing basis and such assessments and assumptions are subject to change. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease, and accordingly, during the fourth quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities.

We have determined that the aggregate amount of the environmental liabilities attributable to Marketing (as estimated by us based on our assumptions and our analysis of information currently available to us described in more detail above) (the “Marketing Environmental Liabilities”) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. (See “General — Marketing and the Master Lease” above for additional information.)

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

As of September 30, 2011, we had accrued $10.8 million as management’s best estimate of the net fair value of reasonably estimable environmental remediation costs which was comprised of $14.8 million of estimated environmental obligations and liabilities offset by $4.0 million of estimated recoveries from state UST remediation funds, net of allowance. Environmental expenditures, net of recoveries from UST funds, were $2.1 million and $2.5 million, respectively, for nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010 estimated environmental remediation cost and accretion expense included in environmental expenses in continuing operations in our consolidated statements of operations amounted to $2.0 million and $2.4 million, respectively, which amounts were net of probable recoveries from state UST remediation funds.

Environmental liabilities and related assets are currently measured at fair value based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of gross expenses aggregating $5.4 million before recoveries from UST funds. Accordingly, the environmental accrual as of September 30, 2011 was increased by $2.1 million, net of assumed recoveries and before inflation and present value discount adjustments. The resulting net environmental accrual as of September 30, 2011 was then further increased by $0.7 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.00%, we then reduced the net environmental accrual, as previously adjusted, by a $1.5 million discount to present value. Had we assumed an inflation rate that was 0.50% higher and a discount rate that was 0.50% lower, net environmental liabilities accrued as of September 30, 2011 would have increased by an aggregate of $0.2 million. However, the aggregate net change in environmental estimates expense recorded during the nine months ended September 30, 2011 would not have changed significantly if these changes in the assumptions were made effective December 31, 2010.

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

In view of the uncertainties associated with environmental expenditures, contingencies concerning Marketing and the Master Lease and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “General — Marketing and the Master Lease” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. In addition, we have retained responsibility for certain legal proceedings and claims relating to the petroleum marketing business that were identified at the time the Company’s petroleum marketing business was spun-off to our shareholders in March 1997. As of September 30, 2011 and December 31, 2010, we had accrued $3.7 million and $3.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the Lower Passaic River and certain MTBE multi-district litigation cases, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: our primary tenant, Marketing, and the Master Lease included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Marketing and the Master Lease” and elsewhere in this Quarterly Report on Form 10-Q; the impact of any modification or termination of the Master Lease on our business and ability to pay dividends or our stock price; the impact of Lukoil’s transfer of its ownership interest in Marketing on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and other agreements between us; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs regarding Marketing and its operations, including our belief that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities; our intentions to sell and simultaneously remove properties from the Master Lease pursuant to individual lease modification agreements executed on a property-by-property basis; our ability to predict if, or when, properties will be removed from the Master Lease premises, what composition of properties, if any, may be removed from the Master Lease premises; what the terms of any agreement for modification of the Master Lease or agreements for the removal of individual properties from the Master Lease may be or what our recourse will be if the Master Lease is modified or terminated; our beliefs regarding the resolution of the Bionol arbitration panel’s award against Marketing; our belief that it is probable that we will not collect all the rent due from Marketing during the initial term of the Master Lease; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; our ability to renew expired leases; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectations regarding refinancing or entering into an amendment of our Credit Agreement and the Term Loan Agreement or entering into a new credit agreement; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Term Loan Agreement; our ability to re-let properties at market rents or sell properties and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described herein, those described in “Marketing and the Master Lease” herein, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks include, but are not limited to risks associated with: material dependence on Marketing as a tenant, Marketing’s recent actions and the deterioration of our relationship with Marketing; the transfer of Lukoil’s ownership interest in Marketing; Marketing’s non-performance of its rental, environmental or other obligations under the Master Lease; the possibility that Marketing may file for bankruptcy protection and seek to reorganize or liquidate its business; the impact the arbitration panel’s $230 million award issued against Marketing will have on Marketing’s ability or willingness to perform its rental, environmental and other obligations under the Master Lease and on Marketing’s business; the modification or termination of the Master Lease; our inability to provide access to financial information about Marketing; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; costs of completing environmental remediation and of compliance with environmental legislation and regulations; our ability to acquire or develop new properties; potential future acquisitions; owning and leasing real estate generally; adverse developments in general business, economic or political conditions; performance of our tenants of their lease obligations, tenant non-renewal and our ability to re-let or sell vacant properties; our dependence on external sources of capital; generalized credit market dislocations and contraction of available credit; our business operations generating sufficient cash for distributions or debt service; changes in interest rates and our ability to manage or mitigate this risk effectively; expenses not covered by insurance; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; substantially all of our tenants depending on the same industry for their revenues; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; our ability to pay dividends; changes in market conditions; adverse effect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement and our $25.0 million Term Loan Agreement. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of September 30, 2011 under the Credit Agreement and the Term Loan Agreement were $147.7 million and $23.0 million, respectively, bearing interest at a weighted-average rate of 1.60% per annum. The weighted-average effective rate is based on (i) $147.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, and (ii) $23.0 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%. Our Credit Agreement, which expires in March 2012, permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin is based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement, and is adjusted effective mid-quarter when our quarterly financial results are reported to the Bank Syndicate. Based on our leverage ratio as of September 30, 2011, the applicable margin will remain at 0.00% for base rate borrowings and 1.00% for LIBOR rate borrowings. It is possible that our business operations or liquidity may be adversely affected by Marketing as discussed in “General — Marketing and the Master Lease” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 2.00% the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2011 has increased significantly, as compared to December 31, 2010 primarily as a result of $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY and $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, partially offset by the repayment of approximately $92.0 million of the borrowings then outstanding under the Credit Agreement with funds primarily received from the proceeds of a 3.45 million share common stock offering. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, amend our Credit Agreement or our Term Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt.

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

Based on our aggregate average outstanding borrowings under the Credit Agreement and the Term Loan Agreement projected at $170.6 million for 2011, an increase in market interest rates of 0.50% for the remainder of 2011 would decrease our 2011 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates, and assumes that the $147.7 million outstanding borrowings under the Credit Agreement as of September 30, 2011 plus the $22.9 million average scheduled outstanding borrowings for the remainder of 2011 under the Term Loan Agreement is indicative of our future average borrowings for 2011 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement, with decreases in the outstanding amount under our Term Loan Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2010 except as disclosed in “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and June 30, 2011 filed with the SEC and as follows:

Our financial results are materially dependent on the performance of Marketing. Marketing’s financial condition has deteriorated in recent years. Our relationship with Marketing has deteriorated over the past several months and the parties are currently in litigation. Any factor that adversely affects Marketing’s ability to meet or perform its rental, environmental or other obligations under the Master Lease could materially adversely affect our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price.

Our financial results are materially dependent upon the ability of Marketing to meet its rental, environmental and other obligations under the Master Lease. A substantial portion of our revenues (52% for the three months ended September 30, 2011) are derived from the Master Lease. Our relationship with Marketing has deteriorated over the past several months. We are actively pursuing claims related to the non-payment of rent as well as other defaults by Marketing under the Master Lease, including taking legal action to enforce our rights under the Master Lease. We cannot provide any assurance regarding the ultimate resolution of these and any subsequent actions, including whether Marketing will comply with its rental, environmental and other obligations under the Master Lease. Accordingly, any factor that adversely affects Marketing’s ability to meet its rental, environmental and other obligations under the Master Lease may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For additional information regarding the portion of our financial results that are attributable to Marketing, see note 9 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”)

In late August 2011, Marketing sent us a notice (the “Notice”) alleging that we were in default of certain of our obligations under the Master Lease by failing to perform certain environmental remediation. The Notice stated that if we failed to cure the alleged default, Marketing intended to offset the full amount of its monthly rental payments due to us under the Master Lease for October and November 2011. We believe that the alleged default is wholly without merit, that Marketing has no right to offset rent under the Master Lease based on the allegations they have made and that we are in compliance with our environmental obligations under the Master Lease. In compliance with an order issued by the New York State Supreme Court, Marketing paid an amount equal to the full October 2011 fixed rent under the Master Lease of which approximately $4.0 million was paid to us and the balance of approximately $0.9 million was paid to the court to be held in escrow. A judicial determination on the merits of Marketing’s claim to have a right of offset against fixed rent otherwise due under the Master Lease, and thus a disposition of monies held by the court, remains pending. We anticipate that, in connection with Marketing’s claim regarding rent offset rights or other claims or allegations that have been or may in the future be made, we may continue to experience disruption in rent receipts due from Marketing under the Master Lease. It is also possible that Marketing may assert additional claims against us. We intend to pursue our current actions against Marketing and, if necessary, bring other actions against Marketing to enforce our rights under the Master Lease.

Marketing provided us with financial statements for the year ended December 31, 2010; however, these financial statements were not certified as prepared in accordance with GAAP by either an independent certified public accountant or one of Marketing’s executive officers as required by the terms of the Master Lease. For the year ended December 31, 2010, Marketing reported a significant loss, continuing a trend of reporting large losses in recent years. Marketing continued to report significant losses in its preliminary interim financial statements provided to us for the three months ended March 31, 2011 and for the six months ended June 30, 2011. Marketing’s financial statements provided to us for three months ended March 31, 2011 and for the six months ended June 30, 2011 are preliminary and subject to material adjustment. We believe that Marketing likely does not have the ability to generate cash flows from its business operations sufficient to meet its rental, environmental and other obligations under the terms of the Master Lease unless Marketing shows significant improvement in its financial results, reduces the number of properties under the Master Lease, receives additional capital or credit support or generates funds elsewhere. There can be no assurance that Marketing will be successful in any of these efforts. It is possible that in connection with a restructuring of the portfolio of properties subject of the Master Lease, we may consider a deferral or reduction in the rental payments owed to us under the Master Lease. It is also possible that as a result of a continued deterioration of Marketing’s financial condition, Marketing may file bankruptcy and seek to reorganize or liquidate its business.

As of September 30, 2011, the net carrying value of the deferred rent receivable attributable to the Master Lease was $8.8 million and the aggregate amount of the Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. Since we generally do not have access to certain site specific information available to Marketing, which under the Master Lease is the party responsible for paying and managing its environmental remediation expenses at certain of our properties, our estimates were developed in large part by review of the limited publicly available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. Accordingly, it is possible that during the fourth quarter of 2011 or thereafter, we may be required to increase the deferred rent receivable reserve, record impairment charges related to the portfolio of properties subject of the Master Lease or accrue for the Marketing Environmental Liabilities as a result of the potential or actual modification of the Master Lease or as a result of the potential or actual bankruptcy filing by Marketing or other factors including those discussed above, which may result in material adjustments to the amounts recorded for these assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement.

If Marketing does not meet its rental, environmental and other obligations under the Master Lease, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

If it becomes probable that Marketing will not pay its environmental obligations, or if we change our assumptions for environmental liabilities related to the Master Lease we would be in default of our Credit Agreement or Term Loan Agreement, and our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.

Marketing is directly responsible to pay for (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease relating to Marketing’s business and the properties it leases from us (collectively, the “Marketing Environmental Liabilities”). Under the Master Lease, our environmental remediation obligations are limited to incidents at 166 retail sites that have not achieved Closure and are scheduled in the Master Lease and we provide limited indemnification to Marketing for certain pre-existing conditions at six of the terminals we own and lease to Marketing. If Marketing fails to pay the Marketing Environmental Liabilities, we may ultimately be responsible to pay for the Marketing Environmental Liabilities as the property owner. We do not maintain pollution legal liability insurance to protect us from potential future claims for the Marketing Environmental Liabilities. We will be required to accrue for the Marketing Environmental Liabilities if we determine that it is probable that Marketing will not meet its environmental obligations and we can reasonably estimate the amount of the Marketing Environmental Liabilities for which we will be responsible to pay, or if our assumptions regarding the ultimate allocation methods or share of responsibility that we used to allocate environmental liabilities changes. However, we continue to believe that it is not probable that Marketing will not pay for substantially all of the Marketing Environmental Liabilities. Accordingly, we have not accrued for the Marketing Environmental Liabilities.

Nonetheless, we have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. Such non-compliance would result in an event of default under the Credit Agreement and the Term Loan Agreement which, if not waived, would prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease, and accordingly, during the fourth quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities. If we determine that it is probable that Marketing will not meet the Marketing Environmental Liabilities and we accrue for such liabilities, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

We estimate that as of September 30, 2011, the aggregate amount of the Marketing Environmental Liabilities, net of expected recoveries from underground storage tank funds, for which we may ultimately be responsible to pay but have not accrued range between $13 million and $20 million. Since we generally do not have access to certain site specific information available to Marketing, which under the Master Lease is the party responsible for paying and managing its environmental remediation expenses at certain of our properties, our estimates were developed in large part by review of the limited publicly available information gathered through electronic databases and freedom of information requests and assumptions we made based on that data and on our own experiences with environmental remediation matters. The actual amounts of the ranges estimated above may be significantly higher than our estimates and we can provide no assurance as to the accuracy of these estimates.

In view of the uncertainties associated with environmental expenditures, contingencies concerning Marketing and the Master Lease and contingencies related to other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than these estimates. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease” above for additional information.) Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental costs could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

If the Master Lease is modified significantly or terminated, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price could be materially adversely affected.

From time to time when it was owned by Lukoil, we held discussions with representatives of Marketing regarding potential modifications to the Master Lease. These discussions did not result in a common understanding with Marketing that would form a basis for modification of the Master Lease. After Lukoil’s transfer of its ownership of Marketing to Cambridge, we commenced discussions with Marketing’s new owners and management. Marketing’s new management has indicated a desire to reduce the number of properties comprising the unitary premises it leases from us under the Master Lease in an effort to improve Marketing’s financial results. As a result of these recent discussions, with Marketing’s consent and agreement, we started to pursue the sale and simultaneous removal of individual properties from the Master Lease. We have focused our initial efforts in this initiative on the sale of terminal properties, and approximately 160 of our retail properties which do not have underground storage tanks and no longer operate as retail motor fuel outlets. Simultaneously with a transaction closing, we would, with Marketing’s previously received consent and agreement, remove such property from the unitary premises covered by Master Lease and reduce the rent payable by Marketing by an amount calculated based upon a percentage of net proceeds realized upon the sale of such property.

While we have an ongoing process with Marketing allowing for increased activity intended to sell and simultaneously remove properties from the unitary premises covered by the Master Lease, there is no master agreement in place for this process. In view of the litigation activity described above, we are reevaluating our options related to the removal of properties from the unitary premises covered by the Master Lease. Any modification of the Master Lease that results in the removal of a significant number of properties from the Master Lease premises would likely significantly reduce the amount of rent we receive from Marketing and increase our operating expenses. We cannot predict if or when properties will be removed from the Master Lease premises; what composition of properties, if any, may be removed from the Master Lease premises; or what the terms of any agreement for modification of the Master Lease or agreements for the removal of individual properties from the Master Lease may be. We also cannot predict what actions Marketing may take, and what our recourse may be, whether the Master Lease is modified or not. We cannot predict if or how Marketing’s business strategy, including as it relates to the removal of properties from the Master Lease premises, may change in the future.

During the fourth quarter of 2011 or thereafter, we may be required to increase the deferred rent receivable reserve, record impairment charges related to the portfolio of properties subject of the Master Lease or accrue for the Marketing Environmental Liabilities as a result of the potential or actual modification of the Master Lease or as a result of the potential or actual bankruptcy filing by Marketing or other factors including those discussed above, which may result in material adjustments to the amounts recorded for these assets and liabilities.

As of September 30, 2011, Marketing was not operating eight of the nine terminals it leases from us and had removed, or has scheduled removal of, the underground gasoline storage tanks and related equipment at approximately 160 of our retail properties. We intend either to re-let or sell properties that are removed from the Master Lease premises, whether such removal arises consensually by negotiation or as a result of default by Marketing, and reinvest sales proceeds realized in new properties. With respect to properties that are vacant or have had underground gasoline storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground gasoline storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although we are the fee or leasehold owner of the properties subject of the Master Lease and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, in the event that properties are removed from the Master Lease premises, we cannot predict if, when or on what terms such properties could be re-let or sold.

We are dependent on external sources of capital which may not be available on favorable terms, or at all.

We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third party sources of capital, which may or may not be available on favorable terms, or at all. As part of our overall growth strategy we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions we will require other sources of capital, which may or may not be available on favorable terms or at all. Other sources of capital may significantly increase our interest rate risk or adversely impact how we manage our interest rate risk. We cannot accurately predict how periods of illiquidity in the credit markets, or developments or contingencies related to Marketing and the Master Lease, will impact our access to or cost of capital. In addition, additional equity offerings may result in substantial dilution of shareholder’s interests, and additional debt financing may substantially increase our leverage. Our access to third party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock.

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement that expires in March 2012 as a source of liquidity. However, as described above in the “Recent Developments” section, the deterioration of our relationship with Marketing, Marketing’s recent actions and the risk of additional developments with Marketing may restrict our ability to borrow funds under our Credit Agreement. It is possible that our business operations or liquidity may be adversely affected by Marketing’s actions, including its failure to pay rent to us when due, which non-payment or delay in payment could give rise to an event of default under the Credit Agreement and the Term Loan Agreement. Any such event of default, if not waived, would prohibit us from drawing funds against the Credit Agreement, could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. In order to continue to meet our liquidity needs (including the repayment of the balance outstanding under the Credit Agreement when due in March 2012), we must extend the maturity of or refinance our existing debt or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Credit Agreement and the Term Loan Agreement, or simply may not be available. As a result, we may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Credit Agreement beyond March 2012. There can be no assurance that at or prior to expiration of the Credit Agreement we will be able to amend the Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all.

Our ability to meet the financial and other covenants relating to our Credit Agreement and our Term Loan Agreement is dependent on the performance of our tenants, including Marketing. Should our assessments, assumptions and beliefs that affect our accounting prove to be incorrect, or if circumstances change, we may have to materially adjust the amounts recorded in our financial statements for certain assets and liabilities, and as a result of which, we may not be in compliance with the financial covenants in our Credit Agreement and our Term Loan Agreement. We have determined that the aggregate amount of the Marketing Environmental Liabilities (as estimated by us, based on our assumptions and analysis of information currently available to us described in more detail above) would be material to us if we were required to accrue for all of the Marketing Environmental Liabilities since as a result of such accrual, we would not be in compliance with the existing financial covenants in our Credit Agreement and our Term Loan Agreement. (For additional information with respect to the Marketing Environmental Liabilities, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease.”)

If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our Credit Agreement or our Term Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. In such an event, we would be prohibited from drawing funds against the Credit Agreement and our indebtedness under the Credit Agreement and the Term Loan Agreement could be accelerated. An event of default if not cured or waived would increase by 2.00% the interest rate we pay under our Credit Agreement. We may be unable to fulfill commitments relating to completion of future acquisitions, if any, and incur monetary losses or damage our reputation if we cannot draw sufficient funds against the Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Our access to third party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock. If one or more of the financial institutions that support our Credit Agreement fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under our Credit Agreement.

It is possible that we may change our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease, and accordingly, during the fourth quarter of 2011 or thereafter, we may be required to accrue for the Marketing Environmental Liabilities. If we determine that it is probable that Marketing will not meet the Marketing Environmental Liabilities and we accrue for such liabilities, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Credit Agreement which expires in March 2012 and our Term Loan Agreement which is due in September 2012. Borrowings under our Credit Agreement and our Term Loan Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and our Term Loan Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, amend our Credit Agreement or our Term Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risks”.)

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant. In addition, our Credit Agreement and our Term Loan Agreement prohibit the payments of dividends during certain events of default. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2011 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change as a result of the developments described above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” (For additional information regarding Marketing and the Master

Lease, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”.) No assurance can be given that our financial performance in the future will permit our payment of any dividends at the level historically paid, if at all.

To qualify for taxation as a REIT, the Company, among other requirements, must distribute annually to its stockholders at least 90% of its REIT taxable income, including taxable income that is accrued by the Company without a corresponding receipt of cash. A recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or our stock price.

Item 4.	Other Information

None.

Item 5.	Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema (b)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)

(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp. (Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature) THOMAS J. STIRNWEIS
Vice President, Treasurer and Chief Financial Officer November 8, 2011

BY:	/s/ David B. Driscoll
(Signature) DAVID B. DRISCOLL
President and Chief Executive Officer November 8, 2011