Form 10-K
period 2011-12-31
GETTY REALTY CORP /MD/
filed 2012-03-15
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates (33,394,395 shares of common stock) of the Company was $648,636,001 as of June 30, 2011.

The registrant had outstanding 33,394,395 shares of common stock as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2011 pursuant to Regulation 14A.

III

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-Kmay constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined below in this Annual Report on Form 10-K.)

Examples of forward-looking statements include, but are not limited to, statements regarding: our largest tenant, Marketing included in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General – Marketing and the Master Lease” and elsewhere in this Annual Report on Form 10-K; our expectations about Marketing meeting its pre-petition and post-petition obligations under the Master Lease or any related court orders; our ability to reposition our properties that were subject to the Master Lease; our expectations regarding entering into short and long-term arrangements with respect to the properties that were subject to the Master Lease; our beliefs regarding the amount of revenue we expect to realize from the properties that were subject to the Master Lease; our expectations regarding incurring costs associated with repositioning the properties that were subject to the Master Lease; our expectations about Marketing’s accrued obligations to us; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our estimates regarding any eviction proceedings we may have to initiate to take control of our properties; the impact of the developments related to Marketing on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Amended Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Amended Credit Agreement and Amended Term Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Item 1A. Risk Factors” and in “Marketing and the Master Lease” herein, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks include, but are not limited to risks associated with: Marketing filing for bankruptcy protection; repositioning our properties that were subject to the Master Lease; our estimates and assumptions regarding expenses and accruals relating to Marketing’s bankruptcy, the process of taking control of our properties subject to the Master Lease and repositioning such properties; the possibility that Marketing may seek to liquidate its business; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease; our ability to obtain favorable terms on any properties that we sell; the Bankruptcy Court approving the Stipulation and Marketing complying with the terms of the Stipulations and any related court order; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty credit risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. Our properties are located in 21 states across the United States with concentrations in the Northeast and the Mid-Atlantic regions. Our properties are operated under a variety of brands including Getty, BP, Exxon, Mobil, Shell, Chevron, Valero, Fina and Aloha. Nearly all of our properties are leased or sublet to distributors and retailers who are responsible for the operations conducted at these properties including the payment of taxes, maintenance, repair, insurance and other operating expenses. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

Developments Regarding Marketing

As of December 31, 2011, Getty Petroleum Marketing Inc. (“Marketing”) was in possession of 797 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”) representing approximately 69% of our 1,149 owned and leased properties. Marketing does not itself directly operate the retail motor fuel and convenience store properties subject to the Master Lease. Rather, Marketing generally subleases our retail properties to subtenants that either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who operate our properties directly or sublet our properties to the operators. Following is a list of important developments regarding Marketing:

•

Following a pattern of late and nonpayment of rent, on November 28, 2011 we sent Marketing a notice terminating the Master Lease on its terms effective December 12, 2011. On December 5, 2011, Marketing filed for protection under Chapter 11 of the Federal Bankruptcy Code.

•

Based on information available to us as of the date of this Annual Report on Form 10-K, we estimate Marketing’s accrued obligations to us as of the date Marketing made its bankruptcy filing to be approximately $8.8 million. This aggregate amount consists primarily of unpaid fixed rent and real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered “pre-petition claims” and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect on any of these pre-petition claims and we have fully reserved the amount due from Marketing for such claims.

•

As a result of the developments described above, we concluded that it is probable that we will not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the quarter ended December 31, 2011, we recorded a non-cash allowance for deferred rental revenue of $8.7 million (in addition to the $11.0 million allowance recorded during the quarter ended September 30, 2011) fully reserving for the deferred rent receivable relating to the Master Lease.

•

Since we no longer believe that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we have accrued $47.9 million as the aggregate Marketing Environmental Liabilities. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value.

•

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which is subject to the approval of the Bankruptcy Court (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of our properties. The Stipulation has been filed with the Bankruptcy Court with notice that a hearing will be held on April 2, 2012 to consider its approval by the Bankruptcy Court. No assurance can be given that the Stipulation will be approved by the Bankruptcy Court.

•

As of March 8, 2012, we have received a total of $10.8 million in post-petition payments from Marketing. Of the post-petition payments received to date, $5.7 million has been applied to outstanding receivables accrued for income recognized in the post-petition period through December 31, 2011. Accordingly, only $5.1 million of such payments received to date are available to be applied to Marketing’s contractual rent and real estate tax obligations to us of approximately $17.7 million attributable to the first quarter of 2012. As is the case with respect to the pre-petition claims, we do not expect to collect substantially all of the $12.6 million unpaid amounts attributable to the first quarter of 2012 from Marketing.

•

Based on a cash flow forecast prepared by Marketing and reviewed by the financial advisors to the Creditors Committee we do not anticipate we will receive amounts materially in excess of the $1.0 million scheduled for payment on or before April 1, 2012 under the terms of the stipulation.

•

The deadline for Marketing to assume or reject the Master Lease is April 30, 2012. Upon rejection of the Master Lease, we will take possession of all properties subject to the Master Lease free and clear of all rights of Marketing, and free and clear of all tenancies and occupancies of subtenants (subject to whatever rights they may have, if any, under applicable law).

•

Immediately after re-taking possession of our properties, it is possible that we might reposition groups of properties in the short-term by: (a) entering into temporary short-term arrangements with the existing occupants of the properties or operators of groups of properties, allowing them to continue to use and occupy the premises as long as they continue to pay us appropriate compensation and abide by other appropriate covenants, (b) entering into fuel supply agreements with third party fuel suppliers, (c) entering into long-term leases with distributors engaged in the sale of gasoline and other motor products, (d) disposing of some properties by sale, or (e) continuing an existing sub-lease on a direct basis between such former Marketing subtenant and us, whether on substantially the same terms that had previously been in place between such subtenant and Marketing or on modified terms. We intend to remove and reposition our properties from the Master Lease as promptly as practicable.

•

We believe the likely outcome of the repositioning process is to create multiple tenancies with respect to the portfolio that was leased to Marketing under the Master Lease. It is our long-term intention to enter into intermediate and long-term triple-net leases for groups of these properties with tenants who are actively engaged in the business of retail petroleum marketing.

•

We are continuing our efforts to sell approximately 160 properties that have previously had their underground storage tanks removed and nine petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any such dispositions.

•

Following completion of the repositioning process, we expect the revenue realized from the properties that were subject to the Master Lease to be less than the contractual rent received under the Master Lease. In addition, we expect to incur Property Expenditures and Capital Expenditures (as defined below) during and after the repositioning process.

(For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in this Annual Report on Form 10-K for the year ended December 31, 2011).

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

Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997. At that time, our shareholders received a tax-free dividend of one share of common stock of Marketing for each share of our common stock. Marketing was acquired by a U.S. subsidiary of OAO Lukoil (“Lukoil”) in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease (the “Master Lease”) with Marketing. On February 28, 2011, Lukoil transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). On December 5, 2011, Marketing filed for protection under Chapter 11 of the Federal Bankruptcy Code. On March 7, 2012 we entered into the Stipulation (described in more detail below) with Marketing and the Creditors Committee seeking an order from the U.S. Bankruptcy Court and as a result, we expect we will retake possession of our properties commencing in the second quarter of 2012.

Since May 2003, we have acquired approximately 395 properties in various states in transactions valued at approximately $518 million. These acquisitions have ranged in size from a portfolio comprised of 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111 million. In addition, from time to time we acquire individual properties when opportunities arise including through the exercise of purchase options for leased locations or in conjunction with tax-free exchanges.

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

As of December 31, 2011, we owned 996 properties and leased 153 properties. Nine of the properties we own are petroleum distribution terminals. As of December 31, 2011, approximately 69% of our 1,149 owned and leased properties were subject to the Master Lease with Marketing, which we expect to commence retaking possession of in the second quarter of 2012. For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”) Our typical property is used as a retail motor fuel outlet and convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. The properties that we have acquired since 2007 are generally located on larger parcels of land. We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrance or exit ramps. Nearly all of our properties are leased or sublet to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties for such uses as fast food restaurants, automobile sales and other retail purposes.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing retail motor fuel and convenience store properties. We have invested, and will continue to invest, in real estate and real estate related investments, such as mortgage loans, when appropriate opportunities arise.

The sector of the real estate industry in which we operate is highly competitive, and we compete for tenants with a large number of property owners. Our principal means of competition are rents charged in relation to the income producing potential of the location. In addition, we expect other major real estate investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, investment funds and private institutional investors. We generally have long-term leases with our tenants. Generally, we seek leases with our tenants that have an initial term of 15 years and include provisions for rental increases during the term of the lease. As of December 31, 2011, our average lease term (exclusive of the properties subject to the Master Lease with Marketing), weighted by the number of underlying properties, was in excess of 11 years excluding renewal options. Retail motor fuel properties are an integral component of the transportation infrastructure. Stability within the retail motor fuel and convenience store industry is driven by highly inelastic demand for petroleum products and day-to-day consumer goods and fast foods, which supports our tenants.

Total revenues included in continuing operations for the year ended December 31, 2011 were $112.9 million of which revenue contractually due or received from Marketing aggregated approximately $62.1 million. Our financial results are materially dependent upon rental revenue net of related expenses derived from the properties subject to the Master Lease and the ability of our tenants to meet their rental, environmental and other obligations under their leases with us. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. Subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who operate our properties directly or sublet our properties to the operators. Since a substantial portion of our revenues are derived from the properties subject to the Master Lease, any factor that materially adversely affects the rental revenue we derive from or the expenses we assume related to the properties subject to the Master Lease may have a material adverse effect on our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price. (For information regarding factors that could adversely affect us relating to our lessees, including our primary tenant, Marketing, see “Item 1A. Risk Factors”. For additional information regarding the historical portion of our financial results that are attributable to the Master Lease, see Note 12 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”).

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

Acquisition Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to acquire additional properties, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. We review such opportunities on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. In 2012, we expect capital available to us for acquisitions to be limited to proceeds generated from disposition of properties until the repositioning of properties subject to the Master Lease is completed. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions, we will require other sources of capital, which may or may not be available on favorable terms or at all. Since May 2003, we have acquired approximately 395 properties in various states in transactions valued at approximately $518.0 million. These acquisitions have ranged in size from a portfolio comprised of 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111.6 million. In addition, from time to time we acquire individual properties when opportunities arise including through the exercise of purchase options for leased locations or in conjunction with tax-free exchanges.

In March 2011, we acquired fee or leasehold title to 66 Shell branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. Our total investment in the transaction was $87.0 million, which was financed entirely with borrowings under our Credit Agreement. The properties were acquired or financed in a simultaneous transaction among Motiva Enterprises, LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the acquired properties with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each and one five year renewal. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on each anniversary of the date of the Nouria Lease. As a triple-net lessee Nouria is required to pay all amounts pertaining to the properties subject to the Nouria Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

In January 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111.6 million, which was financed entirely with borrowings under our Credit Agreement. Of our aggregate investment, $93.2 million was made by way of sale/leaseback and $18.4 million was made by way of a secured, self-amortizing loan having a 10-year term (the “CPD Loan”). The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

In September 2009, we acquired the real estate assets of 36 Exxon-branded gasoline station and convenience store properties for $49.0 million in a triple-net sale/leaseback transaction with White Oak Petroleum LLC (“White Oak”). This transaction was financed with $24.5 million of borrowings under our Credit Agreement and $24.5 million of indebtedness under a new term loan agreement with TD Bank, N.A. (the “Term Loan Agreement” or “Term Loan”). The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak and us, whereby White Oak acquired the real estate assets and the related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate assets of all 36 properties with us. We entered into a unitary triple-net lease for the real estate assets with White Oak which has an initial term of 20 years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations. White Oak is responsible to pay for all existing and future environmental liabilities related to the properties.

Trademarks

We own the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States and have licensed the Getty® trademarks to Marketing on an exclusive basis in its marketing territory as of December 2000. We have also licensed the trademarks to Marketing on a non-exclusive basis outside that territory, subject to a gallonage-based royalty, although to date, Marketing has not used the trademark outside that territory. The trademark licenses with Marketing are coterminous with the Master Lease, and are expected to terminate upon rejection of the Master Lease pursuant to the Stipulation.

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

Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants, other than the $47.9 million accrued in the fourth quarter of 2011 for the Marketing Environmental Liabilities, based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We will be required to accrue for environmental liabilities that we believe are allocable to others under various agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

For additional information please refer to “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters”, ”Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” in this Annual Report on Form 10-K.

Personnel

As of March 14, 2012, we had 22 employees.

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

Our largest tenant has filed for bankruptcy protection. We cannot provide any assurance that Marketing will be able to meet its pre-petition and post-petition obligations under the Master Lease or any related court orders.

From August through December 2011, Marketing did not pay monthly fixed rent to us on the first of the month, as required by the terms of the Master Lease. Following each such nonpayment event, we delivered a default notice to Marketing, and, for the months of August and September 2011, Marketing cured its default by payment of the outstanding monthly fixed rent installment with applicable interest. In August 2011, Marketing delivered a notice to us stating its intent to offset rent due under the Master Lease based upon allegations of nonperformance by us of certain environmental remediation obligations allegedly required to be performed by us pursuant to the terms of the Master Lease. We considered Marketing’s notice to be without merit and filed a lawsuit in New York State Supreme Court to stop Marketing from offsetting rent. At about the same time, we also issued a separate default notice against Marketing for various violations of the Master Lease, including nonpayment of certain real estate taxes attributable to properties subject to the Master Lease.

In October 2011, the New York State Supreme Court ordered Marketing to pay $4.0 million of October 2011 fixed rent to us and the balance ($0.9 million) into escrow, pending resolution of Marketing’s claims. Marketing complied with this court order and made the required payments. In November 2011, Marketing again withheld rent on the purported basis of its offset notice, and in mid-November 2011 the New York State Supreme Court again ordered Marketing to pay the majority of November 2011 rent to us and the balance into escrow. On appeal by Marketing, the New York State Appellate Division stayed the lower court order, but ordered Marketing to pay the entire amount of fixed rent for November 2011 ($4.9 million) into escrow by November 28, 2011. Marketing failed to comply with the terms of the Appellate Division order and pay the amount of November 2011 fixed rent into escrow on November 28, 2011. Consequently, we issued a notice to Marketing terminating the Master Lease which, pursuant to the terms of the Master Lease and such notice, terminated the Master Lease as of December 12, 2011. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012 we entered into a Stipulation (described below) with Marketing and the Creditors Committee seeking an order from the U.S. Bankruptcy Court and as a result, we expect we will retake possession of our properties commencing in the second quarter of 2012. Based on information available to us as of the date of this Annual Report on Form 10-K, we believe it is more likely than not that after we retake possession of all of the properties subject to the Master Lease, Marketing’s business will be placed into liquidation. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 8. Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements.”)

We estimate that Marketing’s accrued obligations to us as of the date Marketing filed bankruptcy to be approximately $8.8 million. This aggregate amount consists primarily of unpaid fixed rent and real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered “pre-petition claims” and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect any of these pre-petition claims and we have fully reserved the amount due from Marketing for such claims.

In addition, subsequent to filing the Bankruptcy petition, to date Marketing has failed to pay us $12.6 million in contractual rent, real estate taxes and other expenses payable by Marketing under the Master Lease attributable to the first quarter of 2012. Other than amounts due prior to April 30, 2012 pursuant to the payment schedule provided for in the Stipulation, we believe it is not likely that we will collect the unpaid post-petition amounts due from Marketing. As in the case with the pre-petition claims, there is no assurance that we will collect such amounts. Based on information available to us as of the date of this Annual Report on Form 10-K, we cannot provide any assurance that Marketing will be able to meet its pre and post-petition obligations under the Master Lease or any related court orders.

We intend to reposition our properties that were subject to the Master Lease. We expect to incur significant costs associated with repositioning these properties to generate cash flow over a period of years. The incurrence of these costs may materially negatively impact our cash flow and ability to pay dividends.

We intend to remove and reposition our properties from the Master Lease to generate cash flows as promptly as practicable. On March 7, 2012 we entered into a Stipulation with Marketing and the Official Committee of Unsecured Creditors in Marketing’s bankruptcy proceedings seeking an order from the Bankruptcy Court and as a result, we expect we will retake possession of our properties commencing in the second quarter of 2012. The Stipulation has been filed with the Bankruptcy Court along with a motion seeking its approval which is currently scheduled to be heard by the Bankruptcy Court on April 2, 2012. No assurances can be given that the Stipulation will be approved. It is likely that the repositioning process will create multiple tenancies with respect to the portfolio that was leased to Marketing under the Master Lease. We expect to enter into intermediate and long-term triple-net leases for groups of these properties with tenants who are actively engaged in the business of retail petroleum marketing. However, in the short-term, it is possible that we may reposition groups of properties by: (a) entering into temporary short-term arrangements with the existing occupants of the properties or operators of groups of properties, allowing them to continue to use and occupy the premises as long as they continue to pay us appropriate compensation and abide by other appropriate covenants, (b) entering into fuel supply agreements with third party fuel suppliers, (c) entering into long-term leases with distributors engaged in the sale of gasoline and other motor products, (d) disposing of some properties by sale or (e) continuing an existing sub-lease on a direct basis between such former Marketing subtenant and us, whether on substantially the same terms that had previously been in place between such subtenant and Marketing or on modified terms.

Following completion of the repositioning process, we expect the revenue realized from the properties that were subject to the Master Lease to be less than the contractual rent received under the Master Lease. In addition, we expect to incur Property Expenditures and Capital Expenditures (as defined below) during and after the repositioning process.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for the maintenance, repair, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing has failed to meet many of its obligations to undertake the Property Expenditures related to our properties. Marketing also did not pay for any additional Property Expenditures for the period after termination of the Master Lease. Accordingly, in the course of repositioning the properties, we expect to incur significant costs over a period of years for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting along with making capital expenditures to comply with federal laws such as the Americans with Disabilities Act (“Capital Improvements”).

We expect that we will continue to incur costs associated with both the bankruptcy proceedings with Marketing and the process of taking control of our properties. It is possible that we may have to take title to gasoline before we distribute it to our lessees and that we may incur additional costs as a result of eviction proceedings we may have to initiate to take control of our properties. We anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and underground storage tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities (as defined below) we have accrued.

In the first quarter of 2012 we began paying the real estate taxes due on the properties subject to the Master Lease, and billing Marketing therefor. Revenues from rental properties and rental property expense included $4.1 million for the year ended December 31, 2011 for real estate taxes paid (or accrued) by us which were due from Marketing. We expect that in the near term we will also be required to pay or accrue for, Property Expenditures, environmental and other operating expenses relating to the properties subject to the Master Lease. In addition, it is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other aspects of our ongoing business. In connection with our repositioning of the properties subject to the Master Lease, we anticipate that, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental liabilities that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third party responsible therefor. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As of the date of this Annual Report on Form 10-K, we have not determined the total amounts of any such potential additional expenses. The incurrence of these expenses will materially negatively impact our cash flow and ability to pay dividends.

As a result of the developments with Marketing, we have recognized certain expenses and accrued certain other expenses. We cannot provide any assurances that the amounts that we have recognized or accrued will not change significantly. Changes to our estimates may negatively impact our cash flows and ability to pay dividends.

During the quarter ended December 31, 2011, we recorded a non-cash allowance for deferred rental revenue of $8.7 million (in addition to the $11.0 million allowance recorded during the quarter ended September 30, 2011) fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings and funds from operations for the three and twelve months ended December 31, 2011, but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight line method of accounting is not included in our determination of adjusted funds from operations. We also provided an $8.8 million reserve for bad debts, primarily attributable to nonpayment of pre-petition rent and real estate taxes due from Marketing. In addition, we have accrued $47.9 million as the aggregate Marketing Environmental Liabilities. Our estimate is based, in part, upon our belief that we will recover a portion of the Marketing Environmental Liabilities from state agencies. We cannot provide any assurance that the programs under which we are reimbursed from state UST remediation funds will continue to be available to us. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The increases in carrying values of the properties will be depreciated over (i) the estimated remaining life of the underground storage tank to the extent the increase in carrying value related to obligations to remove underground storage tanks, (ii) a ten year period to the extent the increase in carrying value related to environmental remediation obligations or (iii) such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. We do not maintain pollution legal liability insurance to protect us from potential future claims related to known and unknown environmental liabilities. Changes to our estimates may materially negatively impact our cash flow and ability to pay dividends.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease.

In addition to the risks related to Marketing as described herein, we are subject to risks that financial distress, default or bankruptcy of our other tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms governing (i) the properties previously subject to the Master Lease that are being repositioned and (ii) renewal or re-letting of our other properties (including the cost of required renovations, replacement of underground storage tanks and related equipment or environmental remediation) may be less favorable than current lease terms. We are also subject to the risk that the values of our properties that we sell may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.

The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us. If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant. If our tenants do not perform their lease obligations; or we are unable to renew existing leases and promptly recapture and re-let or sell vacant locations; or if lease terms upon renewal or re-letting are less favorable than current lease terms; or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; then our cash flow could be significantly adversely affected.

As part of our efforts to reposition our properties that were subject to the Master Lease, it is likely that we will sell some of our properties. We cannot predict the terms or timing of any such dispositions. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We are continuing our efforts to sell approximately 160 properties that have previously had their underground storage tanks removed and nine petroleum distribution terminals, although alternatively we may seek to re-let some of these properties and terminals. Additionally, as part of the Bankruptcy proceedings and repositioning of our properties, we may sell additional properties that were subject to the Master Lease. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict if or when property dispositions will close and whether the terms of any such disposition will be favorable to us. It is likely that we will in almost all cases retain environmental liabilities that exist with respect to that property or group of properties prior to the date of sale, to the extent there is no third party responsible therefor. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We have entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings, which if approved by the Court, will become an order of the Bankruptcy Court. We cannot predict if the Court will approve the Stipulation or if Marketing will comply with the terms of the Stipulation. If Marketing fails to comply with the Stipulation or if the Court does not approve the Stipulation, it may delay or inhibit and increase the cost and timing of our process for repositioning the properties subject to the Master Lease.

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which is subject to the approval of the Bankruptcy Court (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of our properties. The Stipulation has been filed with the Bankruptcy Court with notice that a hearing will be held on April 2, 2012 to consider its approval by the Bankruptcy Court. No assurance can be given that the Stipulation will be approved by the Bankruptcy Court.

If Marketing fails to comply with the Stipulation or if the Court does not approve the Stipulation, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be adversely affected.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, accounts receivable, deferred rent receivable, income under direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. If our judgments, assumptions and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. (For information regarding our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.)

We are dependent on external sources of capital which may not be available on favorable terms, or at all.

We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third party sources of capital, which may or may not be available on favorable terms, or at all.

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement which was amended on March 9, 2012 and the maturity date extended by one year to March 2013 (the “Amended Credit Agreement”). See note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of the terms of the Amended Credit Agreement and the terms of the amendment to the three year term loan agreement with TD Bank (the “Amended Term Loan Agreement”). However, our access to funds under the Amended Credit Agreement has been severely limited and, in the short-term, it is unlikely that we will be able to access any additional funds under the Amended Credit Agreement. In order to continue to meet our liquidity needs (including the repayment of the balance outstanding under the Amended Credit Agreement and the Amended Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance the Amended Credit Agreement and the Amended Term Loan Agreement or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under the Amended Credit Agreement and the Amended Term Loan Agreement, or simply may not be available. As a result, we may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Amended Credit Agreement and the Amended Term Loan Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Amended Credit Agreement and the Amended Term Loan Agreement we will be able to amend these agreements or enter into a new revolving credit agreement on favorable terms, if at all.

Our ability to meet the financial and other covenants relating to our Amended Credit Agreement and our Amended Term Loan Agreement is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” and the performance of our tenants. If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our Amended Credit Agreement or our Amended Term Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. In such an event, we would be prohibited from drawing funds against the Amended Credit Agreement and our indebtedness under the Amended Credit Agreement and the Amended Term Loan Agreement could be accelerated. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Amended Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Amended Term Loan Agreement. We may be unable to fulfill commitments relating to completion of future acquisitions, if any, and incur monetary losses or damage our reputation if we cannot draw sufficient funds against the Amended Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Our access to third party sources of capital depends upon a number of factors including the successful resolution of the proceedings related to Marketing as described above, general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Amended Credit Agreement and our Amended Term Loan Agreement and the market price of our common stock.

Our business operations may not generate sufficient cash for distributions or debt service.

There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on our common stock, to pay our indebtedness, or to fund our other liquidity needs. We may not be able to repay or refinance existing indebtedness on favorable terms, which could force us to dispose of properties on disadvantageous terms (which may also result in losses) or accept financing on unfavorable terms.

We may acquire new properties, and this may create risks.

We expect that during the period in which we are repositioning the properties subject to the Master Lease, our acquisition activities will primarily be focused on reinvesting proceeds we generate from the disposition of properties. Historically, we have acquired properties when we believe that an acquisition matches our business strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, they may not perform as expected and, if financed using debt or new equity issuances, may result in shareholder dilution. Our acquisition of properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of acquisition. We face competition in pursuing these acquisitions and we may not succeed in leasing acquired properties at rents sufficient to cover their costs of acquisition and operations. Newly acquired properties may require significant management attention that would otherwise be devoted to our ongoing business. We may not succeed in consummating desired acquisitions. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

While we seek to grow through accretive acquisitions, acquisitions of properties may be dilutive and may not produce the returns that we expect and we may not be able to successfully integrate acquired properties into our portfolio or manage our growth effectively, which could have a material adverse effect on our results of operations, financial condition and growth prospects.

Acquisition of properties may initially be dilutive to our net income, and such properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. Additionally, to the extent we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, our continued growth, including the repositioning of our properties subject to the Master Lease, will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.

We are subject to risks inherent in owning and leasing real estate.

We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks applicable to us, our risks include, among others:

•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and declining rental rates,

•	difficulty in selling or re-letting properties on favorable terms or at all

•	impairments in our ability to collect rent payments when due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	the potential for uninsured casualty and other losses due to natural disasters or other causes,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations, and

•	acts of terrorism and war.

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

Adverse developments in general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks we are subject to. The general economic conditions in the United States are, and for an extended period of time may be, significantly less favorable than that of prior years. Among other effects, adverse economic conditions could depress real estate values, impact our ability to re-let or sell our properties and have an adverse effect on our tenants’ level of sales and financial performance generally. Our revenues are dependent on the economic success of our tenants and any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price.

Substantially all of our tenants depend on the same industry for their revenues.

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, retail motor fuel and convenience store properties and petroleum distribution terminals to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles, or an increase in the use of alternative fuel vehicles, or “green technology” could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

Property taxes on our properties may increase without notice.

Each of the properties we own or lease is subject to real property taxes. The leases for certain of the properties that we lease from third parties obligate us to pay real property taxes with regard to those properties. The real property taxes on our properties and any other properties that we acquire or lease in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

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

For additional information with respect to pending environmental lawsuits and claims, environmental remediation costs and estimates, and Marketing and the Master Lease see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants, other than the $47.9 million accrued in the fourth quarter of 2011 for the Marketing Environmental Liabilities, based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

We cannot provide any assurance that the programs under which we are reimbursed from state UST remediation funds will continue to be available to us. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made.

It is possible that our assumptions regarding the ultimate allocation methods and share of responsibility that we used to allocate environmental liabilities may change, which may result in adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We will be required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation costs and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each of which is incorporated by reference herein.

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States. Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political, or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are exposed to counterparty credit risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate that are counterparties to our Amended Credit Agreement and the lender that is the counterparty to the Amended Term Loan Agreement. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us. (For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risks”.)

We are subject to losses that may not be covered by insurance.

Our tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We do not maintain pollution legal liability insurance to protect us from potential future claims for environmental contamination, including the environmental liabilities that are the responsibility of our tenants. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot, however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status would result in an event of default that, if not cured or waived, would prohibit us from drawing funds against the Amended Credit Agreement and could result in the acceleration of all of our indebtedness under our Amended Credit Agreement and Amended Term Loan Agreement which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Amended Credit Agreement which expires in March 2013 and our Amended Term Loan Agreement which also expires in March 2013. Borrowings under our Amended Credit Agreement and our Amended Term Loan Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Amended Credit Agreement and our Amended Term Loan Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Amended Credit Agreement, further amend our Amended Credit Agreement or Amended Term Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risks”.)

We may change our dividend policy and the dividends we pay may be subject to significant volatility.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant. In addition, our Amended Credit Agreement and our Amended Term Loan Agreement prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly.

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

To qualify for taxation as a REIT, we, among other requirements, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 90% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. The procedure will only apply to distributions made after 2011 to the extent that we properly elect under applicable law to treat such distributions as made out of taxable income that arose in 2011. We cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement with respect to taxable income arising in 2012 and thereafter by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U. S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

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

Maryland law may discourage a third-party from acquiring us.

We are subject to the provisions of Maryland Business Combination Act (the “Business Combination Act”) which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for 5 (five) years after the most recent date on which the interested stockholder becomes an interested stockholder. Generally, pursuant to the Business Combination Act, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns, directly or indirectly, 10% or more of a Maryland corporation’s voting stock. These provisions could have the effect of delaying, preventing or deterring a change in control of our company or reducing the price that certain investors might be willing to pay in the future for shares of our capital stock. Additionally, the Maryland Control Share Acquisition Act may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. In our charter and bylaws, we have elected not to have the Maryland Control Share Acquisition Act apply to any acquisition by any person of shares of stock of our company. However, in the case of the control share acquisition statute, our Board of Directors may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. Finally, the “unsolicited takeovers” provisions of the Maryland General Corporation Law permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions that may have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stocks with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

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

Terrorist attacks or other acts of violence or war could affect our business or the businesses of our tenants. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or a continuation of, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Nearly all of our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties under similar lease terms primarily for uses such as fast food restaurants, automobile sales and other retail purposes.

The following table summarizes the geographic distribution of our properties at December 31, 2011. The table also identifies the number and location of properties we lease from third-parties and which properties were subject to the Master Lease with Marketing. In addition, we lease 5,800 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY		LEASED BY GETTY REALTY
	SUBJECT TO THE MASTER LEASE (1)	OTHER TENANTS	SUBJECT TO THE MASTER LEASE	OTHER TENANTS	TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES
New York	232	76	47	18	373	32.4%
Massachusetts	126	31	15	10	182	15.8
New Jersey	105	6	15	6	132	11.5
Pennsylvania	103	7	1	3	114	9.9
Connecticut	60	27	10	11	108	9.4
New Hampshire	25	25	3	4	57	5.0
Maryland	4	40	—	2	46	4.0
Virginia	3	24	3	1	31	2.7
Maine	18	1	—	—	19	1.6
Rhode Island	15	1	2	—	18	1.6
Texas	—	17	—	—	17	1.5
Hawaii	—	10	—	—	10	0.9
California	—	8	—	1	9	0.8
Delaware	8	—	1	—	9	0.8
North Carolina	—	8	—	—	8	0.7
Florida	—	6	—	—	6	0.5
Ohio	—	4	—	—	4	0.3
Arkansas	—	3	—	—	3	0.3
Illinois	—	1	—	—	1	0.1
North Dakota	—	1	—	—	1	0.1
Vermont	1	—	—	—	1	0.1

Total	700	296	97	56	1,149	100.0%

(1)	Includes nine terminal properties owned in New York, New Jersey, Connecticut and Rhode Island.

The properties that we lease from third-parties have a remaining lease term, including renewal option terms, averaging over 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES
2012	14	9.15	1.22
2013	6	3.92	0.52
2014	4	2.61	0.35
2015	7	4.58	0.61
2016	4	2.61	0.35

Subtotal	35	22.87	3.05
Thereafter	118	77.13	10.27

Total	153	100.00%	13.32%

We have rights-of-first refusal to purchase or lease 102 of the properties we lease from third-parties. Approximately 68% of the properties we lease from third-parties are subject to automatic renewal or extension options.

For the year ended December 31, 2011 revenues from rental properties included $109.1 million of rent contractually due or received with respect to 1,154 average rental properties held during the year or an average annual rent contractually due or received of approximately $95,000 per rental property. For the year ended December 31, 2010 revenues from rental properties included $86.7 million of rent contractually due or received with respect to 1,062 average rental properties held during the year or an average annual rent contractually due or received of approximately $82,000 per rental property. Following completion of the repositioning process, we expect the revenue realized from the properties that were subject to the Master Lease to be less than the contractual rent received under the Master Lease.

Rental unit expirations and the annualized contractual rent as of December 31, 2011 are as follows (in thousands, except for the number of rental units data):

		ANNUALIZED CONTRACTUAL RENT (a)
CALENDAR YEAR	NUMBER OF RENTAL UNITS EXPIRING (b)	PROPERTIES SUBJECT TO THE MASTER LEASE	OTHER TENANTS	TOTAL	PERCENTAGE OF TOTAL ANNUALIZED RENT
2012	41	$1,794	$1,097	$2,891	2.79%
2013	19	652	1,141	1,793	1.73
2014	26	744	1,702	2,446	2.36
2015	765	55,779	409	56,188	54.27
2016	11	—	1,019	1,019	0.98
2017	7	—	771	771	0.75
2018	11	—	1,543	1,543	1.49
2019	51	—	5,121	5,121	4.95
2020	32	—	3,765	3,765	3.64
2021	27	—	2,459	2,459	2.38
Thereafter	159	—	25,530	25,530	24.66

Total	1,149	$58,969	$44,557	$103,526	100.00%

(a)

Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2011 multiplied by 12, including the contractual rent due from Marketing through December 8, 2015 without giving effect to the early termination of the Master Lease provided for in the Stipulation. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

(b)

Rental units include properties subdivided into multiple premises with separate tenants. Rental units also include individual properties comprising a single “premises” as such term is defined under a unitary master lease related to such properties. With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates for rental units refers to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

In the opinion of our management, our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we require our tenants to provide insurance for all properties they lease from us, including casualty, liability, fire and extended coverage in amounts and on other terms satisfactory to us. As part of the repositioning of the properties subject to the Master Lease, we are evaluating potential capital expenditures and funding sources. We have no current plans to make material improvements to any of our properties other than the properties subject to the Master Lease. However, our tenants frequently make improvements to the properties leased from us at their expense. We are not aware of any material liens or encumbrances on any of our properties.

As of December 31, 2011, Marketing was not operating any of the nine terminals it leases from us and had removed the underground storage tanks and related equipment at approximately 160 of our retail properties. We intend either to re-let or sell properties that are subject to the Master Lease and reinvest sales proceeds realized in new properties. With respect to the nine terminals, it may be costly and time consuming for us or potential tenants or buyers to upgrade the terminal facilities to competitive standards within the industry, obtain or renew operating permits and attract customers to store their petroleum products at these locations. With respect to retail properties that are vacant or have had underground storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. Although we are the fee or leasehold owner of the properties subject to the Master Lease and the owner of the Getty® brand, and have prior experience with tenants who operate their gas stations, convenience stores, automotive repair services or other businesses at our properties, we cannot predict if, when or on what terms such properties could be re-let or sold.

We are continuing our efforts to sell approximately 160 properties that have previously had their underground storage tanks removed and nine petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any such dispositions.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for the maintenance, repair, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing has failed to meet many of its obligations to undertake the Property Expenditures related to our properties. In addition to having to incur the costs of the Property Expenditures, Marketing did not pay any additional Property Expenditures for the period after termination of the Master Lease. Also, in the course of repositioning the properties, we expect to incur significant costs over a period of years to upgrade the properties to competitive standards within the industry for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting (“Capital Improvements”). We anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities that we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business.

Item 3. Legal Proceedings

We are engaged in a number of legal proceedings, many of which we consider to be routine and incidental to our business. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings involving us, including each of the legal proceedings matters listed below.

In 1991, the State of New York commenced an action in the Supreme Court, Albany County, against Kingston Oil Supply Corp. (our former heating oil subsidiary), Charles Baccaro and Amos Post, Inc. The action seeks recovery for reimbursement of investigation and remediating costs incurred by the New York Environmental Protection and Spill Compensation Fund, together with interest and statutory penalties under the New York Navigation Law. We answered the complaint on behalf of Kingston Oil Supply Corp. and Amos Post Inc. Thereafter, from approximately 1993 to November 2011, the case remained dormant except for a brief period in 2002 when the State of New York indicated an intention to prosecute the lawsuit. In November 2011, the State of New York recommenced efforts to pursue its claims against us for reimbursement of costs, interest and statutory penalties under the Navigation Law. We are asserting defenses to liability and to damages.

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., The Ingraham Bedell Corporation, Exxon Mobil Corporation, Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various retail motor fuel properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. Discovery in this case is ongoing.

In October 2007, we received a demand from the State of New York to pay costs allegedly arising from investigation and remediation of petroleum spills that occurred at a property formerly owned by us and taken by eminent domain by the State of New York in 1991. We responded to the State of New York’s demand and denied responsibility for reimbursement of such costs. In August 2010, the State of New York’s commenced a lawsuit in New York Supreme Court, Albany County against us, Bryant Taconic Corp. and related parties seeking damages under the New York Navigation Law. We have interposed an answer asserting numerous affirmative defenses. Discovery in this case is ongoing.

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker, individually and trading as Millstone Auto Service, Auto Tech, and other named parties, of petroleum-related contamination found at a retail motor fuel property located in Millstone Township, New Jersey. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We responded to the NJDEP, denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and Gary and Barbara Galliker, individually and trading as Millstone Auto Service. We have filed a request for a hearing to contest the allegations of the Order and Assessment. The hearing request was granted in February 2010, but the date of the hearing has not yet been scheduled.

In November 2009, an action was commenced by the State of New York in the Supreme Court, Albany County, seeking the recovery of costs incurred in remediating alleged petroleum contamination down gradient of a gasoline station formerly owned by us, and gasoline stations that were allegedly owned or operated by other named defendants, including M&A Realty, Inc., Gas Land Petroleum, Inc., and Mid-Valley Oil Company. We answered the complaint, denying liability and asserting affirmative defenses and cross claims against co-defendants. We have also tendered the matter to M&A Realty Inc. for defense and indemnification as relates to discharges of petroleum that were reported on or after July 1994 at the site which is the subject of allegations against us. This site was leased by us to M & A Realty Inc. in 1994 and sold to M & A Realty Inc. in 2002. M&A Realty Inc. demanded defense and indemnity from us for contamination at this site as of 1994. The State of New York has also commenced a separate but related action in the Supreme Court, Albany County, against us and M&A Realty, Inc. seeking recovery of costs for clean-up of petroleum contamination at the site of the gas station which is the subject of allegations against us and M&A Realty, Inc. in the first action. We answered the complaint, denying liability and asserting affirmative defenses and cross claims against M&A Realty, Inc. We also tendered the matter to M&A Realty, Inc. for indemnity on the same basis as in the first action, and M&A Realty, Inc. likewise has demanded defense and indemnity from us on the same basis as it put forth in the first action. Discovery in these cases is ongoing.

State Court Litigation with Marketing

On August 23, 2011, Marketing served us with a “Notice of Failure to Perform and Intent to Offset”, alleging that we failed to comply with our remediation obligations under the Master Lease and that Marketing was exercising its right of offset under the Master Lease and would not pay rent for the months of October and November 2011. Thereafter, Marketing failed to make the rent payment due under the Master Lease on October 1, 2011. On October 3, 2011, we served Marketing with a Notice of Default requiring the rent to be paid and advising Marketing that if it failed to do so, we would terminate the Master Lease.

On or about October 6, 2011, Marketing commenced an action against us in the Supreme Court of the State of New York, County of New York, entitled Getty Petroleum Marketing, Inc. v. Getty Properties Corp. and Gettymart Inc., seeking, among other things, judgments declaring that Marketing was not in default of its obligations under the Master Lease and that our Notice of Default was null and void. On or about October 7, 2011, Marketing moved for a Yellowstone injunction seeking, among other things, to enjoin us from terminating the Master Lease.

By Order dated October 14, 2011 (the “10/14 Order”), the Supreme Court of the State of New York granted Marketing’s motion, conditioned upon Marketing paying, on or before October 17, 2011, $4.0 million to us and depositing $0.9 million into escrow with the Court. Marketing complied with the 10/14 Order and made both payments.

On or about November 2, 2011, we served Marketing with another Notice of Default because Marketing failed to pay the rent due November 1, 2011. On or about November 10, 2011, Marketing filed a motion in the New York State Supreme Court for another Yellowstone injunction seeking, among other things, to enjoin us from terminating the Master Lease. By Interim Order, entered November 10, 2011, Marketing’s motion was granted, conditioned upon Marketing (a) paying, on or before November 16, 2011, $4.6 million to us; (b) depositing $0.3 million into escrow; and (c) withdrawing $0.6 million out of the $0.9 million paid into escrow and paying it to us. Marketing did not comply with any of these conditions. By Notice of Termination, dated November 29, 2011, we terminated the Master Lease, effective December 12, 2011. On December 5, 2011, Marketing filed a Notice of Discontinuance with the New York State Supreme Court, discontinuing the lawsuit it originally filed. On the same day, Marketing filed for Chapter 11 protection in the United States Bankruptcy Court for Southern District of New York. Since $0.9 million remains deposited in escrow with Supreme Court, the procedural issue of the release of these monies is the only remaining issue in the New York State Supreme Court action. (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”.)

Marketing’s Bankruptcy

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. On December 20, 2011, we filed a motion with the Bankruptcy Court to compel Marketing to comply with its post-bankruptcy obligations under the Master Lease, or in the alternative to pay for its post-bankruptcy use and occupancy of the leased premises. On January 10, 2012, the Bankruptcy Court ordered Marketing to comply with any post-bankruptcy obligations under the Master Lease then due, including the obligations to pay fixed rent and real estate taxes (the “January Order”). Pursuant to the January Order, Marketing agreed to pay $2.5 million to us on January 12, 2012, $0.5 million on January 17, 2012, and all other amounts due under the Master Lease on account of unpaid post-bankruptcy obligations by February 5, 2012. In addition, Marketing agreed to pay to us subtenant rents promptly upon its receipt of same from its largest subtenant.

After paying a portion of the amounts due under the January Order, Marketing informed us that it was unable to comply with its remaining obligations under the Master Lease. Marketing, the Company and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings entered into a Stipulation on March 7, 2012 (the “Stipulation”), subject to Bankruptcy Court approval, that defers to April 30, 2012 the balance of the unpaid fixed rent for the months of January through March 2012 and a portion of the fixed rent that will become due on or before April 1, 2012. As a separate matter, we have been paying certain real estate taxes allocable to periods after December 5, 2011, relating to the properties subject to the Master Lease, which taxes are the obligation of Marketing under the Master Lease. The Stipulation also provides a deadline for Marketing to assume or reject the lease of April 30, 2012. At any time before rejection of the Master Lease, we may take back individual or groups of properties subject to the Master Lease for the purpose of re-leasing, selling, licensing or otherwise disposing of them, subject to adjustments in fixed rent due under the Master Lease, and upon rejection of the Master Lease we will regain possession of all remaining properties then subject to the Master Lease. In addition, the Stipulation caps the aggregate amount of our administrative priority claims accrued under the Master Lease from December 5, 2011 through April 30, 2012 at $10.5 million, plus interest accruing from May 1, 2012 and any transfer taxes. The Stipulation is scheduled to be heard by the Bankruptcy Court on April 2, 2012. No assurances can be given that the Stipulation will be approved by the Bankruptcy Court. (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”.)

MTBE Litigation

During 2010, we were defending 53 lawsuits brought on behalf of private and public water providers and governmental agencies located in Connecticut, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, Virginia, and West Virginia. A majority of these cases were among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The balance of these cases against us were pending in the Supreme Court of New York, Nassau County. All of the cases against us alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. The cases named us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Irving Oil Corporation, Mobil Oil Corporation, Sunoco, Inc., Texaco, Inc., Tosco Corporation, Unocal Corporation, Valero Energy Corporation, Marathon Oil Company, Shell Oil Company, Giant Yorktown, Inc., BP Amoco Chemical Company, Inc., Atlantic Richfield Company, Coastal Oil New England, Inc., Chevron Texaco Corporation, Amerada Hess Corp., Chevron U.S.A., Inc., CITGO Petroleum Corporation, ConocoPhillips Company, Exxon Mobil Corporation, Getty Petroleum

Marketing Inc., and Gulf Oil Limited Partnership. During 2010, we reached agreements to settle two plaintiff classes covering 52 of the 53 pending cases. A settlement payment of $1.3 million was made during the third quarter of 2010 covering 27 cases and a settlement payment of $0.5 million was made during the first quarter of 2011 covering 25 cases. Presently we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This case is still in discovery stages.

We have provided a litigation reserve as to the remaining MDL case pending against us, however, there remains uncertainty as to the accuracy of the allegations in this MTBE case as they relate to us, our defenses to the claims, and the aggregate possible amount of damages for which we might be held liable.

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

Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. In connection with the RI/FS work, the CPG has sampled river sediments at river mile 10.9. Based on the results of such sampling, the EPA may require interim remediation activities at river mile 10.9 prior to the completion of the RI/FS, although the scope and allocation of costs for such activities is not known at this time. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time. As to such matters, separate proceedings or activities are currently ongoing.

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit in the Superior Court of New Jersey, Law Division, against certain parties to the Directive, Occidental Chemical Corporation, Tierra Solutions, Inc., Maxus Energy Corporation and related entities which the State of New Jersey alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River by a manufacturing facility located on Lister Avenue in Newark, NJ. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including us and other members of the CPG, seeking contribution for such parties’ proportionate share of response costs, cleanup and removal costs, and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We have answered the complaint, denying responsibility for any discharges of hazardous substances released into the Passaic River. The litigation is still in a pre-trial stage with a significant amount of discovery remaining, particularly as to third-parties.

We have made a demand upon Chevron/Texaco for indemnity under certain agreements between us and Chevron/Texaco that allocate environmental liabilities for the Newark Terminal site between the parties. In response, Chevron/Texaco has asserted that the proceedings and claims are still not yet developed enough to determine the extent to which indemnities apply. We are engaged in discussions with Chevron/Texaco regarding our demands for indemnification, and, to facilitate said discussions, in October 2009 entered into a Tolling/Standstill Agreement which tolls all claims by and among Chevron/Texaco and us that relate to the various Lower Passaic River matters from May 8, 2007, until either party terminates such Tolling/Standstill Agreement.

Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 18,100 beneficial holders of our common stock as of March 15, 2012, of which approximately 1,200 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2011 and 2010 was as follows:

	PRICE RANGE		CASH DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2010	$24.68	$20.76	$.4750
June 30, 2010	25.59	15.52	.4750
September 30, 2010	27.27	21.30	.4800
December 31, 2010	32.20	26.33	.4800
March 31, 2011	31.89	21.01	.4800
June 30, 2011	26.47	22.75	.4800
September 30, 2011	26.33	14.42	.2500
December 31, 2011	16.74	12.22	.2500

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

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

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Getty Realty Corp.	100.00	92.35	80.78	99.10	138.83	66.83
Standard & Poors 500	100.00	105.49	66.46	84.04	96.70	98.74
Peer Group	100.00	89.00	66.89	89.64	115.72	123.14

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 29, 2006 in Getty Realty Corp. common stock, Standard & Poors 500, and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2011(a)	2010	2009(b)	2008	2007(c)
OPERATING DATA:
Total Revenues	$112,876	$88,192	$84,170	$82,386	$77,180
Earnings from continuing operations	11,610 (d)	49,971	41,439	38,284	27,115	(e)
Earnings from discontinued operations	846	1,729	5,610	3,526	6,779	(e)

Net earnings	12,456	51,700	47,049	41,810	33,894
Diluted earnings per common share:
Earnings from continuing operations	0.34	1.78	1.67	1.54	1.09
Net earnings	0.37	1.84	1.89	1.68	1.37
Diluted weighted-average common shares outstanding	33,172	27,953	24,767	24,767	24,769
Cash dividends declared per share	1.46	1.91	1.89	1.87	1.85
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (f):
Net earnings	12,456	51,700	47,049	41,810	33,894
Depreciation and amortization of real estate assets	10,336	9,738	11,027	11,875	9,794
Gains on dispositions of real estate	(968)	(1,705)	(5,467)	(2,787)	(6,179)
Impairment charges	20,226	—	1,135	—	—

Funds from operations	42,050	59,733	53,744	50,898	37,509
Revenue Recognition Adjustments	(1,163)	(1,487)	(2,065)	(2,593)	(4,159)
Allowance for deferred rental revenue	19,758	—	—	—	10,494
Acquisition costs	2,034	—	—	—	—

Adjusted funds from operations	62,679	58,246	51,679	48,305	43,844
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$615,854	$504,587	$503,874	$473,567	$474,254
Total assets	635,089	423,178	428,990	387,813	396,911
Debt	170,510	64,890	175,570	130,250	132,500
Shareholders’ equity	372,169	314,935	207,669	205,897	212,178
NUMBER OF PROPERTIES:
Owned	996	907	910	878	880
Leased	153	145	161	182	203

Total properties	1,149	1,052	1,071	1,060	1,083

(a)

Includes (from the respective dates of the acquisition) the effect of the $111.6 million acquisition of 59 Mobil-branded gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. which were acquired on January 13, 2011 and the effect of the $87.0 million acquisition of 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC which were acquired on March 31, 2011.

(b)

Includes (from the date of the acquisition) the effect of the $49.0 million acquisition of the real estate assets and improvements of 36 convenience store properties from White Oak Petroleum LLC which were acquired on September 25, 2009.

(c)

Includes (from the date of the acquisition) the effect of the $84.5 million acquisition of convenience store and gas station properties from FF-TSY Holding Company II LLC (successor to Trustreet Properties, Inc.) which was substantially completed by the end of the first quarter of 2007.

(d)

Includes the effect of a $19.8 million non-cash deferred rent receivable reserve, the effect of a $8.8 million accounts receivable reserve, and the effect of a $20.2 million impairment charge, which are included in earnings from continuing operations related to certain properties leased to Marketing under the Master Lease (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Marketing and the Master Lease”.)

(e)

Includes the effect of a $10.5 million non-cash deferred rent receivable reserve, $10.2 million of which is included in earnings from continuing operations and $0.3 million of which is included in earnings from discontinued operations, based on the deferred rent receivable related to certain properties under leases Marketing.

(f)

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items, and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable. We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions, depreciation and amortization of real estate assets, and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on the recognition of revenue from rental properties (collectively the “Revenue Recognition Adjustments”), as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include other unusual or infrequently occurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when the payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties.

Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, allowance for deferred rental revenue, acquisition costs, and other unusual or infrequently occurring items. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases; (ii) the rental revenue from acquired in-place leases; (iii) the impact of rent due from direct financing leases; and (iv) the impact of other unusual or infrequently occurring items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part II entitled “Item 1A. Risk Factors”; the selected financial data in “Item 6. Selected Financial Data”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”.

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

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. Our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties”.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors”.)

Marketing and the Master Lease

As of December 31, 2011, 797, or 69% of our 1,149 properties are subject to the Master Lease. A substantial portion of our total revenues (55% for the year ended December 31, 2011), are derived from properties subject to the Master Lease. Substantially all of our tenants’ financial results depend on sale of refined petroleum products and rental income from their subtenants. Our tenants’ subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who operate our properties directly or sublet our properties to the operators. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 8. Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements.”)

Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997. Marketing was acquired by a U.S. subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease with Marketing. On February 28, 2011, Lukoil, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”).

From August through December 2011, Marketing did not pay monthly fixed rent to us on the first of the month, as required by the terms of the Master Lease. Following each such nonpayment event, we delivered a default notice to Marketing, and, for the months of August and September 2011, Marketing cured its default by payment of the outstanding monthly fixed rent installment with applicable interest.

In August 2011, Marketing delivered a notice to us stating its intent to offset rent due under the Master Lease based upon allegations of nonperformance by us of certain environmental remediation obligations allegedly required to be performed by us pursuant to the terms of the Master Lease. We considered Marketing’s notice to be without merit and filed a lawsuit in New York State Supreme Court to stop Marketing from offsetting rent. (see “Item 3. Legal Proceedings” for additional information with respect to this lawsuit and related claims). At about the same time, we also issued a separate notice of default against Marketing for various violations of the Master Lease, including nonpayment of certain real estate taxes attributable to properties subject to the Master Lease.

In October 2011, the New York State Supreme Court ordered Marketing to pay $4.0 million of October’s fixed rent to us and the balance ($0.9 million) into escrow, pending resolution of Marketing’s claims. Marketing complied with this court order and made the required payments. In November 2011, Marketing again withheld rent on the purported basis of its offset notice, and in mid-November 2011 the New York State Supreme Court again ordered Marketing to pay the majority of November 2011 rent to us and the balance into escrow. On appeal by Marketing, the New York State Appellate Division stayed the lower court order, but ordered Marketing to pay the entire amount of fixed rent for November 2011 ($4.9 million) into escrow by November 28, 2011. Marketing failed to comply with the terms of the Appellate Division order and pay the amount of November 2011 fixed rent into escrow on November 28, 2011. Consequently, we issued a notice to Marketing terminating the Master Lease which, pursuant to the terms of the Master Lease and such notice, terminated the Master Lease as of December 12, 2011. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”).

Based on information available to us as of the date of this Annual Report on Form 10-K, we estimate Marketing’s accrued obligations to us as of the date Marketing made its bankruptcy filing to be approximately $8.8 million. This aggregate amount consists primarily of unpaid fixed rent and real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered “pre-petition claims” and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect on any of these pre-petition claims and we have fully reserved the amount due from Marketing for such claims.

Shortly after filing for bankruptcy, Marketing filed an adversary complaint in the Bankruptcy Court against us, pursuant to which it sought to withhold post-petition rent on the basis of its continued assertion that we failed to perform certain environmental remediation obligations. On January 10, 2012, the Bankruptcy Court rejected Marketing’s offset claims and ordered Marketing to comply with all of its post-petition obligations under the Master Lease, including payment of fixed rent and real estate taxes (the “Order”). Under the Order, the Bankruptcy Court set a payment schedule wherein all post-petition amounts due to us, including rent for December 2011 and January 2012, would be paid by February 5, 2012. These post-petition amounts due to us, as landlord, under the Order are considered administrative claims which have priority over other creditors’ claims.

Following the issuance of the Order, Marketing disclosed its financial condition to us and to other constituents in the bankruptcy proceedings, which showed Marketing’s debilitated financial condition. It became evident that Marketing did not and would not have the funds available from operations and would not otherwise obtain financing needed to meet all of its post-petition financial obligations under the Order. In the first quarter of 2012, we began paying for the real estate taxes due on the properties subject to the Master Lease, and billing Marketing therefor. We expect that in the near term we will also be required to pay or accrue for maintenance, repair, insurance, environmental and other operating expenses relating to the properties subject to the Master Lease.

As a result of payments Marketing has made under the Order, as of March 8, 2012, we have received a total of $10.8 million in post-petition payments from Marketing. However, Marketing has failed to fully comply with the Order as it has not paid the full amount of rent, real estate taxes and other obligations due to us under the Master Lease for the post-petition periods.

Of the post-petition payments received to date, $5.7 million has been applied to outstanding receivables accrued for income recognized in the post-petition period through December 31, 2011. Accordingly, only $5.1 million of such payments received to date are available to be applied to Marketing’s contractual rent and real estate tax obligations to us of approximately $17.7 million attributable to the first quarter of 2012. As is the case with respect to the approximately $8.8 million of pre-petition claims, we do not expect to collect substantially all of the $12.6 million unpaid amounts attributable to the first quarter of 2012 from Marketing. We anticipate that we will provide bad debt reserves for all outstanding receivables due from Marketing for the first quarter of 2012 and thereafter unless payment is made, which we deem doubtful.

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which is subject to the approval of the Bankruptcy Court (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of these properties. The Stipulation has been filed with the Bankruptcy Court with notice that a hearing will be held on April 2, 2012 to consider its approval by the Bankruptcy Court. No assurances can be given that the Stipulation will be approved by the Bankruptcy Court.

Pursuant to the terms of the Stipulation:

•

Through March 8, 2012, Marketing has paid $10.8 million of approximately $19.0 million of post-petition fixed rent due through March 2012; payment of $1.0 million is due on or before April 1, 2012 plus any excess cash as of March 30, 2012. All unpaid amounts due from Marketing under the Master Lease for periods after filing of the bankruptcy become due and payable on April 30, 2012.

•

At any time before rejection of the Master Lease, we may take back individual or groups of properties subject to the Master Lease for the purpose of re-leasing, selling, licensing or otherwise disposing of them, on a free and clear basis, and in such case the rent under the Master Lease will be reduced based on an agreed-upon formula determined by the proceeds attributable to the relevant disposition(s).

•	The deadline for Marketing to assume or reject the Master Lease is April 30, 2012.

•

Upon rejection of the Master Lease, we will take possession of all properties subject to the Master Lease free and clear of all rights of Marketing, and free and clear of all tenancies and occupancies of subtenants (subject to whatever rights they may have, if any, under applicable law).

•

We will be entitled to at least an administrative claim for all fixed rent and other obligations to be performed by Marketing due under the Master Lease from December 5, 2011 until Marketing vacates the unitary Master Lease premises. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims to the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us).

•	If Marketing does not vacate the unitary Master Lease premises by April 30, 2012, we may have additional administrative claims for holdover occupancy by Marketing.

Based on a cash flow forecast prepared by Marketing and reviewed by the financial advisors to the Creditors Committee we do not anticipate we will receive amounts materially in excess of the $1.0 million scheduled for payment on or before April 1, 2012.

In connection with the bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) alleging, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). This lawsuit may be pursued by an independent trustee for the benefit of the bankruptcy estate and its creditors even if Marketing is in liquidation. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our post-petition administrative claims, which have priority over other creditors’ claims, and it is also possible that we may recover a portion of our pre-petition claims against Marketing. The actual amount of any such claims that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts.

Our financial results are materially dependent on rental revenues derived from the 797 properties subject to the Master Lease. Marketing does not operate these properties itself, but instead subleases these properties to subtenants to whom Marketing sells gasoline, and such subtenants operate their gas stations, convenience stores, automotive repair services or other businesses at our properties.

As a result of the developments described above, we concluded that it is probable that we will not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the quarter ended December 31, 2011, we recorded a non-cash allowance for deferred rental revenue of $8.7 million (in addition to $11.0 recorded in the third quarter of 2011) fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings and funds from operations for the three and twelve months ended December 31, 2011, but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight line method of accounting is not included in our determination of adjusted funds from operations.

Under the Master Lease, Marketing is directly responsible to pay for all environmental liabilities discovered during the term of the lease and for certain environmental liabilities even after the termination of the Master Lease, including: (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the lease and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). In connection with our repositioning of the properties subject to the Master Lease, we anticipate that, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental liabilities (including Marketing Environmental Liabilities) that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third party responsible therefor.

Since we no longer believe that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we have accrued in the fourth quarter of 2011, $47.9 million as the aggregate Marketing Environmental Liabilities. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The increases in carrying values of the properties will be depreciated over (i) the estimated remaining life of the underground storage tank if the increase in carrying value related to obligations to remove underground storage tanks, (ii) a ten year period if the increase in carrying value related to environmental remediation obligations or (iii) such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of its estimates. We do not maintain pollution legal liability insurance to protect it from potential future claims related to known and unknown environmental liabilities.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) has the responsibility for the maintenance, repair, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing has failed to meet many of its obligations to undertake the Property Expenditures related to our properties. In addition to having to incur the costs of the Property Expenditures, Marketing did not pay any additional Property Expenditures for the period after termination of the Master Lease. Also, in the course of repositioning the properties, we expect to incur significant costs over a period of years for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting (“Capital Improvements”). We expect to continue to incur costs associated with both the bankruptcy proceedings with Marketing and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As of the date of this Annual Report on Form 10-K, we have not determined the total amounts of any such potential additional expenses. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends.

We believe the likely outcome of the repositioning process is to create multiple tenancies with respect to the portfolio that was leased to Marketing under the Master Lease. It is our long-term intention to enter into intermediate and long-term triple-net leases for groups of these properties with tenants who are actively engaged in the business of retail petroleum marketing. However, in the short-term it is possible that we might reposition groups of properties by: (a) entering into temporary short-term arrangements with the existing occupants of the properties or operators of groups of properties, allowing them to continue to use and occupy the premises as long as they continue to pay us appropriate compensation and abide by other appropriate covenants, (b) entering into fuel supply agreements with third party fuel suppliers, (c) entering into long-term leases with distributors engaged in the sale of gasoline and other motor products, (d) disposing of some properties by sale or (e) continuing an existing sub-lease on a direct basis between such former Marketing subtenant and us, whether on substantially the same terms that had previously been in place between such subtenant and Marketing or on modified terms. We intend to remove and reposition our properties from the Master Lease as promptly as practicable.

Following completion of the repositioning process, we expect the revenue realized from the properties that were subject to the Master Lease to be less than the contractual rent received under the Master Lease. In addition, we expect to incur Property Expenditures and Capital Expenditures during and after the repositioning process.

We are continuing our efforts to sell approximately 160 properties that have previously had their underground storage tanks removed and nine petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any such dispositions.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the litigation and bankruptcy proceedings with Marketing and the repositioning of the properties subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties required significant management attention that would otherwise be devoted to our ongoing business; if Marketing asserts additional claims against us, seeks a deferral or reduction in the rental payments or other obligations owed to us or seeks to liquidate its business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties subject to the Master Lease upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in this Annual Report on Form 10-K for the year ended December 31, 2011).

ASSET IMPAIRMENT

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. During the year ended December 31, 2011, we reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $20.2 million (of which $18.6 million was attributable to certain properties leased to Marketing and $1.6 million was attributable to certain properties leased to other tenants) where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges related to the properties leased to Marketing were primarily attributable to significant increases in the carrying value for certain of the properties in conjunction with recording the Marketing Environmental Liabilities. In the fourth quarter of 2011, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities since we could no longer assume that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life. We increased the carrying value for each of the affected properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The non-cash impairment charges recorded earlier in 2011 were attributable to reductions in real estate valuations and reductions in the assumed holding period used to test for impairment.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least ninety percent of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO for all periods presented to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable. Beginning in 2011, we revised our definition of AFFO to exclude direct expensed costs related to property acquisitions and other unusual or infrequently occurring items.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual or infrequently recurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual or infrequently occurring items are not reflective of normal operations.

Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, property acquisition costs and other unusual or infrequently occurring items. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) our operating expenses (exclusive of direct expensed operating property acquisition costs); and (v) other unusual or infrequently occurring items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. For a reconciliation of FFO and AFFO, see “Item 6. Selected Financial Data”.

2011, 2010, and 2009 Acquisitions

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111.6 million including acquisition costs, which was financed entirely with borrowings under our Credit Agreement.

The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by us under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).

On March 31, 2011, we acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. Our total investment in the transaction was $87.0 million including acquisition costs, which was financed entirely with borrowings under our Credit Agreement.

The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third party landlords pursuant to the terms of third party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all amounts pertaining to the properties subject to the Nouria Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

In 2010, we purchased three properties for a total purchase price of $3.6 million.

On September 25, 2009, we acquired the real estate assets and improvements of 36 gasoline stations and convenience store properties located primarily in Prince George’s County Maryland for $49.0 million from White Oak Petroleum LLC (“White Oak”) for cash with $24.5 million draw under our existing Credit Agreement and $24.5 million provided by the three-year Term Loan Agreement entered into on that date.

The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak and us, whereby White Oak acquired the real estate assets and the related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate assets of all 36 properties with us. We entered into a unitary triple-net lease for the real estate assets with White Oak which has an initial term of 20 years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations.

In 2009 we also exercised our fixed price purchase option for one leased property and purchased three properties for a total purchase price of $6.3 million.

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared to year ended December 31, 2010

The results for the fourth quarter and year ended December 31, 2011 were materially affected by events and factors relating to Marketing and more fully described above in “General – Marketing and the Master Lease” and elsewhere in this Annual Report on Form 10-K. Accordingly, the following adjustments are reflected in our results of operations for the quarter and year ended December 31, 2011 or our balance sheet as of December 31, 2011:

•

We recorded a non-cash allowance for deferred rental revenue of $8.7 million (in addition to the $11.0 million allowance recorded during the quarter ended September 30, 2011) fully reserving for the deferred rent receivable relating to the Master Lease;

•

We recorded in revenues from rental properties and in rental property expense $4.1 million for real estate taxes paid (or accrued) by us which were due from Marketing since we began paying past due real estate taxes for 2011 and 2012, including taxes which Marketing historically paid directly;

•	We provided an $8.8 million reserve for bad debts, primarily attributable to nonpayment of pre-petition rent and real estate taxes due from Marketing;

•

We have accrued on our balance sheet $47.9 million as the present fair value of the aggregate Marketing Environmental Liabilities which we expect to assume and recorded $0.2 million of accretion expense in environmental expenses for the post-petition period;

•

In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation, recognized $0.9 million of depreciation expense, and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value (in addition to $1.6 million of impairment charges previously recorded due to reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment).

Revenues from rental properties included in continuing operations were $110.2 million for the year ended December 31, 2011, as compared to $88.1 million for the year ended December 31, 2010. Revenues from rental properties include approximately $63.6 million and $60.2 million in rent contractually due or received for the years ended December 31, 2011 and December 31, 2010, respectively, from properties leased to Marketing under the Master Lease and approximately $45.5 million and $26.5 million for the years ended December 31, 2011 and 2010, respectively, contractually due or received from other tenants. The increase in rent contractually due or received from other tenants for the year ended December 31, 2011 was primarily due to rental income from properties we acquired from, and leased back to, CPD in January 2011 and Nouria in March 2011. The increase in the rent contractually due or received from Marketing for the year ended December 31, 2011 was primarily due to an increase in the real estate taxes we pay (or accrue) and bill to Marketing. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $4.1 million for the year ended December 31, 2011 as compared to $0.6 million for the year ended December 31, 2010 for real estate taxes paid (or accrued) by us which were due from Marketing. The increase in rent contractually due or received from Marketing and other tenants for the year ended December 31, 2011 was also due, to a lesser extent, to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.1 million for the year ended December 31, 2011 and $1.4 million for the year ended December 31, 2010.

Interest income from notes and mortgages receivable increased by $2.6 million to $2.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the issuance of $30.4 million of notes receivable substantially all in connection with the acquisitions completed in 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $16.7 million for the year ended December 31, 2011 as compared to $10.1 million for the year ended December 31, 2010. The increase in rental property expenses is principally due to additional real estate tax and rent expenses paid by us and reimbursable by our tenants related to properties and leasehold interests acquired in 2011 and accrued past due real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. The reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. We provided a bad debt reserve for the taxes reimbursable from Marketing since do not expect to receive payment Marketing.

Non-cash impairment charges of $20.0 million are included in continuing operations for the year ended December 31, 2011 as compared to no impairment charges recorded for the year ended December 31, 2010. During the year ended December 31, 2011, we reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $20.2 million (of which $18.6 million was attributable to certain properties leased to Marketing and $1.6 million was attributable to certain properties leased to other tenants). The non-cash impairment charges related to the properties leased to Marketing were primarily attributable to significant increases in the carrying value for certain of the properties in conjunction with recording the Marketing Environmental Liabilities. In the fourth quarter of 2011, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities since we could no longer assume that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life. In accordance with GAAP, we increased the carrying value for each of the affected properties by the amount of the related estimated environmental obligation which resulted in simultaneously recording impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The non-cash impairment charges recorded earlier in the year resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment.

Environmental expenses, net of estimated recoveries from underground storage tank (“UST” or “USTs”) funds included in continuing operations for the year ended December 31, 2011 increased by $0.4 million, to $5.8 million, as compared to $5.4 million for the year ended December 31, 2010. The increase in net environmental expenses for the year ended December 31, 2011 was primarily due to a higher provision for litigation loss reserves and legal fees which increased by $0.5 million for 2011 partially offset by a lower provision for estimated environmental remediation costs which decreased by an aggregate $0.2 million to $2.5 million for the year ended December 31, 2011, as compared to $2.7 million for the year ended December 31, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $15.4 million to $23.6 million for the year ended December 31, 2011 as compared to $8.2 million recorded for the year ended December 31, 2010. The increase in general and administrative expenses was principally due to $9.1 million of reserve for bad debts (substantially all of which was recorded in the fourth quarter of 2011) primarily attributable to nonpayment of pre-petition rent and real estate taxes due from Marketing that we do not expect to collect, $2.0 million of property acquisition costs, $1.5 million of legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing, higher employee related expenses and legal fees recorded in the year ended December 31, 2011.

As a result of Marketing’s material monetary default under the Master Lease and Marketing’s bankruptcy filing, we have concluded that it is probable that we will not receive the contractual lease payments when due from Marketing for the entire initial term of the Master Lease. Therefore, during 2011, we increased our reserve by recording additional non-cash allowances for deferred rent receivable of $19.8 million (including an allowance of $8.7 million recorded during the fourth quarter of 2011). These non-cash allowances reduced our net earnings and funds from operations for the year ended December 31, 2011, but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight line method of accounting is not included in our determination of adjusted funds from operations.

Depreciation and amortization expense included in continuing operations for 2011 was $10.3 million for the year ended December 31, 2011, as compared to $9.7 million for the year ended December 31, 2010. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $62.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Other income, net, included in income from continuing operations was $0.016 million for the year ended December 31, 2011, as compared to $0.2 million for the year ended December 31, 2010. Gains from dispositions of real estate included in discontinued operations were $0.9 million for the year ended December 31, 2011 and $1.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, there were ten property dispositions. For the year ended December 31, 2010, there were six property dispositions. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $5.1 million for each of 2011 and 2010. While there was no significant change in interest expense recorded for the year ended December 31, 2011 as compared to the prior year period, the weighted average interest rate on borrowings outstanding decreased due to changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan, (each described in “Liquidity and Capital Resources” below) and average borrowings outstanding for the year ended December 31, 2011 were higher than average borrowings outstanding for the year ended December 31, 2010. The average borrowings outstanding in 2011 were impacted by, among other things, $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY, $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria and the repayment of borrowings then outstanding under the Credit Agreement with substantially all of the net proceeds of $92.0 million received in 2011 from a 3.45 million share common stock offering.

The operating results and gains from certain dispositions of real estate sold in 2011 and 2010 have been reclassified as discontinued operations. The operating results of such properties for the year ended December 31, 2010 has also been reclassified to discontinued operations to conform to the 2011 presentation. Earnings from discontinued operations decreased by $0.9 million to $0.8 million for the year ended December 31, 2011, as compared to $1.7 million for the year ended December 31, 2010. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

As a result, earnings from continuing operations were $11.6 million for the year ended December 31, 2011, as compared to $50.0 million for the year ended December 31, 2010 and net earnings decreased by $39.2 million to $12.5 million for the year ended December 31, 2011, as compared to $51.7 million for the year ended December 31, 2010.

For the year ended December 31, 2011, FFO decreased by $17.6 million to $42.1 million, as compared to $59.7 million for the year ended December 31, 2010, and AFFO increased by $4.5 million to $62.7 million, as compared to $58.2 million for the prior year. The decrease in FFO for the year ended December 31, 2011 was primarily due to the changes in net earnings but exclude a $20.2 million increase in impairment charges, a $0.6 million increase in depreciation and amortization expense and a $0.7 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2011 also exclude a $19.8 million increase in the allowance for deferred rental revenue, a $2.0 million increase in acquisition costs and a $0.3 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share and AFFO per share for the year ended December 31, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding used in our per share calculations increased by $5.2 million shares, or 18.7%, for the year ended December 31, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.37 per share for the year ended December 31, 2011, as compared to $1.84 per share for the year ended December 31, 2010. Diluted FFO per share for the year ended December 31, 2011 was $1.26 per share, as compared to $2.13 per share for the year ended December 31, 2010. Diluted AFFO per share for the year ended December 31, 2011 was $1.88 per share, as compared to $2.08 per share for the year ended December 31, 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues from rental properties included in continuing operations were $88.1 million for the year ended December 31, 2010, as compared to $84.0 million for the year ended December 31, 2009. We received approximately $60.2 million and $60.8 million in rent for the years ended December 31, 2010 and December 31, 2009, respectively, from properties leased to Marketing under the Master Lease. We also received rent of $26.5 million and $21.3 million for the years ended December 31, 2010 and 2009, respectively, from other tenants. The increase in rent received for the year ended December 31, 2010 was primarily due to rental income from properties we acquired from, and leased back to, White Oak in September 2009 and, to a lesser extent, due to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.4 million for the year ended December 31, 2010 and $1.9 million for the year ended December 31, 2009.

Interest income from mortgages receivable was $0.1 million for the years ended December 31, 2010 and 2009.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $10.1 million for the year ended December 31, 2010 as compared to $10.7 million for the year ended December 31, 2009. The decrease in rental property expenses is due to a reduction in rent expense caused by a decrease in the number of leased properties sublet to tenants due to third-party lease expirations as compared to the prior year.

There were no impairment charges recorded for the year ended December 31, 2010. The $1.1 million of non-cash impairment charges recorded in the year ended December 31, 2009 was attributable to general reductions in real estate valuations and, in certain cases, the removal or scheduled removal of underground storage tanks by Marketing.

Environmental expenses, net of estimated recoveries from underground storage tank (“UST” or “USTs”) funds included in continuing operations for the year ended December 31, 2010 decreased by $3.3 million, to $5.4 million, as compared to $8.7 million for the year ended December 31, 2009. The decrease in net environmental expenses for the year ended December 31, 2010 was primarily due to a lower provision for litigation loss reserves and legal fees which decreased by $2.1 million for 2010, and a lower provision for estimated environmental remediation costs which decreased by an aggregate $1.2 million to $2.7 million for the year ended December 31, 2010, as compared to $3.9 million for the year ended December 31, 2009. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses were $8.2 million for the year ended December 31, 2010 as compared to $6.8 million recorded for the year ended December 31, 2009. The increase in general and administrative expenses was principally due to higher employee related expenses and provisions for doubtful accounts.

Depreciation and amortization expense included in continuing operations for 2010 was $9.7 million for the year ended December 31, 2010, as compared to $10.7 million for the year ended December 31, 2009. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate partially offset by depreciation charges related to properties acquired.

As a result, total operating expenses decreased by approximately $4.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Other income, net, included in income from continuing operations was $0.2 million for the year ended December 31, 2010, as compared to $0.4 million for the year ended December 31, 2009. Gains from dispositions of real estate included in discontinued operations were $1.7 million for the year ended December 31, 2010 and $5.4 million for the year ended December 31, 2009. For the year ended December 31, 2010, there were six property dispositions. For the year ended December 31, 2009, there were eight property dispositions. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

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

The operating results and gains from certain dispositions of real estate sold in 2010 and 2009 have been reclassified as discontinued operations. The operating results of such properties for the year ended December 31, 2009 has also been reclassified to discontinued operations to conform to the 2010 presentation. Earnings from discontinued operations decreased by $3.9 million to $1.7 million for the year ended December 31, 2010, as compared to $5.6 million for the year ended December 31, 2009. The decrease was primarily due to lower gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

As a result, earnings from continuing operations increased by $8.6 million to $50.0 million for the year ended December 31, 2010, as compared to $41.4 million for the year ended December 31, 2009 and net earnings increased by $4.7 million to $51.7 million for the year ended December 31, 2010, as compared to $47.0 million for the year ended December 31, 2009.

For the year ended December 31, 2010, FFO increased by $6.0 million to $59.7 million, as compared to $53.7 million for the year ended December 31, 2009, and AFFO increased by $6.5 million to $58.2 million, as compared to $51.7 million for the prior year. The increase in FFO for the year ended December 31, 2010 was primarily due to the changes in net earnings but excludes a $1.1 million decrease in impairment charges, a $1.3 million decrease in depreciation and amortization expense and a $3.8 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2010 also excludes a $0.6 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the year ended December 31, 2010 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of 5.2 million shares of common stock in May 2010. The weighted average number of shares outstanding used in our per share calculations increased by 3.2 million shares, or 12.9%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share decreased by $0.05 per share for the year ended December 31, 2010 to $1.84 per share as compared to $1.89 per share for the year ended December 31, 2009. Diluted FFO per share decreased by $0.03 per share for the year ended December 31, 2010 to $2.13 per share, as compared to $2.16 per share for the year ended December 31, 2009. Diluted AFFO was $2.08 per share, as compared to $2.09 per share for the year ended December 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement/Amended Credit Agreement that expires in March 2013 as a source of liquidity. However, under the terms of the Amended Credit Agreement, we are unable to borrow additional funds unless we meet certain criteria described below. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for 2011, 2010 and 2009 were $61.2 million, $56.9 million and $52.5 million, respectively. Our business operations and liquidity is dependent on our ability to reposition the portfolio and generate cash flow from the properties subject to the Master Lease discussed in “General — Marketing and the Master Lease” above. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or Amended Term Loan Agreement.

We cannot predict how Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and our ability to reposition the portfolio and generate cash flow from the properties subject to the Master Lease may impact our access to capital and our liquidity. It is possible that our business operations or liquidity may be adversely affected by our ability to reposition the portfolio. Any significant loss of revenue or increase in expenses could give rise to an event of default under the Amended Credit Agreement and the Amended Term Loan Agreement. Any such event of default, if not waived, would prohibit us from drawing funds against the Amended Credit Agreement, could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Amended Credit Agreement and the Amended Term Loan Agreement. In order to continue to meet our liquidity needs (including the repayment of the balance outstanding under the Amended Credit Agreement and the Amended Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance our existing debt or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Amended Credit Agreement and the Amended Term Loan Agreement, or simply may not be available. As a result, we may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Amended Credit Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Amended Credit Agreement we will be able to further amend the Amended Credit Agreement or enter into a new revolving credit agreement on favorable terms, if at all. Management believes that subject to recapturing and re-letting or selling properties subject to the Master Lease, our operating cash needs for the next twelve months can be met by cash flows from operations, and available cash and cash equivalents. If we fail to obtain additional sources of financing or refinance our existing debt, this could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

Credit Agreement /Amended Credit Agreement

We are a party to a $175.0 million amended and restated senior unsecured revolving credit agreement entered into in March 2007 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2012. As of December 31, 2011, borrowings under the Credit Agreement were $147.7 million, bearing interest at a rate of 1.25% per annum. The Credit Agreement permitted borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin was based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement.

Prior to the expiration of the Credit Agreement, on March 9, 2012, we entered into an agreement with the Bank Syndicate amending the interest rate and other significant terms of the Credit Agreement and extending the maturity date by one year to March 2013 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220.0 million based on a percentage of loan outstanding to property value. The Amended Credit Agreement allocates $125.0 million of the total Bank Syndicate commitment to a term loan and $50.0 million of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Amended Credit Agreement, any proceeds from the issuance of debt will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Amended Credit Agreement, we are unable to access undrawn funds other than $4.0 million drawn for closing costs related to the Amended Credit Agreement until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants, and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Amended Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Amended Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%.

The annual commitment fee on the unused Amended Credit Agreement is 0.40%. The Amended Credit Agreement contains restrictive terms and conditions including restricting our use of proceeds from the issuance of debt or equity or the sale of properties; weekly financial reporting; and financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Amended Credit Agreement contains events of default, including default under the Amended Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Amended Credit Agreement and prohibit us from drawing funds against the Amended Credit Agreement and could result in the acceleration of our indebtedness under the Amended Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Amended Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or as a result of acceleration of our indebtedness under the Amended Credit Agreement and Amended Term Loan Agreement.

Term Loan Agreement /Amended Term Loan Agreement

We are a party to a $25,000,000 three-year term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which as of December 31, 2011 was scheduled to expire in September 2012. On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan and extending the maturity date by approximately six months to March 2013 (the “Amended Term Loan Agreement”). As of December 31, 2011, borrowings under the Term Loan Agreement were $22.8 million bearing interest at a rate of 3.50% per annum. The Term Loan Agreement and the Amended Term Loan Agreement provide for annual reductions of $0.8 million in the principal balance with a balloon payment due at maturity. A balloon payment of $21.9 million is due in March 2013 pursuant to the Amended Term Loan Agreement. The Amended Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Amended Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Amended Term Loan Agreement contains events of default, including default under the Amended Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Amended Term Loan Agreement and could result in the acceleration of our indebtedness under the Amended Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Amended Term Loan Agreement and Amended Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or as a result of acceleration of our indebtedness under the Amended Credit Agreement and Amended Term Loan Agreement.

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

Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. Our property acquisitions and capital expenditures for the year ended December 31, 2011, 2010, and 2009 amounted to $167.5 million, $4.7 million, and $55.3 million, respectively. As part of the repositioning of the properties subject to the Master Lease, we are evaluating potential capital expenditures and funding sources. We have no current plans to make material improvements to any of our properties other than the properties subject to the Master Lease. However, our tenants frequently make improvements to the properties leased from us at their expense. (For additional information regarding capital expenditures related to the properties subject to the Master Lease, see “Item 2. Properties”).

To the extent that our sources of liquidity are not sufficient to fund capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we, among other requirements, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 90% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. The procedure will only apply to distributions made after 2011 to the extent that we properly elect under applicable law to treat such distributions as made out of taxable income that arose in 2011. We cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement with respect to taxable income arising in 2012 and thereafter by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Amended Credit Agreement and the Amended Term Loan Agreement and other factors, and therefore is not assured. In particular, our Amended Credit Agreement and Amended Term Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $63.4 million, $52.3 million, and $46.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. We reduced our quarterly dividend rate to $0.25 per share in the quarter ended December 2011. Due to the uncertainty regarding our revenues and expenses as a result of Marketing’s bankruptcy filing and the restrictions contained in the Amended Credit Agreement and the Amended Term Loan Agreement discussed above, there can be no assurance that we will be able to continue to pay cash dividends at the rate of $0.25 per share per quarter in cash or a combination of cash and our stock, if at all.

Public Offerings

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

CONTRACTUAL OBLIGATIONS

Our significant contractual obligations and commitments are comprised of borrowings under the Credit Agreement and the Term Loan Agreement, operating lease payments due to landlords and estimated environmental remediation expenditures. In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2011 are summarized below (in thousands):

	TOTAL	LESS THAN- ONE YEAR	ONE-TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS
Operating leases	$34,395	$8,140	$12,257	$7,426	$6,572
Borrowings under the Credit Agreement (a)	147,700	—	147,700	—	—
Borrowings under the Term Loan Agreement (a)	22,810	780	22,030	—	—
Estimated environmental remediation expenditures (b)	57,700	18,488	15,947	7,957	15,308

Total	$262,605	$27,408	$197,934	$15,383	$21,880

(a)	Excludes related interest payments. (See “— Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.)
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.

Generally, the leases with our tenants are “triple-net” leases, with the tenant responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance, environmental remediation and other operating expenses.

We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Exchange Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in its financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, accounts receivable, deferred rent receivable, income under direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

As of December 31, 2011, the $25.6 million deferred rent receivable attributable to the Master Lease was fully reserved. In addition, as of December 31, 2011, $8.8 million of pre-petition claims for unpaid fixed rent and real estate taxes due from Marketing included in accounts receivable was fully reserved. In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may differ from the amount accrued. In accordance with GAAP, we increased the carrying value for each of the affected properties by the amount of the related estimated environmental obligation which resulted in simultaneously recording impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective December 31, 2011 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that we may be required to record impairment charges related to the portfolio of properties or adjust our accrual for the Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease that affect the amounts reported in our financial statements.

Our accounting policies are described in note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation as described below:

Revenue recognition — We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $8.1 million recorded as of December 31, 2011 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants, other than Marketing, with leases that are material to our financial results have generally made rent payments when due. However, we may be required to reverse, or provide reserves for, or adjust our $25.6 million reserve as of December 31, 2011 for, a portion of the recorded deferred rent receivable if it becomes apparent that a property may be disposed of before the end of the current lease term or if circumstances indicate that the tenant may not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was specifically provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. (See “— General — Marketing and the Master Lease” above for additional information.)

Direct financing leases — Income under direct financing leases is included in revenues from rental properties and is recognized over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Net investment in direct financing leases represents the investments in leased assets accounted for as direct financing leases. The investments are reduced by the receipt of lease payments, net of interest income earned and amortized over the life of the leases.

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

Environmental costs — We provide for the estimated fair value of future environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made (see “— Environmental Matters” below for additional information). Environmental liabilities net of related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state UST remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counter-party may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counter-parties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

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

Allocation of the purchase price of properties acquired — Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities.

ENVIRONMENTAL MATTERS

General

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We do not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant.

Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants, other than the $47.9 million accrued in the fourth quarter of 2011 for the Marketing Environmental Liabilities, based on the tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counter-party will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable.

Of the 797 properties subject to the Master Lease as of December 31, 2011, we had agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities at 160 retail properties that have not achieved Closure and are scheduled in the Master Lease, and provide limited indemnification to Marketing for certain pre-existing conditions at six of the terminals we own and leases to Marketing. In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The increases in carrying values of the properties will be depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of its estimates.

Environmental obligations are measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses included in continuing operations in our consolidated statements of operations aggregated $2.6 million, $2.7 million and $3.9 million for 2011, 2010 and 2009, respectively. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of December 31, 2011, 2010, 2009 and 2008 we had accrued $57.7 million, $10.9 million, $12.6 million and $13.4 million, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs and obligations to remove USTs. The accrued environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.9 million, $0.8 million, and $0.9 million of accretion expense was recorded for the years ended December 31, 2011, 2010, and 2009, respectively, substantially all of which is included in environmental expenses and the remainder of which is included in discontinued operations.

Environmental liabilities are currently measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses. Accordingly, the environmental accrual as of December 31, 2011 was increased by $5.0 million before inflation and present value discount adjustments. The resulting environmental accrual as of December 31, 2011 was then further increased by $10.1 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.00%, we then reduced the net environmental accrual, as previously adjusted, by a $20.6 million discount to present value. Had we assumed an inflation rate that was 0.50% higher and a discount rate that was 0.50% lower, net environmental liabilities accrued as of December 31, 2011 would have increased by an aggregate of $2.2 million. However, the aggregate net change in environmental estimates expense recorded during the year ended December 31, 2011 would not have changed significantly if these changes in the assumptions were made effective December 31, 2010.

We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of its tenants, and could require substantial additional expenditures for future remediation.

In view of the uncertainties associated with environmental expenditures contingencies related to our tenants and other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2011 and December 31, 2010, we had accrued $4.2 million and $3.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the our Newark, New Jersey Terminal and Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” for additional information with respect to these and other pending environmental lawsuits and claims.)

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying us that it is one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third party complaints against approximately 300 additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

MTBE Litigation

During 2011, we were defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, $1.7 million to settle two plaintiff classes covering 52 pending cases. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.

As of December 31, 2011 and December 31, 2010, we maintained a litigation reserve relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification, and the aggregate possible amount of damages for which we may be held liable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Prior to April 2006, when we entered into a swap agreement with JPMorgan Chase, N.A. (the “Swap Agreement”), we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. The Swap Agreement expired on June 30, 2011 and we currently do not intend to enter into another swap agreement. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate.

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement as amended on March 9, 2012 and our $25.0 million Term Loan Agreement as amended on March 9, 2012. We use borrowings under the Credit Agreement/Amended Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement/Amended Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of December 31, 2011 under the Credit Agreement and the Term Loan Agreement were $147.7 million and $22.8 million, respectively, bearing interest at a weighted-average rate of 2.42% per annum. The weighted-average effective rate is based on (i) $147.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 1.00%, and (ii) $22.8 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%. Our Credit Agreement, permitted borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin was based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement. The Amended Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The Amended Term Loan Agreement bears interest at the same rate as the Term Loan Agreement. Accordingly, the weighted-average interest rate would have been 3.28% as of December 31, 2011 if the amended agreements were in place on that date. It is possible that our business operations or liquidity may be further adversely affected by Marketing’s bankruptcy filing and our ability to reposition the portfolio and generate cash flow from the properties subject to the Master Lease as discussed in “General - Marketing and the Master Lease” above and as a result we may be in default of our Amended Credit Agreement or Amended Term Loan Agreement which if such default was not cured or waived would prohibit us from drawing funds against the Amended Credit Agreement. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Amended Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Amended Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or our Amended Term Loan Agreement.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of December 31, 2011 has increased significantly, as compared to December 31, 2010 primarily as a result of $113.0 million drawn under the Credit Agreement to finance the transaction with CPD NY and $92.1 million drawn under the Credit Agreement to finance the transaction with Nouria, partially offset by the repayment of approximately $92.0 million of the borrowings then outstanding under the Credit Agreement with funds primarily received from the proceeds of a 3.45 million share common stock offering. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

We entered into a $45.0 million LIBOR based interest rate Swap Agreement, which expired on June 30, 2011, to manage a portion of our interest rate risk. The Swap Agreement was intended to hedge $45.0 million of our exposure to variable interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our loan agreements. As a result, we were exposed to interest rate risk to the extent that our aggregate borrowings floating at market rates exceeded the $45.0 million notional amount of the Swap Agreement. Under the terms of the Amended Credit Agreement, we are not permitted to enter into another swap agreement. It is possible that we may significantly change how we manage our interest rate risk in the near future due to, among other factors, the acquisition of properties or seeking other sources of capital.

We entered into the $45.0 million notional five year interest rate Swap Agreement, designated and qualifying as a cash flow hedge to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking hedging transactions and derivative positions is to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy protected us against future increases in interest rates. Although the Swap Agreement was intended to lessen the impact of rising interest rates, it also exposed us to the risk that the other party to the agreement will not perform, the agreement will be unenforceable and the underlying transactions will fail to qualify as a highly-effective cash flow hedge for accounting purposes. While the use of an interest rate Swap Agreement is intended to lessen the adverse impact of rising interest rates, it also conversely limits the positive impact that could be realized from falling interest rates with respect to the portion of our variable rate debt covered by the interest rate Swap Agreement.

Based on our aggregate average outstanding borrowings under the Credit Agreement/Amended Credit Agreement and the Term Loan Agreement/Amended Term Loan Agreement projected at $173.4 million for 2012, an increase in market interest rates of 0.50% along with the 2.0% increase in the LIBOR interest rate margin pursuant to the Amended the Credit Agreement effective March 9, 2012 for 2012 would decrease our 2012 net income and cash flows by $3.5 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings floating at market rates, and assumes that the $147.7 million outstanding borrowings under the Credit Agreement as of December 31, 2011 plus $4.0 million drawn in March 2012 to cover refinancing costs plus the $22.4 million average scheduled outstanding borrowings for 2012 under the Term Loan Agreement/Amended Term Loan Agreement is indicative of our future average borrowings for 2012 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Amended Credit Agreement, with decreases in the outstanding amount under our Amended Term Loan Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Revenues:
Revenues from rental properties	$110,218	$88,059	$84,043
Interest on notes and mortgages receivable	2,658	133	127

Total revenues	112,876	88,192	84,170

Operating expenses:
Rental property expenses	16,723	10,070	10,653
Impairment charges	19,976	—	1,135
Environmental expenses, net	5,828	5,429	8,745
General and administrative expenses	23,585	8,178	6,849
Allowance for deferred rent receivable	19,758	—	—
Depreciation and amortization expense	10,287	9,650	10,678

Total operating expenses	96,157	33,327	38,060

Operating income	16,719	54,865	46,110
Other income, net	16	156	420
Interest expense	(5,125)	(5,050)	(5,091)

Earnings from continuing operations	11,610	49,971	41,439
Discontinued operations:
Earnings (loss) from operating activities	(102)	24	246
Gains on dispositions of real estate	948	1,705	5,364

Earnings from discontinued operations	846	1,729	5,610

Net earnings	$12,456	$51,700	$47,049

Basic and diluted earnings per common share:
Earnings from continuing operations	$.34	$1.78	$1.67
Earnings from discontinued operations	$.03	$.06	$.23
Net earnings	$.37	$1.84	$1.89
Weighted average shares outstanding:
Basic	33,171	27,950	24,766
Stock options	1	3	1

Diluted	33,172	27,953	24,767

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Net earnings	$12,456	$51,700	$47,049
Other comprehensive gain:
Net unrealized gain on interest rate swap	1,153	1,840	1,303

Comprehensive income	$13,609	$53,540	$48,352

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2011	2010
ASSETS:
Real Estate:
Land	$345,473	$253,413
Buildings and improvements	270,381	251,174

	615,854	504,587
Less — accumulated depreciation and amortization	(137,117)	(144,217)

Real estate, net	478,737	360,370
Net investment in direct financing leases	92,632	20,540
Deferred rent receivable (net of allowance of $25,630 at December 31, 2011 and $8,170 at December 31, 2010)	8,080	27,385
Cash and cash equivalents	7,698	6,122
Other receivables, net	1,089	567
Notes, mortgages and accounts receivable (net of allowance of $9,480 at December 31, 2011 and $361 at December 31, 2010)	36,083	1,525
Prepaid expenses and other assets	10,770	6,669

Total assets	$635,089	$423,178

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$147,700	$41,300
Term loan	22,810	23,590
Environmental remediation costs	57,700	10,908
Dividends payable	—	14,432
Accounts payable and accrued liabilities	34,710	18,013

Total liabilities	262,920	108,243

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,395 at December 31, 2011 and 29,944,155 at December 31, 2010	334	299
Paid-in capital	460,687	368,093
Dividends paid in excess of earnings	(88,852)	(52,304)
Accumulated other comprehensive loss	—	(1,153)

Total shareholders’ equity	372,169	314,935

Total liabilities and shareholders’ equity	$635,089	$423,178

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,456	$51,700	$47,049
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	10,336	9,738	11,027
Impairment charges	20,226	—	1,135
Gains on dispositions of real estate	(968)	(1,705)	(5,467)
Deferred rent receivable, net of allowance	(453)	96	(763)
Allowance for deferred rent and accounts receivable	28,879	229	120
Amortization of above-market and below-market leases	(685)	(1,260)	(1,217)
Accretion expense	899	775	884
Stock-based employee compensation expense	643	480	390
Changes in assets and liabilities:
Other receivables, net	228	408	(669)
Net investment in direct financing leases	505	(323)	(85)
Accounts receivable, net	(14,890)	(189)	(175)
Prepaid expenses and other assets	130	(483)	339
Environmental remediation costs	(1,981)	(2,512)	(1,676)
Accounts payable and accrued liabilities	5,905	(31)	1,640

Net cash flow provided by operating activities	61,230	56,923	52,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(167,495)	(4,725)	(55,317)
Proceeds from dispositions of real estate	3,385	2,858	6,939
(Increase) decrease in cash held for property acquisitions	(750)	2,665	(1,623)
Issuance of notes and mortgages receivable	(31,468)	—	(300)
Collection of notes and mortgages receivable	2,679	158	155

Net cash flow provided by (used in) investing activities	(193,649)	956	(50,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	247,253	163,500	79,000
Repayments under credit agreement	(140,853)	(273,400)	(58,050)
Borrowings under term loan agreement	—	—	24,500
Repayments under term loan agreement	(780)	(780)	(130)
Payments of cash dividends	(63,436)	(52,332)	(46,834)
Payments of loan origination costs	(175)	—	—
Net proceeds from issuance of common stock	91,986	108,205	—

Net cash flow provided by (used in) financing activities	133,995	(54,807)	(1,514)

Net increase in cash and cash equivalents	1,576	3,072	872
Cash and cash equivalents at beginning of year	6,122	3,050	2,178

Cash and cash equivalents at end of year	$7,698	$6,122	$3,050

Supplemental disclosures of cash flow information
Interest paid	$5,523	$4,863	$5,046
Income taxes paid, net	267	365	467

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries. We are a real estate investment trust (“REIT”) specializing in the ownership and leasing of retail motor fuel and convenience store properties and petroleum distribution terminals. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. While all available information has been considered, actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, accounts receivable, deferred rent receivable, net investment in direct financing leases, , environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy are as follows: Level 1-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date; Level 2-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and Level 3-inputs that are unobservable.

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2011, 2010 and 2009 are reclassified as discontinued operations. The operating results of such properties for the years ended December 31, 2010 and 2009 have also been reclassified to discontinued operations to conform to the 2011 presentation. Discontinued operations for the years ended December 31, 2011, 2010 and 2009 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for each of the three years ended December 31, 2011, 2010 and 2009.

Real Estate: Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. When real estate assets are sold or retired, the cost and related accumulated depreciation and amortization is eliminated from the respective accounts and any gain or loss is credited or charged to income. Expenditures for maintenance and repairs are charged to income when incurred. When accounting for business combinations, the allocation of value to assets acquired and liabilities assumed for above-market and below-market leases, leasehold interests as lessee and capital lease obligations are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. (See note 11 for additional information regarding property acquisitions.)

Depreciation and Amortization: Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Asset retirement costs are depreciated over the remaining useful lives of underground storage tanks (“USTs” or “UST”) or 10 years for asset retirement costs related to environmental remediation obligations, which costs are attributable to the group of assets identified at a property. Leasehold interests, in-place leases and tenant relationships are amortized over the remaining term of the underlying lease.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: Assets are written down to fair value (determined on a nonrecurring basis using a discounted cash flow method and significant unobservable inputs) when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We review and adjust as necessary our depreciation estimates and method when long-lived assets are tested for recoverability. Assets held for disposal are written down to fair value.

Cash and Cash Equivalents: We consider highly liquid investments purchased with an original maturity of 3 (three) months or less to be cash equivalents.

Deferred Rent Receivable and Revenue Recognition: We earn rental income under operating and direct financing leases with tenants. Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that the tenant will make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for above-market and below-market leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

Direct Financing Leases: Income under direct financing leases is included in revenues from rental properties and is recognized over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Net investment in direct financing leases represents the investments in leased assets accounted for as direct financing leases. The investments in direct financing leases are increased for interest income earned and amortized over the life of the leases and reduced by the receipt of lease payments.

Environmental Remediation Costs: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred, including legal obligations associated with the retirement of tangible long-lived assets if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. The environmental remediation liability is estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of recoveries of environmental costs from state UST remediation funds, with respect to both past and future environmental spending based on estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental obligations.

Litigation: Legal fees related to litigation are expensed as legal services are performed. We provide for litigation reserves, including certain litigation related to environmental matters, when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability. We accrue our share of environmental liabilities based on our assumptions of the ultimate allocation method and share that will be used when determining our share of responsibility.

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2008, 2009 and 2010, and tax returns which will be filed for the year ended 2011 remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2011 or 2010.

Interest Expense and Interest Rate Swap Agreement: In April 2006 we entered into an interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, designated and qualifying as a cash flow hedge, to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We have not entered into financial instruments for trading or speculative purposes. The fair value of the derivative reflected on the consolidated balance sheet as of December 31, 2010 was reclassified as a component of interest expense through June 30, 2011 when the interest rate swap agreement matured. The fair value of the interest rate swap obligation was based upon the estimated amounts we would receive or pay to terminate the contract and was determined using an interest rate market pricing model. Changes in the fair value of the agreement were included in the consolidated statements of comprehensive income and would have been recorded in the consolidated statements of operations if the agreement was not an effective cash flow hedge for accounting purposes.

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

	Year ended December 31,
(in thousands):	2011	2010	2009
Earnings from continuing operations	$11,610	$49,971	$41,439
Less dividend equivalents attributable to restricted stock units outstanding	(249)	(228)	(162)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	11,361	49,743	41,277
Discontinued operations	846	1,729	5,610

Net earnings attributable to common shareholders used for basic earnings per share calculation	$12,207	$51,472	$46,887

Weighted-average number of common shares outstanding:
Basic	33,171	27,950	24,766
Stock options	1	3	1

Diluted	33,172	27,953	24,767

Restricted stock units outstanding at the end of the period	171	123	86

Stock-Based Compensation: Compensation cost for our stock-based compensation plans using the fair value method was $643,000, $480,000, and $390,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in general and administrative expense. The impact of the accounting for stock-based compensation is, and is expected to be, immaterial to our financial position and results of operations.

Reclassifications: Certain amounts related to 2010 and 2009 have been reclassified to conform to the 2011 presentation.

2. LEASES

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses related to these properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublease approximately 20 of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. Our 1,149 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

As of December 31, 2011, Getty Petroleum Marketing Inc. (“Marketing”) was in possession of 797 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”). Following a pattern of late and nonpayment of rent, on November 28, 2011 we sent Marketing a notice terminating the Master Lease on its terms effective December 12, 2011. On December 5, 2011, Marketing filed for protection under Chapter 11 of the Federal Bankruptcy Code. On March 7, 2012 we entered into a Stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”) seeking an order from the U.S. Bankruptcy Court and as a result, we expect we will retake possession of our properties commencing in the second quarter of 2012. For the year ended December 31, 2011, we provided bad debt reserves included in general and administrative expenses of $9,121,000, of which $8,802,000 is related to uncollected pre-petition rent and real estate taxes due from Marketing as of December 31, 2011. (See note 12 for additional information regarding the portion of our historical financial results that are attributable to Marketing. See note 3 for additional information regarding Marketing and the Master Lease.)

We estimate that Marketing made annual real estate tax payments to us and directly to municipalities for properties leased under the Master Lease aggregating approximately $13,000,000. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Real estate taxes that we pay (or accrued as of December 31, 2011) and are due from Marketing are included revenues from rental properties and in rental property expense. Revenues from rental properties and rental property expense included $4,126,000 for the year ended December 31, 2011, $575,000 for the year ended December 31, 2010, and $773,000 for the year ended December 31, 2009 for real estate taxes paid (or accrued) by us which were due from Marketing. Marketing also makes additional direct payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by us. Costs paid directly by Marketing under the terms of the Master Lease are not reflected in revenues from rental properties or rental property expense in our consolidated financial statements. We expect to continue to incur costs associated with the bankruptcy proceedings with Marketing and subsequent to Marketing’s bankruptcy filing, we anticipate paying directly other property operating expenses historically paid by Marketing under the terms of the Master Lease.

Revenues from rental properties included in continuing operations for the years ended December 31, 2011, 2010, and 2009 were $110,218,000, $88,059,000, and $84,043,000, respectively, of which $63,581,000, $60,210,000, and $60,040,000, respectively, were contractually due or received from Marketing under the Master Lease and $45,542,000, $26,444,000, and $22,074,000, respectively, were contractually due or received from other tenants. Revenues from rental properties and rental property expenses included $7,324,000 for the year ended December 31, 2011, $1,849,000 for the year ended December 31, 2010, and $2,236,000 for the year ended December 31, 2009 for real estate taxes paid by us which were reimbursable by tenants (which includes amounts related to the Master Lease discussed in the preceding paragraph). In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $1,095,000 for the year ended December 31, 2011, $1,405,000 for the year ended December 31, 2010 and $2,025,000 for the year ended December 31, 2009. (See footnote 3 for additional information related to Marketing and the Master Lease.)

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable is reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of December 31, 2011, the gross deferred rent receivable attributable to the Master Lease of $25,630,000 was fully reserved. As of December 31, 2010, the net carrying value of the deferred rent receivable attributable to the Master Lease was $21,221,000, which was comprised of a gross deferred rent receivable of $29,391,000, partially offset by a valuation reserve of $8,170,000. (See notes 3 and 4 for additional information related to Marketing and the Master Lease.)

The components of the $92,632,000 net investment in direct financing leases as of December 31, 2011, are minimum lease payments receivable of $214,701,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $134,060,000.

Future contractual minimum annual rentals receivable from our tenants other than Marketing, which have terms in excess of one year as of December 31, 2011, are as follows (in thousands)(See footnote 3 for additional information related to the Marketing and the Master Lease.):

YEAR ENDING DECEMBER 31,	OPERATING LEASES	DIRECT FINANCING LEASES	TOTAL(a)
2012	$34,450	$10,833	$45,283
2013	33,293	11,035	44,328
2014	32,390	11,286	43,676
2015	31,463	11,462	42,925
2016	31,436	11,339	42,775
Thereafter	240,301	158,064	398,365

(a)	Includes $31,346,000 of future minimum annual rentals receivable under subleases.

Excluded from the table above are future contractual minimum rentals receivable due from Marketing for which we do not expect to collect as follows: 2012 — $59,145,000, 2013 — $58,970,000, 2014 — $59,593,000, and 2015 — $56,042,000.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $8,009,000, $7,007,000, and $7,323,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2011, 2010, and 2009 was $13,325,000, $11,868,000, and $12,760,000, respectively.

We have obligations to lessors under non-cancelable operating leases which have terms (excluding renewal term options) in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over 11 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2012 — $8,140,000, 2013 — $6,710,000, 2014 — $5,548,000, 2015 — $4,301,000, 2016 — $3,125,000, and $6,572,000 thereafter.

3. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

As of December 31, 2011, 797, or 69% of our 1,149 properties were subject to the Master Lease. A substantial portion of our total revenues (55% for the year ended December 31, 2011), are derived from properties subject to the Master Lease. (See note 2 for additional information.) Substantially all of our tenants’ financial results depend on sale of refined petroleum products and rental income from their subtenants. Our tenants’ subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who operate our properties directly or sublet our properties to the operators. (See note 12 for additional information regarding the historical portion of our financial results that are attributable to the Master Lease.)

Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997. Marketing was acquired by a U.S. subsidiary of OAO LUKoil (“Lukoil”), one of the largest integrated Russian oil companies, in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease with Marketing. On February 28, 2011, Lukoil, transferred its ownership interest in Marketing to Cambridge Petroleum Holding Inc. (“Cambridge”). From August through December 2011, Marketing did not pay monthly fixed rent to us on the first of the month, as required by the terms of the Master Lease. Following each such nonpayment event, we delivered a default notice to Marketing, and, for the months of August and September 2011, Marketing cured its default by payment of the outstanding monthly fixed rent installment with applicable interest.

In August 2011, Marketing delivered a notice to us stating its intent to offset rent due under the Master Lease based upon allegations of nonperformance by us of certain environmental remediation obligations allegedly required to be performed by us pursuant to the terms of the Master Lease. We considered Marketing’s notice to be without merit and filed a lawsuit in New York State Supreme Court to stop Marketing from offsetting rent. At about the same time, we also issued a separate notice of default against Marketing for various violations of the Master Lease, including nonpayment of certain real estate taxes attributable to properties subject to the Master Lease.

In October 2011, the New York State Supreme Court ordered Marketing to pay $4,003,000 of October 2011 fixed rent to us and the balance ($888,000) into escrow, pending resolution of Marketing’s claims. Marketing complied with this court order and made the required payments. In November 2011, Marketing again withheld rent on the purported basis of its offset notice, and in mid-November 2011 the New York State Supreme Court again ordered Marketing to pay the majority of November 2011 rent to us and the balance into escrow. On appeal by Marketing, the New York State Appellate Division stayed the lower court order, but ordered Marketing to pay the entire amount of fixed rent for November 2011 ($4,901,000) into escrow by November 28, 2011. Marketing failed to comply with the terms of the Appellate Division order and pay the amount of November 2011 fixed rent into escrow on November 28, 2011. Consequently, we issued a notice to Marketing terminating the Master Lease which, pursuant to the terms of the Master Lease and such notice, terminated the Master Lease as of December 12, 2011. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”).

Based on information available to us as of the date of this Annual Report on Form 10-K, we estimate Marketing’s accrued obligations to us as of the date Marketing made its bankruptcy filing to be approximately $8,802,000. This aggregate amount consists primarily of unpaid fixed rent, real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered “pre-petition claims” and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect on any of these pre-petition claims and we have fully reserved the amount due from Marketing for such claims.

Shortly after filing for bankruptcy, Marketing filed an adversary complaint in the Bankruptcy Court against us, pursuant to which it sought to withhold post-petition rent on the basis of its continued assertion that we failed to perform certain environmental remediation obligations. On January 10, 2012, the Bankruptcy Court rejected Marketing’s offset claims and ordered Marketing to comply with all of its post-petition obligations under the Master Lease, including payment of fixed rent and real estate taxes (the “Order”). Under the Order, the Bankruptcy Court set a payment schedule wherein all post-petition amounts due to us, including rent for December 2011 and January 2012, would be paid by February 5, 2012. These post-petition amounts due to us, as landlord, under the Order are considered administrative claims which have priority over other creditors’ claims.

Following the issuance of the Order, Marketing disclosed its financial condition to us and to other constituents in the bankruptcy proceedings, which showed Marketing’s debilitated financial condition. It became evident that Marketing did not and would not have the funds available from operations and would not otherwise obtain financing needed to meet all of its post-petition financial obligations under the Order. In the first quarter of 2012, we began paying for the real estate taxes due on the properties subject to the Master Lease, and billing Marketing thereof. We expect that in the near term we will also be required to pay or accrue for, maintenance, repair, insurance, environmental and other operating expenses relating to the properties subject to the Master Lease.

As a result of payments Marketing has made under the Order, as of March 8, 2012, we have received a total of $10,848,000 in post-petition payments from Marketing. However, Marketing has failed to fully comply with the Order as it has not paid the full amount of rent, real estate taxes and other obligations due to us under the Master Lease for the post-petition periods.

Of the post-petition payments received to date, $5,743,000 has been applied to outstanding receivables accrued for income recognized in the post-petition period through December 31, 2011. Accordingly, only $5,105,000 of such payments received to date are available to be applied to Marketing’s contractual rent and real estate tax obligations to us of approximately $17,700,000 attributable to the first quarter of 2012. As is the case with respect to the approximately $8,802,000 of pre-petition claims, we do not expect to collect substantially all of the $12,595,000 unpaid amounts attributable to the first quarter of 2012 from Marketing. We anticipate that we will provide bad debt reserves for all outstanding receivables due from Marketing for the first quarter of 2012 and thereafter unless payment is made, which we deem doubtful.

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which is subject to the approval of the Bankruptcy Court (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of our properties. The Stipulation has been filed with the Bankruptcy Court with notice that a hearing will be held on April 2, 2012 to consider its approval by the Bankruptcy Court. No assurances can be given that the Stipulation will be approved by the Bankruptcy Court.

Pursuant to the terms of the Stipulation:

•

Through March 8, 2012, Marketing has paid $10,848,000 of approximately $19,000,000 of post-petition fixed rent due through March 2012; payment of $1,000,000 is due on or before April 1, 2012 plus any excess cash as of March 30, 2012. All unpaid amounts due from Marketing under the Master Lease for periods after filing of the bankruptcy become due and payable on April 30, 2012.

•

At any time before rejection of the Master Lease, we may take back individual or groups of properties subject to the Master Lease for the purpose of re-leasing, selling, licensing or otherwise disposing of them, on a free and clear basis, and in such case the rent under the Master Lease will be reduced based on an agreed-upon formula determined by the proceeds attributable to the relevant disposition(s).

•	The deadline for Marketing to assume or reject the Master Lease is April 30, 2012.

•

Upon rejection of the Master Lease, we will take possession of all properties subject to the Master Lease free and clear of all rights of Marketing, and free and clear of all tenancies and occupancies of subtenants (subject to whatever rights they may have, if any, under applicable law).

•

We will be entitled to at least an administrative claim for all fixed rent and other obligations to be performed by Marketing due under the Master Lease from December 5, 2011 until Marketing vacates the unitary Master Lease premises. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims to the amount of $10,500,000, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us).

•	If Marketing does not vacate the unitary Master Lease premises by April 30, 2012, we may have additional administrative claims for holdover occupancy by Marketing.

Based on a cash flow forecast prepared by Marketing and reviewed by the financial advisors to the Creditors Committee we do not anticipate we will receive amounts materially in excess of the $1,000,000 scheduled for payment on or before April 1, 2012.

In connection with the bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) alleging, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). This lawsuit may be pursued by an independent trustee for the benefit of the bankruptcy estate and its creditors even if Marketing is in liquidation. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our post-petition administrative claims, which have priority over other creditors’ claims, and it is also possible that we may recover a portion of our pre-petition claims against Marketing. The actual amount of any such claims that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts.

Our financial results are materially dependent on rental revenues derived from the 797 properties subject to the Master Lease. Marketing does not operate these properties itself, but instead subleases these properties to subtenants to whom Marketing sells gasoline, and such subtenants operate their gas stations, convenience stores, automotive repair services or other businesses at our properties.

As a result of the developments described above, we concluded that it is probable that we will not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the quarter ended December 31, 2011, we recorded a non-cash allowance for deferred rental revenue of $8,715,000 (in addition to the $11,043,000 allowance recorded during the quarter ended September 30, 2011) fully reserving for the deferred rent receivable relating to the Master Lease. This non-cash allowance reduced our net earnings for the three and twelve months ended December 31, 2011, but did not impact our cash flow from operating activities.

Under the Master Lease, Marketing is directly responsible to pay for all environmental liabilities discovered during the term of the lease and for certain environmental liabilities even after the termination of the Master Lease, including: (i) remediation of environmental contamination it causes and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the lease and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities”). In connection with our repositioning of the properties subject to the Master Lease, we anticipate that, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental liabilities that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third party responsible therefor.

Since we no longer believe that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we have accrued $47,874,000 as the aggregate Marketing Environmental Liabilities. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17,017,000 where the increased carrying value of the property exceeded its estimated fair value. The increases in carrying values of the properties will be depreciated over (i) the estimated remaining life of the underground storage tank if the increase in carrying value related to obligations to remove underground storage tanks, (ii) a ten year period if the increase in carrying value related to environmental remediation obligations or (iii) such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others.

In the fourth quarter of 2011, we accrued approximately $484,000 million in settlement of costs incurred by the current property owner in connection with removal of USTs and soil remediation at a property that was leased to and operated by Marketing. We believed that Marketing was responsible for such costs under the terms of the Master Lease and on that basis we tendered the matter to Marketing for defense and indemnification. Marketing denied its liability for such claims and its responsibility to defend and indemnify us. We were sued by the current property owner and filed third-party claims against Marketing for indemnification. The property owner’s claim for reimbursement of costs incurred and our claim for indemnification from Marketing were tried in court. The trial court issued its decision in August 2009 under which the Company and Marketing were held jointly and severally responsible to the current property owner for the costs incurred by the owner to remove USTs and remediate contamination at the site, but, as between the Company and Marketing, Marketing was held accountable for such costs under the indemnification provisions of the Master Lease. Marketing appealed this decision. In the first quarter of 2012, in view of Marketing’s bankruptcy and considering that the Company and Marketing shared joint and several responsibility for the liability at issue, we reached a settlement with the current property owner for approximately the amount of the current owner’s claim less the portion thereof which was paid by Marketing as a condition to not otherwise post a bond that would have been required as a condition to taking the appeal.

The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. We do not maintain pollution legal liability insurance to protect it from potential future claims related to known and unknown environmental liabilities.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) has the responsibility for the maintenance, repair, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing has failed to meet many of its obligations to undertake the Property Expenditures related to our properties. In addition to having to incur the costs of the Property Expenditures, Marketing did not pay any additional Property Expenditures for the period after termination of the Master Lease. Also, in the course of repositioning the properties, we expect to incur significant costs over a period of years for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting (“Capital Improvements”). We expect to continue to incur costs associated with both the bankruptcy proceedings with Marketing and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As of the date of this Annual Report on Form 10-K, we have not determined the total amounts of any such potential additional expenses. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends.

We believe the likely outcome of the repositioning process is to create multiple tenancies with respect to the portfolio that was leased to Marketing under the Master Lease. It is our long-term intention to enter into intermediate and long-term triple-net leases for groups of these properties with tenants who are actively engaged in the business of retail petroleum marketing. However, in the short-term it is possible that we might reposition groups of properties by: (a) entering into temporary short-term arrangements with the existing occupants of the properties or operators of groups of properties, allowing them to continue to use and occupy the properties premises as long as they continue to pay us appropriate compensation and abide by other appropriate covenants, (b) entering into fuel supply agreements with third party fuel suppliers, (c) entering into long-term leases with distributors engaged in the sale of gasoline and other motor products, (d) disposing of some properties by sale or (e) continuing an existing sub-lease on a direct basis between such former Marketing subtenant and us, whether on substantially the same terms that had previously been in place between such subtenant and Marketing or on modified terms. We intend to remove and reposition our properties from the Master Lease as promptly as practicable.

Following completion of the repositioning process, we expect the revenue realized from the properties that were subject to the Master Lease to be less than the contractual rent received under the Master Lease. In addition, we expect to incur Property Expenditures and Capital Expenditures during and after the repositioning process.

We are continuing our efforts to sell approximately 160 properties that have previously had their underground storage tanks removed and nine petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any such dispositions.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs, and operating expenses relating to these properties; if the litigation and bankruptcy proceedings with Marketing and the repositioning of the properties subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties required significant management attention that would otherwise be devoted to our ongoing business; if Marketing asserts additional claims against us, seeks a deferral or reduction in the rental payments or other obligations owed to us or seeks to liquidate its business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties subject to the Master Lease upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (See footnote 12 for additional information regarding the historical portion of our financial results that are attributable to Marketing.)

ASSET IMPAIRMENT

We perform an impairment analysis of the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. During the year ended December 31, 2011, we reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $20,226,000 (of which $18,676,000 was attributable to certain properties leased to Marketing and $1,550,000 was attributable to certain properties leased to other tenants) where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges related to the properties leased to Marketing were primarily attributable to significant increases in the carrying value for certain of the properties in conjunction with recording the Marketing Environmental Liabilities. In the fourth quarter of 2011, we accrued $47,874,000 as the aggregate Marketing Environmental Liabilities since we could no longer assume that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life. We increased the carrying value for each of the affected properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17,017,000 where the increased carrying value of the property exceeded its estimated fair value. The non-cash impairment charges recorded earlier in 2011 were attributable to reductions in real estate valuations and reductions in the assumed holding period used to test for impairment. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2011 and December 31, 2010, we had accrued $4,242,000 and $3,273,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the our Newark, New Jersey Terminal site and Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying us that it is one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third party complaints against approximately 300 additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

MTBE Litigation

During 2011, we were defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, $1,725,000 to settle two plaintiff classes covering 52 pending cases. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.

As of December 31, 2011 and December 31, 2010, we maintained a litigation reserve relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification, and the aggregate possible amount of damages for which we may be held liable.

DIVIDENDS

To qualify for taxation as a REIT, we, among other requirements, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 90% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. The procedure will only apply to distributions made after 2011 to the extent that we properly elect under applicable law to treat such distributions as made out of taxable income that arose in 2011. We cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement with respect to taxable income arising in 2012 and thereafter by making distributions payable in whole or in part in shares of our common stock. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amounts distributed, we may fail to qualify as a REIT; however, we may avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to issue a dividend payable in a combination of stock and cash, borrow money or sell assets to pay such a deficiency dividend.

4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT

We are a party to a $175,000,000 amended and restated senior unsecured revolving credit agreement entered into in March 2007 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2012. As of December 31, 2011, borrowings under the Credit Agreement were $147,700,000, bearing interest at a rate of 1.25% per annum. The Credit Agreement permitted borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.00% or 0.25% or a LIBOR rate plus a margin of 1.00%, 1.25% or 1.50%. The applicable margin was based on our leverage ratio at the end of the prior calendar quarter, as defined in the Credit Agreement.

Prior to the expiration of the Credit Agreement, on March 9, 2012, we entered into an agreement with the Bank Syndicate amending the interest rate and other significant terms of the Credit Agreement and extending the maturity date by one year to March 2013 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220,000,000 based on a percentage of loan outstanding to property value. The Amended Credit Agreement allocates $125,000,000 of the total Bank Syndicate commitment to a term loan and $50,000,000 of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Amended Credit Agreement, any proceeds from the issuance of debt will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Amended Credit Agreement, we are unable to access undrawn funds other than $4,000,000 drawn for closing costs related to the Amended Credit Agreement until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants, and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Amended Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Amended Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%.

The annual commitment fee on the unused Amended Credit Agreement is 0.40%. The Amended Credit Agreement contains restrictive terms and conditions, including restricting our use of proceeds from the issuance of debt or equity or the sale of properties, weekly financial reporting, financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Amended Credit Agreement contains events of default, including default under the Amended Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Amended Credit Agreement and prohibit us from drawing funds against the Amended Credit Agreement and could result in the acceleration of our indebtedness under the Amended Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Amended Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or as a result of acceleration of our indebtedness under the Amended Credit Agreement and Amended Term Loan Agreement.

We are a party to a $25,000,000 three-year term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”) which as of December 31, 2011 was scheduled to expire in September 2012. On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013 (the “Amended Term Loan Agreement”). As of December 31, 2011, borrowings under the Term Loan Agreement were $22,810,000 bearing interest at a rate of 3.50% per annum. The Term Loan Agreement and the Amended Term Loan Agreement provide for annual reductions of $780,000 in the principal balance with a balloon payment due at maturity. A balloon payment of $21,900,000 is due in March 2013 pursuant to the Amended Term Loan Agreement. The Amended Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Amended Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Amended Term Loan Agreement contains events of default, including default under the Amended Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Amended Term Loan Agreement and could result in the acceleration of our indebtedness under the Amended Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Amended Term Loan Agreement and Amended Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Amended Credit Agreement or as a result of acceleration of our indebtedness under the Amended Credit Agreement and Amended Term Loan Agreement.

The aggregate maturity of our outstanding debt as of December 31, 2011, as extended by the Amended Credit Agreement and the Amended Term Loan Agreement, is as follows: 2012 — $780,000, and 2013 — $169,730,000.

The fair value of the borrowings outstanding under the Credit Agreement was $145,500,000 as of December 31, 2011. The fair value of the borrowings outstanding under the Term Loan Agreement was $22,700,000 as of December 31, 2011. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy” with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3 inputs.”

We cannot predict how the recent developments related to Marketing and the repositioning of the portfolio to generate cash flow from the properties subject to the Master Lease will affect our financial performance or impact our access to capital and liquidity. It is possible that our business operations or liquidity may be further adversely affected, potentially giving rise to an event of default under the Amended Credit Agreement and the Amended Term Loan Agreement. Any such event of default, if not waived, could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Amended Credit Agreement and the Amended Term Loan Agreement. In order to continue to meet liquidity needs (including the repayment of the balance outstanding under the Amended Credit Agreement and the Amended Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance the Amended Credit Agreement and the Amended Term Loan Agreement or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Amended Credit Agreement and Amended Term Loan Agreement, or simply may not be available. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Amended Credit Agreement and the Amended Term Loan Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Amended Credit Agreement and the Amended Term Loan Agreement we will be able to further amend the Amended Credit Agreement and the Amended Term Loan Agreement or enter into new credit agreements on favorable terms, if at all. Management believes that subject to us maintaining compliance with the terms of the Amended Credit Agreement and the Amended Term Loan Agreement, our operating cash needs for the next twelve months can be met by cash flows from operations and available cash and cash equivalents. If we fail to comply with the terms of the Amended Credit Agreement and the Amended Term Loan Agreement, obtain additional sources of financing or refinance our existing debt, this could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

5. INTEREST RATE SWAP AGREEMENT

We were a party to a $45,000,000 LIBOR based interest rate swap which expired on June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, a portion of the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined, as of the Swap Agreement’s inception and throughout its term, that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings representing the hedge’s ineffectiveness. At December 31, 2010, our consolidated balance sheet included in accounts payable and accrued liabilities $1,153,000 for the fair value of the Swap Agreement which expired on June 30, 2011. For the years ended December 31, 2011, 2010 and 2009, we have recorded, in accumulated other comprehensive gain in our consolidated balance sheets, a gain of $1,153,000, $1,840,000 and $1,303,000, respectively, from the changes in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract.

The fair values of the Swap Agreement obligation were determined using (i) discounted cash flow analyses on the expected cash flows of the Swap Agreement, which were based on market data obtained from sources independent of us consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which were based on unobservable “Level 3” inputs. We classified its valuations of the Swap Agreement entirely within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments were not significant to the overall valuations of the Swap Agreement.

6. ENVIRONMENTAL OBLIGATIONS

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental expenses are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We do not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. In accordance with the leases with certain tenants, we have agreed to bring the leased properties with known environmental contamination to within applicable standards, and to either regulatory or contractual closure (“Closure”). Generally, upon achieving Closure at each individual property, our environmental liability under the lease for that property will be satisfied and future remediation obligations will be the responsibility of our tenant.

Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that the tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants, other than the $47,874,000 accrued in the fourth quarter of 2011 for the Marketing Environmental Liabilities based on the tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under various other agreements if we determine that it is probable that the counterparty will not meet its environmental obligations. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation costs on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable.

Of the 797 properties subject to the Master Lease as of December 31, 2011, we had agreed to pay all costs relating to, and to indemnify Marketing for, certain environmental liabilities at 160 retail properties that have not achieved Closure and are scheduled in the Master Lease, and provide limited indemnification to Marketing for certain pre-existing conditions at six of the terminals we own and lease to Marketing. In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47,874,000 as the aggregate Marketing Environmental Liabilities. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17,017,000 where the increased carrying value of the property exceeded its estimated fair value. The recognition of the Marketing Environmental Liabilities and the increase in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. The increases in carrying values of the properties will be depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of its estimates.

Environmental obligations are measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. The estimated environmental remediation cost and accretion expense included in environmental expenses included in continuing operations in our consolidated statements of operations aggregated $2,557,000, $2,740,000 and $3,856,000 for 2011, 2010 and 2009, respectively. In addition to estimated environmental remediation costs, environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

As of December 31, 2011,2010 and 2009, we had accrued $57,700,000, $10,908,000 and $12,645,000, respectively, as management’s best estimate of the fair value of reasonably estimable environmental remediation costs net of estimated recoveries and obligations to remove USTs. The environmental liabilities were subsequently accreted for the change in present value due to the passage of time and, accordingly, $899,000, $775,000 and $884,000 of net accretion expense was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, substantially all of which is included in environmental expenses.

We cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of its tenants, and could require substantial additional expenditures for future remediation.

In view of the uncertainties associated with environmental expenditures contingencies related to our tenants and other parties, however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation costs will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

7. INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2011, 2010 and 2009 of $267,000, $365,000 and $467,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statement purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Earnings and profits were $63,472,000, $50,563,000 and $47,349,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2011, 2010 and 2009 were: ordinary income of 98.3%, 97.5% and 100.0%, capital gain distributions of 1.7%, 0.4% and 0.0% and non-taxable distributions of 0.0%, 2.1% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 90% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. The procedure will only apply to distributions made after 2011 to the extent that we properly elect under applicable law to treat such distributions as made out of taxable income that arose in 2011. We cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement with respect to taxable income arising in 2012 and thereafter by making distributions payable in whole or in part in shares of our common stock. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2008, 2009 and 2010, and tax returns which will be filed for the year ended 2011 remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2011 or 2010. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

8. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except per share amounts):

	COMMON STOCK		PAID-IN	DIVIDEND PAID IN EXCESS	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
BALANCE, DECEMBER 31, 2008	24,766	$248	$259,069	$(49,124)	$(4,296)	$205,897
Net earnings				47,049		47,049
Dividends — $1.87 per share				(46,970)		(46,970)
Stock-based compensation			390			390
Stock options exercised
Net unrealized loss on interest rate swap					1,303	1,303

BALANCE, DECEMBER 31, 2009	24,766	248	259,459	(49,045)	(2,993)	207,669
Net earnings				51,700		51,700
Dividends — $1.91 per share				(54,959)		(54,959)
Stock-based compensation	1		480			480
Stock options exercised	2					—
Proceeds from issuance of common stock	5,175	51	108,154			108,205
Net unrealized gain on interest rate swap					1,840	1,840

BALANCE, DECEMBER 31, 2010	29,944	299	368,093	(52,304)	(1,153)	314,935
Net earnings				12,456		12,456
Dividends — $1.46 per share				(49,004)		(49,004)
Stock-based compensation			643			643
Stock options exercised						—
Proceeds from issuance of common stock	3,450	35	91,951			91,986
Net unrealized gain on interest rate swap					1,153	1,153

BALANCE, DECEMBER 31, 2011	33,394	$334	$460,687	$(88,852)	$—	$372,169

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2011, 2010 and 2009.

In the first quarter of 2011, we completed a public stock offering of 3,450,000 shares of our common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,986,000 net proceeds from the issuance of common stock (after related transaction costs of $267,000) was used to repay a portion of the outstanding balance under our Credit Agreement and the remainder was used for general corporate purposes.

During the second quarter of 2010, we completed a public stock offering of 5,175,000 shares of our common stock. The $108,205,000 net proceeds from the issuance of common stock (after related transaction costs of $522,000) was used in part to repay a portion of the outstanding balance under the Credit Agreement and the remainder was used for general corporate purposes.

9. EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provides for the grant of restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. The 2004 Plan authorizes us to grant awards with respect to an aggregate of 1,000,000 shares of common stock through 2014. The aggregate maximum number of shares of common stock that may be subject to awards granted under the 2004 Plan during any calendar year is 80,000.

We awarded to employees and directors 47,625, 37,600 and, 23,600 restricted stock units (“RSUs”) and dividend equivalents in 2011, 2010 and 2009, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors and RSUs granted in 2009 and thereafter upon the earlier of 10 (ten) years after grant or termination. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2011, 2010 and 2009, dividend equivalents aggregating approximately $249,000, $228,000 and $162,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to the restricted stock units outstanding:

	NUMBER OF RSUs OUTSTANDING	FAIR VALUE
		AMOUNT	AVERAGE PER RSU
RSUs OUTSTANDING AT DECEMBER, 2008	62,000
Granted	23,600	$393,000	$16.64

RSUs OUTSTANDING AT DECEMBER 31, 2009	85,600
Granted	37,600	$864,000	$22.97

RSUs OUTSTANDING AT DECEMBER 31, 2010	123,200
Granted	47,625	$1,043,000	$21.90

RSUs OUTSTANDING AT DECEMBER 31, 2011	170,825

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2011, 2010 and 2009 was $638,000, $466,000 and $382,000, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2011, there was $1,784,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan which cost is expected to be recognized over a weighted average period of approximately 2.6 years. The aggregate intrinsic value of the 170,825 outstanding RSUs and the 66,800 vested RSUs as of December 31, 2011 was $2,383,000 and $932,000, respectively.

The following is a schedule of the vesting activity relating to the restricted stock units outstanding:

	NUMBER OF RSUs VESTED	FAIR VALUE
RSUs VESTED AT DECEMBER 31, 2008	17,400
Vested	12,400	$335,000

RSUs VESTED AT DECEMBER 31, 2009	29,800
Vested	15,600	$379,000

RSUs VESTED AT DECEMBER 31, 2010	45,400
Vested	21,400	$505,000

RSUs VESTED AT DECEMBER 31, 2011	66,800

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $324,000, $220,000 and $159,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. During the year ended December 31, 2010, 5,250 options were exercised with an intrinsic value of $76,000. As of December 31, 2011, there were 7,000 and 5,000 options outstanding which were exercisable at prices of $18.30 and $27.68 with a remaining contractual life of one and six years, respectively. As of December 31, 2011, the 12,000 options outstanding had no intrinsic value.

10. QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2011(a)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$24,964	$27,065	$27,273	$30,916	$110,218
Earnings (loss) from continuing operations	11,280	15,194	4,945	(19,809)	11,610
Net earnings (loss)	11,386	15,202	5,350	(19,482)	12,456
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	.34	.45	.15	(.59)	.34
Net earnings (loss)	.35	.45	.16	(.58)	.37

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2010	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$22,364	$21,677	$21,936	$22,082	$88,059
Earnings from continuing operations	11,487	12,560	13,521	12,403	49,971
Net earnings	11,905	13,959	13,351	12,485	51,700
Diluted earnings per common share:
Earnings from continuing operations	.46	.46	.45	.41	1.78
Net earnings	.48	.51	.44	.42	1.84

(a)	Includes for the respective periods the effect of:

-

The January 13, 2011 acquisition of gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. for $111,621,000 and the March 31, 2011 acquisition of gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC for $87,047,000. (See footnote 11 for additional information.)

-

Allowances for deferred rent receivables of $8,715,000 and $11,043,000, related to Marketing, which were recorded in the quarters ended September 30, 2011 and December 31, 2011, respectively. (See footnotes 2 and 3 for additional information.)

-	An accounts receivable reserve of $8,802,000, related to Marketing, recorded in the quarter ended December 31, 2011. (See footnotes 2 and 3 for additional information.)

-	Impairment charges of $20,200,000 recorded for the year ended December 31, 2011, of which $17,131,840 was recorded in the quarter ended December 31, 2011. (See footnote 3 for additional information.)

11. PROPERTY ACQUISITIONS

CPD NY SALE/LEASEBACK

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111,621,000 including acquisition costs, which was financed entirely with borrowings under our Credit Agreement.

The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by us under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).

We accounted for this transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, we allocated $60,610,000 of the purchase price to land, net above-market and below-market leases related to leasehold interests as lessee of $953,000 which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $2,516,000 which is accounted for as a deferred liability, $38,752,000 allocated to direct financing leases and capital lease assets, and $18,400,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, we also recorded capital lease obligations aggregating $5,768,000. We also incurred transaction costs of $1,190,000 directly related to the acquisition which a included in general and administrative expenses on the consolidated statement of operations. The future contractual minimum annual rent receivable from CPD NY on a calendar year basis is as follows: 2012 — $8,826,000, 2013 — $8,826,000, 2014 — $9,090,000, 2015 — $9,090,000, 2016 — $9,090,000, 2017 — $9,363,000 and $77,791,000 thereafter.

The selected financial data of CPD NY as of December 31, 2011 and for the year then ended, which has been prepared by CPD NY’s management, is provided below:

(in thousands)
Operating Data (for the period ended December 31, 2011)(a):
Total revenue	$360,867
Gross profit	17,119
Net income	6,232
Balance Sheet Data (at December 31, 2011):
Current assets	6,166
Noncurrent assets	20,138
Current liabilities	1,039
Noncurrent liabilities	19,033

(a)	Operating data from its inception on January 13, 2011 through December 31, 2011.

NOURIA SALE/LEASEBACK

On March 31, 2011, we acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. Our total investment in the transaction was $87,047,000 including acquisition costs, which was financed entirely with borrowings under our Credit Agreement.

The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all amounts pertaining to the properties subject to the Nouria Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

We accounted for this transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, we allocated $37,875,000 of the purchase price to land, net above-market and below-market leases relating to leasehold interests as lessee of $3,895,000, which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $3,768,000, which is accounted for as a deferred liability, $37,315,000 allocated to direct financing leases and capital lease assets and $12,000,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, we also recorded capital lease obligations aggregating $1,114,000. We also incurred transaction costs of $844,000 directly related to the acquisition which is included in general and administrative expenses on the consolidated statement of operations. The future contractual minimum annual rent receivable from Nouria on a calendar year basis is as follows: 2012 — $8,675,000, 2013 — $8,812,000, 2014 — $8,952,000, 2015 — $9,095,000, 2016 — $9,240,000, 2017 — $9,388,000 and $121,655,000 thereafter.

In 2010, we purchased three properties for a total purchase price of $3,567,000.

In addition to the acquisition of 36 properties from White Oak Petroleum LLC (“White Oak”), described in more detail below, in 2009, we also exercised our fixed purchase price option for one property and purchased three properties for a total purchase price of $6,264,000.

WHITE OAK SALE/LEASEBACK

On September 25, 2009, we acquired the real estate assets of 36 gasoline station and convenience store properties located primarily in Prince George’s County, Maryland for $49,000,000 in a sale/leaseback transaction with White Oak. We financed this transaction with $24,500,000 of borrowings under our Credit Agreement and $24,500,000 of indebtedness under the Term Loan Agreement entered into on that date.

The real estate assets were acquired in a simultaneous transaction among ExxonMobil, White Oak and us, whereby White Oak acquired the properties and related businesses from ExxonMobil and simultaneously completed a sale/leaseback of the real estate of all 36 properties with us. The unitary triple-net lease for the properties between White Oak and us has an initial term of 20 years and provides White Oak with options for three renewal terms of ten years each extending to 2059. The unitary triple-net lease provides for annual rent escalations.

The purchase price has been allocated among the assets acquired based on the estimates of fair value. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $29,929,000 of the purchase price to land, which is accounted for as an operating lease, and $19,071,000 to buildings and equipment, which is accounted for as a direct financing lease.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Year Ended December 31,
(in thousands)	2011	2010
Revenues	$113,022	$109,535

Net earnings	$14,647	$69,422

Basic and diluted net earnings per common share	$.44	$2.48

12. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of December 31, 2011 and 2010 and for the three year period ended December 31, 2011 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that are realized from the leasing operations of properties subject to the Master Lease with Marketing (which represents approximately 69% of our properties as of December 31, 2011) and from properties leased to other tenants. The condensed combining financial information set forth below presents our results of operations, net assets and cash flows, related to Marketing, our other tenants and our corporate functions necessary to arrive at the information for us on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Master Lease and other tenant leases are not segregated in legal entities. However, we generally maintain our books and records in site specific detail and have classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or to our other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by us using certain assumptions, judgments and allocations. Each of our properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of December 31, 2011 or the property’s use immediately prior to its disposition or third-party lease expiration. Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2009 through December 31, 2011.

The heading “Corporate” in the statements below includes assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes which were not incurred on behalf of our leasing operations and are not reasonably allocable to Marketing or other tenants. With respect to general and administrative expenses, we have attributed those expenses clearly applicable to Marketing and other tenants. We considered various methods of allocating to Marketing and other tenants amounts included under the heading “Corporate” and determined that none of the methods resulted in a reasonable allocation of such amounts or an allocation of such amounts that more clearly summarizes the net contribution to our financial results realized from the leasing operations of properties leased to Marketing and of properties leased to other tenants. Moreover, we determined that each of the allocation methods we considered resulted in a presentation of these amounts that would make it more difficult to understand the clearly identifiable results from our leasing operations attributable to Marketing and other tenants. We believe that the segregated presentation of assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes provides the most meaningful presentation of these amounts since changes in these amounts are not fully correlated to changes in our leasing activities.

While we believe these assumptions, judgments and allocations are reasonable, the condensed combining financial information is not intended to reflect what the net results would have been had assets, liabilities, lease agreements and other operations attributable to Marketing or our other tenants had been conducted through stand-alone entities during any of the periods presented.

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$62,118	$48,100	$—	$110,218
Interest on notes and mortgages receivable	—	2,489	169	2,658

Total revenues	62,118	50,589	169	112,876

Operating expenses:
Rental property expenses	(8,777)	(7,305)	(641)	(16,723)
Impairment charges	(18,676)	(1,300)	—	(19,976)
Environmental expenses, net	(5,706)	(122)	—	(5,828)
General and administrative expenses	(10,419)	(1,783)	(11,383)	(23,585)
Allowance for deferred rent receivable	(19,758)	—	—	(19,758)
Depreciation and amortization expense	(5,010)	(5,231)	(46)	(10,287)

Total operating expenses	(68,346)	(15,741)	(12,070)	(96,157)

Operating income (loss)	(6,228)	34,848	(11,901)	16,719
Other income, net	641	(621)	(4)	16
Interest expense	—	—	(5,125)	(5,125)

Earnings (loss) from continuing operations	(5,587)	34,227	(17,030)	11,610
Discontinued operations:
Loss from operating activities	81	(183)	—	(102)
Gains on dispositions of real estate	—	948	—	948

Earnings from discontinued operations	81	765	—	846

Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$58,578	$29,481	$—	$88,059
Interest on notes and mortgages receivable	—	—	133	133

Total revenues	58,578	29,481	133	88,192

Operating expenses:
Rental property expenses	(7,012)	(2,580)	(478)	(10,070)
Environmental expenses, net	(5,302)	(127)	—	(5,429)
General and administrative expenses	(146)	(135)	(7,897)	(8,178)
Depreciation and amortization expense	(4,201)	(5,412)	(37)	(9,650)

Total operating expenses	(16,661)	(8,254)	(8,412)	(33,327)

Operating income (loss)	41,917	21,227	(8,279)	54,865
Other income, net	(172)	172	156	156
Interest expense	—	—	(5,050)	(5,050)

Earnings (loss) from continuing operations	41,745	21,399	(13,173)	49,971
Discontinued operations:
Loss from operating activities	(82)	106	—	24
Gains on dispositions of real estate	1,857	(152)	—	1,705

Earnings from discontinued operations	1,775	(46)	—	1,729

Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$60,607	$23,436	$—	$84,043
Interest on notes and mortgages receivable	—	—	127	127

Total revenues	60,607	23,436	127	84,170

Operating expenses:
Rental property expenses	(6,925)	(3,168)	(560)	(10,653)
Impairment Charges	(1,135)	—	—	(1,135)
Environmental expenses, net	(8,544)	(201)	—	(8,745)
General and administrative expenses	(280)	(231)	(6,338)	(6,849)
Depreciation and amortization expense	(5,523)	(5,084)	(71)	(10,678)

Total operating expenses	(22,407)	(8,684)	(6,969)	(38,060)

Operating income (loss)	38,200	14,752	(6,842)	46,110
Other income (expense), net	153	(50)	317	420
Interest expense	—	—	(5,091)	(5,091)

Earnings (loss) from continuing operations	38,353	14,702	(11,616)	41,439
Discontinued operations:
Earnings (loss) from operating activities	(47)	293	—	246
Gains on dispositions of real estate	4,591	773	—	5,364

Earnings from discontinued operations	4,544	1,066	—	5,610

Net earnings (loss)	$42,897	$15,768	$(11,616)	$47,049

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,076	$214,397	$—	$345,473
Buildings and improvements	170,553	99,479	349	270,381

	301,629	313,876	349	615,854
Less — accumulated depreciation and amortization	(107,480)	(29,446)	(191)	(137,117)

Real estate, net	194,149	284,430	158	478,737
Net investment in direct financing leases	—	92,632	—	92,632
Deferred rent receivable, net	—	8,080	—	8,080
Cash and cash equivalents	—	—	7,698	7,698
Other receivables, net	—	43	1,046	1,089
Notes, mortgages and accounts receivable, net	5,743	28,262	2,078	36,083
Prepaid expenses and other assets	—	7,568	3,202	10,770

Total assets	199,892	421,015	14,182	635,089

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	22,810	22,810
Environmental remediation costs	57,368	332	—	57,700
Dividends payable	—	—	—	—
Accounts payable and accrued liabilities	4,002	19,564	11,144	34,710

Total liabilities	61,370	19,896	181,654	262,920

Net assets (liabilities)	$138,522	$401,119	$(167,472)	$372,169

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$137,151	$116,262	$—	$253,413
Buildings and improvements	152,570	98,233	371	251,174

	289,721	214,495	371	504,587
Less — accumulated depreciation and amortization	(118,784)	(25,241)	(192)	(144,217)

Real estate, net	170,937	189,254	179	360,370
Net investment in direct financing leases	—	20,540	—	20,540
Deferred rent receivable, net	21,221	6,164	—	27,385
Cash and cash equivalents	—	—	6,122	6,122
Other receivables, net	—	271	296	567
Mortgages and accounts receivable, net	13	238	1,274	1,525
Prepaid expenses and other assets	—	3,444	3,225	6,669

Total assets	192,171	219,911	11,096	423,178

LIABILITIES:
Borrowings under credit line	—	—	41,300	41,300
Term loan	—	—	23,590	23,590
Environmental remediation costs	9,967	941	—	10,908
Dividends payable	—	—	14,432	14,432
Accounts payable and accrued liabilities	962	6,953	10,098	18,013

Total liabilities	10,929	7,894	89,420	108,243

Net assets (liabilities)	$181,242	$212,017	$(78,324)	$314,935

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	5,024	5,266	46	10,336
Impairment charges	18,676	1,550	—	20,226
Gains on dispositions of real estate	(641)	(327)	—	(968)
Deferred rent receivable, net of allowance	1,463	(1,916)	—	(453)
Allowance for deferred rent and accounts receivable	28,879	—	—	28,879
Amortization of above-market and below-market leases	—	(685)	—	(685)
Accretion expense	879	20	—	899
Stock-based employee compensation expense	—	—	643	643
Changes in assets and liabilities:
Other receivables, net	—	228	—	228
Net investment in direct financing leases	—	505	—	505
Accounts receivable, net	(14,851)	(39)	—	(14,890)
Prepaid expenses and other assets	—	(68)	198	130
Environmental remediation costs	(1,304)	(677)	—	(1,981)
Accounts payable and accrued liabilities	3,040	662	2,203	5,905

Net cash flow provided by (used in) operating activities	35,659	39,511	(13,940)	61,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(167,471)	(24)	(167,495)
Proceeds from dispositions of real estate	1,604	1,781	—	3,385
Decrease in cash held for property acquisitions	—	—	(750)	(750)
Issuance of notes and mortgages receivable	—	(30,400)	(1,068)	(31,468)
Collection of notes and mortgages receivable	—	2,415	264	2,679

Net cash flow provided by (used in) investing activities	1,604	(193,675)	(1,578)	(193,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	247,253	247,253
Repayments under credit agreement			(140,853)	(140,853)
Repayments under term loan agreement	—	—	(780)	(780)
Cash dividends paid	—	—	(63,436)	(63,436)
Payments of loan origination costs			(175)	(175)
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation- Corporate	(37,263)	153,882	(116,619)	—

Net cash flow (used in) provided by financing activities	(37,263)	153.882	17,376	133,995

Net increase in cash and cash equivalents	—	—	1,576	1,576
Cash and cash equivalents at beginning of year	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$7,698	$7,698

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	4,229	5,472	37	9,738
Impairment charges	—	—	—	—
Gains on dispositions of real estate	(1,685)	(20)	—	(1,705)
Deferred rent receivable	1,580	(1,484)	—	96
Allowance for accounts receivable	—	229	—	229
Amortization of above-market and below-market leases	—	(1,260)	—	(1,260)
Accretion expense	758	17	—	775
Stock-based employee compensation expense	—	—	480	480
Changes in assets and liabilities:
Other receivables, net	—	408	—	408
Net investment in direct financing leases	—	(323)	—	(323)
Accounts receivable, net	(15)	(174)	—	(189)
Prepaid expenses and other assets	—	59	(542)	(483)
Environmental remediation costs	(3,062)	550	—	(2,512)
Accounts payable and accrued liabilities	42	(273)	200	(31)

Net cash flow provided by (used in) operating activities	45,367	24,554	(12,998)	56,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,629)	(96)	(4,725)
Proceeds from dispositions of real estate	2,623	235	—	2,858
Decrease in cash held for property acquisitions	—	—	2,665	2,665
Collection of mortgages receivable, net	—	—	158	158

Net cash flow provided by (used in) investing activities	2,623	(4,394)	2,727	956

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit agreement			163,500	163,500
Repayments under credit agreement	—	—	(273,400)	(273,400)
Repayments under term loan agreement	—	—	(780)	(780)
Cash dividends paid	—	—	(52,332)	(52,332)
Net proceeds from issuance of common stock	—	—	108,205	108,205
Cash consolidation- Corporate	(47,990)	(20,160)	68,150	—

Net cash flow (used in) provided by financing activities	(47,990)	(20,160)	13,343	(54,807)

Net increase in cash and cash equivalents	—	—	3,072	3,072
Cash and cash equivalents at beginning of year	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$6,122	$6,122

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2009 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$42,897	$15,768	$(11,616)	$47,049
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	5,605	5,351	71	11,027
Impairment charges	1,135	—	—	1,135
Gains on dispositions of real estate	(4,744)	(723)	—	(5,467)
Deferred rent receivable	99	(862)	—	(763)
Allowance for accounts receivable	—	120	—	120
Amortization of above-market and below-market leases	—	(1,217)	—	(1,217)
Accretion expense	864	20	—	884
Stock-based employee compensation expense	—	—	390	390
Changes in assets and liabilities:
Other receivables, net	—	(669)	—	(669)
Net investment in direct financing leases	—	(85)	—	(85)
Accounts receivable, net	9	(184)	—	(175)
Prepaid expenses and other assets	—	(47)	386	339
Environmental remediation costs	(1,734)	58	—	(1,676)
Accounts payable and accrued liabilities	(232)	305	1,567	1,640

Net cash flow provided by (used in) operating activities	43,899	17,835	(9,202)	52,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(483)	(54,785)	(49)	(55,317)
Proceeds from dispositions of real estate	5,701	1,238	—	6,939
Increase in cash held for property acquisitions	—	—	(1,623)	(1,623)
Issuance of notes and mortgages receivable	—	—	(300)	(300)
Collection of mortgages receivable	—	—	155	155

Net cash flow provided by (used in) investing activities	5,218	(53,547)	(1,817)	(50,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	79,000	79,000
Repayments under credit agreement	—	—	(58,050)	(58,050)
Borrowings under term loan agreement	—	—	24,500	24,500
Repayments under credit agreement	—	—	(130)	(130)
Cash dividends paid	—	—	(46,834)	(46,834)
Cash consolidation — Corporate	(49,117)	35,712	13,405	—

Net cash flow (used in) provided by financing activities	(49,117)	35,712	11,891	(1,514)

Net increase in cash and cash equivalents	—	—	872	872
Cash and cash equivalents at beginning of year	—	—	2,178	2,178

Cash and cash equivalents at end of year	$—	$—	$3,050	$3,050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 15, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished pursuant to the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Credit Agreement /Amended Credit Agreement

We were a party to a $175.0 million amended and restated senior unsecured revolving credit agreement (the “Credit Agreement”) entered into in March 2007 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which was scheduled to expire in March 2012. On March 9, 2012, the Company entered into an agreement with the Bank Syndicate amending the interest rate and other significant terms of the Credit Agreement and extending the maturity date by one year to March 2013 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of the Company’s properties with an aggregate value of not less than $220.0 million based on a percentage of loan outstanding to property value. The Amended Credit Agreement allocates $125.0 million of the total Bank Syndicate commitment to a term loan and $50.0 million of the total Bank Syndicate commitment to a revolving facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details about the Amended Credit Agreement.

The foregoing description of the Amended Credit Agreement, does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amended and Credit Agreement which will be filed as a exhibit to the Company’s next Periodic Report of Form 10-Q.

Term Loan Agreement /Amended Term Loan Agreement

We are a party to a $25,000,000 three-year term loan agreement with TD Bank (the “Term Loan”) which as of December 31, 2011 was scheduled to expire in September 2012. On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan and extending the maturity date by approximately six months to March 2013 (the “Amended Term Loan Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details about the Amended Term Loan Agreement. The foregoing description of the Amended Term Loan Agreement, does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amended Term Loan Agreement which will be filed as a exhibit to the Company’s next Periodic Report of Form 10-Q.

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

NAME	AGE	POSITION	OFFICER SINCE
David B. Driscoll	57	President, Chief Executive Officer and Director	2010
Leo Liebowitz	84	Director and Chairman of the Board	1971
Joshua Dicker	51	Vice President, General Counsel and Secretary	2008
Kevin C. Shea	52	Executive Vice President	2001
Thomas J. Stirnweis	53	Vice President, Treasurer and Chief Financial Officer	2001

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no such relationships or transactions to report for the year ended December 31, 2011.

Information with respect to director independence is incorporated herein by reference to information under the heading “Directors’ Meetings, Committees and Executive Officers - Independence of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated herein by reference to information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data”.

(a) (2) Financial Statement Schedules

GETTY REALTY CORP.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Item 15(a)(2)

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 109 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2012 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2012

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2011, 2010, and 2009

(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
December 31, 2011:
Allowance for deferred rent receivable	$8,170	$17,460	$—	$25,630
Allowance for mortgages and accounts receivable	$361	$9,121	$2	$9,480
Allowance for deposits held in escrow	$377	$—	$—	$377
December 31, 2010:
Allowance for deferred rent receivable	$9,389	$—	$1,219	$8,170
Allowance for mortgages and accounts receivable	$135	$226	$—	$361
Allowance for deposits held in escrow	$377	$—	$—	$377
December 31, 2009:
Allowance for deferred rent receivable	$10,029	$—	$640	$9,389
Allowance for mortgages and accounts receivable	$100	$120	$85	$135
Allowance for deposits held in escrow	$377	$—	$—	$377

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2011

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2011	2010	2009
Investment in real estate:
Balance at beginning of year	$504,587	$503,874	$473,567
Acquisitions and capital expenditures	151,090	3,664	36,246
Impairment	(35,246)	—	(1,135)
Sales and condemnations	(3,219)	(1,819)	(3,298)
Lease expirations	(1,358)	(1,132)	(1,506)

Balance at end of year	$615,854	$504,587	$503,874

Accumulated depreciation and amortization:
Balance at beginning of year	$144,217	$136,669	$129,322
Depreciation and amortization expense	10,080	9,346	10,679
Impairment	(15,020)	—	—
Sales and condemnations	(802)	(666)	(1,826)
Lease expirations	(1,358)	(1,132)	(1,506)

Balance at end of year	$137,117	$144,217	$136,669

We are not aware of any material liens or encumbrances on any of our properties as of December 31, 2011.

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
BROOKLYN, NY	$282	$403	$176	$509	$685	$390	1967
JAMAICA, NY	12	317	12	317	329	252	1970
REGO PARK, NY	34	588	23	599	622	275	1974
BRONX, NY	60	377	61	376	437	319	1965
CORONA, NY	114	322	113	323	436	260	1965
OCEANSIDE, NY	40	612	40	612	652	151	1970
BRENTWOOD, NY	253	104	125	232	357	212	1968
BAY SHORE, NY	48	320	—	368	368	338	1969
EAST ISLIP, NY	89	401	87	403	490	58	1972
WHITE PLAINS, NY	—	570	303	267	570	143	1972
PELHAM MANOR, NY	127	134	76	186	262	138	1972
BRONX, NY	—	316	—	316	316	294	1972
ELMSFORD, NY	—	285	—	285	285	94	1971
MAMARONECK, NY	—	253	—	253	253	46	1971
BROOKLYN, NY	—	408	—	408	408	367	1970
POUGHKEEPSIE, NY	33	210	36	207	243	165	1971
WAPPINGERS FALLS, NY	114	187	112	189	301	160	1971
STONY POINT, NY	59	203	56	207	263	207	1971
LAGRANGEVILLE, NY	129	131	65	195	260	166	1972
BRONX, NY	128	263	101	291	392	229	1972
STATEN ISLAND, NY	41	278	26	292	318	239	1973
BRONX, NY	141	166	87	221	308	195	1972
NEW YORK, NY	126	198	78	245	323	216	1972
BROOKLYN, NY	100	297	67	330	397	271	1972
BROOKLYN, NY	136	115	100	151	251	117	1972
BROOKLYN, NY	148	432	104	476	580	259	1972
STATEN ISLAND, NY	101	393	76	419	495	345	1972
BRONX, NY	544	964	474	1,034	1,508	765	1970
BRONX, NY	90	208	40	258	298	219	1976
BRONX, NY	45	220	10	255	265	222	1976
BRONX, NY	128	337	84	382	466	316	1972
BRONX, NY	130	211	90	251	341	224	1972
BRONX, NY	118	313	73	358	431	319	1972
BRONX, NY	70	364	30	404	434	320	1972
BRONX, NY	78	472	66	484	550	421	1972
BRONX, NY	69	323	34	358	392	305	1972
YONKERS, NY	291	194	216	269	485	242	1972
SLEEPY HOLLOW, NY	281	232	130	383	513	253	1969
BREWSTER, NY	118	120	72	165	237	123	1972
FLUSHING, NY	118	302	78	342	420	279	1973
STATEN ISLAND, NY	174	156	113	217	330	189	1976
BRIARCLIFF MANOR, NY	652	510	502	661	1,163	258	1976
BRONX, NY	89	218	63	243	306	219	1976
NEW YORK, NY	106	127	79	154	233	130	1976
NEW YORK, NY	146	428	43	531	574	452	1976
GLENDALE, NY	124	330	86	368	454	304	1976
OZONE PARK, NY	57	374	45	386	431	322	1976
LONG ISLAND CITY, NY	107	194	73	227	300	186	1976
RIDGE, NY	277	108	200	185	385	144	1977
NEW CITY, NY	181	131	109	203	312	173	1978
W. HAVERSTRAW, NY	194	68	140	123	263	92	1978
BROOKLYN, NY	75	272	45	302	347	248	1978
RONKONKOMA, NY	76	208	46	239	285	238	1978
STONY BROOK, NY	176	76	105	147	252	116	1978

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
MILLER PLACE, NY	110	132	66	176	242	147	1978
LAKE RONKONKOMA, NY	87	157	51	193	244	192	1978
E. PATCHOGUE, NY	57	215	34	238	272	233	1978
AMITYVILLE, NY	70	178	42	206	248	168	1978
BETHPAGE, NY	211	75	126	160	286	124	1978
BALDWIN, NY	102	269	62	309	371	131	1978
ELMONT, NY	389	143	231	301	532	250	1978
NORTH BABYLON, NY	92	148	59	181	240	150	1978
CENTRAL ISLIP, NY	103	165	61	207	268	193	1978
STATEN ISLAND, NY	—	244	—	244	244	223	1981
BROOKLYN, NY	116	253	75	295	370	270	1980
LONG ISLAND CITY, NY	191	412	117	487	604	396	1981
BAY SHORE, NY	156	147	86	217	303	194	1981
CROMWELL, CT	70	183	24	229	253	229	1982
EAST HARTFORD, CT	208	117	84	241	325	185	1982
FRANKLIN, CT	51	199	20	230	250	199	1982
MANCHESTER, CT	66	184	65	185	250	158	1982
MERIDEN, CT	208	72	84	196	280	164	1982
NEW MILFORD, CT	114	121	—	235	235	235	1982
NORWALK, CT	257	157	104	310	414	282	1982
SOUTHINGTON, CT	116	223	71	268	339	204	1982
TERRYVILLE, CT	182	128	74	236	310	207	1982
TOLLAND, CT	108	133	44	197	241	164	1982
WEST HAVEN, CT	185	80	74	191	265	160	1982
GRANBY, MA	59	435	24	469	493	242	1982
PITTSFIELD, MA	123	152	50	225	275	192	1982
SOUTH HADLEY, MA	232	84	90	227	317	195	1982
SPRINGFIELD, MA	139	261	50	350	400	287	1983
SPRINGFIELD, MA	—	261	—	261	261	214	1984
WESTFIELD, MA	123	143	50	217	267	169	1982
OSSINING, NY	141	147	98	190	288	148	1982
FREEHOLD, NJ	494	111	403	202	605	105	1978
NORTH PLAINFIELD, NJ	227	349	175	401	576	291	1978
SOUTH AMBOY, NJ	300	519	179	640	819	218	1978
GLEN HEAD, NY	234	229	103	360	463	325	1982
NEW ROCHELLE, NY	189	64	104	149	253	120	1982
ELMONT, NY	108	128	64	172	236	109	1982
NORTH BRANFORD, CT	130	219	83	266	349	72	1982
MERIDEN, CT	126	133	72	187	259	161	1982
FRANKLIN SQUARE, NY	153	164	137	179	316	108	1978
BROOKLYN, NY	277	398	168	506	674	416	1978
NEW HAVEN, CT	1,413	79	898	594	1,492	344	1985
BRISTOL, CT	360	—	—	360	360	258	2004
BRISTOL, CT	1,594	—	1,036	558	1,594	160	2004
BRISTOL, CT	254	—	150	104	254	30	2004
BRISTOL, CT	365	—	237	128	365	37	2004
COBALT, CT	396	—	—	396	396	284	2004
DURHAM, CT	994	—	—	994	994	712	2004
ELLINGTON, CT	1,295	—	842	453	1,295	130	2004
ENFIELD, CT	260	—	—	260	260	219	2004
FARMINGTON, CT	466	—	303	163	466	47	2004
HARTFORD, CT	665	—	432	233	665	67	2004
HARTFORD, CT	571	—	371	200	571	57	2004
MERIDEN, CT	1,532	—	989	543	1,532	160	2004
MIDDLETOWN, CT	1,039	—	675	364	1,039	104	2004
NEW BRITAIN, CT	390	—	254	137	391	39	2004
NEWINGTON, CT	954	—	620	334	954	96	2004
NORTH HAVEN, CT	405	—	252	153	405	56	2004
PLAINVILLE, CT	545	—	354	191	545	55	2004
PLYMOUTH, CT	931	—	605	326	931	93	2004
SOUTH WINDHAM, CT	644	1,398	598	1,444	2,042	260	2004

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
SOUTH WINDSOR, CT	545	—	337	208	545	79	2004
SUFFIELD, CT	237	603	201	639	840	323	2004
VERNON, CT	1,434	—	—	1,434	1,434	1,028	2004
WALLINGFORD, CT	551	—	335	216	551	77	2004
WATERBURY, CT	804	—	516	288	804	89	2004
WATERBURY, CT	515	—	335	180	515	52	2004
WATERBURY, CT	468	—	305	164	469	47	2004
WATERTOWN, CT	925	—	567	358	925	140	2004
WETHERSFIELD, CT	447	—	—	447	447	447	2004
WEST HAVEN, CT	1,215	—	790	425	1,215	122	2004
WESTBROOK, CT	345	—	—	345	345	247	2004
WILLIMANTIC, CT	717	—	466	251	717	72	2004
WINDSOR, CT	372	—	—	372	372	349	2004
WINDSOR LOCKS, CT	1,433	—	—	1,433	1,433	1,027	2004
WINDSOR LOCKS, CT	361	670	—	1,030	1,030	103	2004
BLOOMFIELD, CT	141	90	90	141	231	107	1986
SIMSBURY, CT	318	165	207	277	484	206	1985
RIDGEFIELD, CT	535	64	348	251	599	138	1985
BRIDGEPORT, CT	350	87	228	209	437	124	1985
NORWALK, CT	511	232	332	411	743	294	1985
BRIDGEPORT, CT	313	51	204	160	364	81	1985
STAMFORD, CT	507	36	330	213	543	115	1985
BRIDGEPORT, CT	245	45	160	130	290	68	1985
BRIDGEPORT, CT	313	55	204	164	368	85	1985
BRIDGEPORT, CT	378	119	246	250	496	157	1985
BRIDGEPORT, CT	527	64	343	248	591	166	1985
BRIDGEPORT, CT	338	46	220	165	385	93	1985
NEW HAVEN, CT	538	209	351	397	748	281	1985
DARIEN, CT	667	91	434	324	758	156	1985
WESTPORT, CT	603	50	393	261	654	138	1985
STAMFORD, CT	603	145	393	356	749	230	1985
STAMFORD, CT	507	121	330	297	627	140	1985
STRATFORD, CT	301	71	196	176	372	129	1985
STRATFORD, CT	285	34	186	133	319	70	1985
CHESHIRE, CT	490	74	319	245	564	115	1985
MILFORD, CT	294	66	191	168	359	100	1985
FAIRFIELD, CT	430	33	280	183	463	97	1985
NORWALK, CT	—	673	402	271	673	60	1988
HARTFORD, CT	233	33	152	114	266	78	1985
NEW HAVEN, CT	217	55	141	131	272	66	1985
RIDGEFIELD, CT	402	78	167	312	479	280	1985
BRIDGEPORT, CT	346	37	230	153	383	133	1985
WILTON, CT	519	100	338	281	619	172	1985
MIDDLETOWN, CT	133	259	131	261	392	90	1987
EAST HARTFORD, CT	347	43	301	88	389	29	1991
WATERTOWN, CT	352	94	204	242	446	134	1992
AVON, CT	731	54	403	382	785	142	2002
WILMINGTON, DE	309	68	201	176	377	128	1985
ST. GEORGES, DE	442	(205)	197	40	237	—	1985
WILMINGTON, DE	313	104	204	213	417	161	1985
WILMINGTON, DE	382	199	249	332	581	232	1985
CLAYMONT, DE	237	73	152	158	310	82	1985
NEWARK, DE	406	(73)	239	94	333	—	1985
WILMINGTON, DE	446	75	290	231	521	121	1985
WILMINGTON, DE	327	(89)	167	70	237	—	1985
LEWISTON, ME	342	119	222	239	461	156	1985
PORTLAND, ME	325	(64)	155	106	261	—	1985
BIDDEFORD, ME	618	33	235	416	651	391	1985
SACO, ME	204	72	151	125	276	91	1986
SANFORD, ME	266	9	201	73	274	73	1986
WESTBROOK, ME	93	216	50	259	309	222	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
SOUTH PORTLAND, ME	181	127	111	197	308	156	1986
LEWISTON, ME	180	96	101	175	276	141	1986
AUGUSTA, ME	449	(93)	202	154	356	—	1991
BELTSVILLE, MD	1,130	—	1,130	—	1,130	—	2009
BELTSVILLE, MD	731	—	731	—	731	—	2009
BELTSVILLE, MD	525	—	525	—	525	—	2009
BELTSVILLE, MD	1,050	—	1,050	—	1,050	—	2009
BLADENSBURG, MD	571	—	571	—	571	—	2009
BOWIE, MD	1,084	—	1,084	—	1,084	—	2009
CAPITOL HEIGHTS, MD	628	—	628	—	628	—	2009
CLINTON, MD	651	—	651	—	651	—	2009
COLLEGE PARK, MD	536	—	536	—	536	—	2009
COLLEGE PARK, MD	445	—	445	—	445	—	2009
DISTRICT HEIGHTS, MD	479	—	479	—	479	—	2009
DISTRICT HEIGHTS, MD	388	—	388	—	388	—	2009
FORESTVILLE, MD	1,039	—	1,039	—	1,039	—	2009
FORT WASHINGTON, MD	422	—	422	—	422	—	2009
GREENBELT, MD	1,153	—	1,153	—	1,153	—	2009
HYATTSVILLE, MD	491	—	491	—	491	—	2009
HYATTSVILLE, MD	594	—	594	—	594	—	2009
LANDOVER, MD	753	—	753	—	753	—	2009
LANDOVER, MD	662	—	662	—	662	—	2009
LANDOVER HILLS, MD	1,358	—	1,358	—	1,358	—	2009
LANDOVER HILLS, MD	457	—	457	—	457	—	2009
LANHAM, MD	822	—	822	—	822	—	2009
LAUREL, MD	2,523	—	2,523	—	2,523	—	2009
LAUREL, MD	1,415	—	1,415	—	1,415	—	2009
LAUREL, MD	1,530	—	1,530	—	1,530	—	2009
LAUREL, MD	1,267	—	1,267	—	1,267	—	2009
LAUREL, MD	1,210	—	1,210	—	1,210	—	2009
LAUREL, MD	696	—	696	—	696	—	2009
OXON HILL, MD	1,256	—	1,256	—	1,256	—	2009
RIVERDALE, MD	788	—	788	—	788	—	2009
RIVERDALE, MD	582	—	582	—	582	—	2009
SEAT PLEASANT, MD	468	—	468	—	468	—	2009
SUITLAND, MD	377	—	377	—	377	—	2009
SUITLAND, MD	673	—	673	—	673	—	2009
TEMPLE HILLS, MD	331	—	331	—	331	—	2009
UPPER MARLBORO, MD	845	—	845	—	845	—	2009
ACCOKEEK, MD	692	—	692	—	692	—	2010
BALTIMORE, MD	429	163	309	283	592	228	1985
RANDALLSTOWN, MD	591	34	385	240	625	148	1985
EMMITSBURG, MD	147	149	102	194	296	119	1986
AUBURN, MA	600	—	600	—	600	—	2011
AUBURN, MA	625	—	625	—	625	—	2011
AUBURN, MA	725	—	725	—	725	—	2011
AUBURN, MA	800	—	—	800	800	34	2011
BEDFORD, MA	1,350	—	1,350	—	1,350	—	2011
BRADFORD, MA	650	—	650	—	650	—	2011
BURLINGTON, MA	600	—	600	—	600	—	2011
BURLINGTON, MA	1,250	—	1,250	—	1,250	—	2011
DANVERS, MA	400	—	400	—	400	—	2011
DRACUT, MA	450	—	450	—	450	—	2011
GARDNER, MA	550	—	550	—	550	—	2011
LYNN, MA	850	—	850	—	850	—	2011
LYNN, MA	400	—	400	—	400	—	2011
MARLBOROUGH, MA	550	—	550	—	550	—	2011
MELROSE, MA	600	—	600	—	600	—	2011
METHUEN, MA	650	—	650	—	650	—	2011
PEABODY, MA	650	—	650	—	650	—	2011
PEABODY, MA	550	—	550	—	550	—	2011

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
REVERE, MA	1,300	—	1,300	—	1,300	—	2011
SALEM, MA	600	—	600	—	600	—	2011
SHREWSBURY, MA	450	—	450	—	450	—	2011
SHREWSBURY, MA	400	—	400	—	400	—	2011
TEWKSBURY, MA	1,200	—	1,200	—	1,200	—	2011
WAKEFIELD, MA	900	—	900	—	900	—	2011
WESTBOROUGH, MA	450	—	450	—	450	—	2011
WILMINGTON, MA	1,300	—	1,300	—	1,300	—	2011
WILMINGTON, MA	600	—	600	—	600	—	2011
WORCESTER, MA	400	—	400	—	400	—	2011
WORCESTER, MA	300	—	300	—	300	—	2011
WORCESTER, MA	550	—	550	—	550	—	2011
WORCESTER, MA	500	—	500	—	500	—	2011
AGAWAM, MA	210	64	136	137	273	105	1985
WESTFIELD, MA	290	71	188	172	360	95	1985
WEST ROXBURY, MA	490	286	319	457	776	119	1985
MAYNARD, MA	735	52	479	308	787	156	1985
GARDNER, MA	1,008	102	657	454	1,111	268	1985
STOUGHTON, MA	775	76	505	347	852	185	1985
ARLINGTON, MA	518	51	338	232	570	129	1985
METHUEN, MA	380	91	246	225	471	140	1985
BELMONT, MA	301	60	162	199	361	—	1985
RANDOLPH, MA	574	66	430	209	639	170	1985
ROCKLAND, MA	438	(129)	228	81	309	—	1985
WATERTOWN, MA	358	324	321	361	682	261	1985
READING, MA	170	67	170	67	237	—	1985
WEYMOUTH, MA	643	71	419	296	715	211	1985
DEDHAM, MA	226	61	126	161	287	121	1987
HINGHAM, MA	353	51	243	161	404	133	1989
ASHLAND, MA	607	58	395	270	665	135	1985
WOBURN, MA	508	322	508	322	830	174	1985
BELMONT, MA	390	56	254	192	446	105	1985
HYDE PARK, MA	499	71	322	248	570	132	1985
EVERETT, MA	270	233	270	233	503	129	1985
PITTSFIELD, MA	211	51	113	149	262	149	1985
NORTH ATTLEBORO, MA	663	45	432	276	708	145	1985
WORCESTER, MA	498	100	322	275	597	167	1985
NEW BEDFORD, MA	522	42	340	224	564	120	1985
FALL RIVER, MA	343	(82)	239	22	261	—	1985
WORCESTER, MA	386	74	251	208	459	97	1985
WEBSTER, MA	1,012	143	659	496	1,155	264	1985
CLINTON, MA	587	95	382	299	681	167	1985
FOXBOROUGH, MA	427	63	325	164	489	134	1990
CLINTON, MA	386	136	251	271	522	171	1985
HYANNIS, MA	651	67	424	294	718	169	1985
HOLYOKE, MA	232	38	117	153	270	153	1985
NEWTON, MA	691	84	450	325	775	176	1985
FALMOUTH, MA	519	73	458	134	592	105	1988
METHUEN, MA	490	45	319	216	535	112	1985
ROCKLAND, MA	579	210	377	412	789	286	1985
FAIRHAVEN, MA	546	(190)	268	88	356	—	1985
BELLINGHAM, MA	734	159	476	417	893	278	1985
NEW BEDFORD, MA	482	119	293	308	601	214	1985
SEEKONK, MA	1,073	61	699	436	1,135	236	1985
WALPOLE, MA	450	49	293	206	499	107	1985
NORTH ANDOVER, MA	394	245	256	383	639	272	1985
LOWELL, MA	361	107	201	267	468	244	1985
AUBURN, MA	175	61	125	111	236	81	1986
METHUEN, MA	147	211	51	308	359	270	1986
BILLERICA, MA	400	195	250	345	595	285	1986
HAVERHILL, MA	400	54	225	229	454	192	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
CHATHAM, MA	275	219	175	319	494	271	1986
HARWICH, MA	225	49	150	124	274	87	1986
LEOMINSTER, MA	185	101	85	201	286	150	1986
LOWELL, MA	375	198	250	323	573	275	1986
METHUEN, MA	300	81	150	231	381	201	1986
ORLEANS, MA	260	69	185	144	329	112	1986
PEABODY, MA	400	223	275	348	623	312	1986
QUINCY, MA	200	77	125	152	277	112	1986
REVERE, MA	250	194	150	294	444	294	1986
SALEM, MA	275	49	175	149	324	126	1986
TEWKSBURY, MA	125	122	75	172	247	141	1986
FALMOUTH, MA	150	348	75	423	498	367	1986
WESTFORD, MA	275	222	175	322	497	271	1986
WOBURN, MA	350	76	200	226	426	196	1986
YARMOUTHPORT, MA	300	51	150	201	351	177	1986
BRIDGEWATER, MA	190	65	140	116	256	86	1987
WORCESTER, MA	476	174	309	341	650	341	1991
AUBURN, MA	369	438	240	567	807	75	1991
BARRE, MA	536	185	348	373	721	213	1991
WORCESTER, MA	276	35	179	132	311	45	1992
BROCKTON, MA	276	195	179	291	470	228	1991
CLINTON, MA	178	60	116	122	238	52	1992
WORCESTER, MA	168	299	168	299	467	201	1991
DUDLEY, MA	303	179	197	285	482	151	1991
FITCHBURG, MA	247	40	203	84	287	49	1991
FRANKLIN, MA	—	295	165	130	295	49	1988
WORCESTER, MA	343	47	223	167	390	53	1991
HYANNIS, MA	222	32	145	110	255	34	1991
LEOMINSTER, MA	196	200	127	268	395	187	1991
WORCESTER, MA	231	180	150	261	411	173	1991
NORTHBOROUGH, MA	405	50	263	192	455	67	1993
WEST BOYLSTON, MA	312	52	203	161	364	67	1991
WORCESTER, MA	187	57	121	122	243	56	1993
SOUTH YARMOUTH, MA	276	73	179	170	349	82	1991
STERLING, MA	476	188	309	355	664	207	1991
SUTTON, MA	714	222	464	472	936	260	1993
WORCESTER, MA	276	173	179	269	448	172	1991
UPTON, MA	428	48	279	198	477	77	1991
WESTBOROUGH, MA	312	228	203	337	540	228	1991
HARWICHPORT, MA	383	202	249	336	585	205	1991
WORCESTER, MA	547	228	356	420	776	255	1991
WORCESTER, MA	979	214	636	556	1,192	293	1991
FITCHBURG, MA	390	238	254	375	629	240	1992
WORCESTER, MA	147	163	95	214	309	146	1991
LEICESTER, MA	267	220	174	313	487	205	1991
NORTH GRAFTON, MA	245	60	159	146	305	65	1991
SOUTHBRIDGE, MA	249	85	162	173	335	92	1993
OXFORD, MA	294	40	191	142	333	45	1993
WORCESTER, MA	285	69	185	169	354	80	1991
ATHOL, MA	165	69	107	126	233	42	1991
FITCHBURG, MA	142	218	93	268	361	184	1992
WORCESTER, MA	271	206	176	301	477	200	1991
FRAMINGHAM, MA	400	48	260	188	448	71	1991
MILFORD, MA	—	285	—	285	285	263	1991
JONESBORO, AR	2,985	—	330	2,655	2,985	523	2007
BELLFLOWER, CA	1,370	—	910	459	1,369	117	2007
BENICIA, CA	2,223	—	1,058	1,166	2,224	310	2007
COACHELLA, CA	2,235	—	1,217	1,018	2,235	253	2007
EL CAJON, CA	1,292	—	780	512	1,292	115	2007
FILLMORE, CA	1,354	—	950	404	1,354	103	2007
HESPERIA, CA	1,643	—	849	794	1,643	186	2007

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
LA PALMA, CA	1,972	—	1,389	582	1,971	145	2007
POWAY, CA	1,439	—	—	1,439	1,439	311	2007
SAN DIMAS, CA	1,941	—	749	1,192	1,941	257	2007
HALEIWA, HI	1,522	—	1,058	464	1,522	146	2007
HONOLULU, HI	1,539	—	1,219	320	1,539	79	2007
HONOLULU, HI	1,769	—	1,192	577	1,769	130	2007
HONOLULU, HI	1,070	—	981	89	1,070	34	2007
HONOLULU, HI	9,211	—	8,194	1,017	9,211	238	2007
KANEOHE, HI	1,978	—	1,473	504	1,977	128	2007
KANEOHE, HI	1,364	—	822	542	1,364	143	2007
WAIANAE, HI	1,997	—	871	1,126	1,997	256	2007
WAIANAE, HI	1,520	—	648	872	1,520	197	2007
WAIPAHU, HI	2,459	—	945	1,513	2,458	329	2007
COTTAGE HILLS, IL	249	—	26	223	249	65	2007
BALTIMORE, MD	2,259	—	722	1,537	2,259	341	2007
BALTIMORE, MD	802	—	—	802	802	191	2007
ELLICOTT CITY, MD	895	—	—	895	895	224	2007
KERNERSVILLE, NC	297	—	73	224	297	54	2007
KERNERSVILLE, NC	449	—	338	111	449	49	2007
MADISON, NC	395	—	46	350	396	90	2007
NEW BERN, NC	350	—	190	160	350	53	2007
WALKERTOWN, NC	315	—	315	—	315	—	2007
WALNUT COVE, NC	560	—	514	46	560	22	2007
WINSTON SALEM, NC	434	—	252	182	434	82	2007
BELFIELD, ND	1,232	—	382	850	1,232	351	2007
ALLENSTOWN, NH	1,787	—	467	1,320	1,787	325	2007
BEDFORD, NH	2,301	—	1,271	1,030	2,301	279	2007
HOOKSETT, NH	1,562	—	824	738	1,562	315	2007
AUSTIN, TX	2,368	—	738	1,630	2,368	355	2007
AUSTIN, TX	462	—	274	188	462	58	2007
AUSTIN, TX	3,510	—	1,595	1,916	3,511	422	2007
BEDFORD, TX	353	—	113	240	353	79	2007
FT WORTH, TX	2,115	—	866	1,249	2,115	307	2007
HARKER HEIGHTS, TX	2,052	—	588	1,463	2,051	523	2007
HOUSTON, TX	1,689	—	224	1,465	1,689	303	2007
KELLER, TX	2,507	—	996	1,511	2,507	349	2007
LEWISVILLE, TX	494	—	110	384	494	89	2008
MIDLOTHIAN, TX	429	—	72	357	429	101	2007
N RICHLAND HILLS, TX	314	—	126	189	315	48	2007
SAN MARCOS, TX	1,954	—	251	1,703	1,954	362	2007
TEMPLE, TX	2,406	—	1,215	1,190	2,405	282	2007
THE COLONY, TX	4,396	—	337	4,059	4,396	815	2007
WACO, TX	3,884	—	894	2,990	3,884	711	2007
BROOKLAND, AR	1,468	—	149	1,319	1,468	226	2007
JONESBORO, AR	869	—	173	695	868	125	2007
MANCHESTER, NH	261	36	170	128	298	87	1985
DERRY, NH	418	41	158	301	459	276	1987
PLAISTOW, NH	300	137	245	192	437	166	1987
SOMERSWORTH, NH	181	83	118	147	265	90	1985
SALEM, NH	743	43	484	302	786	164	1985
LONDONDERRY, NH	703	54	458	300	758	167	1985
ROCHESTER, NH	939	37	600	376	976	201	1985
HAMPTON, NH	193	60	136	118	254	84	1986
MERRIMACK, NH	152	227	101	279	380	230	1986
NASHUA, NH	197	241	156	283	439	234	1986
PELHAM, NH	169	83	136	116	252	85	1986
PEMBROKE, NH	138	197	101	234	335	187	1986
ROCHESTER, NH	175	230	95	310	405	264	1986
SOMERSWORTH, NH	211	39	158	93	251	68	1986
EXETER, NH	113	205	65	254	319	198	1986
CANDIA, NH	130	211	80	261	341	234	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
EPPING, NH	170	154	120	204	324	176	1986
EPSOM, NH	220	138	155	203	358	157	1986
MILFORD, NH	190	75	115	150	265	117	1986
PORTSMOUTH, NH	235	81	150	166	316	106	1986
PORTSMOUTH, NH	225	250	125	350	475	302	1986
SALEM, NH	450	71	350	171	521	148	1986
SEABROOK, NH	200	48	125	123	248	94	1986
CONCORD, NH	675	—	675	—	675	—	2011
CONCORD, NH	900	—	900	—	900	—	2011
DERRY, NH	950	—	950	—	950	—	2011
DOVER, NH	650	—	650	—	650	—	2011
DOVER, NH	1,200	—	1,200	—	1,200	—	2011
DOVER, NH	300	—	300	—	300	—	2011
HOOKSETT, NH	336	—	—	336	336	24	2011
KINGSTON, NH	1,500	—	1,500	—	1,500	—	2011
LONDONDERRY, NH	1,100	—	1,100	—	1,100	—	2011
MANCHESTER, NH	550	—	550	—	550	—	2011
NASHUA, NH	825	—	825	—	825	—	2011
NASHUA, NH	750	—	750	—	750	—	2011
NASHUA, NH	1,750	—	1,750	—	1,750	—	2011
NASHUA, NH	500	—	500	—	500	—	2011
NASHUA, NH	550	—	550	—	550	—	2011
NORTHWOOD, NH	500	—	500	—	500	—	2011
PORTSMOUTH, NH	525	—	525	—	525	—	2011
RAYMOND, NH	550	—	550	—	550	—	2011
ROCHESTER, NH	1,400	—	1,400	—	1,400	—	2011
ROCHESTER, NH	1,600	—	1,600	—	1,600	—	2011
ROCHESTER, NH	700	—	700	—	700	—	2011
MCAFEE, NJ	671	58	437	292	729	147	1985
HAMBURG, NJ	599	209	390	418	808	140	1985
WEST MILFORD, NJ	393	167	295	264	559	131	1985
LIVINGSTON, NJ	872	62	568	366	934	200	1985
TRENTON, NJ	374	52	243	182	425	84	1985
BAYONNE, NJ	342	110	109	342	451	—	1985
CRANFORD, NJ	343	120	222	240	462	97	1985
NUTLEY, NJ	—	665	329	336	665	61	1986
TRENTON, NJ	466	56	304	219	523	106	1985
WALL TOWNSHIP, NJ	336	96	121	311	432	272	1986
UNION, NJ	437	(119)	239	79	318	—	1985
CRANBURY, NJ	607	(37)	289	281	570	—	1985
HILLSIDE, NJ	225	32	150	107	257	106	1987
SPOTSWOOD, NJ	467	69	304	232	536	160	1985
LONG BRANCH, NJ	514	73	335	252	587	124	1985
ELIZABETH, NJ	406	117	227	296	523	—	1985
BELLEVILLE, NJ	398	82	259	220	479	118	1985
PISCATAWAY, NJ	106	380	50	435	485	75	1993
NEPTUNE CITY, NJ	270	—	176	94	270	52	1985
BASKING RIDGE, NJ	362	145	200	307	507	153	1986
DEPTFORD, NJ	281	67	183	165	348	81	1985
CHERRY HILL, NJ	358	127	233	252	485	85	1985
SEWELL, NJ	552	77	356	273	629	158	1985
FLEMINGTON, NJ	547	44	346	244	590	129	1985
BERKELEY HGTS, NJ	—	302	—	302	302	42	1987
WILLIAMSTOWN, NJ	157	78	130	105	235	35	1988
BLACKWOOD, NJ	402	(81)	216	105	321	—	1985
TRENTON, NJ	685	75	445	315	760	169	1985
LODI, NJ	—	1,076	588	488	1,076	203	1988
EAST ORANGE, NJ	422	(42)	223	157	380	—	1985
BELMAR, NJ	566	121	411	277	688	142	1985
MOORESTOWN, NJ	470	(161)	184	125	309	—	1985
SPRING LAKE, NJ	346	139	225	260	485	129	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
HILLTOP, NJ	330	59	215	174	389	82	1985
CLIFTON, NJ	302	6	150	158	308	119	1987
FRANKLIN TWP., NJ	683	252	445	490	935	166	1985
FLEMINGTON, NJ	708	75	461	323	784	172	1985
CLEMENTON, NJ	563	(135)	206	221	427	—	1985
ASBURY PARK, NJ	419	(89)	252	78	330	—	1985
MIDLAND PARK, NJ	201	234	150	286	436	58	1989
PATERSON, NJ	620	43	403	259	662	138	1985
OCEAN CITY, NJ	844	(274)	367	203	570	—	1985
WHITING, NJ	447	(200)	98	149	247	—	1989
HILLSBOROUGH, NJ	237	197	100	335	435	87	1985
PRINCETON, NJ	703	558	458	803	1,261	181	1985
NEPTUNE, NJ	456	(152)	234	70	304	—	1985
NEWARK, NJ	3,087	1,585	2,006	2,666	4,672	779	1985
OAKHURST, NJ	226	520	101	645	746	176	1985
BELLEVILLE, NJ	215	73	149	139	288	105	1986
PINE HILL, NJ	191	82	116	157	273	116	1986
TUCKERTON, NJ	224	189	131	283	414	226	1987
WEST DEPTFORD, NJ	245	50	151	145	296	145	1987
ATCO, NJ	153	118	132	139	271	108	1987
SOMERVILLE, NJ	253	275	201	327	528	253	1987
CINNAMINSON, NJ	327	25	177	175	352	175	1987
RIDGEFIELD PARK, NJ	274	46	150	169	319	112	1997
BRICK, NJ	1,508	28	1,000	536	1,536	307	2000
LAKE HOPATCONG, NJ	1,305	42	800	547	1,347	353	2000
BERGENFIELD, NJ	382	65	300	147	447	118	1990
ORANGE, NJ	281	129	183	227	410	80	1985
BLOOMFIELD, NJ	674	21	350	345	695	345	1985
SCOTCH PLAINS, NJ	331	45	215	161	376	80	1985
NUTLEY, NJ	434	49	283	200	483	133	1985
PLAINFIELD, NJ	470	72	306	236	542	123	1985
MOUNTAINSIDE, NJ	664	291	432	523	955	163	1985
WATCHUNG, NJ	450	(158)	226	66	292	—	1985
GREEN VILLAGE, NJ	278	70	128	220	348	195	1985
IRVINGTON, NJ	410	97	267	240	507	136	1985
JERSEY CITY, NJ	438	85	218	304	522	—	1985
BLOOMFIELD, NJ	442	75	288	229	517	141	1985
DOVER, NJ	577	(150)	311	116	427	—	1985
PARLIN, NJ	418	(131)	203	84	287	—	1985
UNION CITY, NJ	800	3	521	282	803	159	1985
COLONIA, NJ	253	3	165	92	257	53	1985
NORTH BERGEN, NJ	630	123	410	343	753	205	1985
WAYNE, NJ	490	312	319	483	802	120	1985
HASBROUCK HEIGHTS, NJ	640	359	416	583	999	147	1985
COLONIA, NJ	720	131	535	316	851	261	1985
OLD BRIDGE, NJ	320	37	125	231	356	—	1985
RIDGEWOOD, NJ	703	79	458	324	782	174	1985
HAWTHORNE, NJ	245	52	160	138	298	59	1985
WAYNE, NJ	474	85	309	250	559	137	1985
WASHINGTON TOWNSHIP, NJ	912	63	594	381	975	200	1985
PARAMUS, NJ	382	69	249	202	451	117	1985
JERSEY CITY, NJ	402	(22)	128	252	380	—	1985
FORT LEE, NJ	1,246	81	811	515	1,326	283	1985
AUDUBON, NJ	422	32	275	179	454	95	1985
TRENTON, NJ	338	119	220	237	457	137	1985
MAGNOLIA, NJ	330	(67)	124	139	263	—	1985
BEVERLY, NJ	470	24	306	188	494	115	1985
PISCATAWAY, NJ	269	28	156	141	297	—	1985
WEST ORANGE, NJ	800	144	521	423	944	192	1985
ROCKVILLE CENTRE, NY	350	352	201	501	702	400	1985
GLENDALE, NY	369	202	236	335	571	223	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
BELLAIRE, NY	330	96	215	211	426	133	1985
BAYSIDE, NY	245	225	160	310	470	226	1985
YONKERS, NY	153	118	77	194	271	92	1987
DOBBS FERRY, NY	671	76	434	312	746	167	1985
NORTH MERRICK, NY	510	180	332	358	690	219	1985
GREAT NECK, NY	500	53	450	103	553	75	1985
GLEN HEAD, NY	462	76	301	237	538	136	1985
GARDEN CITY, NY	362	63	236	189	425	103	1985
HEWLETT, NY	490	213	319	384	703	160	1985
EAST HILLS, NY	242	63	242	63	305	22	1986
LEVITTOWN, NY	503	56	327	231	558	140	1985
LEVITTOWN, NY	546	155	356	346	702	203	1985
ST. ALBANS, NY	330	127	215	242	457	149	1985
BROOKLYN, NY	627	325	408	543	951	381	1985
BROOKLYN, NY	477	315	306	486	792	367	1985
SEAFORD, NY	325	125	212	239	451	125	1985
BAYSIDE, NY	470	289	306	453	759	306	1985
ELMONT, NY	360	91	224	227	451	144	1985
WHITE PLAINS, NY	259	96	165	190	355	113	1985
SCARSDALE, NY	257	170	123	304	427	—	1985
EASTCHESTER, NY	534	(154)	289	91	380	—	1985
NEW ROCHELLE, NY	338	83	220	201	421	115	1985
BROOKLYN, NY	422	313	275	460	735	321	1985
COMMACK, NY	321	41	209	153	362	88	1985
SAG HARBOR, NY	704	76	458	321	779	174	1985
EAST HAMPTON, NY	659	79	428	310	738	170	1985
MASTIC, NY	313	125	204	235	439	171	1985
BRONX, NY	390	352	251	491	742	370	1985
YONKERS, NY	1,020	116	665	472	1,137	261	1985
GLENVILLE, NY	344	114	220	238	458	165	1985
YONKERS, NY	203	83	144	141	285	99	1986
MINEOLA, NY	342	34	222	154	376	100	1985
ALBANY, NY	405	146	262	290	552	185	1985
LONG ISLAND CITY, NY	1,646	259	1,072	834	1,906	580	1985
RENSSELAER, NY	1,654	514	1,077	1,091	2,168	835	1985
RENSSELAER, NY	684	246	287	643	930	153	2004
PORT JEFFERSON, NY	387	93	246	235	481	144	1985
ROTTERDAM, NY	141	142	92	191	283	125	1985
OSSINING, NY	231	78	117	192	309	—	1985
ELLENVILLE, NY	233	95	152	176	328	99	1985
CHATHAM, NY	349	174	225	298	523	198	1985
SHRUB OAK, NY	1,061	265	691	635	1,326	289	1985
BROOKLYN, NY	237	167	154	250	404	157	1985
STATEN ISLAND, NY	301	331	196	436	632	319	1985
STATEN ISLAND, NY	358	63	230	191	421	112	1985
STATEN ISLAND, NY	350	219	228	341	569	230	1985
BRONX, NY	94	162	67	189	256	142	1985
BRONX, NY	104	382	90	396	486	355	1985
PELHAM MANOR, NY	137	109	75	170	245	140	1985
EAST MEADOW, NY	425	128	325	228	553	164	1986
STATEN ISLAND, NY	390	114	254	250	504	165	1985
MASSAPEQUA, NY	333	91	217	207	424	119	1985
TROY, NY	225	61	147	139	286	104	1985
BALDWIN, NY	291	47	151	187	338	95	1986
MIDDLETOWN, NY	751	209	489	471	960	284	1985
OCEANSIDE, NY	313	117	204	227	431	127	1985
WANTAGH, NY	262	275	175	362	537	151	1985
NORTHPORT, NY	241	33	157	117	274	80	1985
BREWSTER, NY	789	—	789	—	789	—	2011
BRONXVILLE, NY	1,232	—	1,232	—	1,232	—	2011
CORTLAND MANOR, NY	1,872	—	1,872	—	1,872	—	2011

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
DOBBS FERRY, NY	1,345	—	1,345	—	1,345	—	2011
EASTCHESTER, NY	1,724	—	1,724	—	1,724	—	2011
ELMSFORD, NY	1,453	—	1,453	—	1,453	—	2011
GARNERVILLE, NY	1,508	—	1,508	—	1,508	—	2011
HARTSDALE, NY	1,626	—	1,626	—	1,626	—	2011
HAWTHORNE, NY	2,084	—	2,084	—	2,084	—	2011
HOPEWELL JUNCTION, NY	1,163	—	1,163	—	1,163	—	2011
HYDE PARK, NY	990	—	990	—	990	—	2011
MAMARONECK, NY	1,429	—	1,429	—	1,429	—	2011
MIDDLETOWN, NY	1,281	—	1,281	—	1,281	—	2011
MILLWOOD, NY	1,448	—	1,448	—	1,448	—	2011
MOUNT KISCO, NY	1,907	—	1,907	—	1,907	—	2011
MOUNT VERNON, NY	985	—	985	—	985	—	2011
CHESTER, NY	1,158	—	1,158	—	1,158	—	2011
NEW PALTZ, NY	971	—	971	—	971	—	2011
NEW ROCHELLE, NY	1,887	—	1,887	—	1,887	—	2011
NEW WINDSOR, NY	1,084	—	1,084	—	1,084	—	2011
NEWBURGH, NY	527	—	527	—	527	—	2011
NEWBURGH, NY	1,192	—	1,192	—	1,192	—	2011
PEEKSKILL, NY	2,207	—	2,207	—	2,207	—	2011
PELHAM, NY	1,035	—	1,035	—	1,035	—	2011
PORT CHESTER, NY	1,015	—	1,015	—	1,015	—	2011
PORT CHESTER, NY	941	—	—	941	941	55	2011
POUGHKEEPSIE, NY	591	—	591	—	591	—	2011
POUGHKEEPSIE, NY	1,020	—	1,020	—	1,020	—	2011
POUGHKEEPSIE, NY	1,340	—	1,340	—	1,340	—	2011
POUGHKEEPSIE, NY	1,306	—	1,306	—	1,306	—	2011
POUGHKEEPSIE, NY	1,355	—	1,355	—	1,355	—	2011
POUGHKEEPSIE, NY	1,232	—	1,232	—	1,232	—	2011
RYE, NY	872	—	872	—	872	—	2011
SCARSDALE, NY	1,301	—	1,301	—	1,301	—	2011
SPRING VALLEY, NY	749	—	749	—	749	—	2011
TARRYTOWN, NY	956	—	956	—	956	—	2011
THORNWOOD, NY	1,389	—	—	1,389	1,389	72	2011
TUCHAHOE, NY	1,650	—	1,650	—	1,650	—	2011
WAPPINGERS FALLS, NY	452	—	—	452	452	40	2011
WAPPINGERS FALLS, NY	1,488	—	1,488	—	1,488	—	2011
WARWICK, NY	1,049	—	1,049	—	1,049	—	2011
WEST NYACK, NY	936	—	936	—	936	—	2011
YONKERS, NY	1,907	—	1,907	—	1,907	—	2011
YORKTOWN HEIGHTS, NY	2,365	—	2,365	—	2,365	—	2011
FISHKILL, NY	1,793	—	1,793	—	1,793	—	2011
MIDDLETOWN, NY	719	—	719	—	719	—	2011
NANUET, NY	2,316	—	2,316	—	2,316	—	2011
WHITE PLAINS, NY	1,458	—	1,458	—	1,458	—	2011
KATONAH, NY	1,084	—	1,084	—	1,084	—	2011
BALLSTON, NY	160	247	110	297	407	185	1986
BALLSTON SPA, NY	210	152	100	262	362	215	1986
COLONIE, NY	245	70	120	195	315	153	1986
DELMAR, NY	150	158	70	238	308	123	1986
FORT EDWARD, NY	225	66	150	141	291	141	1986
HALFMOON, NY	415	271	228	458	686	391	1986
HANCOCK, NY	100	272	50	322	372	160	1986
HYDE PARK, NY	300	59	175	184	359	184	1986
LATHAM, NY	275	195	150	320	470	193	1986
MALTA, NY	190	123	65	248	313	214	1986
MILLERTON, NY	175	181	100	256	356	200	1986
NEW WINDSOR, NY	150	137	75	212	287	169	1986
NISKAYUNA, NY	425	35	275	185	460	185	1986
PLEASANT VALLEY, NY	398	157	240	316	556	237	1986
QUEENSBURY, NY	215	93	96	212	308	—	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
ROTTERDAM, NY	132	166	—	298	298	276	1995
SCHENECTADY, NY	225	340	150	415	565	373	1986
WARRENSBURG, NY	115	194	69	240	309	—	1986
ALBANY, NY	207	88	82	213	295	213	1986
NEWBURGH, NY	431	72	150	353	503	303	1989
JERICHO, NY	—	358	—	358	358	198	1998
PORT EWEN, NY	657	—	177	480	657	156	2007
CATSKILL, NY	405	—	354	51	405	10	2007
HUDSON, NY	304	5	148	160	308	—	1989
QUARRYVILLE, NY	36	273	24	284	308	—	1988
MENANDS, NY	151	82	50	182	232	154	1988
BREWSTER, NY	303	75	143	235	378	203	1988
VALATIE, NY	166	395	91	470	561	448	1989
CAIRO, NY	192	228	47	373	420	284	1988
WEST TAGHKANIC, NY	203	148	122	229	351	147	1986
SAYVILLE, NY	345	28	300	72	372	24	1998
WANTAGH, NY	641	23	370	293	663	145	1998
CENTRAL ISLIP, NY	572	17	358	232	590	115	1998
FLUSHING, NY	516	22	320	218	538	105	1998
NORTH LINDENHURST, NY	295	31	192	134	326	76	1998
WYANDANCH, NY	415	(83)	262	71	333	—	1998
NEW ROCHELLE, NY	395	40	252	183	435	89	1998
FLORAL PARK, NY	617	98	356	358	714	142	1998
RIVERHEAD, NY	723	—	432	292	724	156	1998
AMHERST, NY	223	42	173	92	265	36	2000
BUFFALO, NY	312	32	151	193	344	92	2000
HAMBURG, NY	294	21	164	151	315	65	2000
LACKAWANNA, NY	250	103	130	223	353	70	2000
TONAWANDA, NY	264	33	211	85	296	49	2000
WEST SENECA, NY	257	47	184	120	304	36	2000
WILLIAMSVILLE, NY	212	21	177	56	233	18	2000
ALFRED STATION, NY	714	—	414	300	714	70	2006
AVOCA, NY	936	(1)	635	300	935	70	2006
BATAVIA, NY	684	—	364	320	684	75	2006
BYRON, NY	969	—	669	300	969	70	2006
CASTILE, NY	307	—	132	175	307	41	2006
CHURCHVILLE, NY	1,011	—	601	410	1,011	96	2006
EAST PEMBROKE, NY	787	—	537	250	787	58	2006
FRIENDSHIP, NY	393	—	43	350	393	82	2006
NAPLES, NY	1,257	—	827	430	1,257	100	2006
ROCHESTER, NY	559	—	159	400	559	93	2006
PERRY, NY	1,444	—	1,044	400	1,444	93	2006
PRATTSBURG, NY	553	—	303	250	553	58	2006
SAVONA, NY	1,314	—	964	350	1,314	82	2006
WARSAW, NY	990	—	690	300	990	70	2006
WELLSVILLE, NY	247	—	—	247	247	58	2006
ROCHESTER, NY	853	—	303	550	853	128	2006
LAKEVILLE, NY	1,028	—	203	825	1,028	196	2008
GREIGSVILLE, NY	1,018	—	203	815	1,018	192	2008
ROCHESTER, NY	595	—	305	290	595	50	2008
PHILADELPHIA, PA	637	(162)	416	59	475	—	1985
PHILADELPHIA, PA	237	227	154	310	464	224	1985
ALLENTOWN, PA	358	114	233	239	472	137	1985
NORRISTOWN, PA	241	130	157	214	371	114	1985
BRYN MAWR, PA	221	94	144	172	316	102	1985
CONSHOHOCKEN, PA	261	93	170	185	355	128	1985
PHILADELPHIA, PA	281	76	183	174	357	90	1985
HUNTINGDON VALLEY, PA	422	79	275	226	501	144	1985
FEASTERVILLE, PA	510	202	332	380	712	249	1985
PHILADELPHIA, PA	285	66	186	166	352	121	1985
PHILADELPHIA, PA	289	85	188	186	374	107	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
PHILADELPHIA, PA	406	263	264	405	669	280	1985
PHILADELPHIA, PA	418	243	272	388	660	260	1985
PHILADELPHIA, PA	370	309	241	438	679	323	1985
HATBORO, PA	285	97	186	197	383	118	1985
HAVERTOWN, PA	402	53	254	201	455	111	1985
MEDIA, PA	326	66	191	201	392	115	1985
PHILADELPHIA, PA	390	55	254	191	445	104	1985
PHILADELPHIA, PA	342	257	222	376	598	258	1985
ALDAN, PA	281	80	183	178	361	98	1985
BRISTOL, PA	431	83	280	233	513	167	1985
TREVOSE, PA	215	19	150	85	235	82	1987
HAVERTOWN, PA	265	67	173	159	332	77	1985
ABINGTON, PA	309	44	201	152	353	104	1985
HATBORO, PA	289	103	188	204	392	119	1985
CLIFTON HGTS., PA	428	3	217	214	431	—	1985
ALDAN, PA	434	63	283	215	498	107	1985
SHARON HILL, PA	411	40	267	184	451	120	1985
MEDIA, PA	474	5	309	170	479	97	1985
ROSLYN, PA	350	(88)	198	63	261	—	1985
CLIFTON HGTS, PA	213	89	139	163	302	90	1985
PHILADELPHIA, PA	370	296	241	425	666	333	1985
MORRISVILLE, PA	378	76	246	207	453	108	1985
PHILADELPHIA, PA	303	242	181	363	544	312	1985
PHOENIXVILLE, PA	384	(99)	205	80	285	—	1985
POTTSTOWN, PA	430	91	280	241	521	134	1985
BOYERTOWN, PA	233	5	152	87	239	51	1985
QUAKERTOWN, PA	379	114	243	250	493	168	1985
SOUDERTON, PA	382	214	249	347	596	230	1985
LANSDALE, PA	244	218	244	218	462	137	1985
FURLONG, PA	175	193	175	193	368	111	1985
DOYLESTOWN, PA	406	75	264	216	480	113	1985
RICHBORO, PA	97	156	55	198	253	72	1987
PENNDEL, PA	137	281	90	329	419	79	1988
NORRISTOWN, PA	175	147	175	147	322	79	1985
TRAPPE, PA	378	83	246	214	460	119	1985
PARADISE, PA	132	151	102	181	283	181	1986
READING, PA	750	49	—	799	799	797	1989
ELKINS PARK, PA	275	47	200	122	322	93	1990
NEW OXFORD, PA	1,045	86	19	1,112	1,131	947	1996
PHILADELPHIA, PA	1,252	—	814	438	1,252	42	2009
ALLISON PARK, PA	1,500	—	850	650	1,500	92	2010
NEW KENSINGTON	1,375	—	675	700	1,375	52	2010
NORTH KINGSTOWN, RI	212	93	89	215	304	150	1985
MIDDLETOWN, RI	307	42	177	172	349	146	1987
WARWICK, RI	377	72	206	242	448	210	1989
PROVIDENCE, RI	231	213	150	294	444	184	1991
EAST PROVIDENCE, RI	2,297	568	1,496	1,370	2,866	891	1985
ASHAWAY, RI	619	—	402	217	619	62	2004
EAST PROVIDENCE, RI	310	80	202	188	390	110	1985
PAWTUCKET, RI	213	194	119	288	407	256	1986
WARWICK, RI	435	55	267	223	490	130	1985
CRANSTON, RI	466	54	304	216	520	105	1985
PAWTUCKET, RI	207	45	154	98	252	48	1985
BARRINGTON, RI	490	242	319	413	732	308	1985
WARWICK, RI	253	76	165	165	330	84	1985
N. PROVIDENCE, RI	542	90	353	280	633	167	1985
EAST PROVIDENCE, RI	487	41	317	212	529	146	1985
WAKEFIELD, RI	356	(118)	143	95	238	—	1985
EPHRATA, PA	183	97	137	144	281	144	1990
POTTSVILLE, PA	162	114	43	233	276	200	1990
POTTSVILLE, PA	451	51	148	355	503	320	1990

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
LANCASTER, PA	209	53	78	184	262	155	1989
LANCASTER, PA	642	43	300	385	685	360	1989
HAMBURG, PA	219	76	130	165	295	165	1989
READING, PA	183	125	104	203	307	155	1989
MOUNTVILLE, PA	196	48	78	165	243	137	1989
EBENEZER, PA	147	131	69	209	278	157	1989
INTERCOURSE, PA	312	81	158	235	393	128	1989
REINHOLDS, PA	177	84	82	178	260	173	1989
COLUMBIA, PA	226	13	75	164	239	156	1989
OXFORD, PA	191	160	65	287	352	234	1989
EPHRATA, PA	209	87	30	266	296	193	1989
ROBESONIA, PA	226	103	70	259	329	252	1989
KENHORST, PA	143	129	65	207	272	173	1989
NEFFSVILLE, PA	235	46	91	189	280	189	1989
LEOLA, PA	263	102	131	234	365	142	1989
RED LION, PA	222	31	52	200	252	199	1989
READING, PA	129	180	65	244	309	189	1989
HANOVER, PA	231	101	70	262	332	168	1989
HARRISBURG, PA	399	369	199	570	769	391	1989
ADAMSTOWN, PA	213	151	100	264	364	199	1989
LANCASTER, PA	309	126	104	330	434	282	1989
NEW HOLLAND, PA	313	251	143	420	563	266	1989
WYOMISSING HILLS, PA	319	113	76	356	432	356	1989
LAURELDALE, PA	262	16	87	191	278	191	1989
REIFFTON, PA	338	5	43	300	343	300	1989
W.READING, PA	790	69	388	472	860	472	1989
ARENDTSVILLE, PA	174	143	33	284	317	232	1989
MOHNTON, PA	317	91	66	342	408	300	1989
MCCONNELLSBURG, PA	155	188	70	273	343	160	1989
CRESTLINE, OH	1,202	—	285	917	1,202	148	2008
MANSFIELD, OH	921	—	332	590	922	89	2008
MANSFIELD, OH	1,950	—	700	1,250	1,950	172	2009
MONROEVILLE, OH	2,580	—	485	2,095	2,580	248	2009
RICHMOND, VA	121	210	—	331	331	290	1990
CHESAPEAKE, VA	780	(162)	398	219	617	—	1990
PORTSMOUTH, VA	562	53	222	394	616	357	1990
NORFOLK, VA	535	6	311	230	541	230	1990
ASHLAND, VA	840	—	840	—	840	—	2005
FARMVILLE, VA	1,227	—	622	605	1,227	163	2005
FREDERICKSBURG, VA	1,279	—	469	810	1,279	219	2005
FREDERICKSBURG, VA	1,716	—	996	720	1,716	194	2005
FREDERICKSBURG, VA	1,289	—	798	491	1,289	150	2005
FREDERICKSBURG, VA	3,623	—	2,828	795	3,623	215	2005
GLEN ALLEN, VA	1,037	—	412	625	1,037	169	2005
GLEN ALLEN, VA	1,077	—	322	755	1,077	204	2005
KING GEORGE, VA	294	—	294	—	294	—	2005
KING WILLIAM, VA	1,688	—	1,068	620	1,688	167	2005
MECHANICSVILLE, VA	1,125	—	505	620	1,125	167	2005
MECHANICSVILLE, VA	903	—	273	630	903	170	2005
MECHANICSVILLE, VA	1,476	—	876	600	1,476	162	2005
MECHANICSVILLE, VA	957	—	324	633	957	206	2005
MECHANICSVILLE, VA	1,677	—	1,157	520	1,677	140	2005
MECHANICSVILLE, VA	1,043	—	223	820	1,043	221	2005
MONTPELIER, VA	2,481	—	1,726	755	2,481	204	2005
PETERSBURG, VA	1,441	—	816	625	1,441	169	2005
RICHMOND, VA	1,132	—	547	585	1,132	158	2005
RUTHER GLEN, VA	466	—	31	435	466	117	2005
SANDSTON, VA	722	—	102	620	722	167	2005
SPOTSYLVANIA, VA	1,290	—	490	800	1,290	216	2005
CHESAPEAKE, VA	1,004	39	385	658	1,043	626	1990
BENNINGTON, VT	309	(24)	181	104	285	—	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
JACKSONVILLE, FL	560	—	296	263	559	131	2000
JACKSONVILLE, FL	486	—	388	97	485	48	2000
JACKSONVILLE, FL	545	—	256	289	545	143	2000
ORLANDO, FL	868	—	401	466	867	231	2000
miscellaneous	18,011	12,707	10,199	20,519	30,718	14,688	various

	$522,427	$93,427	$345,473	$270,381	$615,854	$137,117

(1)

Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which we purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment also includes investments made in previously leased properties prior to their acquisition.

(2)

Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from sixteen to 25 years for buildings and improvements, or the term of the lease if shorter. Leasehold interests are amortized over the remaining term of the underlying lease.

(3)	The aggregate cost for federal income tax purposes was approximately $629,624,000 at December 31, 2011.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2011

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)		Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage
Mortgage Loans:
Borrower A	Sale	S. Weymouth, MA	9.0%	3/2031	P & I		—	$240	$238
Borrower B	Sale	Horsham, PA	10.0%	7/2024	P & I		—	228	196
Borrower C	Sale	Reading, PA	10.0%	8/2014	P & I		—	130	48
Borrower D	Sale	Hereford, MD	9.0%	8/2014	P & I		—	95	4
Borrower E	Sale	Green Island, NY	11.0%	8/2018	P & I		—	260	230
Borrower F	Sale	Middle Island, NY	10.0%	6/2012	P & I		—	225	14
Borrower G	Sale	Uniondale, NY	10.0%	3/2015	P & I		—	180	79
Borrower H	Sale	Concord, NH	10.0%	8/2028	P & I		—	210	196
Borrower I	Sale	Irvington, NJ	9.5%	12/2019	P & I			300	263
Borrower J	Sale	Kernersville/Lexington, NC	9.5%	7/2026	P & I		—	568	550
Borrower K	Sale	W. Yarmouth, MA	9.0%	11/2018	P & I		—	260	260

								2,696	2,078
Note receivable	Purchase/leaseback	Various-NY	9.5%	1/2021	I	(b)		18,400	16,560

Total								$21,096	$18,638

(a)	P & I = Principal and interest paid monthly
(b)	I = Interest only paid monthly with annual principal payments due in ten equal installments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)

By:	/s/ THOMAS J. STIRNWEIS
Thomas J. Stirnweis,
Vice President, Treasurer and
Chief Financial Officer
March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID B. DRISCOLL	By:	/s/ THOMAS J. STIRNWEIS
	David B. Driscoll President, Chief Executive Officer and Director (Principal Executive Officer) March 15, 2012		Thomas J. Stirnweis Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) March 15, 2012

By:	/s/ LEO LIEBOWITZ	By:	/s/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 15, 2012		Philip E. Coviello Director March 15, 2012

By:	/s/ MILTON COOPER	By:	/s/ RICHARD E. MONTAG
	Milton Cooper Director March 15, 2012		Richard E. Montag Director March 15, 2012

By:	/s/ HOWARD SAFENOWITZ
Howard Safenowitz Director March 15, 2012

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2011

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

Filed as Exhibit 3.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333- 44065), included as Appendix D. to the Joint Proxy/Prospectus that is a part thereof, and incorporated herein by reference.

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

Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No. 333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (amended and restated as of January 1, 2010), adopted by the Company on April 26, 2010.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2010 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30,1998.

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

10.7*	Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change in control.	Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8	Form of Reorganization and Distribution Agreement between Getty Petroleum Corp. (now known as Getty Properties Corp.) and Getty Petroleum Marketing Inc. dated as of February 1, 1997.	Filed as Exhibit 10.8 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.9	Form of Tax Sharing Agreement between Getty Petroleum Corp (now known as Getty. Properties Corp.) and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.9 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10	Consolidated, Amended and Restated Master Lease Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.10 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.11	Environmental Indemnity Agreement dated November 2, 2000 between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.12	Amended and Restated Trademark License Agreement, dated November 2, 2000, between Getty Properties Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.13	Trademark License Agreement, dated November 2, 2000, between Getty™ Corp. and Getty Petroleum Marketing Inc.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.14*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.16**	Contract for Sale and Purchase between Getty Properties Corp. and various subsidiaries of Trustreet Properties, Inc. dated as of February 6, 2007.	Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-13777) and incorporated herein by reference.

10.17	Senior Unsecured Credit Agreement dated as of March 27, 2007 with J. P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2007 (File No. 001-13777) and incorporated herein by reference.

10.18*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.19*	Amendment dated December 31, 2008 to Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change of control. (See Exhibit 10.7).	Filed as Exhibit 10.20 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.20	Unitary Net Lease Agreement between GTY MD Leasing, Inc. and White Oak Petroleum LLC, dated as of September 25, 2009.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

10.21	Loan Agreement among GTY MD Leasing, Inc., Getty Properties Corp., Getty Realty Corp., and TD Bank, dated as of September 25, 2009.	Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed September 25, 2009 (File No. 001-13777) and incorporated herein by reference.

10.22**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed April, 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.23	Stipulation and order Deferring Rents Owing to Getty Properties, Establishing Procedures for the Administration of the Chapter 11 Cases, Extending the Time for the Debtors to Assume or Reject the Master Lease and Other Matters.	Filed as Exhibit 99.2 to Company’s Current Report on Form 8-K filed March 9, 2012 (File No. 001-13777) and incorporated herein by reference.

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

101.INS	XBRL Instance Document	(c)

101.SCH	XBRL Taxonomy Extension Schema	(c)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(c)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(c)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(c)

(a)	Filed herewith
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