Form 10-Q
period 2012-03-31
GETTY REALTY CORP /MD/
filed 2012-05-07
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 00-13777

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

Registrant had outstanding 33,394,755 shares of Common Stock, par value $.01 per share, as of May 7, 2012.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
Real Estate:
Land	$345,984	$345,473
Buildings and improvements	270,902	270,381

	616,886	615,854
Less — accumulated depreciation and amortization	(140,354)	(137,117)

Real estate, net	476,532	478,737
Net investment in direct financing leases	92,471	92,632
Deferred rent receivable (net of allowance of $24,574 at March 31, 2012 and $25,630 at December 31, 2011)	8,587	8,080
Cash and cash equivalents	16,087	7,698
Notes, mortgages and accounts receivable, (net of allowance of $19,700 at March 31, 2012 and $9,480 at December 31, 2011)	32,627	36,083
Other assets	17,281	11,859

Total assets	$643,585	$635,089

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$151,700	$147,700
Term loan	22,615	22,810
Environmental remediation costs	59,006	57,700
Accounts payable and accrued liabilities	31,433	34,710

Total liabilities	264,754	262,920

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,755 at March 31, 2012 and 33,394,395 at December 31, 2011	334	334
Paid-in capital	460,864	460,687
Dividends paid in excess of earnings	(82,367)	(88,852)

Total shareholders’ equity	378,831	372,169

Total liabilities and shareholders’ equity	$643,585	$635,089

The accompanying notes are an integral part of these consolidated financial statements.

1

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Revenues from rental properties	$31,214	$24,945
Interest on notes and mortgages receivable	681	405

Total revenues	31,895	25,350

Operating expenses:
Rental property expenses	6,714	3,465
Impairment charges	360	994
Environmental expenses, net	573	1,127
General and administrative expenses	13,133	4,885
Depreciation and amortization expense	3,987	2,305

Total operating expenses	24,767	12,776

Operating income	7,128	12,574

Other income, net	333	6
Interest expense	(1,483)	(1,319)

Earnings from continuing operations	5,978	11,261

Discontinued operations:
Earnings from operating activities	12	57
Gains on dispositions of real estate	495	68

Earnings from discontinued operations	507	125

Net earnings	$6,485	$11,386

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.18	$0.35
Earnings from discontinued operations	$0.02	$0.00
Net earnings	$0.19	$0.35

Weighted-average shares outstanding:
Basic	33,394	32,502
Stock options and restricted stock units	—	2

Diluted	33,394	32,504

The accompanying notes are an integral part of these consolidated financial statements.

2

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net earnings	$6,485	$11,386
Other comprehensive gain:
Net unrealized gain on interest rate swap	—	569

Comprehensive income	$6,485	$11,955

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$6,485	$11,386
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	3,987	2,325
Impairment charges	363	994
Gains from dispositions of real estate	(533)	(68)
Deferred rental revenue, net of allowance	(507)	40
Allowance for deferred rent and accounts receivable	10,220	186
Amortization of above-market and below-market leases	(142)	(135)
Accretion expense	774	136
Stock-based employee compensation expense	177	143
Changes in assets and liabilities:
Net investment in direct financing leases	161	89
Accounts receivable, net	(7,397)	(246)
Other assets	(1,455)	240
Environmental remediation costs	(927)	(314)
Accounts payable and accrued liabilities	(2,949)	2,166

Net cash flow provided by operating activities	8,257	16,942

Cash flows from investing activities:
Property acquisitions and capital expenditures	(716)	(165,393)
Proceeds from dispositions of real estate	624	116
(Increase) decrease in cash held for property acquisitions	(572)	60
Collection of notes and mortgages receivable	633	88
Issuance of notes and mortgages receivable	—	(30,400)

Net cash flow provided by (used in) investing activities	(31)	(195,529)

Cash flows from financing activities:
Borrowings under credit agreement	4,000	118,700
Repayments under term loan agreement	(195)	(195)
Payments of cash dividends	—	(14,432)
Payments of loan origination costs	(3,642)	(175)
Net proceeds from issuance of common stock	—	91,989

Net cash flow provided by financing activities	163	195,887

Net increase in cash and cash equivalents	8,389	17,300
Cash and cash equivalents at beginning of period	7,698	6,122

Cash and cash equivalents at end of period	$16,087	$23,422

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$1,038	$1,343
Income taxes paid, net	71	65

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

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Our estimates, judgments and assumptions that affect the amounts reported in our financial statements are subject to change. Actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, accounts receivable, deferred rent receivable, net investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy are as follows: Level 1-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; Level 2-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and Level 3-inputs that are unobservable.

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2012 and 2011 are reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Discontinued operations for the three months ended March 31, 2012 and 2011 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for each of the three months ended March 31, 2012 and 2011.

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

During the quarters ended March 31, 2012 and March 31, 2011, we reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $363,000 and $994,000, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated sales value expected to be received at disposition. The non-cash impairment charges recorded during the quarter ended March 31, 2012 were primarily attributable to the accumulation of costs increasing the carrying value of certain properties in excess of their fair value in conjunction with increases in estimated environmental liabilities. Impairment charges recorded during the quarter ended March 31, 2011 were attributable to reductions in real estate valuations and reductions in the assumed holding period used to test for impairment. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy.

Unaudited, Interim Financial Statements: The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Three months ended March 31,
(in thousands)	2012	2011
Earnings from continuing operations	$5,978	$11,261
Less dividend equivalents attributable to restricted stock units outstanding	—	(82)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	5,978	11,179
Discontinued operations	507	125

Net earnings attributable to common shareholders used for basic earnings per share calculation	$6,485	$11,304

Weighted-average number of common shares outstanding:
Basic	33,394	32,502
Stock options	—	2

Diluted	33,394	32,504

Restricted stock units outstanding at the end of the period	219	171

Reclassifications: Certain amounts related to 2011 have been reclassified to conform to the 2012 presentation.

2. LEASES

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses related to these properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublease approximately 20 of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. Our 1,145 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

As of March 31, 2012, Getty Petroleum Marketing Inc. (“Marketing”) was in possession of 793 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”). Following a pattern of late and nonpayment of rent, on November 28, 2011, we sent Marketing a notice terminating the Master Lease on its terms effective December 12, 2011. On December 5, 2011, Marketing filed for protection under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an Order issued by the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), effective April 30, 2012 Marketing rejected the Master Lease under United States Bankruptcy Code (the “Bankruptcy Code”) and surrendered full possession of the properties subject to the Master Lease to us. In addition to the $8,802,000 bad debt reserve we provided in the fourth quarter of 2011, during the quarter ended March 31, 2012, we provided bad debt reserves included in general and administrative expenses of $10,016,000 related to uncollected rent and real estate taxes due from Marketing for the period from January 1, 2012 through March 31, 2012. We have provided bad debt reserves for all outstanding receivables due from Marketing as of March 31, 2012 which remain unpaid as of the date of this Quarterly Report on Form 10-Q. (See note 9 for additional information regarding the portion of our historical financial results that are attributable to Marketing. See note 3 for additional information regarding Marketing and the Master Lease.)

We estimate that Marketing made annual real estate tax payments to us and directly to municipalities for properties leased under the Master Lease aggregating approximately $12,000,000. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Real estate taxes that we pay and are due from Marketing are included in revenues from rental properties and in rental property expense in our consolidated statement of operations. Revenues from rental properties and rental property expense included $3,026,000 for the quarter ended March 31, 2012 and $160,000 for the quarter ended March 31, 2011 for real estate taxes paid by us which were due from Marketing. Marketing also made additional direct payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by us. Costs paid directly by Marketing under the terms of the Master Lease are not reflected in revenues from rental properties or rental property expense in our consolidated financial statements. We expect to continue to incur costs associated with the bankruptcy proceedings with Marketing and subsequent to Marketing’s bankruptcy filing and we anticipate paying directly other property operating expenses historically paid by Marketing under the terms of the Master Lease.

Revenues from rental properties included in continuing operations for the quarters ended March 31, 2012 and 2011 were $31,214,000 and $24,945,000, respectively, of which $17,951,000 and $15,135,000, respectively, were contractually due or received from Marketing under the Master Lease and $12,629,000 and $9,595,000, respectively, were contractually due or received from other tenants. Revenues from rental properties and rental property expenses included $4,447,000 for the quarter ended March 31, 2012 and $919,000 for the quarter ended March 31, 2011 for real estate taxes paid by us which were reimbursable by tenants (which includes amounts related to the Master Lease discussed in the preceding paragraph). In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $634,000 for the quarter ended March 31, 2012 and $215,000 for the quarter ended March 31, 2011.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of March 31, 2012 and December 31, 2011, the gross deferred rent receivable attributable to the Master Lease of $24,574,000 and $25,630,000, respectively, was fully reserved. As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the third and fourth quarters of 2011, we recorded non-cash allowances for deferred rental revenue aggregating $19,758,000 fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the year ended December 31, 2011, but did not impact our cash flow from operating activities.

Under the Master Lease, Marketing remains responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warrant and all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities” or “Environmental Expenditures”). Despite such contractual responsibility, given Marketing’s bankruptcy, we have, as noted below, accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and do not expect to be reimbursed for such Environmental Expenditures unless we ultimately recover a portion of our claims as a result of the Lukoil Complaint defined below. In connection with our repositioning of the properties previously subject to the Master Lease, we anticipate that, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain some or all of the environmental liabilities (including the Marketing Environmental Liabilities) that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third party responsible therefor.

In the fourth quarter of 2011, since we no longer believed that Marketing would be able to meet its environmental remediation obligations including its obligations to remove underground storage tanks, we accrued $47,874,000 as the aggregate Marketing Environmental Liabilities which we are contingently liable for. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. As a result of Marketing’s bankruptcy filing, we anticipate that we will commence paying for these Environmental Expenditures, which Marketing historically paid directly, beginning in the second quarter of 2012.

The components of the $92,471,000 net investment in direct financing leases as of March 31, 2012, are minimum lease payments receivable of $212,012,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $131,532,000.

3. COMMITMENTS AND CONTINGENCIES

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

As of March 31, 2012, 793 or 69% of our 1,145 properties were subject to the Master Lease and a substantial portion of our total revenues are derived from the properties subject to the Master Lease. Pursuant to an Order issued by the Bankruptcy Court, effective April 30, 2012, Marketing rejected the Master Lease under the Bankruptcy Code and surrendered full possession of the properties subject to the Master Lease to us. Prior to the date of rejection of the Master Lease by Marketing, we commenced a process to reposition the Master Lease portfolio through long-term triple-net leases and interim arrangements, and as of the date of this Quarterly Report on Form 10-Q, we have successfully closed a number of these repositioning transactions. We may experience temporary disruptions in the collection of rent receipts or incur costs to dispossess Marketing’s former subtenants (or sub-subtenants) that have not entered into new agreements with us or our tenants and therefore have no right to remain at these locations. Following completion of the repositioning process, we expect the revenue realized from the properties that were previously subject to the Master Lease to be less than the contractual rent received from Marketing under the Master Lease. We expect that during and after the repositioning process we will also be required to pay or accrue for Property Expenditures, Capital Expenditures and the Marketing Environmental Liabilities relating to the properties previously subject to the Master Lease. Among other things, issues involved in re-letting or repositioning these properties and pursuit of our claims in connection with Marketing’s bankruptcy are expected to significantly increase our overhead expenses for the foreseeable future. (See note 9 for additional information regarding the portion of our historical financial results that are attributable to Marketing.)

Following a pattern of late and nonpayment of rent, on November 28, 2011, we sent Marketing a notice terminating the Master Lease on its terms effective December 12, 2011. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court.

Based on information available to us as of the date of this Quarterly Report on Form 10-Q, we estimate Marketing’s accrued obligations to us as of the date Marketing filed its bankruptcy petition to be approximately $8,802,000. This aggregate amount consists primarily of unpaid fixed rent and real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered pre-petition claims and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect on any of these pre-petition claims and in the fourth quarter of 2011 we fully reserved the amount due from Marketing for such claims.

As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during 2011, we recorded non-cash allowances for deferred rental revenue aggregating $19,758,000 fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the year ended December 31, 2011, but did not impact our cash flow from operating activities.

Shortly after filing for bankruptcy protection, Marketing filed an adversary complaint in the Bankruptcy Court against us, pursuant to which it sought to withhold post-petition rent on the basis of its assertion that we failed to perform certain environmental remediation obligations at properties subject to the Master Lease. On January 10, 2012, the Bankruptcy Court rejected Marketing’s claims to offset rent on the basis of its assertions and ordered Marketing to comply with all of its post-petition obligations under the Master Lease, including payment of fixed rent and real estate taxes (the “Order”). Under the Order, the Bankruptcy Court set a payment schedule wherein all post-petition amounts due to us, including rent for December 2011 and January 2012, would be paid by February 5, 2012. These post-petition amounts due to us, as landlord, under the Order are considered administrative claims which have priority over other creditors’ claims.

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

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties then subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of these properties. Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for all fixed rent and other obligations to be performed by Marketing due under the Master Lease from December 5, 2011 until it surrendered possession of the properties subject to the Master Lease to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims to the amount of $10,500,000, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us). We cannot predict how much of these unpaid obligations we will ultimately collect, if any.

In connection with the bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Creditors Committee will pursue the Lukoil Complaint for the benefit of the bankruptcy estate and its creditors. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our post-petition administrative claims, which have priority over other creditors’ claims, and it is also possible that we may recover a portion of our pre-petition claims against Marketing. We may also incur costs associated with pursuing the Lukoil Complaint, which would be reimbursed by the bankruptcy estate to the extent our claims are successful. The actual amount of any such claims that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts or that we will be reimbursed any costs we incur to pursue this claim.

Effective April 30, 2012, Marketing rejected the Master Lease and surrendered possession of the properties subject to the Master Lease to us. As a result of Marketing’s rejection of the Master Lease and in accordance with the terms of the Stipulation, it is anticipated that the Creditor’s Committee will file a plan of liquidation with respect to Marketing under the Bankruptcy Code after May 15, 2012. If the Creditors Committee seeks confirmation of the liquidating plan, it is contemplated in the Stipulation and expected that Mr. David B. Driscoll, our President and CEO, will serve as a co-trustee of the liquidating trust.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for the maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing failed to meet many of its obligations to undertake the Property Expenditures related to our properties. In addition to having to incur the costs of the Property Expenditures, Marketing did not pay all Property Expenditures for the period after termination of the Master Lease. In the course of repositioning the properties, we expect to incur significant costs over a period of years for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting (“Capital Improvements”). We expect to continue to incur costs associated with the Marketing bankruptcy proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such potential additional expenses. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the litigation and bankruptcy proceedings with Marketing and the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if Marketing asserts additional claims against us or seeks to liquidate its business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2012 and December 31, 2011, we had accrued $4,242,000 for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying us that we are one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. The RI/FS does not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

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

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, $1,725,000 to settle two plaintiff classes covering 52 pending cases. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.

As of March 31, 2012 and December 31, 2011, we maintained a litigation reserve relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification, and the aggregate possible amount of damages for which we may be held liable.

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

4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT

We are a party to a $175,000,000 amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which matures on March 9, 2013. As of March 31, 2012, borrowings under the Credit Agreement were $151,700,000 bearing interest at a rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The amended Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220,000,000 based on a percentage of loan outstanding to property value. The Credit Agreement allocates $125,000,000 of the total Bank Syndicate commitment to a term loan and $50,000,000 of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants, and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement contains restrictive terms and conditions, including restricting our use of proceeds from the issuance of debt or equity or the sale of properties, weekly financial reporting, financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

We are a party to a $25,000,000 amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of March 31, 2012, borrowings under the Term Loan Agreement were $22,615,000 bearing interest at a rate of 3.50% per annum. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a balloon payment due at maturity. A balloon payment of $21,900,000 is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

The fair value of the borrowings outstanding under the Credit Agreement was $151,700,000 as of March 31, 2012. The fair value of the borrowings outstanding under the Term Loan Agreement was $22,500,000 as of March 31, 2012. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy” with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3” inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

We cannot predict how the recent developments related to Marketing and the repositioning of the portfolio to generate cash flow from the properties previously subject to the Master Lease will affect our cash flow, financial performance or impact our access to capital and liquidity. It is possible that our business operations or liquidity may be further adversely affected, potentially giving rise to an event of default under the Credit Agreement and the Term Loan Agreement. Any such event of default, if not waived, would further prohibit us from drawing funds against the Credit Agreement and could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. In order to continue to meet liquidity needs (including the repayment of the balance outstanding under the Credit Agreement and the Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance the Credit Agreement and the Term Loan Agreement or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Credit Agreement and Term Loan Agreement, or simply may not be available. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Credit Agreement and the Term Loan Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Credit Agreement and the Term Loan Agreement we will be able to further amend the Credit Agreement and the Term Loan Agreement or enter into new credit agreements on favorable terms, if at all. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations and available cash and cash equivalents. If we fail to comply with the terms of the Credit Agreement and the Term Loan Agreement, obtain additional sources of financing or refinance our existing debt, this could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

5. INTEREST RATE SWAP AGREEMENT

We were a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the three months ended March 31, 2011 representing the hedge’s ineffectiveness. For the three months ended March 31, 2011, we recorded, in accumulated other comprehensive loss in our consolidated balance sheets, a gain of $569,000 from the change in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract.

The fair values of the Swap Agreement obligation were determined using (i) discounted cash flow analyses on the expected cash flows of the Swap Agreement, which were based on market data obtained from sources independent of the Company consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy”, and (ii) credit valuation adjustments, which were based on unobservable “Level 3” inputs. We classified our valuations of the Swap Agreement entirely within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments were not significant to the overall valuations of the Swap Agreement.

6. ENVIRONMENTAL MATTERS

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. We do not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47,874,000 as the aggregate Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17,017,000 where the accumulation of costs increased the carrying value of the property above its estimated fair value. During the three months ended March 31, 2012, we increased the carrying value of certain of our properties by $1,459,000 due to increases in estimated remediation costs and simultaneously recorded impairment charges aggregating $363,000 where the accumulation of costs increased the carrying value of the property above its estimated fair value. The recognition, and subsequent changes in estimates, of the Marketing Environmental Liabilities and the increase in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. The increases in carrying values of the properties for capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations in our consolidated statements of operations for the three months ended March 31, 2012 includes $1,809,000 of depreciation related to $36,441,000 of capitalized asset retirement costs.

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of March 31, 2012, December 31, 2011 and 2010, we had accrued $59,006,000, $57,700,000 and $14,874,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs net of estimated recoveries and obligations to remove USTs. The environmental liabilities were subsequently accreted for the change in present value due to the passage of time and, accordingly, $773,000 and $136,000 of net accretion expense was recorded for the three months ended March 31, 2012 and 2011, respectively, substantially all of which is included in environmental expenses. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

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

7. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders' equity for the three months ended March 31, 2012 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2011	33,394,395	$334	$460,687	$(88,852)	$372,169

Net earnings				6,485	6,485
Stock-based employee compensation expense	360		177		177

Balance, March 31, 2012	33,394,755	$334	$460,864	$(82,367)	$378,831

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2012 or December 31, 2011.

In the first quarter of 2011, we completed a public stock offering of 3,450,000 shares of our common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,989,000 net proceeds from the issuance of common stock (after related transaction costs of $264,000) was used to repay a portion of the outstanding balance under our Credit Agreement and the remainder was used for general corporate purposes.

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

We accounted for this transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, we allocated $60,610,000 of the purchase price to land, net above-market and below-market leases related to leasehold interests as lessee of $953,000 which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $2,516,000 which is accounted for as a deferred liability, $38,752,000 allocated to direct financing leases and capital lease assets, and $18,400,000 which is accounted for in notes, mortgages and accounts receivable, net. In connection with the acquisition of certain leasehold interests, we also recorded capital lease obligations aggregating $5,768,000. We also incurred transaction costs of $1,190,000 directly related to the acquisition which are included in general and administrative expenses on the consolidated statement of operations.

The selected unaudited financial data of CPD NY which has been prepared by CPD NY’s management, is provided below.

(in thousands)

Operating Data (a):

	Three months ended March 31,
	2012	2011
Total revenue	$106,655	$95,937
Gross profit	7,543	7,860
Net income	68	1,167

Balance Sheet Data:

	March 31, 2012	December 31, 2011
Current assets	$7,038	$6,166
Noncurrent assets	19,710	20,138
Current liabilities	4,190	1,039
Noncurrent liabilities	16,258	19,033

(a)	Operating data for the three months ended March 31, 2011 is from inception on January 13, 2011 through March 31, 2011.

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

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2011 has been prepared utilizing the historical financial statements of Getty Realty Corp. and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the date indicated or that will be achieved in the future.

(in thousands, except per share amounts)	Three months ended March 31, 2011
Revenues	$27,760
Net earnings	13,723
Basic and diluted net earnings per common share	0.42

9. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that were realized from the leasing operations of properties previously leased to Marketing (which represented approximately 69% of our properties as of March 31, 2012) and from properties leased to other tenants. The condensed combining financial information set forth below presents the results of operations, net assets, and cash flows related to Marketing, our other tenants and our corporate functions necessary to arrive at the information for us on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Master Lease and other tenant leases are not segregated in legal entities. However, we generally maintain our books and records in site specific detail and have classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or our other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by us using certain assumptions, judgments and allocations. Each of our properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of March 31, 2012 or the property’s use immediately prior to its disposition or third party lease expiration.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the prorata share of specifically identifiable environmental expenses for the period from January 1, 2009 through March 31, 2012.

The heading “Corporate” in the statements below includes assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes which were not incurred on behalf of our leasing operations and are not reasonably allocable to Marketing or other tenants. With respect to general and administrative expenses, we have attributed those expenses clearly applicable to Marketing and other tenants. We considered various methods of allocating to Marketing and other tenants amounts included under the heading “Corporate” and determined that none of the methods resulted in a reasonable allocation of such amounts or an allocation of such amounts that more clearly summarizes the net contribution to our financial results realized from the leasing operations of properties previously leased to Marketing and of properties leased to other tenants. Moreover, we determined that each of the allocation methods we considered resulted in a presentation of these amounts that would make it more difficult to understand the clearly identifiable results from our leasing operations attributable to Marketing and other tenants. We believe that the segregated presentation of assets, liabilities, income and expenses attributed to general and administrative functions, financing activities and parent or subsidiary level income taxes, capital taxes or franchise taxes provides the most meaningful presentation of these amounts since changes in these amounts are not fully correlated to changes in our leasing activities.

While we believe these assumptions, judgments and allocations are reasonable, the condensed combining financial information is not intended to reflect what the net results would have been had assets, liabilities, lease agreements and other operations attributable to Marketing or its other tenants been conducted through stand-alone entities during any of the periods presented.

The condensed combining balance sheet of Getty Realty Corp. as of March 31, 2012 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,598	$214,386	$—	$345,984
Buildings and improvements	170,456	100,096	350	270,902

	302,054	314,482	350	616,886
Less — accumulated depreciation and amortization	(109,498)	(30,657)	(199)	(140,354)

Real estate, net	192,556	283,825	151	476,532
Net investment in direct financing leases	—	92,471	—	92,471
Deferred rent receivable, net	—	8,587	—	8,587
Cash and cash equivalents	—	—	16,087	16,087
Notes, mortgages and accounts receivable, net	2,871	27,723	2,033	32,627
Other assets	1,595	7,448	8,238	17,281

Total assets	197,022	420,054	26,509	643,585

LIABILITIES:
Borrowings under credit line	—	—	151,700	151,700
Term loan	—	—	22,615	22,615
Environmental remediation costs	58,123	883	—	59,006
Accounts payable and accrued liabilities	679	19,254	11,500	31,433

Total liabilities	58,802	20,137	185,815	264,754

Net assets (liabilities)	$138,220	$399,917	$(159,306)	$378,831

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,077	$214,396	$—	$345,473
Buildings and improvements	170,553	99,479	349	270,381

	301,630	313,875	349	615,854
Less — accumulated depreciation and amortization	(107,478)	(29,448)	(191)	(137,117)

Real estate, net	194,152	284,427	158	478,737
Net investment in direct financing leases	—	92,632	—	92,632
Deferred rent receivable, net	—	8,080	—	8,080
Cash and cash equivalents	—	—	7,698	7,698
Notes, mortgages and accounts receivable, net	5,743	28,262	2,078	36,083
Other assets	—	7,611	4,248	11,859

Total assets	199,895	421,012	14,182	635,089

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	22,810	22,810
Environmental remediation costs	57,416	284	—	57,700
Accounts payable and accrued liabilities	4,002	19,564	11,144	34,710

Total liabilities	61,418	19,848	181,654	262,920

Net assets (liabilities)	$138,477	$401,164	$(167,472)	$372,169

The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2012 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$17,951	$13,263	$—	$31,214
Interest on notes and mortgages receivable	—	681	—	681

Total revenues	17,951	13,944	—	31,895

Operating expenses:
Rental property expenses	4,234	2,329	151	6,714
Impairment charges	337	23	—	360
Environmental expenses, net	560	13	—	573
General and administrative expenses	11,034	229	1,870	13,133
Depreciation and amortization expense	2,597	1,382	8	3,987

Total operating expenses	18,762	3,976	2,029	24,767

Operating income (loss)	(811)	9,968	(2,029)	7,128
Other income, net	1	37	295	333
Interest expense	—	—	(1,483)	(1,483)

Earnings (loss) from continuing operations	(810)	10,005	(3,217)	5,978
Discontinued operations:
Income from operating activities	10	2	—	12
Gains on dispositions of real estate	495	—	—	495

Earnings from discontinued operations	505	2	—	507

Net earnings (loss)	$(305)	$10,007	$(3,217)	$6,485

The condensed combining statement of operations of Getty Realty Corp. for the three months ended March 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$14,754	$10,191	$—	$24,945
Interest on notes and mortgages receivable	—	405	—	405

Total revenues	14,754	10,596	—	25,350

Operating expenses:
Rental property expenses	1,417	1,909	139	3,465
Impairment charges	994	—	—	994
Environmental expenses, net	1,101	26	—	1,127
General and administrative expenses	31	1,664	3,190	4,885
Depreciation and amortization expense	1,036	1,259	10	2,305

Total operating expenses	4,579	4,858	3,339	12,776

Operating income (loss)	10,175	5,738	(3,339)	12,574
Other income, net	—	—	6	6
Interest expense	—	—	(1,319)	(1,319)

Earnings (loss) from continuing operations	10,175	5,738	(4,652)	11,261
Discontinued operations:
Income (loss) from operating activities	71	(14)	—	57
Gains on dispositions of real estate	68	—	—	68

Earnings (loss) from discontinued operations	139	(14)	—	125

Net earnings (loss)	$10,314	$5,724	$(4,652)	$11,386

The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2012 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(305)	$10,007	$(3,217)	$6,485
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	2,597	1,382	8	3,987
Impairment charges	342	21	—	363
Gain from dispositions of real estate	(496)	(37)	—	(533)
Deferred rental receivable, net of allowance	—	(507)	—	(507)
Allowance for deferred rent and accounts receivable	10,016	204	—	10,220
Amortization of above-market and below-market leases	—	(142)	—	(142)
Accretion expense	756	18	—	774
Stock-based employee compensation expense	—	—	177	177
Changes in assets and liabilities:
Net investment in direct financing leases	—	161	—	161
Accounts receivable, net	(7,143)	(254)	—	(7,397)
Other assets	(1,596)	(83)	224	(1,455)
Environmental remediation costs	(1,472)	545	—	(927)
Accounts payable and accrued liabilities	(3,324)	19	356	(2,949)

Net cash flow provided by (used in) operating activities	(625)	11,334	(2,452)	8,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(715)	(1)	(716)
Proceeds from dispositions of real estate	572	52	—	624
Decrease in cash held for property acquisitions	—	—	(572)	(572)
Collection of notes and mortgages receivable	—	588	45	633

Net cash flow provided by (used in) investing activities	572	(75)	(528)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	4,000	4,000
Repayments under term loan agreement	—	—	(195)	(195)
Payments of loan origination costs	—	—	(3,642)	(3,642)
Cash consolidation – Corporate	53	(11,259)	11,206	—

Net cash flow provided by (used in) financing activities	53	(11,259)	11,369	163

Net increase in cash and cash equivalents	—	—	8,389	8,389
Cash and cash equivalents at beginning of period	—	—	7,698	7,698

Cash and cash equivalents at end of period	$—	$—	$16,087	$16,087

The condensed combining statement of cash flows of Getty Realty Corp. for the three months ended March 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,314	$5,724	$(4,652)	$11,386
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	1,041	1,274	10	2,325
Impairment charges	994	—	—	994
Gain from dispositions of real estate	(68)	—	—	(68)
Deferred rental receivable, net of allowance	353	(313)	—	40
Allowance for deferred rent and accounts receivable	—	186	—	186
Amortization of above-market and below-market leases	—	(135)	—	(135)
Accretion expense	133	3	—	136
Stock-based employee compensation expense	—	—	143	143
Changes in assets and liabilities:
Net investments in direct financing leases	—	89	—	89
Accounts receivable, net	(4)	(242)	—	(246)
Other assets	—	(205)	445	240
Environmental remediation costs	(367)	53	—	(314)
Accounts payable and accrued liabilities	(45)	2,781	(570)	2,166

Net cash flow provided by (used in) operating activities	12,351	9,215	(4,624)	16,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(165,393)	—	(165,393)
Proceeds from dispositions of real estate	116	—	—	116
Decrease in cash held for property acquisitions	—	—	60	60
Issuance of notes and mortgages receivable	—	(30,400)	—	(30,400)
Collection of notes and mortgages receivable	—	—	88	88

Net cash flow provided by (used in) investing activities	116	(195,793)	148	(195,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	118,700	118,700
Repayments under term loan agreement	—	—	(195)	(195)
Cash dividends paid	—	—	(14,432)	(14,432)
Payments of loan origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,989	91,989
Cash consolidation – Corporate	(12,467)	186,578	(174,111)	—

Net cash flow provided by (used in) financing activities	(12,467)	186,578	21,776	195,887

Net increase in cash and cash equivalents	—	—	17,300	17,300
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of period	$—	$—	$23,422	$23,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2011, and “Part I, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

We lease or sublet our properties primarily to distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services. These tenants are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. Our tenants’ subtenants either operate their gas stations, convenience stores, automotive repair services or other businesses at our properties or are petroleum distributors who operate our properties directly or sublet our properties to the operators. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. We lease or sublet approximately 20 of our properties for uses such as fast food restaurants, automobile sales and other retail purposes. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 and which appears in this Quarterly Report on Form 10-Q.)

Marketing and the Marketing Leases

As of March 31, 2012, 793 or 69% of our 1,145 properties were subject to the Master Lease and a substantial portion of our total revenues were derived from properties subject to the Master Lease. Pursuant to an Order issued by the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), effective April 30, 2012, Marketing rejected the Master Lease under United States

Bankruptcy Code (the “Bankruptcy Code”) and surrendered full possession of the properties subject to the Master Lease to us. As described in more detail below, prior to the date of rejection of the Master Lease by Marketing, we commenced a process to reposition the portfolio of properties that were previously subject to the Master Lease by entering into new long-term triple-net leases as well as interim fuel supply arrangements, and as of the date of this Quarterly Report on Form 10-Q, we have successfully closed a number of these repositioning transactions. We may experience temporary disruptions in the collection of rent receipts or incur costs to dispossess Marketing’s former subtenants (or sub-subtenants) which have not entered into new agreements with us or our tenants and therefore have no right to remain at these locations. Following completion of the repositioning process, we expect the revenue realized from the properties that were previously subject to the Master Lease to be less than the contractual rent received from Marketing under the Master Lease. We expect that during and after the repositioning process we will also be required to pay or accrue for Property Expenditures, Capital Expenditures and the Marketing Environmental Liabilities relating to the properties previously subject to the Master Lease. Among other things, issues involved in re-letting or repositioning these properties and pursuit of our claims in connection with Marketing’s bankruptcy, are expected to significantly increase our overhead expenses for the foreseeable future. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 9 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”)

Following a pattern of late and nonpayment of rent, on November 28, 2011, we sent Marketing a notice terminating the Master Lease effective December 12, 2011. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court.

Based on information available to us as of the date of this Quarterly Report on Form 10-Q, we estimate Marketing’s accrued obligations to us as of the date Marketing filed its bankruptcy petition to be approximately $8.8 million. This aggregate amount consists primarily of unpaid fixed rent and real estate taxes (including real estate taxes that we began paying in the first quarter of 2012, which taxes Marketing historically paid directly) and to a lesser extent other property-related expenses which are Marketing’s responsibility pursuant to the Master Lease. These unpaid obligations are considered pre-petition claims and subject to discharge by Marketing in its bankruptcy proceedings. We do not expect to collect on any of these pre-petition claims and in the fourth quarter of 2011 we fully reserved the amount due from Marketing for such claims.

As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during 2011, we recorded non-cash allowances for deferred rental revenue aggregating $19.8 million fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the year ended December 31, 2011, but did not impact our cash flow from operating activities.

Shortly after filing for bankruptcy protection, Marketing filed an adversary complaint in the Bankruptcy Court against us, pursuant to which it sought to withhold post-petition rent on the basis of its assertion that we failed to perform certain environmental remediation obligations at properties subject to the Master Lease. On January 10, 2012, the Bankruptcy Court rejected Marketing’s claims to offset rent on the basis of its assertions and ordered Marketing to comply with all of its post-petition obligations under the Master Lease, including payment of fixed rent and real estate taxes (the “Order”). Under the

Order, the Bankruptcy Court set a payment schedule wherein all post-petition amounts due to us, including rent for December 2011 and January 2012, would be paid by February 5, 2012. These post-petition amounts due to us, as landlord, under the Order are considered administrative claims which have priority over other creditors’ claims.

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

On March 7, 2012, we entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Our decision to enter into the Stipulation was based on our belief that doing so avoided possible costly litigation, improved our ability to capture cash flow relating to the properties then subject to the Master Lease, minimized disruption to the operations of our properties that could occur from cessation of gas sales by the operators thereof, and permitted us to take greater control of the process for orderly recapture and re-letting or other re-disposition of these properties. Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for all fixed rent and other obligations to be performed by Marketing due under the Master Lease from December 5, 2011 until it surrendered possession of the properties subject to the Master Lease to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims to the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us). We cannot predict how much of these unpaid obligations we will ultimately collect, if any.

Of the $13.7 million payments received through the date of this Quarterly Report on Form 10-Q, $5.7 million has been applied to outstanding receivables accrued for income recognized through December 31, 2011. Accordingly, only $8.0 million of such payments are available to be applied to Marketing’s contractual rent and real estate tax obligations to us of approximately $18.0 million attributable to the first quarter of 2012. As is the case with respect to the approximately $8.8 million of pre-petition claims, we do not expect to collect substantially all of the $10.0 million unpaid amounts attributable to the first quarter of 2012 from Marketing. As a result, we provided for bad debt reserves for all outstanding receivables due from Marketing as of March 31, 2012 which remain unpaid as of the date of this Quarterly Report on Form 10-Q. We anticipate that we will provide bad debt reserves for all outstanding receivables due from Marketing for the second quarter of 2012 and thereafter unless payment is made, which we deem doubtful.

In connection with the bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Creditors Committee will pursue the Lukoil Complaint for the benefit of the bankruptcy estate and its creditors. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our post-petition administrative claims, which have priority over other creditors’ claims, and it is also possible that we may recover a portion of our pre-petition claims against Marketing. We may also incur costs associated with pursuing the Lukoil Complaint, which would be reimbursed by the bankruptcy estate to the extent our claims are successful. The actual amount of any such claims that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts or that we will be reimbursed any costs we incur to pursue this claim.

Effective April 30, 2012, Marketing rejected the Master Lease and surrendered possession of the properties subject to the Master Lease to us. As a result of Marketing’s rejection of the Master Lease and in accordance with the terms of the Stipulation, it is anticipated that the Creditors Committee will file a plan of liquidation with respect to Marketing under the Bankruptcy Code after May 15, 2012. If the Creditors Committee seeks confirmation of the liquidating plan, it is contemplated in the Stipulation and expected that Mr. David B. Driscoll, our President and CEO, will serve as a co-trustee of the liquidating trust.

In connection with our efforts to reposition the Master Lease portfolio following rejection of the Master Lease with Marketing, effective on or about May 1, 2012, we have:

•

Entered into long-term triple-net leases comprising 282 locations with affiliates of Lehigh Gas, Chestnut Petroleum Distributors, Ramoco Fuels and Sam's Food Stores, as well as adding properties to an existing lease with MWS Enterprises (Arrowmart). The properties are located in New England, Southern New Jersey, Southeastern and Central Pennsylvania and upstate New York (Buffalo).

•

Entered into an interim fuel supply and services agreement with Global Partners, LP to provide gasoline supply and certain oversight services with respect to approximately 254 locations located in the New York City metro area and New Jersey. We will receive monthly payments from gas station operators who occupy these properties under separate license agreements, while remaining responsible for certain costs including maintenance and taxes. Under our agreement with Global, Global will supply fuel to the licensee locations and will pay us a fee based on gallons sold.

•	Entered into a variety of other fuel supply, direct leases and licenses for the remaining properties, excluding properties being marketed for sale or are vacant.

•

Engaged other engineering, maintenance and compliance-related service providers to perform various functions which were previously performed by Marketing for the operating sites subject to our interim supply arrangements, and which would be taken over by any new distributor with whom we may lease such sites going forward.

All of our direct relationships with the operators at these sites are structured as temporary licenses, rather than leases, which we believe will allow greater flexibility to transition these sites to new fuel distributors under portfolio-based long-term triple-net leases or to transition them to other tenants or sell them. We intend to work to maximize the value of these locations in a deliberate manner to maintain flexibility and generate optimal results considering our short, intermediate and long-term alternatives and opportunities.

In select locations, we and our new distributor tenants are encountering reluctance by former subtenants (or sub-subtenants) of Marketing to enter into temporary licenses or new sublease agreements offered to them. As a result, we and our new distributor tenants may experience temporary disruptions in the collection of rent receipts from these locations. We intend to directly or, as to locations subject of new leases, together with our new distributor tenants, pursue the dispossession process to the fullest extent permitted by law.

We anticipate entering into multiple additional triple-net leases with fuel distributors in 2012. At the conclusion of the repositioning process we also expect that we will enter into individual arrangements with the existing occupants of certain of our properties or operators of groups of properties, allowing them to continue to use and occupy the premises as long as they continue to pay us appropriate compensation and abide by other appropriate covenants, or we may enter into a new leases with such occupants, whether on substantially the same terms that had previously been in place between such occupant and Marketing or on modified terms.

We are continuing our efforts to sell approximately 145 properties that were previously subject to the Master Lease and have previously had their underground storage tanks removed and nine petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. In 2012, we completed the sale of 7 properties. We have signed contracts to sell another 12 properties. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any future dispositions.

Under the Master Lease, Marketing remains responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warrant and all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leases from us (collectively the “Marketing Environmental Liabilities” or “Environmental Expenditures”). Despite such contractual responsibility, given Marketing’s bankruptcy, we have, as noted below, accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and do not expect to be reimbursed for such Environmental Expenditures unless we ultimately recover a portion of our claims as a result of the Lukoil Complaint described above. In connection with our repositioning of the properties previously subject to the Master Lease, we anticipate that, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental liabilities (including the Marketing Environmental Liabilities) that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third party responsible therefor.

In the fourth quarter of 2011, since we no longer believed that Marketing would be able to meet its environmental remediation obligations including its obligations to remove underground storage tanks, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities which we are contingently liable for. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. As a result of Marketing’s bankruptcy filing, we anticipate that we will commence paying for the Marketing Environmental Liabilities beginning in the second quarter of 2012.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for the maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease. Marketing failed to meet many of its obligations to undertake the Property Expenditures related to our properties. In addition to having to incur the costs of the Property Expenditures, Marketing did not pay all Property Expenditures for the period after termination of the Master Lease. In the course of repositioning the properties, we expect to incur significant costs over a period of years for required renovations, replacement of underground storage tanks and related equipment or environmental remediation, zoning and permitting (“Capital Improvements”). We expect to continue to incur costs associated with the Marketing bankruptcy proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such potential additional expenses. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the litigation and bankruptcy proceedings with Marketing and the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if Marketing asserts additional claims against us or seeks to liquidate its business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 9 in “Item 1. Financial Statements — Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 and which appears in this Quarterly Report on Form 10-Q.)

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO for the quarter ended March 31, 2011 to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual or infrequently recurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual or infrequently occurring items are not reflective of normal operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, property acquisition costs and other unusual or infrequently occurring items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) our operating expenses (exclusive of direct expensed operating property acquisition costs); and (v) other unusual or infrequently occurring items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net earnings	$6,485	$11,386
Depreciation and amortization of real estate assets	3,987	2,325
Gains from dispositions of real estate	(533)	(68)
Impairment charges	363	994

Funds from operations	10,302	14,637
Revenue recognition adjustments	(634)	(230)
Property acquisition costs	—	1,986

Adjusted funds from operations	$9,668	$16,393

Diluted per share amounts:
Earnings per share	$0.19	$0.35
Funds from operations per share	$0.31	$0.45
Adjusted funds from operations per share	$0.29	$0.50
Diluted weighted-average shares outstanding	33,394	32,504

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues from rental properties included in continuing operations increased by $6.3 million to $31.2 million for the three months ended March 31, 2012, as compared to $24.9 million for the three months ended March 31, 2011. Revenues from rental properties include approximately $12.6 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively, in rent contractually due or received from tenants other than Marketing. The increase in rent contractually due or received from tenants other than Marketing for the three months ended March 31, 2012 was primarily due to rental income from properties we acquired from, and leased back to, CPD NY Energy Corp. (“CPD NY”) in January 2011 and Nouria Energy Ventures I, LLC (“Nouria”) in March 2011.

Revenues from rental properties for the three months ended March 31, 2012 include approximately $18.0 million (for which bad debt reserves of $10.0 million were provided and are included in general and administrative expenses in our consolidated statement of operations) and, for the three months ended March 31, 2011, $15.1 million in rent contractually due or received from properties previously leased to Marketing under the Master Lease. The increase in the rent contractually due or received from Marketing for the three months ended March 31, 2012 was primarily due to an increase in the real estate taxes we pay and bill to Marketing. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $3.0 million for the three months ended March 31, 2012 as compared to $0.2 million for the three months ended March 31, 2011 for real estate taxes paid by us which were due from Marketing.

The increase in rent contractually due or received from Marketing and other tenants for the three months ended March 31, 2012 was also due, to a lesser extent, to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations. In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.6 million for the three months ended March 31, 2012 and $0.2 million for the three months ended March 31, 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $6.7 million for the months ended March 31, 2012 as compared to $3.5 million for the three months ended March 31, 2011. The increase in rental property expenses is principally due to additional real estate tax and rent expenses paid by us and reimbursable by our tenants related to properties and leasehold interests acquired in 2011 and accrued past due real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. The reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. As described below, we provided a bad debt reserve for the unpaid taxes reimbursable from Marketing since we do not expect to receive payment from Marketing.

Non-cash impairment charges of $0.4 million are included in continuing operations for the quarter ended March 31, 2012, as compared to $1.0 million recorded for the three months ended March 31, 2011. During the three months ended March 31, 2012, we reduced the carrying amount of certain of our properties to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $0.4 million. The non-cash impairment charges recorded during the quarter ended March 31, 2012 were primarily attributable to the accumulation of costs increasing the carrying value of certain properties above their fair value in conjunction with increases in estimated environmental liabilities. The non-cash impairment charges recorded for the three months ended March 31, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the three months ended March 31, 2012 decreased by $0.5 million, to $0.6 million, as compared to $1.1 million for the three months ended March 31, 2011. The decrease in net environmental expenses for the three months ended March 31, 2012 was primarily due to a lower provision for litigation loss reserves and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $8.2 million to $13.1 million for the three months ended March 31, 2012, as compared to $4.9 million recorded for the three months ended March 31, 2011. The increase in general and administrative expenses was principally due to $10.2 million additional bad debt reserves provided primarily attributable to nonpayment of rent and real estate taxes due from Marketing that we do not expect to collect, $1.0 million of legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing, higher employee related expenses and legal fees recorded in the three months ended March 31, 2012. The increase in general and administrative expenses was partially offset by $2.0 million of property acquisition costs incurred in 2011.

Depreciation and amortization expense included in continuing operations was $4.0 million for the three months ended March 31, 2012, as compared to $2.3 million for the three months ended March 31, 2011. The increase was primarily due to depreciation charges related to capitalized asset retirement costs and properties acquired in 2011, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $12.0 million to $24.8 million for the three months ended March 31, 2012, as compared to $12.8 million for the three months ended March 31, 2011.

Other income, net, included in income from continuing operations was $0.3 million for the three months ended March 31, 2012, as compared to $0.006 million for the three months ended March 31, 2011. Gains from dispositions of real estate included in discontinued operations were $0.5 million for the three months ended March 31, 2012 and $0.1 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, there were two property dispositions. For the three months ended March 31, 2011, there was one property disposition. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $1.5 million for the three months ended March 31, 2012, as compared to $1.3 million for the three months ended March 31, 2011. The increase was due to an increase in the weighted average interest rate on borrowings outstanding due to changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan Agreement, (each described in “Liquidity and Capital Resources” below) and higher average borrowings outstanding for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, partially offset by the expiration of the Swap Agreement on June 30, 2011.

The operating results and gains from certain dispositions of real estate sold in 2012 and 2011 have been reclassified as discontinued operations. The operating results of such properties for the three months ended March 31, 2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations increased by $0.4 million to $0.5 million for the three months ended March 31, 2012, as compared to $0.1 million for the three months ended March 31, 2011. The increase was primarily due to higher gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

As a result, earnings from continuing operations were $6.0 million for the three months ended March 31, 2012, as compared to $11.3 million for the three months ended March 31, 2011 and net earnings decreased by $4.9 million to $6.5 million for the three months ended March 31, 2012, as compared to $11.4 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, FFO decreased by $4.3 million to $10.3 million, as compared to $14.6 million for the three months ended March 31, 2011, and AFFO decreased by $6.7 million to $9.7 million, as compared to $16.4 million for the three months ended March 31, 2011. The decrease in FFO for the three months ended March 31, 2012 was primarily due to the changes in net earnings but excludes a $0.6 million decrease in impairment charges, a $1.7 million increase in depreciation and amortization expense and a $0.5 million increase in gains on dispositions of real estate. The decrease in AFFO for the three months ended March 31, 2012 also excludes a $0.4 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented and $2.0 million of acquisition costs incurred in 2011 (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share and AFFO per share for the three months ended March 31, 2012 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2011. The weighted average number of shares outstanding used in our per share calculations increased by 0.9 million shares, or 2.7%, for the three months ended March 31, 2012, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.19 per share for the three months March 31, 2012, as compared to $0.35 per share for the three months ended March 31, 2011. Diluted FFO per share for the three months ended March 31, 2012 was $0.31 per share, as compared to $0.45 per share for the three months ended March 31, 2011. Diluted AFFO per share for the three months ended March 31, 2012 was $0.29 per share, as compared to $0.50 per share for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement that expires in March 2013 as a source of liquidity. However, under the terms of the Credit Agreement, we are unable to borrow additional funds until we meet certain criteria as described below. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 were $8.3 million and $16.9 million, respectively. Our business operations and liquidity are dependent on our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease discussed in “General — Marketing and the Master Lease” above. We may be required to enter into alternative loan agreements, sell assets or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or Term Loan Agreement.

We cannot predict how the recent developments related to Marketing and the repositioning of the portfolio to generate cash flow from the properties previously subject to the Master Lease will affect our cash flow, financial performance or impact our access to capital and liquidity. It is possible that our business operations or liquidity may be further adversely affected, potentially giving rise to an event of default under the Credit Agreement and the Term Loan Agreement. Any such event of default, if not waived, would further prohibit us from drawing funds against the Credit Agreement and could result in an increase in the cost of our borrowings or the acceleration of our indebtedness under the Credit Agreement and the Term Loan Agreement. In order to continue to meet liquidity needs (including the repayment of the balance outstanding under the Credit Agreement and the Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance the Credit Agreement and the Term Loan Agreement or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under our current Credit Agreement and Term Loan Agreement, or simply may not be available. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Credit Agreement and the Term Loan Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Credit Agreement and the Term Loan Agreement we will be able to further amend the Credit Agreement and the Term Loan Agreement or enter into new credit agreements on favorable terms, if at all. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations and available cash and cash equivalents. If we fail to comply with the terms of the Credit Agreement and the Term Loan Agreement, obtain additional sources of financing or refinance our existing debt, this could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Credit Agreement

We are a party to a $175.0 million amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires on March 9, 2013. As of March 31, 2012, borrowings under the Credit Agreement were $151.7 million, bearing interest at a rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The amended Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220.0 million based on a percentage of loan outstanding to property value. The Credit Agreement allocates $125.0 million of the total Bank Syndicate commitment to a term loan and $50.0 million of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement contains restrictive terms and conditions including restricting our use of proceeds from the issuance of debt or equity or the sale of properties; weekly financial reporting; and financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

Term Loan Agreement

We are a party to a $25.0 million amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of March 31, 2012, borrowings under the Term Loan Agreement were $22.6 million bearing interest at a rate of 3.50% per annum. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a balloon payment due at maturity. A balloon payment of $21.9 million is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

Swap Agreement

We were party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), which expired June 30, 2011. The Swap Agreement was intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements. We are fully exposed to interest rate risk on our aggregate borrowings floating at market rates and are prohibited from entering into another swap agreement under the terms of the Credit Agreement.

Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. Our property acquisitions and capital expenditures for the three months ended March 31, 2012 and 2011 amounted to $0.7 million and $165.4 million, respectively. As part of the repositioning of the properties previously subject to the Master Lease, we are evaluating potential capital expenditures and funding sources. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease. However, our tenants frequently make improvements to the properties leased from us at their expense. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011).

To the extent that our current sources of liquidity are not sufficient to fund capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we, among other requirements, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 90% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. The procedure will only apply to distributions made after 2011 to the extent that we properly elect under applicable law to treat such distributions as made out of taxable income that arose in 2011. We cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement with respect to taxable income arising in 2012 and thereafter by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Term Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Term Loan Agreement prohibit the payment of dividends during certain events of default.

We elected not to pay a dividend for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011 where we paid a cash dividend to holders of our common stock of $0.48 per share. We continue to evaluate our dividend policy in consideration of the uncertainty regarding our revenues and expenses related to our efforts to reposition the Master Lease portfolio following rejection of the Master Lease with Marketing and the restrictions contained in the Credit Agreement and the Term Loan Agreement discussed above. We cannot provide any assurance regarding when we will resume paying cash dividends, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

Our accounting policies are described in note 1 of “Item 1. Financial Statements—Notes to Consolidated Financial Statements” that appears in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the deferred rent receivable attributable to the Master Lease was fully reserved. In addition, as of March 31, 2012, other than $2.9 million subsequently collected from Marketing in April 2012, all pre-petition and post-petition claims for unpaid fixed rent and real estate taxes due from Marketing included in accounts receivable was fully reserved. Beginning in the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued the Marketing Environmental Liabilities. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective March 31, 2012 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that we may be required to record impairment charges related to the portfolio of properties or adjust our accrual for the Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease that affect the amounts reported in our financial statements.

ENVIRONMENTAL MATTERS

General

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. We do not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the accumulation of costs increased the carrying value of the property above its estimated fair value. During the three months ended March 31, 2012, we increased carrying value of certain of our properties by $1.5 million due to increases in estimated remediation costs and simultaneously recorded impairment charges aggregating $0.4 million where the accumulation of costs increased the carrying value of the property above its estimated fair value. The increases in carrying values of the properties for capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others.

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of March 31, 2012, December 31, 2011 and December 31, 2010, we had accrued $59.0 million, $57.7 million and $14.9 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs and obligations to remove USTs. The accrued environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.8 million and $0.1 million of accretion expense was recorded for the three months ended March 31, 2012 and 2011, respectively, substantially all of which is included in environmental expenses and the remainder of which is included in discontinued operations. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

Environmental liabilities are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses. Accordingly, the environmental accrual as of March 31, 2012 was increased by $4.6 million before inflation and present value discount adjustments. The resulting environmental accrual as of March 31, 2012 was then further increased by $10.0 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.00%, we then reduced the net environmental accrual, as previously adjusted, by a $20.3 million discount to present value. Had we assumed an inflation rate that was 0.50% higher and a discount rate that was 0.50% lower, net environmental liabilities accrued as of March 31, 2012 would have increased by an aggregate of $2.1 million. However, the aggregate net change in environmental estimates recorded during the three months ended March 31, 2012 would not have changed significantly if these changes in the assumptions were made effective December 31, 2011.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2012 and December 31, 2011, we had accrued $4.2 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements regarding: our largest tenant, Marketing included in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General – Marketing and the Master Lease” and elsewhere in this Quarterly Report on Form 10-Q; our expectations about Marketing meeting its pre-petition and post-petition obligations under the Master Lease or any related court orders; our ability to reposition our properties that were previously subject to the Master Lease; our expectations regarding entering into short and long-term arrangements with respect to the properties that were previously subject to the Master Lease; our beliefs regarding the amount of revenue we expect to realize from the properties that were previously subject to the Master Lease; our expectations regarding incurring costs associated with repositioning the properties that were previously subject to the Master Lease; our expectations about Marketing’s accrued obligations to us; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our estimates regarding any eviction proceedings we may have to initiate to take control of our properties; the impact of the developments related to Marketing on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Term Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).

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

These risks include, but are not limited to risks associated with: Marketing filing for bankruptcy protection; repositioning our properties that were previously subject to the Master Lease; our estimates and assumptions regarding expenses and accruals relating to Marketing’s bankruptcy, the process of taking control of our properties previously subject to the Master Lease and repositioning such properties; the possibility that Marketing may seek to liquidate its business; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease; our ability to obtain favorable terms on any properties that we sell; Marketing complying with the terms of the Stipulation and any related court order; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty credit risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this Quarterly Report on Form 10-Q and those that are described from time to time in our other filings with the SEC.

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prior to April 2006, when we entered into a swap agreement with JPMorgan Chase, N.A. (the “Swap Agreement”), we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. The Swap Agreement expired on June 30, 2011 and we currently do not intend to enter into another swap agreement. Under the terms of the Credit Agreement, we are not permitted to enter into another swap agreement. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rate.

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement as amended on March 9, 2012 and our $25.0 million Term Loan Agreement as amended on March 9, 2012. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of March 31, 2012 under the Credit Agreement and the Term Loan Agreement were $151.7 million and $22.6 million, respectively, bearing interest at a weighted-average rate of 3.28% per annum. The weighted-average effective rate is based on (i) $151.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 3.00%, and (ii) $22.6 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%. Our Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. It is possible that our business operations or liquidity may be further adversely affected by our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease as discussed in “General—Marketing and the Master Lease” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would further prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or our Term Loan Agreement.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of March 31, 2012 has not changed significantly, as compared to December 31, 2011. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our aggregate average borrowings outstanding under the Credit Agreement and the Term Loan Agreement projected at $174.0 million for the remainder of 2012, an increase in market interest rates of 0.50% for the remainder of 2012, along with the 2.0% increase in the LIBOR interest rate margin pursuant to the Credit Agreement amended on March 9, 2012, would decrease our 2012 net income and cash flows by $3.0 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings outstanding floating at market rates, and assumes that the $151.7 million borrowings outstanding under the Credit Agreement as of March 31, 2012 and the $22.3 million average scheduled borrowings outstanding for 2012 under the Term Loan Agreement is indicative of our future average borrowings outstanding for 2012 before considering additional borrowings required for future acquisitions or repayment of borrowings outstanding from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the borrowings outstanding under our Credit Agreement, with decreases in the borrowings outstanding amount under our Term Loan Agreement and with increases or decreases in borrowings outstanding under agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 except as follows:

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease.

In addition to the risks related to Marketing as described herein, we are subject to risks that financial distress, default or bankruptcy of our other tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms governing (i) the properties previously subject to the Master Lease that are being repositioned and (ii) renewal or re-letting of our properties (including the cost of required renovations, replacement of underground storage tanks and related equipment or environmental remediation) may be less favorable than current lease terms. We are also subject to the risk that the values of our properties that we sell may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.

The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. In select locations, with respect to our new leases, we and our new distributor tenants are encountering reluctance by former subtenants (or sub-subtenants) of Marketing to enter into temporary licenses or new sublease agreements offered to them. As a result, we and our new distributor tenants may experience temporary disruptions in the collection of rent receipts from these locations. We intend to directly or, as to locations subject of new leases, together with our new distributor tenants, pursue the dispossession process to the fullest extent permitted by law. These risks are greater with respect to certain of our tenants who lease multiple properties from us. If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant. If our tenants do not perform their lease obligations; or we are unable to renew existing leases and promptly recapture and re-let or sell vacant locations; or if lease terms upon renewal or re-letting are less favorable than current lease terms; or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; then our cash flow could be significantly adversely affected.

Item 4. Mine Safety Disclosures

None.

Item 5. Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment to Loan Agreement, dated as of March 9, 2012, made by and among GTY MD Leasing, Inc., Getty Properties Corp., Getty Realty Corp., and TD Bank

10.2	Amended and Restated Credit Agreement, dated as of March 9, 2012, among Getty Realty Corp., Lenders named therein and JPMorgan Chase Bank, N. A. as Administrative Agent

10.3*	Form of Letter Agreement concerning potential grants of restricted stock units under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

101.INS	XBRL Instance Document (b)
101.SCH	XBRL Taxonomy Extension Schema (b)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)

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

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp.
(Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President, Treasurer and
Chief Financial Officer
May 7, 2012

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief
Executive Officer
May 7, 2012