Form 10-Q
period 2012-06-30
GETTY REALTY CORP /MD/
filed 2012-08-02
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Registrant had outstanding 33,394,835 shares of Common Stock, par value $.01 per share, as of August 1, 2012.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Real Estate:
Land	$344,309	$345,473
Buildings and improvements	251,942	270,381

	596,251	615,854
Less — accumulated depreciation and amortization	(129,838)	(137,117)

Real estate, net	466,413	478,737
Net investment in direct financing leases	92,290	92,632
Deferred rent receivable (net of allowance of $25,630 at December 31, 2011)	9,459	8,080
Cash and cash equivalents	18,492	7,698
Notes, mortgages and accounts receivable, (net of allowance of $26,219 at June 30, 2012 and $9,480 at December 31, 2011)	34,303	36,083
Other assets	26,969	11,859

Total assets	$647,926	$635,089

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$151,700	$147,700
Term loan	22,420	22,810
Environmental remediation costs	52,263	57,700
Dividends payable	4,202	—
Accounts payable and accrued liabilities	38,891	34,710

Total liabilities	269,476	262,920

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,394,835 at June 30, 2012 and 33,394,395 at December 31, 2011	334	334
Paid-in capital	461,059	460,687
Dividends paid in excess of earnings	(82,943)	(88,852)

Total shareholders’ equity	378,450	372,169

Total liabilities and shareholders’ equity	$647,926	$635,089

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Revenues from rental properties	$26,775	$26,893	$57,832	$51,685
Interest on notes and mortgages receivable	700	741	1,381	1,146

Total revenues	27,475	27,634	59,213	52,831

Operating expenses:
Rental property expenses	7,999	3,721	14,600	7,209
Impairment charges	2,511	1,263	2,871	2,257
Environmental expenses, net	(564)	1,325	9	2,452
General and administrative expenses	10,547	2,736	23,680	7,621
Depreciation and amortization expense	3,487	2,158	7,474	4,476

Total operating expenses	23,980	11,203	48,634	24,015

Operating income	3,495	16,431	10,579	28,816
Other income (expense), net	(1)	(49)	332	(43)
Interest expense	(2,692)	(1,346)	(4,175)	(2,665)

Earnings from continuing operations	802	15,036	6,736	26,108
Discontinued operations:
Earnings (loss) from operating activities	116	(65)	172	181
Gains from dispositions of real estate	2,708	231	3,203	299

Earnings from discontinued operations	2,824	166	3,375	480

Net earnings	$3,626	$15,202	$10,111	$26,588

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.02	$0.45	$0.20	$0.79
Earnings from discontinued operations	$0.08	$—	$0.10	$0.01
Net earnings	$0.11	$0.45	$0.30	$0.80
Weighted-average shares outstanding:
Basic	33,395	33,394	33,395	32,948
Stock options	—	1	—	2

Diluted	33,395	33,395	33,395	32,950

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$3,626	$15,202	$10,111	$26,588
Other comprehensive gain:
Net unrealized gain on interest rate swap	—	584	—	1,153

Comprehensive income	$3,626	$15,786	$10,111	$27,741

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$10,111	$26,588
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	7,474	4,530
Impairment charges	3,146	2,507
Gains from dispositions of real estate	(3,241)	(319)
Deferred rental revenue, net of allowance	(1,379)	(184)
Allowance for deferred rent and accounts receivable	16,739	215
Amortization of above-market and below-market leases	(211)	(262)
Accretion expense	1,584	296
Stock-based employee compensation expense	372	311
Changes in assets and liabilities:
Net investment in direct financing leases	342	211
Accounts receivable, net	(14,876)	(150)
Other assets	(3,334)	75
Environmental remediation costs	(3,811)	(110)
Accounts payable and accrued liabilities	(2,480)	1,616

Net cash flow provided by operating activities	10,436	35,324

Cash flows from investing activities:
Property acquisitions and capital expenditures	(2,465)	(166,594)
Proceeds from dispositions of real estate	5,013	784
(Increase) decrease in cash held for property acquisitions	(2,016)	60
Collection of notes and mortgages receivable	928	307
Issuance of notes and mortgages receivable	(1,011)	(30,640)

Net cash flow provided by (used in) investing activities	449	(196,083)

Cash flows from financing activities:
Borrowings under credit agreement	4,000	231,253
Repayments under credit agreement	—	(122,553)
Repayments under term loan agreement	(390)	(390)
Payments of cash dividends	—	(30,543)
Payments of loan origination costs	(3,701)	(175)
Net proceeds from issuance of common stock	—	91,986

Net cash flow provided by (used in) financing activities	(91)	169,578

Net increase in cash and cash equivalents	10,794	8,819
Cash and cash equivalents at beginning of period	7,698	6,122

Cash and cash equivalents at end of period	$18,492	$14,941

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$2,730	$2,466
Income taxes paid, net	178	146
Environmental remediation costs	1,162	1,161

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

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Our estimates, judgments and assumptions that affect the amounts reported in our financial statements are subject to change. Actual results could differ from those estimates, judgments and assumptions. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, accounts receivable and related reserves, deferred rent receivable, net investment in direct financing leases, asset retirement obligations including environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

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

Discontinued Operations: The operating results and gains from certain dispositions of real estate sold in 2012 and 2011 are reclassified as discontinued operations. The operating results of such properties for the quarter and six months ended June 30, 2011 has also been reclassified to discontinued operations to conform to the 2012 presentation. Discontinued operations for the quarter and six months ended June 30, 2012 and 2011 are primarily comprised of gains or losses from property dispositions. The revenue from rental properties and expenses related to these properties are insignificant for each of the quarter and six months ended June 30, 2012 and 2011.

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

During the quarter and six months ended June 30, 2012 and 2011, we reduced the carrying amount to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $2,783,000 and $3,146,000, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated sales value expected to be received at disposition. The non-cash impairment charges recorded during the six months ended June 30, 2012 were primarily attributable to the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value and reductions in our estimates of proceeds for properties marketed for sale. Impairment charges recorded during the six months ended June 30, 2011 were attributable to reductions in real estate valuations and reductions in the assumed holding period used to test for impairment. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, also gives effect, if dilutive, to the potential dilution from the exercise of stock options utilizing the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Earnings from continuing operations	$802	$15,036	$6,736	$26,108
Less dividend equivalents attributable to restricted stock units outstanding	(27)	(82)	(27)	(164)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	775	14,954	6,709	25,944
Discontinued operations	2,824	166	3,375	480

Net earnings attributable to common shareholders used for basic earnings per share calculation	$3,599	$15,120	$10,084	$26,424

Weighted-average number of common shares outstanding:
Basic	33,395	33,394	33,395	32,948
Stock options	—	1	—	2

Diluted	33,395	33,395	33,395	32,950

Restricted stock units outstanding at the end of the period	219	171	219	171

Reclassifications: Certain amounts related to 2011 have been reclassified to conform to the 2012 presentation.

2.	LEASES

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors, and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. Approximately 20 of our properties are leased for uses such as fast food restaurants, automobile sales and other retail purposes, excluding approximately 134 properties described below which are currently marketed for sale and which have temporary occupancies. Our 1,128 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

We previously leased approximately 775 properties to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. Marketing rejected the Master Lease pursuant to an Order issued by the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), effective April 30, 2012 and possession of the properties subject to the Master Lease was returned to us. In accordance with GAAP, we recognize in revenue from rental properties in our consolidated statement of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provide bad debt reserves included in general and administrative expenses in our consolidated statement of operations for our estimate of uncollectible amounts due from Marketing. As a result, we provided bad debt reserves related to uncollected rent and real estate taxes due from Marketing of $8,802,000 in the fourth quarter of 2011, $10,016,000 in the first quarter of 2012 and $6,205,000 in the second quarter ended June 30, 2012. We have provided bad debt reserves aggregating $25,023,000 for all outstanding rent and real estate tax obligations due from Marketing as of June 30, 2012 which remain unpaid as of the date of this Quarterly Report on Form 10-Q. (See note 3 for additional information regarding Marketing and the Master Lease.)

As a result of Marketing’s bankruptcy filing and in anticipation of Marketing’s rejection of the Master Lease, we had commenced a process to enable a repositioning of the portfolio of properties that were subject to the Master Lease to be effective as soon as possible after the properties became available to us free of Marketing’s tenancy. As a result of that process, we have entered into long-term triple-net leases with petroleum distributors for six separate property portfolios comprising 282 properties in the aggregate and month-to-month license agreements with occupants of approximately 330 properties (substantially all of whom were Marketing’s former sub-tenants) allowing such occupants to continue to occupy and use these properties for gas stations, convenience stores, automotive repair service facilities or other businesses. The month-to-month license agreements require the operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. We have also entered into additional month-to-month license agreements at approximately 70 properties which have had their underground storage tanks removed and are being used for various retail uses other than as a gas station. These properties are currently marketed for sale. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses including real estate taxes. The remaining approximately 90 properties previously subject to the Master Lease, the majority of which have had their underground storage tanks removed, are currently vacant and are marketed for sale.

The long-term triple-net leases with petroleum distributors for six separate property portfolios comprising 282 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold. As triple-net lessees, the tenants are required to pay all amounts pertaining to the properties subject to the leases, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which is related to the replacement of underground storage tanks which are the property our tenants. In certain leases we have agreed to reimburse the tenant for a portion of such capital expenditures. As part of the six new triple-net leases we have entered into to date, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the second quarter of 2012, we removed $6,875,000 of asset retirement obligations and $6,203,000 of net asset costs related to USTs from our balance sheet. The net amount of $672,000 is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases. Future contractual minimum annual rentals receivable from these tenants are as follows: 2012 — $7,691,000, 2013 — $13,694,000, 2014 — $14,568,000, 2015 — $14,960,000, 2016 — $15,106,000 and thereafter — $162,858,000.

Revenues from rental properties included in continuing operations for the quarter and six months ended June 30, 2012 were $26,775,000 and $57,832,000, respectively, of which $6,156,000 and $23,950,000, respectively, were contractually due or received from Marketing under the Master Lease through its rejection on April 30, 2012 and $18,132,000 and $30,761,000, respectively, were contractually due or received from other tenants including rent for May 2012 and June 2012 related to properties repositioned from the Master Lease. Revenues from rental properties and rental property expenses included $2,997,000 and $7,444,000, respectively, for the quarter and six months ended June 30, 2012 and $681,000 and $1,600,000, respectively for the quarter and six months ended June 30, 2011 for real estate taxes paid by us which were reimbursable by tenants (which includes amounts related to properties previously subject to the Master Lease discussed in the following paragraph). Revenues from rental properties included in continuing operations for the quarter and six months ended June 30, 2012 also include $1,586,000 for amounts realized under interim fuel supply agreements.

We estimate that Marketing made annual real estate tax payments to us and directly to municipalities for properties leased under the Master Lease aggregating approximately $12,000,000. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Real estate taxes that we pay and were due from Marketing through April 30, 2012, the date the Master Lease was rejected, and from certain other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements are included in revenues from rental properties and in rental property expense in our consolidated statement of operations. Revenues from rental properties and rental property expense included $1,246,000 and $4,272,000 for the quarter and six months ended June 30, 2012, respectively, as compared to $148,000 and $308,000 for the quarter and six months ended June 30, 2011, respectively, for real estate taxes paid by us related to the portfolio of properties previously leased to Marketing which were due from Marketing and other tenants. Marketing also made additional direct payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by us. Costs paid directly by Marketing under the terms of the Master Lease are not reflected in revenues from rental properties or rental property expense in our consolidated financial statements. We continue to incur costs associated with the Marketing bankruptcy and we anticipate paying directly other Property Expenditures (as defined below) historically paid by Marketing under the terms of the Master Lease for the foreseeable future.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $901,000 and $1,535,000 for the quarter and six months ended June 30, 2012 and $760,000 and $975,000, respectively, for the quarter and six months ended June 30, 2011.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of December 31, 2011, the gross deferred rent receivable attributable to the Master Lease of $25,630,000 was fully reserved. As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the third and fourth quarters of 2011, we recorded non-cash allowances for deferred rental revenue aggregating $19,758,000 fully reserving for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the year ended December 31, 2011, but did not impact our cash flow from operating activities. The gross deferred rent receivable and the reserve relating to the Master Lease were derecognized in the second quarter of 2012 upon termination of the Master Lease.

The components of the $92,290,000 net investment in direct financing leases as of June 30, 2012, are minimum lease payments receivable of $209,304,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $129,005,000.

3.	COMMITMENTS AND CONTINGENCIES

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

Subsequent to Marketing’s rejection of the Master Lease, as described above, Marketing filed an amended plan of liquidation and disclosure statement with the Bankruptcy Court. The amended disclosure statement was approved and made an Order of the Bankruptcy Court on May 31, 2012. The plan of liquidation (the “Plan of Liquidation”), which is subject to confirmation by the Bankruptcy Court following solicitation and tabulation of votes of Marketing’s creditors to accept or reject the Plan of Liquidation, calls for an orderly liquidation of Marketing’s assets over time. We maintain significant pre-petition and post-petition claims against Marketing as described in more detail below. Certain of our claims are considered administrative claims which have priority over other creditors’ claims. We cannot provide any assurance that the Plan of Liquidation will be accepted by Marketing’s creditors and confirmed by the Bankruptcy Court and that we will collect any of the unpaid amounts due from Marketing pursuant to the Plan of Liquidation, or otherwise.

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured

Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for the payment of all fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until April 30, 2012 when possession of the properties subject to the Master Lease was returned to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims at the amount of $10,500,000, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us). We cannot predict how much of these unpaid obligations we will ultimately collect, if any. The Plan of Liquidation, described above, incorporates the terms of the Stipulation.

In connection with Marketing’s bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Liquidating Trustee will pursue the Lukoil Complaint for the benefit of the bankruptcy estate and its creditors. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our claims against Marketing including our post-petition administrative claims, which have priority over other creditors’ claims, and our pre-petition claims. We expect to incur costs associated with pursuing the Lukoil Complaint, which would be reimbursed by the bankruptcy estate to the extent the claims against Lukoil Americas are successful. The actual amount of our pre-petition and post-petition claims against Marketing that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts or that we will be reimbursed any costs we incur to pursue the claims against Lukoil Americas.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for all operating expenses including maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease and for the Marketing Environmental Liabilities. Marketing failed to meet many of its obligations to undertake or pay for these Property Expenditures. Due to Marketing’s bankruptcy filing, in 2012, we commenced paying for Property Expenditures, and dependent on factors related to each site we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”). In addition, as a result of Marketing’s bankruptcy filing, we accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and commenced funding remediation activities during the second quarter of 2012 related to such accrued Marketing Environmental Liabilities. We do not expect to be reimbursed for such Marketing Environmental Liabilities unless we ultimately recover a portion of our claims as a result of the Lukoil Complaint described above. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our operating expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such additional expenses. The incurrence of these various expenses may materially negatively impact or negatively impact to a greater extent than we have experienced our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 9 and note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2012 and December 31, 2011, we had accrued $3,771,000 and $4,242,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our ultimate legal and financial liability, if any, cannot be estimated with any certainty at this time.

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

As of June 30, 2012 and December 31, 2011, we maintained a litigation reserve relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification and the aggregate possible amount of damages for which we may be held liable.

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

We are a party to a $175,000,000 amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which matures on March 9, 2013. As of June 30, 2012, borrowings under the Credit Agreement were $151,700,000 bearing interest at a rate of 3.25% per annum. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220,000,000 based on a percentage of loan outstanding to property value. The Credit Agreement allocates $125,000,000 of the total Bank Syndicate commitment to a term loan and $50,000,000 of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt are required to be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of the net proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement contains restrictive terms and conditions, including restricting our use of proceeds from the issuance of debt or equity or the sale of properties, weekly financial reporting, financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

We are a party to a $25,000,000 amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of June 30, 2012, borrowings under the Term Loan Agreement were $22,420,000 bearing interest at a rate of 3.50% per annum. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a balloon payment due at maturity. A balloon payment of $21,900,000 is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

The fair value of the borrowings outstanding under the Credit Agreement was $151,700,000 as of June 30, 2012. The fair value of the borrowings outstanding under the Term Loan Agreement was $22,400,000 as of June 30, 2012. The fair value of the projected average borrowings outstanding under the Credit Agreement and the borrowings outstanding under the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy” with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable “Level 3” inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

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

We were a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the quarter and six months ended June 30, 2011 representing the hedge’s ineffectiveness. For the six months ended June 30, 2011, we recorded, in accumulated other comprehensive loss in our consolidated balance sheets, a gain of $1,153,000 from the change in the fair value of the Swap Agreement obligation related to the effective portion of the interest rate contract.

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

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012 we purchased for approximately $3,000,000 a ten-year pollution legal liability insurance policy covering all of our properties for pre-existing unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. Historically we did not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47,874,000 as the aggregate Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17,017,000 where the accumulation of asset retirement costs increased the carrying value of the property above its estimated fair value.

As part of the six new triple-net leases we have entered into to date, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. Accordingly, during the second quarter of 2012, we removed $6,875,000 of asset retirement obligations and $6,203,000 of net asset costs related to USTs from our balance sheet. The net amount of $672,000 is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of June 30, 2012, December 31, 2011 and 2010, we had accrued $52,263,000, $57,700,000 and $14,874,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs net of estimated recoveries and obligations to remove USTs. The environmental liabilities were subsequently accreted for the change in present value due to the passage of time and, accordingly, $1,584,000 and $296,000 of net accretion expense was recorded for the six months ended June 30, 2012 and 2011, respectively, substantially all of which is included in environmental expenses. In addition, during the quarter and six months ended June 30, 2012 we recorded credits to environmental expenses aggregating $2,136,000 and $2,648,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the quarter and six months ended June 30, 2012, we increased the carrying value of certain of our properties by $2,232,000 and $3,691,000, respectively, due to increases in estimated remediation costs and simultaneously recorded impairment charges aggregating $1,718,000 and $2,010,000, respectively, where the accumulation of asset retirement costs increased the carrying value of the property above its estimated fair value. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations in our consolidated statements of operations for the quarter and six months ended June 30, 2012 includes $1,359,000 and $3,168,000, respectively, of depreciation related to $30,473,000 of capitalized asset retirement costs.

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

7.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2012 is as follows (in thousands, except share amounts):

			PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	TOTAL
	COMMON STOCK
	SHARES	AMOUNT
Balance, December 31, 2011	33,394,395	$334	$460,687	$(88,852)	$372,169
Net earnings				10,111	10,111
Dividends				(4,202)	(4,202)
Stock-based employee compensation expense	440		372		372

Balance, June 30, 2012	33,394,835	$334	$461,059	$(82,943)	$378,450

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2012 or December 31, 2011.

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

The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all amounts pertaining to the properties subject to the CPD Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges. Partial funding to CPD NY for the transaction was also provided by us under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).

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

(in thousands)

Operating Data (a):
	Six months ended June 30,
	2012	2011
Total revenue	$222,150	$223,049
Gross profit	18,047	17,631
Net income	2,468	3,440

Balance Sheet Data:
	June 30, 2012	December 31, 2011
Current assets	$6,018	$6,166
Noncurrent assets	21,449	20,138
Current liabilities	4,048	1,039
Noncurrent liabilities	14,720	19,033

(a)	Operating data for the six months ended June 30, 2011 is from inception on January 13, 2011 through June 30, 2011.

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

The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all amounts pertaining to the properties subject to the Nouria Lease, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges.

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

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information for the six months ended June 30, 2011 has been prepared utilizing the historical financial statements of Getty Realty Corp. and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the date indicated or that will be achieved in the future.

(in thousands, except per share data)	Six months ended June 30,
2011
Revenues	$55,084
Net earnings	31,134
Basic and diluted net earnings per common share	0.94

9.	SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of December 31, 2011 and for the quarter and six months ended June 30, 2011 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that were realized from the Master Lease with Marketing (which represented approximately 69% of our properties as of December 31, 2011) and from properties leased to other tenants. As a result of the rejection of the Master Lease on April 30, 2012, our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease.

The condensed combining financial information set forth below presents the results of operations, net assets and cash flows related to Marketing and the Master Lease, our other tenants and our corporate functions necessary to arrive at the information for us on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Master Lease and other tenant leases are not segregated in legal entities. However, we generally maintain our books and records in site specific detail and have classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or our other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by us using certain assumptions, judgments and allocations. In our prior filings, each of our properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of the latest balance sheet date included in such filing or the property’s use immediately prior to its disposition or third-party lease expiration.

As a result of the rejection of the Master Lease on April 30, 2012, we have omitted the condensed combining financial information as of June 30, 2012 and for the quarter and six months ended June 30, 2012 since our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease. For the historical condensed combining financial information set forth below, each of the properties were classified based on the property’s use as of December 31, 2011. (See note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 for the condensed combining financial information as of December 31, 2011 and 2010 and for the three year period ended December 31, 2011.)

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

While we believe these assumptions, judgments and allocations are reasonable, the condensed combining financial information is not intended to reflect what the net results would have been had assets, liabilities, lease agreements and other operations attributable to Marketing or our other tenants been conducted through stand-alone entities during any of the periods presented.

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,077	$214,396	$—	$345,473
Buildings and improvements	170,553	99,479	349	270,381

	301,630	313,875	349	615,854
Less — accumulated depreciation and amortization	(107,478)	(29,448)	(191)	(137,117)

Real estate, net	194,152	284,427	158	478,737
Net investment in direct financing leases	—	92,632	—	92,632
Deferred rent receivable, net	—	8,080	—	8,080
Cash and cash equivalents	—	—	7,698	7,698
Notes, mortgages and accounts receivable, net	5,743	28,262	2,078	36,083
Other assets	—	7,611	4,248	11,859

Total assets	199,895	421,012	14,182	635,089

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	22,810	22,810
Environmental remediation costs	57,416	284	—	57,700
Accounts payable and accrued liabilities	4,002	19,564	11,144	34,710

Total liabilities	61,418	19,848	181,654	262,920

Net assets (liabilities)	$138,477	$401,164	$(167,472)	$372,169

The condensed combining statement of operations of Getty Realty Corp. for the three months ended June 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$13,990	$12,903	$—	$26,893
Interest on notes and mortgages receivable	—	710	31	741

Total revenues	13,990	13,613	31	27,634

Operating expenses:
Rental property expenses	1,275	2,294	152	3,721
Impairment charges	—	1,263	—	1,263
Environmental expenses, net	1,294	31	—	1,325
General and administrative expenses	31	1,679	1,026	2,736
Depreciation and amortization expense	905	1,242	11	2,158

Total operating expenses	3,505	6,509	1,189	11,203

Operating income (loss)	10,485	7,104	(1,158)	16,431
Other income (expense), net	20	—	(69)	(49)
Interest expense	—	—	(1,346)	(1,346)

Earnings (loss) from continuing operations	10,505	7,104	(2,573)	15,036
Discontinued operations:
Income (loss) from operating activities	164	(229)	—	(65)
Gains on dispositions of real estate	231	—	—	231

Earnings (loss) from discontinued operations	395	(229)	—	166

Net earnings (loss)	$10,900	$6,875	$(2,573)	$15,202

The condensed combining statement of operations of Getty Realty Corp. for the six months ended June 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$28,619	$23,066	$—	$51,685
Interest on notes and mortgages receivable	—	1,083	63	1,146

Total revenues	28,619	24,149	63	52,831

Operating expenses:
Rental property expenses	2,697	4,221	291	7,209
Impairment charges	994	1,263	—	2,257
Environmental expenses, net	2,396	56	—	2,452
General and administrative expenses	75	1,764	5,782	7,621
Depreciation and amortization expense	1,940	2,515	21	4,476

Total operating expenses	8,102	9,819	6,094	24,015

Operating income (loss)	20,517	14,330	(6,031)	28,816
Other income (expense), net	20	—	(63)	(43)
Interest expense	—	—	(2,665)	(2,665)

Earnings (loss) from continuing operations	20,537	14,330	(8,759)	26,108
Discontinued operations:
Earnings (loss) from operating activities	365	(184)	—	181
Gains on dispositions of real estate	299	—	—	299

Earnings (loss) from discontinued operations	664	(184)	—	480

Net earnings (loss)	$21,201	$14,146	$(8,759)	$26,588

The condensed combining statement of cash flows of Getty Realty Corp. for the six months ended June 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$21,201	$14,146	$(8,759)	$26,588
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	1,963	2,546	21	4,530
Impairment charges	994	1,513	—	2,507
Gain from dispositions of real estate	(319)	—	—	(319)
Deferred rental revenue	812	(996)	—	(184)
Allowance for deferred rent and accounts receivable	—	215	—	215
Amortization of above-market and below-market leases	—	(262)	—	(262)
Accretion expense	290	6	—	296
Stock-based employee compensation expense	—	—	311	311
Changes in assets and liabilities:
Net investment in direct financing leases	—	211	—	211
Accounts receivable, net	(236)	86	—	(150)
Other assets	—	(100)	175	75
Environmental remediation costs	(108)	(2)	—	(110)
Accounts payable and accrued liabilities	92	2,168	(644)	1,616

Net cash flow provided by (used in) operating activities	24,689	19,531	(8,896)	35,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(166,594)	—	(166,594)
Proceeds from dispositions of real estate	784	—	—	784
Decrease in cash held for property acquisitions	—	—	60	60
Collection of notes and mortgages receivable	—	187	120	307
Issuance of notes and mortgages receivable	—	(30,400)	(240)	(30,640)

Net cash flow provided by (used in) investing activities	784	(196,807)	(60)	(196,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	231,253	231,253
Repayments under credit agreement	—	—	(122,553)	(122,553)
Repayments under term loan agreement	—	—	(390)	(390)
Cash dividends paid	—	—	(30,543)	(30,543)
Credit agreement origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation – Corporate	(25,473)	177,276	(151,803)	—

Net cash flow (used in) provided by financing activities	(25,473)	177,276	17,775	169,578

Net increase in cash and cash equivalents	—	—	8,819	8,819
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$14,941	$14,941

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011, and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of gas stations, convenience stores, automotive repair service facilities and petroleum distribution terminals. As of June 30, 2012, we owned 982 properties and leased 146 properties. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors, and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. Approximately 20 of our properties are leased for uses such as fast food restaurants, automobile sales and other retail purposes, excluding approximately 70 properties described below which are currently marketed for sale and which have temporary occupancies. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)

Repositioning the Marketing Portfolio

We previously leased approximately 775 properties to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. Marketing rejected the Master Lease pursuant to an Order issued by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) effective April 30, 2012. As a result of Marketing’s bankruptcy filing and in anticipation of Marketing’s rejection of the Master Lease, we had commenced a process to enable a repositioning of the portfolio of properties that were subject to the Master Lease to be effective as soon as possible after the properties became available to us free of Marketing’s tenancy. As a result of that process, we have entered into long-term triple-net leases with petroleum distributors for six separate property portfolios comprising 282 properties in the aggregate and month-to-month license agreements with occupants of approximately 330 properties (substantially all of whom were Marketing’s former sub-tenants) allowing such occupants to continue to occupy and use these properties for gas stations, convenience stores, automotive repair service facilities or other businesses. The month-to-month license agreements require the operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. We have also entered into additional month-to-month license agreements at approximately 70 properties which have had their underground storage tanks removed and are being used for various retail uses other than as a gas station. These properties are currently marketed for sale. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses including real estate taxes. The remaining approximately 90 properties previously subject to the Master Lease, the majority of which have had their underground storage tanks removed, are currently vacant and are marketed for sale. In the coming months we intend to enter into additional long-term triple-net leases with petroleum distributors covering a significant portion of the properties currently subject to month-to-month license agreements and to seek to maximize the value of the remaining former Master Lease properties by leasing or selling them after evaluation of relevant factors including those relating to Property Expenditures and Capital Improvements (as these terms are defined below) as well as possible alternative uses. We are currently generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. We expect that following the completion of the repositioning process, we will continue to generate less net revenue from these properties than the contractual rent historically due from Marketing under the Master Lease.

In 2012 we commenced paying Property Expenditures and Marketing Environmental Liabilities, and dependent on factors related to each site we expect to continue to directly pay for varying types of Property Expenditures, Capital Improvements and Marketing Environmental Liabilities (as these terms are defined below) over a period of years relating to the properties previously subject to the Master Lease. Among other things, issues involved in re-letting or repositioning these properties and pursuit of our claims in connection with Marketing’s bankruptcy are expected to significantly increase our operating expenses for the foreseeable future. We have also incurred and are continuing to incur significant costs associated with Marketing’s bankruptcy, including $1.7 million primarily in legal and litigation expenses incurred in the first half of 2012, which we expect to diminish during the remainder of 2012.

Our efforts to reposition the Master Lease portfolio to date include:

•

Entering into long-term triple-net leases comprising in the aggregate 282 properties with affiliates of Lehigh Gas, Chestnut Petroleum Distributors, Ramoco Fuels and Sam’s Food Stores, as well as adding properties to an existing lease with MWS Enterprises (Arrowmart). The properties are located in New England, Southern New Jersey, Southeastern and Central Pennsylvania and upstate New York (Buffalo). The leases generally have 15 year initial terms with provisions for renewal terms and rent escalations during each term. In addition, the majority of the leases contain provisions requiring our tenants to invest capital in our properties and provisions for additional rent based on incremental fuel volume.

•

Entering into month-to-month license agreements covering approximately 330 properties formerly subject to the Master Lease. These month-to-month license agreements allow the licensees thereunder to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities, and require the licensee-operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply. We receive monthly payments directly from the licensee-operators while remaining responsible for certain costs associated with the properties including certain operating expenses including real estate taxes and certain environmental costs.

The majority of these month-to-month license agreements are accompanied by an interim fuel supply and services agreement with Global Partners, LP to provide gasoline supply and certain oversight services with respect to approximately 285 of the licensee sites located primarily in the New York City metro area and New Jersey. Under our agreement with Global, Global is the exclusive supplier of fuel to these licensee operators and is required to pay us a fee based in part on gallons sold, and we pay to Global a monthly oversight service fee. We also entered into additional fuel supply agreements with other existing tenants who are petroleum distributors to supply the remaining approximately 45 locations under terms similar to the agreement with Global Partners.

•	Entering into additional month-to-month license agreements at approximately 70 properties that have had their underground storage tanks removed and are currently marketed for sale.

•

Engaging engineering, maintenance and compliance-related service providers, at our expense, to perform various functions which were previously performed by Marketing for the licensee sites subject to our month-to-month license agreements and interim fuel supply arrangements, which functions we expect will be taken over by any new petroleum distributor with whom we sign a triple-net lease with respect to such sites.

All of our direct relationships with operators of sites formerly subject to the Master Lease are structured on a month-to-month basis which we believe provides greater flexibility to transition these sites to either portfolio-based long-term triple-net leases with petroleum distributors or other gross or triple-net leases with individual or other tenants, or to sell properties. We intend to maximize the value of these locations in a deliberate manner to maintain flexibility considering our short, intermediate and long-term alternatives and opportunities.

We have commenced eviction proceedings involving approximately 40 properties in various jurisdictions against Marketing’s former subtenants (or sub-subtenants) who have not vacated our properties and who have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring costs in connection with such proceedings.

We are continuing our efforts to sell approximately 134 properties that were previously subject to the Master Lease and have had their underground storage tanks removed, and to sell or relet nine petroleum distribution terminals. Through August 1, 2012, we have completed the sale of 18 properties and we have signed contracts to sell another four properties. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict the timing or the terms of any future dispositions or leases.

Marketing and the Master Lease

Subsequent to Marketing’s rejection of the Master Lease, as described above, Marketing filed an amended plan of liquidation and disclosure statement with the Bankruptcy Court. The amended disclosure statement was approved and made an Order of the Bankruptcy Court on May 31, 2012. The plan of liquidation (the “Plan of Liquidation”), which is subject to confirmation by the Bankruptcy Court following solicitation and tabulation of votes of Marketing’s creditors to accept or reject the Plan of Liquidation, calls for an orderly liquidation of Marketing’s assets over time. We maintain significant pre-petition and post-petition claims against Marketing as described in more detail below. Certain of our claims are considered administrative claims which have priority over other creditors’ claims. We cannot provide any assurance that the Plan of Liquidation will be accepted by Marketing’s creditors and confirmed by the Bankruptcy Court and that we will collect any of the unpaid amounts due from Marketing pursuant to the Plan of Liquidation, or otherwise.

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for the payment of all fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims at the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us). We cannot predict how much of these unpaid obligations we will ultimately collect, if any. The Plan of Liquidation, described above, incorporates the terms of the Stipulation.

Of the $13.7 million post-petition payments received from Marketing through the date of this Quarterly Report on Form 10-Q, $5.7 million was applied to receivables outstanding as of December 31, 2011 and the remaining $8.0 million was applied to Marketing’s $18.0 million contractual rent and real estate tax obligations to us for the first quarter of 2012. Since Marketing did not fully satisfy its rent and real estate obligations due to us for the first quarter of 2012, there were no funds available to be allocated to Marketing’s rent and real estate obligations due to us for the period in the second quarter of 2012 prior to the rejection of the Master Lease.

Accordingly, we provided $6.2 million and $16.2 million of reserves for bad debts for the three and six months ended June 30, 2012 for Marketing’s contractual rent and real estate tax obligations to us for 2012 which remain unpaid as of the date of this Quarterly Report on Form 10-Q. We have provided bad debt reserves for all outstanding rent and real estate obligations due to us from Marketing of $25.0 million as of June 30, 2012 which remain unpaid as of the date of this Quarterly Report on Form 10-Q. We cannot provide any assurance that we will collect any of the unpaid amounts due from Marketing pursuant to the Plan of Liquidation, or otherwise.

In connection with Marketing’s bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Liquidating Trustee will pursue the Lukoil Complaint for the benefit of the bankruptcy estate and its creditors. It is possible that the bankruptcy estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our claims against Marketing including our post-petition administrative claims, which have priority over other creditors’ claims, and our pre-petition claims. We expect to incur costs associated with pursuing the Lukoil Complaint, which would be reimbursed by the bankruptcy estate to the extent the claims against Lukoil Americas are successful. The actual amount of our pre-petition and post-petition claims against Marketing that may be recovered by us is uncertain and we can provide no assurance that we will collect any such amounts or that we will be reimbursed any costs we incur to pursue the claims against Lukoil Americas.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). In connection with our repositioning of the properties previously subject to the Master Lease, we have and anticipate that in the future, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental remediation liabilities that are known to exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third-party responsible therefor. As part of the six new triple-net leases we have entered into to date, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites were fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the second quarter of 2012, we removed $6.9 million of asset retirement obligations and $6.2 million of net asset costs related to USTs from our balance sheet. The net amount of $0.7 million is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for all operating expenses including maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease and for the Marketing Environmental Liabilities. Marketing failed to meet many of its obligations to undertake or pay for these Property Expenditures. Due to Marketing’s bankruptcy filing, in 2012, we commenced paying for Property Expenditures, and dependent on factors related to each site we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”). In addition, as a result of Marketing’s bankruptcy filing, we accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and commenced funding remediation activities during the second quarter of 2012 related to such accrued Marketing Environmental Liabilities. We do not expect to be reimbursed for any such Marketing Environmental Liabilities unless we ultimately recover a portion of our claims as a result of the Lukoil Complaint described above. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our operating expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such additional expenses. The incurrence of these various expenses may materially negatively impact or negatively impact to a greater extent than we have experienced our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 and note 9 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appears in this Quarterly Report on Form 10-Q.)

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO for the quarter and six months ended June 30, 2011 to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

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

A reconciliation of net earnings to FFO and AFFO for the quarter and six months ended June 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$3,626	$15,202	$10,111	$26,588
Depreciation and amortization of real estate assets	3,487	2,205	7,474	4,530
Gains from dispositions of real estate	(2,708)	(251)	(3,241)	(319)
Impairment charges	2,783	1,513	3,146	2,507

Funds from operations	7,188	18,669	17,490	33,306
Revenue recognition adjustments	(901)	(774)	(1,535)	(1,004)
Property acquisition costs	—	48	—	2,034

Adjusted funds from operations	$6,287	$17,943	$15,955	$34,336

Diluted per share amounts:
Earnings per share	$0.11	$0.45	$0.30	$0.80
Funds from operations per share	$0.21	$0.56	$0.52	$1.01
Adjusted funds from operations per share	$0.19	$0.54	$0.48	$1.04
Diluted weighted-average shares outstanding	33,395	33,395	33,395	32,950

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues from rental properties included in continuing operations decreased by $0.1 million to $26.8 million for the three months ended June 30, 2012, as compared to $26.9 million for the three months ended June 30, 2011. Revenues from rental properties include approximately $18.1 million and $11.7 million for the three months ended June 30, 2012 and 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for May 2012 and June 2012 related to properties repositioned from the Master Lease. Revenues from rental properties included in continuing operations for the three months ended June 30, 2012 include approximately $6.2 million for the period prior to the rejection of the Master Lease (for which bad debt reserves were fully provided and are included in general and administrative expenses in our consolidated statement of operations) and, for the three months ended June 30, 2011, $14.4 million in rent contractually due or received from Marketing under the Master Lease. Revenues from rental properties included in continuing operations for the three months ended June 30, 2012 also include $1.6 million for amounts realized under interim fuel supply agreements. The decrease in revenues from rental properties reflects the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The decrease in revenues from rental properties was partially offset by an increase in the real estate taxes we paid and billed to Marketing through April 30, 2012, the date the Master Lease was rejected as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense include $1.2 million for the three months ended June 30, 2012, as compared to $0.1 million for the three months ended June 30, 2011, for real estate taxes paid by us which were due from Marketing through the date the Master Lease was rejected as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. The decrease in rent contractually due or received for the three months ended June 30, 2012 was also due, to a lesser extent, to the effect of dispositions of real estate and lease expirations.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $0.9 million for the three months ended June 30, 2012 and $0.8 million for the three months ended June 30, 2011.

Interest income from notes and mortgages was $0.7 million for each of the three months ended June 30, 2012 and 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate taxes, were $8.0 million for the three months ended June 30, 2012 as compared to $3.7 million for the three months ended June 30, 2011. Certain of these increased expenses are reimbursable by our tenants and are related to properties and leasehold interests acquired in 2011. The remaining increase results from real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. Any reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. As described below, we provided a bad debt reserve for the unpaid taxes reimbursable from Marketing since we do not expect to receive payment from Marketing.

Non-cash impairment charges of $2.5 million are included in continuing operations for the three months ended June 30, 2012, as compared to $1.3 million recorded for the three months ended June 30, 2011. During the three months ended June 30, 2012, we reduced the carrying amount of certain of our properties to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $2.8 million. The non-cash impairment charges recorded during the three months ended June 30, 2012 were primarily attributable to the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value and reductions in our estimates of proceeds for properties marketed for sale. The non-cash impairment charges recorded for the three months ended June 30, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the three months ended June 30, 2012 decreased by $1.9 million, to a credit of $0.6 million, as compared to a charge of $1.3 million for the three months ended June 30, 2011. The decrease in net environmental expenses for the three months ended June 30, 2012 was primarily due to a lower estimated environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $7.8 million to $10.5 million for the three months ended June 30, 2012, as compared to $2.7 million recorded for the three months ended June 30, 2011. The increase in general and administrative expenses was principally due to $6.2 million additional bad debt reserves provided primarily attributable to nonpayment of rent and real estate taxes due from Marketing that we do not expect to collect, $0.7 million of legal fees and litigation costs incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the three months ended June 30, 2012.

Depreciation and amortization expense included in continuing operations was $3.5 million for the three months ended June 30, 2012, as compared to $2.2 million for the three months ended June 30, 2011. The increase was primarily due to depreciation charges related to capitalized asset retirement costs associated with environmental obligations assumed from Marketing after the rejection of the Master Lease and properties acquired in 2011, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $12.8 million to $24.0 million for the three months ended June 30, 2012, as compared to $11.2 million for the three months ended June 30, 2011.

Other income (expense), net, included in income from continuing operations was comparable for the three months ended June 30, 2012 and 2011. Gains from dispositions of real estate included in discontinued operations were $2.7 million for the three months ended June 30, 2012 and $0.2 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, there were thirteen property dispositions. For the three months ended June 30, 2011, there were two property dispositions. Other income (expense), net including gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $2.7 million for the three months ended June 30, 2012, as compared to $1.3 million for the three months ended June 30, 2011. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding due to changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan Agreement, (each described in “Liquidity and Capital Resources” below) partially offset by lower average borrowings outstanding for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, and the expiration of the Swap Agreement on June 30, 2011.

The operating results and gains from certain dispositions of real estate sold in 2012 and 2011 have been reclassified as discontinued operations. The operating results of such properties for the three months ended June 30,

2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations increased by $2.6 million to $2.8 million for the three months ended June 30, 2012, as compared to $0.2 million for the three months ended June 30, 2011. The increase was primarily due to higher gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Earnings from continuing operations were $0.8 million for the three months ended June 30, 2012, as compared to $15.0 million for the three months ended June 30, 2011 and net earnings decreased by $11.6 million to $3.6 million for the three months ended June 30, 2012, as compared to $15.2 million for the three months ended June 30, 2011 as a result of the items discussed above.

For the three months ended June 30, 2012, FFO decreased by $11.5 million to $7.2 million, as compared to $18.7 million for the three months ended June 30, 2011, and AFFO decreased by $11.6 million to $6.3 million, as compared to $17.9 million for the three months ended June 30, 2011. The decrease in FFO for the three months ended June 30, 2012 was primarily due to the changes in net earnings but excludes a $1.3 million increase in impairment charges, a $1.3 million increase in depreciation and amortization expense and a $2.4 million increase in gains on dispositions of real estate. The decrease in AFFO for the three months ended June 30, 2012 also excludes a $0.1 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.11 per share for the three months June 30, 2012, as compared to $0.45 per share for the three months ended June 30, 2011. Diluted FFO per share for the three months ended June 30, 2012 was $0.21 per share, as compared to $0.56 per share for the three months ended June 30, 2011. Diluted AFFO per share for the three months ended June 30, 2012 was $0.19 per share, as compared to $0.54 per share for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues from rental properties included in continuing operations increased by $6.1 million to $57.8 million for the six months ended June 30, 2012, as compared to $51.7 million for the six months ended June 30, 2011. Revenues from rental properties include approximately $30.7 million and $21.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for May 2012 and June 2012 related to properties repositioned from the Master Lease. Revenues from rental properties included in continuing operations for the six months ended June 30, 2012 include approximately $24.0 million (for which bad debt reserves of $16.2 million were provided and are included in general and administrative expenses in our consolidated statement of operations) and, for the six months ended June 30, 2011, $29.4 million in rent contractually due or received from Marketing under the Master Lease. Revenues from rental properties included in continuing operations for the six months ended June 30, 2012 also include $1.6 million for amounts realized under interim fuel supply agreements. The increase in revenues from rental properties for the six months ended June 30, 2012 was primarily due to rental income from properties we acquired from, and leased back to, Nouria Energy Ventures I, LLC (“Nouria”) in March 2011

offset by the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The increase in revenues from rental properties was also partially due to an increase in the real estate taxes we paid and billed to Marketing through April 30, 2012, the date the Master Lease was rejected, and from other tenants pursuant to triple-net leases thereafter. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $4.3 million for the six months ended June 30, 2012 as compared to $0.3 million for the six months ended June 30, 2011 for real estate taxes paid by us which were due from Marketing through the date the Master Lease was rejected as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. The increase in rent contractually due or received from Marketing and other tenants for the six months ended June 30, 2012 was also due, to a lesser extent, to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.5 million for the six months ended June 30, 2012 and $1.0 million for the six months ended June 30, 2011.

Interest income from notes and mortgages receivable was $1.4 million for the six months ended June 30, 2012 as compared to $1.1 million for the six months ended June 30, 2011. The increase in interest income is principally due to the full effect in the current period from the issuance of notes receivable in connection with the acquisitions completed in 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate taxes, were $14.6 million for the six months ended June 30, 2012 as compared to $7.2 million for the six months ended June 30, 2011. Certain of these increased expenses are paid by us and reimbursable by our tenants and are related to properties and leasehold interests acquired in 2011. The remaining increase results from and real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. Any reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. As described below, we provided a bad debt reserve for the unpaid taxes reimbursable from Marketing since we do not expect to receive payment from Marketing.

Non-cash impairment charges of $2.9 million are included in continuing operations for the six months ended June 30, 2012, as compared to $2.3 million recorded for the six months ended June 30, 2011. During the six months ended June 30, 2012, we reduced the carrying amount of certain of our properties to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $3.1 million. The non-cash impairment charges recorded during the six months ended June 30, 2012 were primarily attributable to accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value and reductions in our estimates of proceeds for properties marketed for sale. The non-cash impairment charges recorded for the six months ended June 30, 2011 resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the six months ended June 30, 2012 decreased by $2.5 million, to $0.009 million, as compared to $2.5 million for the six months ended June 30, 2011. The decrease in net environmental expenses for the six months ended June 30, 2012 was primarily due to a lower provision for estimated environmental remediation costs which decreased by $2.1 million to a credit of $0.7 million for the six months ended June 30, 2012, as compared to $1.4 million for the six months ended June 30, 2011 and a lower provision for litigation loss reserves and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $16.1 million to $23.7 million for the six months ended June 30, 2012, as compared to $7.6 million recorded for the six months ended June 30, 2011. The increase in general and administrative expenses was principally due to $16.2 million additional bad debt reserves provided primarily attributable to nonpayment of rent and real estate taxes due from Marketing that we do not expect to collect, $1.7 million of legal fees and litigation costs incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the six months ended June 30, 2012. The increase in general and administrative expenses was partially offset by $2.0 million of property acquisition costs incurred in 2011.

Depreciation and amortization expense included in continuing operations was $7.5 million for the six months ended June 30, 2012, as compared to $4.5 million for the six months ended June 30, 2011. The increase was primarily due to depreciation charges related to capitalized asset retirement costs associated with environmental obligations assumed from Marketing after the rejection of the Master Lease and properties acquired in 2011, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $24.6 million to $48.6 million for the six months ended June 30, 2012, as compared to $24.0 million for the six months ended June 30, 2011.

Other income, net, included in income from continuing operations was $0.3 million for the six months ended June 30, 2012. Gains from dispositions of real estate included in discontinued operations were $3.2 million for the six months ended June 30, 2012 and $0.3 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, there were fifteen property dispositions. For the six months ended June 30, 2011, there were three property dispositions. Other income (expense), net including gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Interest expense was $4.2 million for the six months ended June 30, 2012, as compared to $2.7 million for the six months ended June 30, 2011. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding due to changes in the relative amounts of debt outstanding under our Credit Agreement and Term Loan Agreement, (each described in “Liquidity and Capital Resources” below) and higher average borrowings outstanding for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, partially offset by the expiration of the Swap Agreement on June 30, 2011.

The operating results and gains from certain dispositions of real estate sold in 2012 and 2011 have been reclassified as discontinued operations. The operating results of such properties for the six months ended June 30, 2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations increased by $2.9 million to $3.4 million for the six months ended June 30, 2012, as compared to $0.5 million for the six months ended June 30, 2011. The increase was primarily due to higher gains on dispositions of real estate. Gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

Earnings from continuing operations were $6.7 million for the six months ended June 30, 2012, as compared to $26.1 million for the six months ended June 30, 2011 and net earnings decreased by $16.5 million to $10.1 million for the six months ended June 30, 2012, as compared to $26.6 million for the six months ended June 30, 2011 as a result of the items discussed above.

For the six months ended June 30, 2012, FFO decreased by $15.8 million to $17.5 million, as compared to $33.3 million for the six months ended June 30, 2011, and AFFO decreased by $18.3 million to $16.0 million, as compared to $34.3 million for the six months ended June 30, 2011. The decrease in FFO for the six months ended June 30, 2012 was primarily due to the changes in net earnings but excludes a $0.6 million increase in impairment charges, a $3.0 million increase in depreciation and amortization expense and a $2.9 million increase in gains on dispositions of real estate. The decrease in AFFO for the six months ended June 30, 2012 also excludes a $0.5 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented and $2.0 million of acquisition costs incurred in 2011 (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share and AFFO per share for the six months ended June 30, 2012 were impacted by an increase in the weighted-average number of shares outstanding as a result of the issuance of shares of common stock in 2011. The weighted-average number of shares outstanding used in our per share calculations increased by 0.4 million shares, or 1.3%, for the six months ended June 30, 2012, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.30 per share for the six months June 30, 2012, as compared to $0.80 per share for the six months ended June 30, 2011. Diluted FFO per share for the six months ended June 30, 2012 was $0.52 per share, as compared to $1.01 per share for the six months ended June 30, 2011. Diluted AFFO per share for the six months ended June 30, 2012 was $0.48 per share, as compared to $1.04 per share for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement that expires in March 2013 as a source of liquidity. However, under the terms of the Credit Agreement, we are unable to borrow additional funds until we meet certain criteria as described below. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the six months ended June 30, 2012 and 2011 were $10.4 million and $35.3 million, respectively. Our business operations and liquidity are dependent on our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease discussed in “General — Marketing and the Master Lease” above. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

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

Credit Agreement

We are a party to a $175.0 million amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires on March 9, 2013. As of June 30, 2012, borrowings under the Credit Agreement were $151.7 million, bearing interest at a rate of 3.25% per annum. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties with an aggregate value of not less than $220.0 million based on a percentage of loan outstanding to property value. The Credit Agreement allocates $125.0 million of the total Bank Syndicate commitment to a term loan and $50.0 million of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt are required to be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of the net proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement contains restrictive terms and conditions including restricting our use of proceeds from the issuance of debt or equity or the sale of properties; weekly financial reporting; and financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Term Loan Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and consequent acceleration of our indebtedness under the Term Loan Agreement described below. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

Term Loan Agreement

We are a party to a $25.0 million amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of June 30, 2012, borrowings under the Term Loan Agreement were $22.4 million bearing interest at a rate of 3.50% per annum. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a balloon payment due at maturity. A balloon payment of $21.9 million is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

Swap Agreement

We were party to a $45.0 million LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty (the “Swap Agreement”), which expired June 30, 2011. The Swap Agreement was intended to hedge our current exposure to market interest rate risk by effectively fixing, at 5.44%, the LIBOR component of the interest rate determined under our existing LIBOR based loan agreements. We are currently fully exposed to interest rate risk on our aggregate borrowings floating at market rates and are prohibited from entering into another swap agreement under the terms of our Credit Agreement.

Capital Expenditures

Since our business model is to lease our properties on a triple-net basis primarily to petroleum distributors, and to a lesser extent to individual operators, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the six months ended June 30, 2012 and 2011 amounted to $2.5 million and $166.6 million, respectively, which for 2011 was primarily due to properties we acquired from, and leased back to, CPD NY in January 2011 and Nouria in March 2011. As part of the repositioning of the properties previously subject to the Master Lease, we are evaluating potential capital expenditures and funding sources. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease. However, our tenants may make improvements to the properties leased from us at their expense. In certain leases we have agreed to reimburse the tenant for a portion of such capital expenditures. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011).

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

We re-initiated a cash dividend to holders of our common stock of $0.125 per share for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011 where we paid a cash dividend to holders of our common stock of $0.48 per share. We continue to evaluate our dividend policy in consideration of our revenues and expenses related to our efforts to reposition the portfolio of properties previously leased to Marketing and the restrictions contained in the Credit Agreement and the Term Loan Agreement discussed above. We cannot provide any assurance that we will be able to continue to pay dividends.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, accounts receivable and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations including environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

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

As of December 30, 2011, the deferred rent receivable attributable to the Master Lease was fully reserved. Upon rejection of the Master Lease by Marketing on April 30, 2012, we de-recognized the deferred rent receivable and the related reserve. In addition, as of June 30, 2012, all pre-petition and post-petition claims for unpaid fixed rent and real estate taxes due from Marketing included in accounts receivable are fully reserved. Beginning in the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued the Marketing Environmental Liabilities. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective June 30, 2012 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that we may be required to record impairment charges related to the portfolio of properties or adjust our accrual for the Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease that affect the amounts reported in our financial statements.

ENVIRONMENTAL MATTERS

General

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012 we purchased for approximately $3.0 million a ten-year pollution legal liability insurance policy covering all of our properties for pre-existing unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. Historically we did not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations at 246 properties and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. In conjunction with recording the Marketing Environmental Liabilities, we increased the carrying value for each of the related properties by the amount of the related estimated environmental obligation and simultaneously recorded impairment charges aggregating $17.0 million where the accumulation of asset retirement costs increased the carrying value of the property above its estimated fair value.

As part of the six new triple-net leases we have entered into to date, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the second quarter of 2012, we removed $6.9 million of asset retirement obligations and $6.2 million of net asset costs related to USTs from our balance sheet. The net amount of $0.7 million is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases.

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of June 30, 2012, December 31, 2011 and December 31, 2010, we had accrued $52.3 million, $57.7 million and $14.9 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs and obligations to remove USTs. The accrued environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.6 million and $0.3 million of accretion expense was recorded for the six months ended June 30, 2012 and 2011, respectively, substantially all of which is included in environmental expenses and the remainder of which is included in discontinued operations. In addition, during the quarter and six months ended June 30, 2012 we recorded credits to environmental expenses aggregating $2.1 million and $2.6 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the quarter and six months ended June 30, 2012, we increased carrying value of certain of our properties by $2.2 million and $3.7 million, respectively, due to increases in estimated remediation costs and simultaneously recorded impairment charges aggregating $1.7 million and $2.0 million, respectively, where the accumulation of asset retirement costs increased the carrying value of the property above its estimated fair value. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations in our consolidated statements of operations for the quarter and six months ended June 30, 2012 includes $1.4 million and $3.2 million, respectively, of depreciation related to $30.5 million of capitalized asset retirement costs.

Environmental liabilities are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses. Accordingly, the environmental accrual as of June 30, 2012 was increased by $4.6 million before inflation and present value discount adjustments. The resulting environmental accrual as of June 30, 2012 was then further increased by $2.8 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.00%, we then reduced the net environmental accrual, as previously adjusted, by a $5.7 million discount to present value. Had we assumed an inflation rate that was 0.50% higher and a discount rate that was 0.50% lower, net environmental liabilities accrued as of June 30, 2012 would have increased by an aggregate of $0.7 million. However, the aggregate net change in environmental estimates recorded during the six months ended June 30, 2012 would not have changed significantly if these changes in the assumptions were made effective December 31, 2011.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2012 and December 31, 2011, we had accrued $3.8 million and $4.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey

Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements regarding: our largest tenant, Marketing included in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General – Marketing and the Master Lease” and elsewhere in this Quarterly Report on Form 10-Q; our expectations about Marketing meeting its pre-petition and post-petition obligations under the Master Lease or any related court orders; our ability to reposition our properties that were previously subject to the Master Lease; our expectations regarding entering into short and long-term arrangements with respect to the properties that were previously subject to the Master Lease; our beliefs regarding the amount of revenue we expect to realize from the properties that were previously subject to the Master Lease; our expectations regarding incurring costs associated with repositioning the properties that were previously subject to the Master Lease; our expectations about Marketing’s accrued obligations to us; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our estimates regarding any eviction proceedings we may have to initiate to take control of our properties; the impact of the developments related to Marketing on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Term Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).

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

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our financial results; our estimates and assumptions regarding expenses and accruals relating to Marketing’s bankruptcy, the process of taking control of our properties previously subject to the Master Lease and repositioning such properties; the liquidation of Marketing’s business; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease; our ability to obtain favorable terms on any properties that we sell; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement as amended on March 9, 2012 and our $25.0 million Term Loan Agreement as amended on March 9, 2012. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of June 30, 2012 under the Credit Agreement and the Term Loan Agreement were $151.7 million and $22.4 million, respectively, bearing interest at a weighted-average rate of 3.28% per annum. The weighted-average effective rate is based on (i) $151.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 3.00%, and (ii) $22.4 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%. Our Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. It is possible that our business operations or liquidity may be further adversely affected by our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease as discussed in “General—Marketing and the Master Lease” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would further prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or our Term Loan Agreement.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of June 30, 2012 has not changed significantly, as compared to December 31, 2011. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our aggregate average borrowings outstanding under the Credit Agreement and the Term Loan Agreement projected at $173.9 million for the remainder of 2012, an increase in market interest rates of 0.50% for the remainder of 2012 would decrease our 2012 net income and cash flows by $0.4 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings outstanding floating at market rates, and assumes that the $151.7 million borrowings outstanding under the Credit Agreement as of June 30, 2012 and the $22.2 million average scheduled borrowings outstanding for 2012 under the Term Loan Agreement is indicative of our future average borrowings outstanding for 2012 before considering additional borrowings required for future acquisitions or repayment of borrowings outstanding from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the borrowings outstanding amount under our Credit Agreement, with decreases in the borrowings outstanding amount under our Term Loan Agreement and with increases or decreases in borrowings outstanding under agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Item 1A. Risk Factors

We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere this Quarterly Report on Form 10-Q and those that are described from time to time in our other filings with the SEC.

We are repositioning our properties that were subject to the Master Lease. We expect to incur significant costs associated with repositioning these properties to generate cash flow over a period of years and we expect to generate less net revenue from leasing these properties. The incurrence of these costs and receipt of less net revenue may materially negatively impact our cash flow and ability to pay dividends.

We previously leased approximately 775 properties to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. Marketing rejected the Master Lease pursuant to an Order issued by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) effective April 30, 2012 and possession of the properties subject to the Master Lease was returned to us. As a result of Marketing’s bankruptcy filing and in anticipation of Marketing’s rejection of the Master Lease, we had commenced a process to enable a repositioning of the portfolio of properties that were subject to the Master Lease to be effective as soon as possible after the properties became available to us free of Marketing’s tenancy. As a result of that process, we have started repositioning the portfolio of properties that were subject to the Master Lease. The repositioning process will create multiple tenancies with respect to this portfolio of properties. We have entered into long-term term triple-net leases and month-to-month license agreements with respect to a large portion of these properties. Our month-to-month license agreements allow the licensee to occupy and to use the properties for gas stations, convenience stores, automotive repair service facilities or other businesses. We receive monthly payments from the licensee-operators while remaining responsible for all operating expenses, including maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs. We expect to enter into additional long-term triple-net leases for groups of these properties with tenants who are actively engaged in the business of retail petroleum marketing.

We have commenced eviction proceedings involving approximately 40 properties in various jurisdictions against Marketing’s former subtenants (or sub-subtenants) who have not vacated our properties and who have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring costs in connection with such proceedings.

We are currently generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. We expect that following the completion of the repositioning process, we will continue to generate less net revenue from these properties than the contractual rent historically due from Marketing under the Master Lease. In addition, we expect to incur Property Expenditures and Capital Expenditures (as defined below) during and after the repositioning process.

Since the Master Lease was structured as a “triple-net” lease, Marketing had the responsibility for all Property Expenditures during the term of the Master Lease and for the Marketing Environmental Liabilities (as defined below). Marketing failed to meet many of its obligations to undertake or pay for these Property Expenditures. Due to Marketing’s bankruptcy filing, in 2012, we commenced paying for Property Expenditures and Marketing Environmental Liabilities, and dependent on factors related to each site we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”)

We expect to continue to incur costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs over a period of years. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. The incurrence of these costs and receipt of less net revenue from our properties that were subject to the Master Lease may materially negatively impact or negatively impact to a greater extent than we have experienced our cash flow and ability to pay dividends.

As a result of the developments with Marketing, we have recognized certain expenses and accrued certain other expenses. We cannot provide any assurances that the amounts that we have recognized or accrued will not change significantly. Changes to our estimates may negatively impact our cash flows and ability to pay dividends.

We have provided a reserve for bad debts, primarily attributable to nonpayment of rent and real estate taxes due from Marketing. We have also accrued the Marketing Environmental Liabilities. Among other items, our estimate of the Marketing Environmental Liabilities is based, in part, upon our belief that we will recover a portion of the Marketing Environmental Liabilities from state agencies. We cannot provide any assurance that the programs under which we are reimbursed from state UST remediation funds will continue to be available to us. In addition, as a result of Marketing’s bankruptcy filing, we accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and commenced funding remediation activities during the second quarter of 2012 related to such accrued Marketing Environmental Liabilities. We do not expect to be reimbursed for such Marketing Environmental Liabilities unless we ultimately recover a portion of our claims as a result of the Lukoil Complaint described herein.

In connection with our repositioning of the properties that were subject to the Master Lease, we have and anticipate that in the future, as between us and any new tenant or transferee of a property or group of properties, we will in almost all cases retain environmental remediation liabilities that exist with respect to that property or group of properties prior to the date of re-letting or sale, to the extent there is no third-party responsible therefor. These and other actions are expected to significantly increase our overhead expenses for the foreseeable future. As we continue to reposition our properties that were subject to the Master Lease, we may have to adjust the carrying value of these properties, which may cause us to recognize additional impairment charges. The actual amount of the Marketing Environmental Liabilities may be significantly higher than the amounts we have accrued and we can provide no assurance as to the accuracy of our estimates. We do not maintain pollution legal liability insurance in amounts sufficient to protect us from all potential future claims related to known and unknown environmental liabilities. Changes to our estimates may materially negatively impact our cash flow and ability to pay dividends.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties including properties being repositioned that were previously subject to the Master Lease.

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

As part of our efforts to reposition our properties that were subject to the Master Lease, we are continuing our efforts to sell some of our properties. We cannot predict the terms or timing of any such dispositions. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We are continuing our efforts to sell approximately 134 properties that were previously subject to the Master Lease and have had their underground storage tanks removed, and to sell or relet nine petroleum distribution terminals. While we have dedicated considerable effort designed to increase sales and leasing activity, we cannot predict if or when property dispositions will close and whether the terms of any such disposition will be favorable to us. It is likely that we will in almost all cases retain environmental liabilities that exist with respect to that property or group of properties prior to the date of sale, to the extent there is no third-party responsible therefor. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We have entered into a stipulation with Marketing and the Official Committee of Unsecured Creditors in the Bankruptcy proceedings. We maintain significant pre-petition and post-petition claims against Marketing. We cannot provide any assurance that our claims will be accepted or paid.

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings, which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for the payment of all fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims at the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us). We cannot predict how much of these unpaid obligations we will ultimately collect, if any. The Plan of Liquidation, described above, incorporates the terms of the Stipulation.

Subsequent to Marketing’s rejection of the Master Lease, as described above, Marketing filed an amended plan of liquidation and disclosure statement with the Bankruptcy Court. The amended disclosure statement was approved and made an Order of the Bankruptcy Court on May 31, 2012. The plan of liquidation (the “Plan of Liquidation”), which is subject to confirmation by the Bankruptcy Court following solicitation and tabulation of votes of Marketing’s creditors to accept or reject the Plan of Liquidation, calls for an orderly liquidation of Marketing’s assets over time. We maintain significant pre-petition and post-petition claims against Marketing. Certain of our claims are considered administrative claims which have priority over other creditors’ claims. We cannot provide any assurance that the Plan of Liquidation will be accepted by Marketing’s creditors and confirmed by the Bankruptcy Court and that we will collect any of the unpaid amounts due from Marketing pursuant to the Plan of Liquidation, or otherwise.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, accounts receivable and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations including environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

We have provided a reserve for bad debts, primarily attributable to nonpayment of rent and real estate taxes due from Marketing. In the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued the Marketing Environmental Liabilities. The actual amount of the Marketing Environmental Liabilities may be significantly higher and we can provide no assurance as to the accuracy of our estimates. As we continue to reposition our properties that were subject to the Master Lease, we may have to adjust the carrying value of these properties, which may cause us to recognize additional impairment charges.

If our judgments, assumptions and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected. (For information regarding our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report of Form 10-K for the year ended December 31, 2011 (the “Annual Report”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” herein.)

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

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement which was amended on March 9, 2012 and the maturity date extended by one year to March 2013 (the “Credit Agreement”). See note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for a description of the terms of the Credit Agreement and the terms of the amendment to the three year term loan agreement with TD Bank (the “Term Loan Agreement”). However, our access to funds under the Credit Agreement has been severely limited and, in the short-term, it is unlikely that we will be able to access any additional funds under the Credit Agreement. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. In order to continue to meet our liquidity needs (including the repayment of the balance outstanding under the Credit Agreement and the Term Loan Agreement when due in March 2013), we must extend the maturity of or refinance the Credit Agreement and the Term

Loan Agreement or obtain additional sources of financing. Additional sources of financing may be more expensive or contain more onerous terms than exist under the Credit Agreement and the Term Loan Agreement, or simply may not be available. As a result, we may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not extend the term of the Credit Agreement and the Term Loan Agreement beyond March 2013. There can be no assurance that at or prior to expiration of the Credit Agreement and the Term Loan Agreement we will be able to amend these agreements or enter into a new revolving credit agreement on favorable terms, if at all.

Our ability to meet the financial and other covenants relating to our Credit Agreement and our Term Loan Agreement is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” and the performance of our tenants. If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our Credit Agreement or our Term Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. In such an event, we would be prohibited from drawing funds against the Credit Agreement and our indebtedness under the Credit Agreement and the Term Loan Agreement could be accelerated. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement. We may be unable to fulfill commitments relating to completion of future acquisitions, if any, and incur monetary losses or damage our reputation if we cannot draw sufficient funds against the Credit Agreement. This could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Our access to third-party sources of capital depends upon a number of factors including the successful resolution of the proceedings related to Marketing as described above, general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Term Loan Agreement and the market price of our common stock.

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

Acquisitions of properties may initially be dilutive to our net income, and such properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. Additionally, to the extent we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, our continued growth, including the repositioning of our properties subject to the Master Lease, will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.

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

For additional information with respect to pending environmental lawsuits and claims, environmental remediation costs and estimates, and Marketing and the Master Lease see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each as filed with the Annual Report, which are incorporated by reference herein.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. Except as described above with respect to certain properties that were previously subject to the Master Lease, our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than amounts accrued for the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ past histories of paying such obligations and/or our assessment of their respective financial abilities to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation costs and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” each as filed with the Annual Report, which are incorporated by reference herein.

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

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate that are counterparties to our Amended Credit Agreement and the lender that is the counterparty to the Amended Term Loan Agreement. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us. (For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risks,” as filed with the Annual Report.)

We are subject to losses that may not be covered by insurance.

Our tenants, as the lessees of our properties, are required to provide insurance for such properties, including casualty, liability, fire and extended coverage in amounts and on other terms as set forth in our leases. We do not maintain pollution legal liability insurance in amounts sufficient to protect us from all potential future claims for known and unknown environmental contamination, including the environmental liabilities that are the responsibility of our tenants. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that our insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are exposed to interest rate risk, primarily as a result of our Credit Agreement which expires in March 2013 and our Term Loan Agreement which also expires in March 2013. Borrowings under our Credit Agreement and our Term Loan Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement and our Term Loan Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, further amend our Credit Agreement or Term Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risks,” as filed with the Annual Report.)

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

As with other publicly traded securities, the market price of our publicly traded common stock depends on various market conditions, which may change from time-to-time. Among the market conditions that may affect the market price of our publicly traded common stock are the following:

•	our financial condition and performance and that of our significant tenants,

•	the market’s perception of our growth potential and potential future earnings,

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to us,

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies),

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for publicly traded securities,

•	the extent of institutional investor interest in us, and

•	general economic and financial market conditions.

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
Vice President and Chief Financial Officer
August 1, 2012

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief Executive Officer
August 1, 2012