Form 10-Q/A
period 2012-06-30
GETTY REALTY CORP /MD/
filed 2012-08-28
CIK 1052752

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

EXPLANATORY NOTE

Getty Realty Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was originally filed on August 2, 2012 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

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

Item 5. Exhibits

Exhibit No.	Description of Exhibit

*31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

*31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

*32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Getty Realty Corp.’s Form 10-Q filed on August 2, 2012.
**	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp.
(Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President and Chief Financial Officer
August 27, 2012

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief Executive Officer
August 27, 2012