Form 10-Q
period 2012-09-30
GETTY REALTY CORP /MD/
filed 2012-11-09
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Registrant had outstanding 33,396,310 shares of Common Stock, par value $.01 per share, as of November 9, 2012.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Real Estate:
Land	$320,808	$345,473
Buildings and improvements	224,003	270,381

	544,811	615,854
Less — accumulated depreciation and amortization	(114,678)	(137,117)

Real estate held for use, net	430,133	478,737
Real estate held for sale, net	23,718	—

Real estate, net	453,851	478,737
Net investment in direct financing leases	92,110	92,632
Deferred rent receivable (net of allowance of $25,630 at December 31, 2011)	10,938	8,080
Cash and cash equivalents	16,387	7,698
Notes, mortgages and accounts receivable, (net of allowance of $26,004 at September 30, 2012 and $9,480 at December 31, 2011)	35,919	36,083
Other assets	30,328	11,859

Total assets	$639,533	$635,089

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$151,700	$147,700
Term loan	22,225	22,810
Environmental remediation costs	52,300	57,700
Dividends payable	4,202	—
Accounts payable and accrued liabilities	38,148	34,710

Total liabilities	268,575	262,920

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,396,310 at September 30, 2012 and 33,394,395 at December 31, 2011	334	334
Paid-in capital	461,234	460,687
Dividends paid in excess of earnings	(90,610)	(88,852)

Total shareholders’ equity	370,958	372,169

Total liabilities and shareholders’ equity	$639,533	$635,089

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Revenues from rental properties	$22,386	$24,954	$76,332	$72,917
Interest on notes and mortgages receivable	726	755	2,107	1,901

Total revenues	23,112	25,709	78,439	74,818

Operating expenses:
Rental property expenses	8,345	2,923	22,044	10,094
Impairment charges	2,000	550	2,979	2,470
Environmental expenses, net	268	1,734	358	3,878
General and administrative expenses	4,963	2,687	26,141	10,308
Allowance for deferred rent receivable	—	10,974	—	10,974
Depreciation and amortization expense	3,329	2,714	10,152	6,998

Total operating expenses	18,905	21,582	61,674	44,722

Operating income	4,207	4,127	16,765	30,096

Other income, net	211	122	503	79
Interest expense	(2,896)	(1,414)	(7,071)	(4,079)

Earnings from continuing operations	1,522	2,835	10,197	26,096

Discontinued operations:
Earnings (loss) from operating activities	(5,563)	2,205	(7,370)	5,233
Gains from dispositions of real estate	576	310	3,819	609

Earnings (loss) from discontinued operations	(4,987)	2,515	(3,551)	5,842

Net earnings (loss)	$(3,465)	$5,350	$6,646	$31,938

Basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$0.05	$0.08	$0.31	$0.79
Earnings (loss) from discontinued operations	$(0.15)	$0.08	$(0.11)	$0.18
Net earnings (loss)	$(0.10)	$0.16	$0.20	$0.96

Weighted-average shares outstanding:
Basic	33,396	33,394	33,395	33,097
Stock options	—	1	—	1

Diluted	33,396	33,395	33,395	33,098

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net earnings (loss)	$(3,465)	$5,350	$6,646	$31,938
Other comprehensive gain:
Net unrealized gain on interest rate swap	—	—	—	1,153

Comprehensive income (loss)	$(3,465)	$5,350	$6,646	$33,091

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$6,646	$31,938
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	10,966	7,354
Impairment charges	10,552	3,094
Gains from dispositions of real estate	(3,819)	(629)
Deferred rental revenue, net of allowance	(2,858)	(213)
Allowance for deferred rent and accounts receivable	16,524	11,292
Amortization of above-market and below-market leases	(245)	(533)
Accretion expense	2,250	469
Stock-based employee compensation expense	547	480
Changes in assets and liabilities:
Net investment in direct financing leases	523	334
Accounts receivable, net	(14,968)	(1,177)
Other assets	(5,445)	547
Environmental remediation costs	(5,169)	(802)
Accounts payable and accrued liabilities	(3,254)	540

Net cash flow provided by operating activities	12,250	52,694

Cash flows from investing activities:
Property acquisitions and capital expenditures	(2,494)	(167,475)
Proceeds from dispositions of real estate	5,882	1,464
(Increase) decrease in cash held for property acquisitions	(3,287)	149
Collection of notes and mortgages receivable	1,169	483
Issuance of notes receivable	—	(30,400)

Net cash flow provided by (used in) investing activities	1,270	(195,779)

Cash flows from financing activities:
Borrowings under credit agreement	4,000	247,253
Repayments under credit agreement	—	(140,853)
Repayments under term loan agreement	(585)	(585)
Payments of cash dividends	(4,202)	(46,654)
Payments of loan origination costs	(4,044)	(175)
Net proceeds from issuance of common stock	—	91,986

Net cash flow provided by (used in) financing activities	(4,831)	150,972

Net increase in cash and cash equivalents	8,689	7,887
Cash and cash equivalents at beginning of period	7,698	6,122

Cash and cash equivalents at end of period	$16,387	$14,009

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$4,550	$4,536
Income taxes paid, net	417	115
Environmental remediation costs	2,279	2,092
Non-cash transactions:
Issuance of mortgages related to property dispositions	2,561	808

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

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the fair value hierarchy are as follows: Level 1-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; Level 2-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and Level 3-inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

We currently do not have financial or non-financial assets and financial or non-financial liabilities that are required to be measured at fair value on a recurring basis. We have certain real estate assets where impairment charges have been recorded that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2012 and December 31, 2011 of $9,673,000 and $19,214,000, respectively. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

Discontinued Operations: We report as discontinued operations approximately 133 properties which meet the criteria to be classified as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. Discontinued operations, including gains and losses, impairment charges and the operating results through the date of each respective sale for properties disposed of in 2012 and 2011 and impairment charges and operating results of properties classified as held for sale, are included in a separate component of income on the consolidated statement of operations. The operating results and impairment charges of such properties for the quarter and nine months ended September 30, 2011 has also been reclassified to discontinued operations to conform to the 2012 presentation. The properties currently being marketed for sale have a net carrying value aggregating $23,718,000 and are included in real estate held for sale in our consolidated balance sheets. The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenues from rental properties	$413	$2,415	$4,527	$6,618
Impairment charges	(5,406)	(37)	(7,573)	(624)
Other operating expenses	(570)	(173)	(4,324)	(761)

Earnings (loss) from operating activities	(5,563)	2,205	(7,370)	5,233
Gains from dispositions of real estate	576	310	3,819	609

Earnings (loss) from discontinued operations	$(4,987)	$2,515	$(3,551)	$5,842

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

We recorded non-cash impairment charges aggregating $7,406,000 and $10,552,000 for the quarter and nine months ended September 30, 2012, respectively, and $587,000 and $3,094,000 for the quarter and nine months ended September 30, 2011, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeded the estimated future undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the nine months ended September 30, 2012 were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. Impairment charges recorded during the nine months ended September 30, 2011 were attributable to reductions in our estimates of value for properties marketed for sale and reductions in the assumed holding period used to test for impairment. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale.

Unaudited Interim Financial Statements: The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSUs” or “RSU”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also gives effect, if dilutive, to the potential dilution from the exercise of stock options utilizing the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Earnings from continuing operations	$1,522	$2,835	$10,197	$26,096
Less dividend equivalents attributable to restricted stock units outstanding	(27)	(43)	(54)	(207)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	1,495	2,792	10,143	25,889
Earnings (loss) from discontinued operations	(4,987)	2,515	(3,551)	5,842

Net earnings (loss) attributable to common shareholders used for basic earnings per share calculation	$(3,492)	$5,307	$6,592	$31,731

Weighted-average number of common shares outstanding:
Basic	33,396	33,394	33,395	33,097
Stock options	—	1	—	1

Diluted	33,396	33,395	33,395	33,098

Restricted stock units outstanding at the end of the period	216	171	216	171

Reclassifications: Certain amounts related to 2011 have been reclassified to conform to the 2012 presentation.

New Accounting Pronouncements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs is required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of this guidance in 2012 resulted in expanded disclosures on fair value measurements but did not have an impact to our measurements of fair value.

2.	LEASES

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors, and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. Approximately 20 of our properties are leased for uses such as fast food restaurants, automobile sales and other retail purposes, excluding approximately 55 properties described below which are currently marketed for sale and which have temporary occupancies. Our 1,110 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

We previously leased to Getty Petroleum Marketing Inc. (“Marketing”) approximately 760 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court, effective April 30, 2012 and possession of the properties subject to the Master Lease was returned to us. In accordance with GAAP, we recognize in revenue from rental properties in our consolidated statement of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provide bad debt reserves included in general and administrative expenses and earnings (loss) from discontinued operating activities in our consolidated statement of operations for our estimate of uncollectible amounts due from Marketing. As a result, we provided bad debt reserves related to uncollected rent and real estate taxes due from Marketing of $8,802,000 in the fourth quarter of 2011, $16,221,000 in the first two quarters of 2012. We reduced such reserves by $567,000 in the third quarter ended September 30, 2012 as a result of receiving cash from a partial liquidation of the Marketing bankruptcy estate. We have provided bad debt reserves aggregating $24,456,000 for all outstanding rent and real estate tax obligations due from Marketing as of September 30, 2012 which remain unpaid as of the filing of this Quarterly Report on Form 10-Q. (See note 3 for additional information regarding Marketing and the Master Lease.)

As a result of Marketing’s bankruptcy filing and in anticipation of Marketing’s rejection of the Master Lease, we had commenced a process to enable a repositioning of the portfolio of properties that were subject to the Master Lease to be effective as soon as possible after the properties became available to us free of Marketing’s tenancy. As a result of that process, as of September 30, 2012, we have entered into long-term triple-net leases with petroleum distributors for six separate property portfolios comprising 282 properties in the aggregate and month-to-month license agreements with occupants of approximately 330 properties (substantially all of whom were Marketing’s former sub-tenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. The month-to-month license agreements require the operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. We have also entered into additional month-to-month license agreements at approximately 55 properties which have had their underground storage tanks removed and are being used for various retail uses other than as a gas station. These properties are currently marketed for sale. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses including real estate taxes. Approximately 80 properties previously subject to the Master Lease are currently vacant, the majority of which have had their underground storage tanks removed and are marketed for sale.

The long-term triple-net leases with petroleum distributors for six separate property portfolios comprising 282 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold. As triple-net lessees, the tenants are required to pay all amounts pertaining to the properties subject to the leases, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which is related to the replacement of underground storage tanks that are the property our tenants. In certain leases we have agreed to reimburse the tenant for a portion of such capital expenditures. As part of the six new triple-net leases we have entered into through September 30, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the nine months ended September 30, 2012, we removed $6,875,000 of asset retirement obligations and $6,203,000 of net asset costs related to USTs from our balance sheet. The net amount of $672,000 is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases. Future contractual minimum annual rentals receivable from these tenants are as follows: 2012 — $7,691,000, 2013 — $13,694,000, 2014 — $14,568,000, 2015 — $14,960,000, 2016 — $15,106,000 and thereafter — $162,858,000.

Revenues from rental properties included in continuing operations for the quarter and nine months ended September 30, 2012 were $22,386,000 and $76,332,000, respectively, of which $102,000 and $20,535,000, respectively, were contractually due or received from Marketing under the Master Lease through its rejection on April 30, 2012 and $21,408,000 and $51,800,000, respectively, were contractually due or received from other tenants including rent for May 2012 through September 2012 related to properties repositioned from the Master Lease. Revenues from rental properties and rental property expenses included in continuing operations included $1,928,000 and $8,398,000, respectively, for the quarter and nine months ended September 30, 2012 and $1,542,000 and $3,104,000, respectively for the quarter and nine months ended September 30, 2011 for real estate taxes paid by us which were reimbursable by tenants (which includes amounts related to properties previously subject to the Master Lease discussed in the following paragraph). Revenues from rental properties included in continuing operations for the nine months ended September 30, 2012 also include $1,003,000 for amounts realized under interim fuel supply agreements.

As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Real estate taxes that we pay and were due from Marketing through April 30, 2012, the date the Master Lease was rejected, and from certain other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements are included in revenues from rental properties and in rental property expense in our consolidated statement of operations. Revenues from rental properties and rental property expense included in continuing operations included $1,928,000 and $8,398,000 for the quarter and nine months ended September 30, 2012, respectively, as compared to $1,542,000 and $3,104,000 for the quarter and nine months ended September 30, 2011, respectively, for real estate taxes paid by us which were due from Marketing and other tenants. Marketing also made additional direct payments for other operating expenses related to these properties, including environmental remediation costs other than those liabilities that were retained by us. Costs paid directly by Marketing under the terms of the Master Lease are not reflected in revenues from rental properties or rental property expense in our consolidated financial statements. We continue to incur costs associated with the Marketing bankruptcy and we anticipate paying directly other Property Expenditures (as defined below) historically paid by Marketing under the terms of the Master Lease for the foreseeable future.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $1,459,000 and $2,994,000 for the quarter and nine months ended September 30, 2012 and by $1,338,000 for the nine months ended September 30, 2011. Revenue Recognition Adjustments decreased rental revenue by $253,000 for the quarter ended September 30, 2011.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a property may be disposed of before the end of the current lease term or if it is not reasonable to assume that a tenant will make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of December 31, 2011, the gross deferred rent receivable attributable to the Master Lease of $25,630,000 was fully reserved. As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the third and fourth quarters of 2011, we recorded non-cash allowances for deferred rental revenue in continuing and discontinued operations aggregating $11,043,000 and $8,715,000, respectively, fully reserving in the fourth quarter of 2011 for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the applicable periods in 2011, but did not impact our cash flow from operating activities. The gross deferred rent receivable and the reserve relating to the Master Lease were derecognized in the second quarter of 2012 upon termination of the Master Lease.

The components of the $92,110,000 net investment in direct financing leases as of September 30, 2012, are minimum lease payments receivable of $206,597,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $126,478,000.

3.	COMMITMENTS AND CONTINGENCIES

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for the payment of all fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us. For the period from December 5, 2011 (the date of the bankruptcy filing) through April 30, 2012, we have agreed to cap our aggregate priority administrative claims at $10,500,000, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us).

Subsequent to Marketing’s rejection of the Master Lease, as described above, Marketing filed an amended plan of liquidation and disclosure statement with the Bankruptcy Court (the “Plan of Liquidation”) which was confirmed by the Bankruptcy Court on August 24, 2012 and went effective September 24, 2012. The Plan of Liquidation incorporates the terms of the Stipulation. Subsequently, the liquidating trustee (the “Liquidating Trustee”) for the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”) began to oversee the liquidation of the Marketing estate (the “Marketing Estate”). As described above, certain of our claims are considered administrative claims which have priority over other creditors’ claims. As such, the $667,000 we received in October 2012 from the initial distribution in the Marketing Estate liquidation was applied against our priority administrative claim. To the extent the Liquidating Trustee is successful in collecting funds on behalf of the Marketing Estate, we are entitled to receive all amounts available for distribution until our priority administrative claim is satisfied in full. The Liquidating Trustee for the Creditors Committee continues to oversee the Marketing Estate and pursue claims for the benefit of the Creditors related to the collection of various deposits, including insurance policy claims and tank reimbursement funds. We continue to maintain significant pre-petition and post-petition claims against the Marketing Estate as previously disclosed. Due to the receipt of cash from the initial distribution of the Marketing Estate liquidation, in the third quarter of 2012, we reversed a portion of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any of the claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In connection with Marketing’s bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Liquidating Trustee will pursue the Lukoil Complaint for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee on behalf of the Marketing Estate may be successful in its claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our claims against Marketing including our post-petition administrative claims, which have priority over other creditors’ claims, and our pre-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans up to an aggregate amount of $6,425,000 to fund certain expenses incurred in connection with the wind-down of the Marketing Estate and the prosecution of the Lukoil Complaint (the “Litigation Funding Agreement”). Pursuant to the terms of the Litigation Funding Agreement, we agreed to make a series of advances to fund the prosecution of the Lukoil Complaint, which are all subject to the aggregate amount of $6,425,000, including: (i) up to $5,200,000 to fund the Marketing Estate’s legal fees and expenses relating to the Lukoil Complaint, and (ii) up to $725,000 to fund the fees and expenses of expert witnesses and consultants hired by the Liquidating Trustee to pursue the Lukoil Complaint. In addition, we agreed to make advances in an amount up to $800,000 to fund the Marketing Estate’s operations and wind-down expenses. Under the terms of the Litigation Funding Agreement, we are entitled to receive from the proceeds of the Lukoil Complaint, if any, the sum of: (i) all funds advanced to the Marketing Estate for fees and expenses related to expert witnesses and consultants required to pursue the Lukoil Complaint plus interest accrued at 15% per annum; (ii) all funds advanced to the Liquating Trustee for the Marketing Estate’s operations and wind-down expenses plus interest accrued at 15% per annum; and (iii) the greater of (a) all funds advanced for legal fees and expenses relating to the Lukoil Complaint plus interest accrued at 15% per annum, or (b) 24% of the gross proceeds from any settlement or favorable judgment from the Lukoil Complaint. As of the filing of this quarterly report on Form 10-Q, we have advanced approximately $220,000 to the Marketing Estate pursuant to Litigation Funding Agreement for wind-down expenses. The payments we receive pursuant to the Litigation Funding Agreement, if any, do not apply against our priority administrative claim or our other pre-petition and post-petition claims against the Marketing Estate. We cannot provide any assurance that we will be repaid any amounts we advance, or that we will receive any additional return on such advances (as described above), pursuant to the Litigation Funding Agreement.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). In connection with our repositioning of the properties previously subject to the Master Lease, we have and anticipate that in the future, as between us and any new tenant or transferee of a property or group of properties, we will retain environmental remediation liabilities that are known to exist with respect to that property or group of properties prior to the date of re-letting or sale, subject to our rights to pursue any third-party wholly or partially responsible therefor.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for all operating expenses including maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease and for the Marketing Environmental Liabilities. Marketing failed to meet many of its obligations to undertake or pay for these Property Expenditures. Due to Marketing’s bankruptcy filing, in 2012, we commenced paying for Property Expenditures, and subject to various site-specific factors we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”). In addition, as a result of Marketing’s bankruptcy filing, we accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and commenced funding remediation activities during the second quarter of 2012 related to such accrued Marketing Environmental Liabilities. We do not expect to be reimbursed for any such remediation activities except to the extent of possible recoveries resulting from our claims in the Lukoil Complaint described above. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our operating expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such additional expenses. The incurrence of these various expenses may materially negatively impact or negatively impact to a greater extent than we have experienced our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 and note 9 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.)

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2012 and December 31, 2011, we had accrued $3,736,000 and $4,242,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our potential range of loss including our ultimate legal and financial liability, if any, cannot be made with any certainty at this time.

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

As of September 30, 2012 and December 31, 2011, we maintained a litigation reserve representing our best estimate of loss relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate ranges in excess of the amount accrued with any certainty for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification and the aggregate possible amount of damages for which we may be held liable.

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

We are a party to a $175,000,000 amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which matures on March 9, 2013. As of September 30, 2012, borrowings under the Credit Agreement were $151,700,000 bearing interest at a rate of 3.25% per annum. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties such that borrowings outstanding under the Credit Agreement do not exceed 70% of the value of the mortgaged properties. The Credit Agreement allocates $125,000,000 of the total Bank Syndicate commitment to a term loan and $50,000,000 of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt are required to be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of the net proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

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

We are a party to a $25,000,000 amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of September 30, 2012, borrowings under the Term Loan Agreement were $22,225,000 bearing interest at a rate of 3.50% per annum. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement provides for annual reductions of $780,000 in the principal balance with a balloon payment due at maturity. A balloon payment of $21,900,000 is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

The fair value of the borrowings outstanding under the Credit Agreement was $151,700,000 as of September 30, 2012. The fair value of the borrowings outstanding under the Term Loan Agreement was $22,200,000 as of September 30, 2012. The fair value of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as “Level 2” inputs in the “Fair Value Hierarchy” with adjustments for duration, optionality, risk profile and borrowings outstanding, which are based on unobservable “Level 3” inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

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

We were a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the quarter and nine months ended September 30, 2011 representing the hedge’s ineffectiveness.

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

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased for $3,062,000 a ten-year pollution legal liability insurance policy covering all of our properties for pre-existing unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. Historically we did not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

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

As part of the six new triple-net leases we have entered into through September 30, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. Accordingly, during the nine months ended September 30, 2012, we removed $6,875,000 of asset retirement obligations and $6,203,000 of net asset costs related to USTs from our balance sheet. The net amount of $672,000 is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of September 30, 2012, December 31, 2011 and 2010, we had accrued $52,300,000, $57,700,000 and $14,874,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs net of estimated recoveries and obligations to remove USTs. The environmental liabilities were subsequently accreted for the change in present value due to the passage of time and, accordingly, $2,250,000 and $469,000 of net accretion expense was recorded for the nine months ended September 30, 2012 and 2011, respectively, which is included in environmental expenses. In addition, during the quarter and nine months ended September 30, 2012 we recorded credits to environmental expenses aggregating $211,000 and $2,859,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the quarter and nine months ended September 30, 2012, we increased the carrying value of certain of our properties by $729,000 and $4,420,000, respectively, due to increases in estimated remediation costs. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the quarter and nine months ended September 30, 2012 includes $1,324,000 and $4,492,000, respectively, of depreciation related to capitalized asset retirement costs of $28,364,000 as of September 30, 2012.

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

7.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2012 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL

Balance, December 31, 2011	33,394,395	$334	$460,687	$(88,852)	$372,169

Net earnings				6,646	6,646
Dividends				(8,404)	(8,404)
Stock-based employee compensation expense	1,915		547		547

Balance, September 30, 2012	33,396,310	$334	$461,234	$(90,610)	$370,958

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2012 or December 31, 2011.

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

The selected unaudited financial data of CPD NY which has been prepared by CPD NY’s management is provided below.

(in thousands)
Operating Data:
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011 (a)
Total revenue	$113,996	$124,480	$336,146	$347,529
Gross profit	7,433	9,714	25,480	27,344
Net income	962	3,698	3,430	7,137

Balance Sheet Data:
	September 30, 2012	December 31, 2011
Current assets	$9,461	$6,166
Noncurrent assets	20,546	20,138
Current liabilities	5,627	1,039
Noncurrent liabilities	14,720	19,033

(a)	Operating data for the nine months ended September 30, 2011 is from inception on January 13, 2011 through September 30, 2011.

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

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information for the nine months ended September 30, 2011 has been prepared utilizing the historical financial statements of Getty Realty Corp. and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the date indicated or that will be achieved in the future.

(in thousands, except per share data)	Nine months ended September 30,
2011

Revenues included in continuing operations	$75,835

Net earnings	36,484

Basic and diluted net earnings per common share	1.10

9.	SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of December 31, 2011 and for the quarter and nine months ended September 30, 2011 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that were realized from the Master Lease with Marketing (which represented approximately 69% of our properties as of December 31, 2011) and from properties leased to other tenants. As a result of the rejection of the Master Lease on April 30, 2012, our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease.

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

As a result of the rejection of the Master Lease on April 30, 2012, we have omitted the condensed combining financial information as of September 30, 2012 and for the quarter and nine months ended September 30, 2012 since our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease. For the historical condensed combining financial information set forth below, each of the properties were classified based on the property’s use as of December 31, 2011. (See note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 for the condensed combining financial information as of December 31, 2011 and 2010 and for the three year period ended December 31, 2011.)

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

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,077	$214,396	$—	$345,473
Buildings and improvements	170,553	99,479	349	270,381

	301,630	313,875	349	615,854
Less — accumulated depreciation and amortization	(107,478)	(29,448)	(191)	(137,117)

Real estate, net	194,152	284,427	158	478,737
Net investment in direct financing leases	—	92,632	—	92,632
Deferred rent receivable, net	—	8,080	—	8,080
Cash and cash equivalents	—	—	7,698	7,698
Notes, mortgages and accounts receivable, net	5,743	28,262	2,078	36,083
Other assets	—	7,611	4,248	11,859

Total assets	199,895	421,012	14,182	635,089

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	22,810	22,810
Environmental remediation costs	57,416	284	—	57,700
Accounts payable and accrued liabilities	4,002	19,564	11,144	34,710

Total liabilities	61,418	19,848	181,654	262,920

Net assets (liabilities)	$138,477	$401,164	$(167,472)	$372,169

The condensed combining statement of operations of Getty Realty Corp. for the three months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$12,148	$12,806	$—	$24,954
Interest on notes and mortgages receivable	—	716	39	755

Total revenues	12,148	13,522	39	25,709

Operating expenses:
Rental property expenses	1,357	1,480	86	2,923
Impairment charges	550	—	—	550
Environmental expenses, net	1,694	40	—	1,734
General and administrative expenses	12	16	2,659	2,687
Allowance for deferred rent receivable	10,974	—	—	10,974
Depreciation and amortization expense	1,174	1,530	10	2,714

Total operating expenses	15,761	3,066	2,755	21,582

Operating income (loss)	(3,613)	10,456	(2,716)	4,127
Other income, net	—	—	122	122
Interest expense	—	—	(1,414)	(1,414)

Earnings (loss) from continuing operations	(3,613)	10,456	(4,008)	2,835
Discontinued operations:
Income from operating activities	2,178	27	—	2,205
Gains on dispositions of real estate	—	310	—	310

Earnings from discontinued operations	2,178	337	—	2,515

Net earnings (loss)	$(1,435)	$10,793	$(4,008)	$5,350

The condensed combining statement of operations of Getty Realty Corp. for the nine months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues:
Revenues from rental properties	$37,122	$35,795	$—	$72,917
Interest on notes and mortgages receivable	—	1,800	101	1,901

Total revenues	37,122	37,595	101	74,818

Operating expenses:
Rental property expenses	4,054	5,663	377	10,094
Impairment charges	957	1,513	—	2,470
Environmental expenses, net	3,782	96	—	3,878
General and administrative expenses	109	2,240	7,959	10,308
Allowance for deferred rent receivable	10,974	—	—	10,974
Depreciation and amortization expense	2,918	4,049	31	6,998

Total operating expenses	22,794	13,561	8,367	44,722

Operating income (loss)	14,328	24,034	(8,266)	30,096
Other income, net	20	—	59	79
Interest expense	—	—	(4,079)	(4,079)

Earnings (loss) from continuing operations	14,348	24,034	(12,286)	26,096
Discontinued operations:
Earnings from operating activities	5,097	136	—	5,233
Gains on dispositions of real estate	299	310	—	609

Earnings from discontinued operations	5,396	446	—	5,842

Net earnings (loss)	$19,744	$24,480	$(12,286)	$31,938

The condensed combining statement of cash flows of Getty Realty Corp. for the nine months ended September 30, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$19,744	$24,480	$(12,286)	$31,938
Adjustments to reconcile net earnings (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization expense	3,244	4,079	31	7,354
Impairment charges	1,544	1,550	—	3,094
Gain from dispositions of real estate	(319)	(310)	—	(629)
Deferred rental revenue	1,390	(1,603)	—	(213)
Allowance for deferred rent and accounts receivable	11,043	249	—	11,292
Amortization of above-market and below-market leases	—	(533)	—	(533)
Accretion expense	459	10	—	469
Stock-based employee compensation expense	—	—	480	480
Changes in assets and liabilities:
Net investment in direct financing leases	—	334	—	334
Accounts receivable, net	(200)	(977)	—	(1,177)
Other assets	168	(140)	519	547
Environmental remediation costs	(746)	(56)	—	(802)
Accounts payable and accrued liabilities	74	440	26	540

Net cash flow provided by (used in) operating activities	36,401	27,523	(11,230)	52,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(167,474)	(1)	(167,475)
Proceeds from dispositions of real estate	784	680	—	1,464
Decrease in cash held for property acquisitions	—	—	149	149
Collection of notes and mortgages receivable	—	379	104	483
Issuance of notes and mortgages receivable	—	(30,400)	—	(30,400)

Net cash flow provided by (used in) investing activities	784	(196,815)	252	(195,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	247,253	247,253
Repayments under credit agreement	—	—	(140,853)	(140,853)
Repayments under term loan agreement	—	—	(585)	(585)
Cash dividends paid	—	—	(46,654)	(46,654)
Credit agreement origination costs	—	—	(175)	(175)
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation – Corporate	(37,185)	169,292	(132,107)	—

Net cash flow (used in) provided by financing activities	(37,185)	169,292	18,865	150,972

Net increase in cash and cash equivalents	—	—	7,887	7,887
Cash and cash equivalents at beginning of period	—	—	6,122	6,122

Cash and cash equivalents at end of period	$—	$—	$14,009	$14,009

10.	SUBSEQUENT EVENT

Our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, portions of which were significantly impacted by Superstorm Sandy in October 2012. We are in the process of assessing any damage to our properties and the impact on our tenants’ businesses caused by the storm. We have not completed our assessment of the impacts of Superstorm Sandy on our business. It is possible that our financial results may be materially adversely impacted in the fourth quarter of 2012 due to Superstorm Sandy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011, “Part I, Item 1. Financial Statements” which appears in this Quarterly Report of Form 10-Q and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of gas stations, convenience stores, automotive repair service facilities and petroleum distribution terminals. As of September 30, 2012, we owned 968 properties and leased from third parties 142 properties. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are largely dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. Approximately 20 of our properties are leased for uses such as fast food restaurants, automobile sales and other retail purposes, excluding approximately 55 properties described below which are currently being marketed for sale and which have temporary occupancies. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.)

Repositioning the Marketing Portfolio

We previously leased to Getty Petroleum Marketing Inc. (“Marketing”) approximately 760 properties comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court effective April 30, 2012. As a result of Marketing’s bankruptcy filing and in anticipation of Marketing’s rejection of the Master Lease, we had commenced a process to reposition the portfolio of properties that were subject to the Master Lease to be effective as soon as possible after the properties became available to us free of Marketing’s tenancy. Our efforts to reposition the Master Lease portfolio to date have resulted in the following:

•

Long-Term Triple-Net Leases. In addition to the previously announced triple-net unitary lease transactions (described below), in October 2012, we entered into a unitary triple-net lease covering 24 operating properties with an affiliate of Capital Petroleum Group. The properties subject to the lease are located in New York City. The lease has a 15 year initial term with provisions for renewal terms and annual rent escalations.

Combined with the six long-term triple-net unitary leases covering 282 operating properties in the aggregate that we entered into during the second quarter of 2012, to date we have re-let on a long-term triple-net basis 306 properties previously leased to Marketing. We anticipate entering into several additional long-term triple-net leases in the fourth quarter of 2012 covering approximately 150 properties in the New York City metropolitan area and New Jersey which are currently subject to month-to-month license agreements and interim fuel supply arrangements discussed below.

•

Remaining Operating Properties. Approximately 310 properties previously leased to Marketing operating as gas stations are subject to month-to-month license agreements and interim fuel supply arrangements. These month-to-month license agreements allow the licensees to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities, and require the licensee-operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply. We receive monthly occupancy payments directly from the licensee-operators while we remain responsible for certain costs associated with the properties. Substantially all of these month-to-month licensees are required to purchase fuel exclusively from Global Partners, with whom we have entered into an interim fuel supply and services agreement. Under our agreement with Global, Global is the exclusive supplier of fuel to these licensee operators and is required to pay us a fee based in part on gallons sold and we pay to Global a monthly administrative service fee. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we are responsible for the payment of certain environmental compliance costs and property operating expenses including maintenance and real estate taxes. We anticipate entering into several additional long-term triple-net leases in the fourth quarter of 2012 covering approximately 150 properties in the New York City metropolitan area and New Jersey. During the next 12 months it is our intention to maximize the value of the remaining approximately 160 properties operating as gas stations taking into account each property’s intermediate and long-term investment requirements and potential. As a result of this process we will make a determination of which properties we will attempt to sell or lease on a long-term basis and if we will invest capital in a location in order to maximize its value. We cannot predict the timing or the terms of any future sales or leases or any improvements thereof.

•

Property Dispositions. For the nine months ended September 30, 2012, we sold, for $8.1 million in aggregate, 29 properties previously leased to Marketing, which had their underground storage tanks removed. We have dedicated considerable efforts intended to increase sales and leasing activity of the remaining 125 properties with underground storage tanks removed and nine terminals we own; however, the timing of any pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future dispositions or leases. In accordance with GAAP, substantially all of these properties have met the criteria to be classified as held for sale.

As previously disclosed, we are currently generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. We expect that following the completion of the repositioning process, we will continue to generate less net revenue from these properties than the contractual rent historically due from Marketing under the Master Lease.

In 2012, we commenced paying Property Expenditures and Marketing Environmental Liabilities (as these terms are defined below) and subject to various site-specific factors we expect to continue to pay for varying types of Property Expenditures, Capital Improvements (as defined below) and Marketing Environmental Liabilities over a period of years relating to the properties previously subject to the Master Lease. Among other things, costs involved with re-letting or repositioning properties formerly leased to Marketing and pursuit of our claims in connection with Marketing’s bankruptcy are expected to cause our operating expenses to remain elevated for the foreseeable future as compared to prior periods. We have also incurred and are continuing to incur significant costs associated with Marketing’s bankruptcy, including $2.9 million in legal and litigation expenses incurred during the first nine months of 2012.

We have commenced eviction proceedings involving certain of our properties in various jurisdictions against Marketing’s former subtenants (or sub-subtenants) who have not vacated our properties and most of whom have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Marketing and the Master Lease

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, we are entitled to at least an administrative claim for the payment of all fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us effective April 30, 2012. For the period from December 5, 2011 through April 30, 2012, we have agreed to cap our aggregate priority administrative claims at $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease (plus any transfer taxes paid by us).

Subsequent to Marketing’s rejection of the Master Lease, as described above, Marketing filed an amended plan of liquidation and disclosure statement with the Bankruptcy Court (the “Plan of Liquidation”) which was confirmed by the Bankruptcy Court on August 24, 2012 and went effective September 24, 2012. The Plan of Liquidation incorporates the terms of the Stipulation. Subsequently, the liquidating trustee (the “Liquidating Trustee”) began to oversee the liquidation of the Marketing estate (the “Marketing Estate”). As described above, certain of our claims are considered administrative claims which have priority over other creditors’ claims. As such, the $0.7 million we received in October 2012 from the initial distribution in the Marketing Estate liquidation was applied against our priority administrative claim. To the extent the Liquidating Trustee is successful in recovering funds on behalf of the Marketing Estate, we are entitled to receive all amounts available for distribution until our priority administrative claim is satisfied in full. The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including insurance policy claims and tank reimbursement funds. We continue to maintain significant pre-petition and post-petition claims against the Marketing Estate. Due to the receipt of cash from the initial distribution of the Marketing Estate liquidation, in the third quarter of 2012, we reversed a portion of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any of the claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In connection with Marketing’s bankruptcy proceedings, on December 29, 2011, Marketing filed a lawsuit against Lukoil Americas Corporation and its wholly-owned subsidiary Lukoil North America LLC (collectively, “Lukoil Americas”) asserting, among other claims, that Lukoil fraudulently transferred substantially all of Marketing’s assets with value and positive cash flow from Marketing to Lukoil Americas (the “Lukoil Complaint”). Pursuant to the terms of the Stipulation, the Liquidating Trustee will pursue the Lukoil Complaint for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee may be successful in pursuing the claims against Lukoil Americas and therefore it is possible that we may ultimately recover a portion of our claims against Marketing including our post-petition administrative claims, which have priority over other creditors’ claims, and our pre-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans up to an aggregate amount of $6.4 million to fund certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate and the prosecution of the Lukoil Complaint (the “Litigation Funding Agreement”). Pursuant to the terms of the Litigation Funding Agreement, we agreed to make a series of advances, which are all subject to the aggregate amount of $6.4 million, to fund the prosecution of the Lukoil Complaint, including: (i) up to $5.2 million to fund the Marketing Estate’s legal fees and expenses relating to the Lukoil Complaint, and (ii) up to $0.7 million to fund the fees and expenses of expert witnesses and consultants hired by the Liquidating Trustee to pursue the Lukoil Complaint. In addition, we agreed to make advances in an amount up to $0.8 million to fund the Marketing Estate’s operations and wind-down expenses. Under the terms of the Litigation Funding Agreement, we are entitled to receive from the proceeds of the Lukoil Complaint, if any, the sum of: (i) all funds advanced to the Marketing Estate for fees and expenses related to expert witnesses and consultants required to pursue the Lukoil Complaint plus interest accrued at 15% per annum; (ii) all funds advanced to the Liquidating Trustee for the Marketing Estate’s operations and wind-down expenses plus interest accrued at 15% per annum; and (iii) the greater of (a) all funds advanced for legal fees and expenses relating to the Lukoil Complaint plus interest accrued at 15% per annum, or (b) 24% of the gross proceeds from any settlement or favorable judgment from the Lukoil Complaint. As of the filing of this quarterly report on Form 10-Q, we have advanced approximately $0.2 million to the Marketing Estate pursuant to Litigation Funding Agreement for wind-down expenses. The payments we receive pursuant to the Litigation Funding Agreement, if any, do not apply against our priority administrative claim and our other pre-petition and post-petition claims against the Marketing Estate. We cannot provide any assurance that we will be repaid any amounts we advance, or that we will receive any additional return on such advances as described above, pursuant to the Litigation Funding Agreement.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). In connection with our repositioning of the properties previously subject to the Master Lease, we have and anticipate that in the future, as between us and any new tenant or transferee of a property or group of properties, we will retain environmental remediation liabilities that are known to exist with respect to that property or group of properties prior to the date of re-letting or sale, subject to our rights to pursue any third-party wholly or partially responsible therefor.

Since the Master Lease was structured as a “triple-net” lease, Marketing (as the lessee) had the responsibility for all operating expenses including maintenance, repairs, real estate taxes, insurance and general upkeep of these properties (“Property Expenditures”) during the term of the Master Lease and for the Marketing Environmental Liabilities. Marketing failed to meet many of its obligations to undertake or pay for these Property Expenditures. Due to Marketing’s bankruptcy filing, in 2012, we commenced paying for Property Expenditures, and subject to various site-specific factors we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”). In addition, as a result of Marketing’s bankruptcy filing, we accrued for the Marketing Environmental Liabilities in the fourth quarter of 2011 and commenced funding remediation activities during the second quarter of 2012 related to such accrued Marketing Environmental Liabilities. We do not expect to be reimbursed for any such remediation activities except to the extent of possible recoveries resulting from our claims in the Lukoil Complaint described above. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings and we anticipate incurring significant Property Expenditures and Capital Improvement costs. It is also possible that our estimates for environmental remediation and tank removal expenses relating to these properties will be higher than the Marketing Environmental Liabilities we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to other segments of our ongoing business. These and other actions are expected to significantly increase our operating expenses for the foreseeable future. As of the date of this Quarterly Report on Form 10-Q, we have not determined the total amounts of any such additional expenses. The incurrence of these various expenses may materially negatively impact or negatively impact to a greater extent than we have experienced our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If the Marketing Environmental Liabilities are greater than our accruals; if we incur significant Property Expenditures, Capital Improvement costs and operating expenses relating to these properties; if the repositioning of the properties previously subject to the Master Lease leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting these properties requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell a portion of the properties previously subject to the Master Lease at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs related to the properties previously subject to the Master Lease; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For additional information regarding the historical portion of our financial results that are attributable to Marketing, see note 12 in “Item 8. Financial Statements & Supplementary Data — Notes to Consolidated Financial Statements.”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 and note 9 in “Item 1. Financial Statements— Notes to Consolidated Financial Statements.”) (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.)

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO for the quarter and nine months ended September 30, 2011 to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable.

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

A reconciliation of net earnings to FFO and AFFO for the quarter and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$(3,465)	$5,350	$6,646	$31,938
Depreciation and amortization of real estate assets	3,492	2,824	10,966	7,354
Gains from dispositions of real estate	(578)	(310)	(3,819)	(629)
Impairment charges	7,406	587	10,552	3,094

Funds from operations	6,855	8,451	24,345	41,757
Revenue recognition adjustments	(1,459)	210	(2,994)	(794)
Allowance for deferred rent receivable	—	11,043	—	11,043
Property acquisition costs	—	—	—	2,034

Adjusted funds from operations	$5,396	$19,704	$21,351	$54,040

Diluted per share amounts:
Earnings (loss) per share	($0.10)	$0.16	$0.20	$0.96
Funds from operations per share	$0.21	$0.25	$0.72	$1.26
Adjusted funds from operations per share	$0.16	$0.59	$0.64	$1.62

Diluted weighted-average shares outstanding	33,396	33,395	33,395	33,098

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues from rental properties included in continuing operations decreased by $2.6 million to $22.4 million for the three months ended September 30, 2012, as compared to $25.0 million for the three months ended September 30, 2011. Revenues from rental properties include approximately $21.4 million and $12.4 million for the three months ended September 30, 2012 and 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for the three months ended September 30, 2012 related to properties repositioned from the Master Lease. The decrease in revenues from rental properties reflects the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The decrease in revenues from rental properties was partially offset by an increase in the real estate taxes we paid and billed to tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. The decrease in rent contractually due or received for the three months ended September 30, 2012 was also due, to a lesser extent, to the effect of dispositions of real estate and lease expirations.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.5 million for the three months ended September 30, 2012 and decreased rental revenue by $0.3 million for the three months ended September 30, 2011.

Interest income from notes and mortgages was $0.7 million for the three months ended September 30, 2012 which is comparable to $0.8 million for the three months ended September 30, 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent, real estate taxes and maintenance, were $8.3 million for the three months ended September 30, 2012 as compared to $2.9 million for the three months ended September 30, 2011. Certain of these increased expenses are reimbursable by our tenants and are related to properties and leasehold interests acquired in 2011. The remaining increase results from real estate taxes and maintenance expenses historically paid by Marketing directly, which we began paying in the first quarter of 2012. Any reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations.

Non-cash impairment charges of $2.0 million are included in continuing operations for the three months ended September 30, 2012, as compared to $0.6 million recorded for the three months ended September 30, 2011. Non-cash impairment charges of $5.4 million are included in discontinued operations for the three months ended September 30, 2012. During the three months ended September 30, 2012 and 2011, we reduced the carrying amount of certain of our properties to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $7.4 million and $0.6 million, respectively. The non-cash impairment charges recorded during the three months ended September 30, 2012 were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. The non-cash impairment charges recorded for the three months ended September 30, 2011 were attributable to reductions in our estimates of value for properties marketed for sale and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the three months ended September 30, 2012 decreased by $1.4 million to $0.3 million, as compared to $1.7 million for the three months ended September 30, 2011. The decrease in net environmental expenses for the three months ended September 30, 2012 was primarily due to lower legal fees resulting from a $0.9 million reimbursement of legal fees paid in prior years and lower provisions for environmental remediation costs and environmental litigation. Capitalized asset retirement costs associated with increases in environmental obligations are depreciated over their estimated useful lives, which expense is included in depreciation and amortization in the Company’s consolidated statements of operations rather than in provision for environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses increased by $2.3 million to $5.0 million for the three months ended September 30, 2012, as compared to $2.7 million recorded for the three months ended September 30, 2011. The increase in general and administrative expenses was principally due to $1.1 million of legal fees and litigation costs incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the three months ended September 30, 2012.

As a result of the developments with Marketing, we concluded in 2011 that it was probable that we would not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than the amount we had previously reserved. Therefore, during the quarter ended September 30, 2011, we increased our reserve by recording an additional non-cash allowance for deferred rent receivable of $11.0 million.

Depreciation and amortization expense included in continuing operations was $3.3 million for the three months ended September 30, 2012, as compared to $2.7 million for the three months ended September 30, 2011. The increase was primarily due to depreciation charges related to capitalized asset retirement costs associated with environmental obligations assumed from Marketing after the rejection of the Master Lease and properties acquired in 2011, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $2.7 million to $18.9 million for the three months ended September 30, 2012, as compared to $21.6 million for the three months ended September 30, 2011.

Other income, net, included in income from continuing operations was comparable for the three months ended September 30, 2012, and 2011.

Interest expense was $2.9 million for the three months ended September 30, 2012, as compared to $1.4 million for the three months ended September 30, 2011. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding and higher average borrowings outstanding for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

We report as discontinued operations approximately 133 properties held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results of such properties for the three months ended September 30, 2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations decreased by $7.5 million to a loss of $5.0 million for the three months ended September 30, 2012, as compared to earnings of $2.5 million for the three months ended September 30, 2011. The decrease was primarily due to higher impairment charges, lower rental revenue and higher operating costs partially offset by higher gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations were $0.6 million for the three months ended September 30, 2012 and $0.3 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, there were 14 property dispositions. For the three months ended September 30, 2011, there were four property dispositions. Gains on disposition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period as compared to prior periods.

Earnings from continuing operations were $1.5 million for the three months ended September 30, 2012, as compared to $2.8 million for the three months ended September 30, 2011 and net earnings decreased by $8.9 million to a loss of $3.5 million for the three months ended September 30, 2012, as compared to earnings of $5.4 million for the three months ended September 30, 2011 as a result of the items discussed above.

For the three months ended September 30, 2012, FFO decreased by $1.6 million to $6.9 million, as compared to $8.5 million for the three months ended September 30, 2011, and AFFO decreased by $14.3 million to $5.4 million, as compared to $19.7 million for the three months ended September 30, 2011. The decrease in FFO for the three months ended September 30, 2012 was primarily due to the changes in net earnings but excludes a $6.8 million increase in impairment charges, a $0.7 million increase in depreciation and amortization expense and a $0.3 million increase in gains on dispositions of real estate. The decrease in AFFO for the three months ended September 30, 2012 also excludes $11.0 million of allowance for deferred rental revenue recorded in 2011 and a $1.7 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was a loss of $0.10 per share for the three months September 30, 2012, as compared to earnings of $0.16 per share for the three months ended September 30, 2011. Diluted FFO per share for the three months ended September 30, 2012 was $0.21 per share, as compared to $0.25 per share for the three months ended September 30, 2011. Diluted AFFO per share for the three months ended September 30, 2012 was $0.16 per share, as compared to $0.59 per share for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues from rental properties included in continuing operations increased by $3.4 million to $76.3 million for the nine months ended September 30, 2012, as compared to $72.9 million for the nine months ended September 30, 2011. Revenues from rental properties include approximately $51.8 million and $33.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for May 2012 through September 2012 related to properties repositioned from the Master Lease. Revenues from rental properties included in continuing operations for the nine months ended September 30, 2012 include approximately $20.5 million (for which bad debt reserves of $13.2 million were provided and are included in general and administrative expenses in our consolidated statement of operations) and, for the nine months ended September 30, 2011, $38.0 million in rent contractually due or received from Marketing under the Master Lease. The increase in revenues from rental properties for the nine months ended September 30, 2012 was primarily due to rental income from properties we acquired from, and leased back to, Nouria Energy Ventures I, LLC (“Nouria”) in March 2011 offset by the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The increase in revenues from rental properties was also partially due to an increase in the real estate taxes we paid and billed to Marketing through April 30, 2012, the date the Master Lease was rejected, and from other tenants pursuant to triple-net leases thereafter. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly.

Revenues from rental properties and rental property expense included $9.8 million for the nine months ended September 30, 2012 as compared to $3.1 million for the nine months ended September 30, 2011 for real estate taxes paid by us which were due from Marketing through the date the Master Lease was rejected as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. The increase in rent contractually due or received for the nine months ended September 30, 2012 was also due, to a lesser extent, to rent escalations, partially offset by the effect of dispositions of real estate and lease expirations.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $3.0 million for the nine months ended September 30, 2012 and $1.3 million for the nine months ended September 30, 2011.

Interest income from notes and mortgages receivable was $2.1 million for the nine months ended September 30, 2012 which is comparable to $1.9 million for the nine months ended September 30, 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent, real estate taxes and maintenance, were $22.0 million for the nine months ended September 30, 2012 as compared to $10.1 million for the nine months ended September 30, 2011. Certain of these increased expenses are paid by us and reimbursable by our tenants and are related to properties and leasehold interests acquired in 2011. The remaining increase results from real estate taxes and maintenance historically paid by Marketing directly, which we began paying in the first quarter of 2012. Any reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. As described below, we provided a bad debt reserve for the unpaid taxes reimbursable from Marketing since we do not expect to receive payment from Marketing.

Non-cash impairment charges of $3.0 million are included in continuing operations for the nine months ended September 30, 2012, as compared to $2.5 million recorded for the nine months ended September 30, 2011. Non-cash impairment charges of $7.6 million are included in discontinued operations for the nine months ended September 30, 2012, as compared to $0.6 million recorded for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we reduced the carrying amount of certain of our properties to fair value, and recorded in continuing operations and in discontinued operations non-cash impairment charges aggregating $10.6 million and $3.1 million, respectively. The non-cash impairment charges recorded during the nine months ended September 30, 2012 were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. The non-cash impairment charges recorded for the nine months ended September 30, 2011 were attributable to reductions in our estimates of value for properties marketed for sale and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the nine months ended September 30, 2012 decreased by $3.5 million, to $0.4 million, as compared to $3.9 million for the nine months ended September 30, 2011. The decrease in net environmental expenses for the nine months ended September 30, 2012 was primarily due to lower legal fees resulting from a $0.9 million reimbursement of legal fees paid in prior years and lower provisions for environmental remediation costs and environmental litigation, partially offset by higher professional fees. Capitalized asset retirement costs associated with increases in environmental obligations are depreciated over their estimated useful lives, which expense is included in depreciation and amortization in the Company’s consolidated statements of operations rather than in provision for environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses included in continued operations increased by $15.8 million to $26.1 million for the nine months ended September 30, 2012, as compared to $10.3 million recorded for the nine months ended September 30, 2011. The increase in general and administrative expenses was principally due to $13.2 million bad debt reserves provided attributable to nonpayment of rent and real estate taxes due from Marketing that we do not expect to collect, $2.9 million of legal fees and litigation costs incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the nine months ended September 30, 2012. The increase in general and administrative expenses in 2012 was partially offset by $2.0 million of property acquisition costs incurred in 2011.

As a result of the developments with Marketing, we concluded in 2011 that it was probable that we would not receive a greater portion of the contractual lease payments when due from Marketing for the entire initial term of the Master Lease than the amount we had previously reserved. Therefore, during the nine months ended September 30, 2011, we increased our reserve by recording an additional non-cash allowance for deferred rent receivable of $11.0 million.

Depreciation and amortization expense included in continuing operations was $10.2 million for the nine months ended September 30, 2012, as compared to $7.0 million for the nine months ended September 30, 2011. The increase was primarily due to depreciation charges related to capitalized asset retirement costs associated with environmental obligations assumed from Marketing after the rejection of the Master Lease and properties acquired in 2011, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $17.0 million to $61.7 million for the nine months ended September 30, 2012, as compared to $44.7 million for the nine months ended September 30, 2011.

Other income (expense), net, included in income from continuing operations was $0.5 million for the nine months ended September 30, 2012.

Interest expense was $7.1 million for the nine months ended September 30, 2012, as compared to $4.1 million for the nine months ended September 30, 2011. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding and higher average borrowings outstanding for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, partially offset by the expiration of the Swap Agreement on June 30, 2011.

We report as discontinued operations approximately 133 properties held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results of such properties for the nine months ended September 30, 2011 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations decreased by $9.4 million to a loss of $3.6 million for the nine months ended September 30, 2012, as compared to earnings of $5.8 million for the nine months ended September 30, 2011. The decrease was primarily due to higher impairment charges, lower rental revenue and higher operating costs partially offset by higher gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations were $3.8 million for the nine months ended September 30, 2012 and $0.6 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, there were 29 property dispositions. For the nine months ended September 30, 2011, there were seven property dispositions. Gains on disposition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period as compared to prior periods.

Earnings from continuing operations were $10.2 million for the nine months ended September 30, 2012, as compared to $26.1 million for the nine months ended September 30, 2011 and net earnings decreased by $25.3 million to $6.6 million for the nine months ended September 30, 2012, as compared to $31.9 million for the nine months ended September 30, 2011 as a result of the items discussed above.

For the nine months ended September 30, 2012, FFO decreased by $17.5 million to $24.3 million, as compared to $41.8 million for the nine months ended September 30, 2011, and AFFO decreased by $32.6 million to $21.4 million, as compared to $54.0 million for the nine months ended September 30, 2011. The decrease in FFO for the nine months ended September 30, 2012 was primarily due to the changes in net earnings but excludes a $7.5 million increase in impairment charges, a $3.6 million increase in depreciation and amortization expense and a $3.2 million increase in gains on dispositions of real estate. The decrease in AFFO for the nine months ended September 30, 2012 also excludes a $2.2 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented and $11.0 million allowance for deferred rent receivable and $2.0 million of acquisition costs incurred in 2011 (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.20 per share for the nine months September 30, 2012, as compared to $0.96 per share for the nine months ended September 30, 2011. Diluted FFO per share for the nine months ended September 30, 2012 was $0.72 per share, as compared to $1.26 per share for the nine months ended September 30, 2011. Diluted AFFO per share for the nine months ended September 30, 2012 was $0.64 per share, as compared to $1.62 per share for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash flows from operations and available cash and cash equivalents. Historically, we have also utilized our Credit Agreement that expires in March 2013 as a source of liquidity. However, under the terms of the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria as described below. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011 were $12.3 million and $52.7 million, respectively. Our business operations and liquidity are dependent on our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease discussed in “General — Marketing and the Master Lease” above. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or Term Loan Agreement. However, we cannot provide any assurance that we may be able to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity.

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

Credit Agreement

We are a party to a $175.0 million amended and restated senior secured revolving credit agreement entered into on March 9, 2012 (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) which expires on March 9, 2013. As of September 30, 2012, borrowings under the Credit Agreement were $151.7 million, bearing interest at a rate of 3.25% per annum. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.40%.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on several portfolios of our properties such that borrowings outstanding under the Credit Agreement do not exceed 70% of the value of the mortgaged properties. The Credit Agreement allocates $125.0 million of the total Bank

Syndicate commitment to a term loan and $50.0 million of the total Bank Syndicate commitment to a revolving facility. Under the terms of the Credit Agreement, any proceeds from the issuance of debt are required to be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments. Additionally, 50% of the net proceeds from any equity issuance by us will be used to pay down and permanently reduce the aggregate amount of Bank Syndicate commitments with the remaining proceeds used to pay down the revolving facility. Such repayments under the revolving facility can be redrawn assuming we meet the terms and conditions discussed below whereas amounts used to permanently reduce Bank Syndicate commitments cannot be redrawn. Under the Credit Agreement, we are unable to access undrawn funds until we meet certain criteria including achieving pro forma revenue targets, the resolution of material litigation with our tenants and conditioned upon having no tenant upon whom our financial results are materially dependent subject to bankruptcy or any such similar proceedings. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

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

Term Loan Agreement

We are a party to a $25.0 million amended term loan agreement with TD Bank (the “Term Loan Agreement” or “Term Loan”). On March 9, 2012, we entered into an agreement with TD Bank amending significant terms of the Term Loan Agreement and extending the maturity date by approximately six months to March 2013. As of September 30, 2012, borrowings under the Term Loan Agreement were $22.2 million bearing interest at a rate of 3.50% per annum. The Term Loan Agreement bears interest at a rate equal to a 30 day LIBOR rate (subject to a floor of 0.40%) plus a margin of 3.10%. The Term Loan Agreement provides for annual reductions of $0.8 million in the principal balance with a balloon payment due at maturity. A balloon payment of $21.9 million is due in March 2013 pursuant to the Term Loan Agreement. The Term Loan Agreement contains restrictive terms and conditions including financial covenants such as those requiring us to maintain minimum cash balances, minimum liquidity, minimum EBITDA, coverage ratios and other covenants which may limit our ability to incur debt or pay dividends. The Term Loan Agreement contains customary events of default, including default under the Credit Agreement, change of control, failure to maintain REIT status or a material adverse effect on our business, assets, prospects or condition. Any event of default, if not cured or waived, would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement and could result in the acceleration of our indebtedness under the Term Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or as a result of acceleration of our indebtedness under the Credit Agreement and Term Loan Agreement.

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

Capital Expenditures

Since our business model is to lease our properties on a triple-net basis primarily to petroleum distributors, and to a lesser extent to individual operators, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the nine months ended September 30, 2012 and 2011 amounted to $2.5 million and $167.5 million, respectively, which for 2011 was primarily due to properties we acquired from, and leased back to, CPD NY in January 2011 and Nouria in March 2011. As part of the repositioning of the properties previously subject to the Master Lease, we are evaluating potential capital expenditures and funding sources. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease. However, our tenants may make improvements to the properties leased from us at their expense. In certain leases we have agreed to reimburse the tenant for a portion of such capital expenditures. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011).

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

We declared dividends of $0.25 per share in the nine months ended September 30, 2012 as compared to $1.21 per share for nine months ended September 30, 2011. We continue to evaluate our dividend policy in consideration of our revenues and expenses related to our efforts to reposition the portfolio of properties previously leased to Marketing and the restrictions contained in the Credit Agreement and the Term Loan Agreement discussed above. We cannot provide any assurance that we will be able to continue to pay dividends.

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

Our accounting policies are described in note 1 of “Item 1. Financial Statements - Notes to Consolidated Financial Statements” that appears in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of December 31, 2011, the deferred rent receivable attributable to the Master Lease was fully reserved. Upon rejection of the Master Lease by Marketing on April 30, 2012, we de-recognized the deferred rent receivable and the related reserve. In addition, as of September 30, 2012, all pre-petition and post-petition claims for unpaid fixed rent and real estate taxes due from Marketing included in accounts receivable are fully reserved. Beginning in the fourth quarter of 2011, since we could no longer assume that Marketing would be able to meet its environmental remediation obligations and its obligations to remove all underground storage tanks at the end of their useful life or earlier if circumstances warrant, we accrued the Marketing Environmental Liabilities. Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease made effective September 30, 2012 that affect the amounts reported in our financial statements are reviewed on an ongoing basis and are subject to possible change. It is possible that we may be required to record impairment charges related to the portfolio of properties or adjust our accrual for the Marketing Environmental Liabilities as a result of changes in our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease that affect the amounts reported in our financial statements.

ENVIRONMENTAL MATTERS

General

We are subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased for $3.1 million a ten-year pollution legal liability insurance policy covering all of our properties for pre-existing unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. Historically we did not maintain pollution legal liability insurance to protect from potential future claims related to known and unknown environmental liabilities.

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

Generally, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

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

As part of the six new triple-net leases we have entered into through September 30, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 282 sites was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the second quarter of 2012, we removed $6.9 million of asset retirement obligations and $6.2 million of net asset costs related to USTs from our balance sheet. The net amount of $0.7 million is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases.

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

Environmental obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of September 30, 2012, December 31, 2011 and December 31, 2010, we had accrued $52.3 million, $57.7 million and $14.9 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation costs and obligations to remove USTs. The accrued environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.2 million and $0.5 million of accretion expense was recorded for the nine months ended September 30, 2012 and 2011, respectively, substantially all of which is included in environmental expenses and the remainder of which is included in discontinued operations. In addition, during the quarter and nine months ended September 30, 2012 we recorded credits to environmental expenses aggregating $0.2 million and $2.9 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the quarter and nine months ended September 30, 2012, we increased carrying value of certain of our properties by $0.7 million and $4.4 million, respectively, due to increases in estimated remediation costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations in our consolidated statements of operations for the quarter and nine months ended September 30, 2012 includes $1.3 million and $4.5 million, respectively, of depreciation related to capitalized asset retirement costs of $28.4 million as of September 30, 2012.

Environmental liabilities are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We also use probability weighted alternative cash flow forecasts to determine fair value. We assumed a 50% probability factor that the actual environmental expenses will exceed engineering estimates for an amount assumed to equal one year of net expenses. Accordingly, the environmental accrual as of September 30, 2012 was increased by $4.6 million before inflation and present value discount adjustments. The resulting environmental accrual as of September 30, 2012 was then further increased by $2.6 million for the assumed impact of inflation using an inflation rate of 2.75%. Assuming a credit-adjusted risk-free discount rate of 7.00%, we then reduced the net environmental accrual, as previously adjusted, by a $5.5 million discount to present value. Had we assumed an inflation rate that was 0.50% higher and a discount rate that was 0.50% lower, net environmental liabilities accrued as of September 30, 2012 would have increased by an aggregate of $0.7 million. However, the aggregate net change in environmental estimates recorded during the nine months ended September 30, 2012 would not have changed significantly if these changes in the assumptions were made effective December 31, 2011.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2012 and December 31, 2011, we had accrued $3.7 million and $4.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements include, but are not limited to, statements regarding: Marketing and our efforts to reposition the properties that were previously subject to the Master Lease included in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q; our expectations that we will receive funds from the liquidation of the Marketing Estate to satisfy our claims against the Marketing Estate; our expectations that we will collect any amounts due and owed under the Litigation Funding Agreement; our ability to reposition our properties that were previously subject to the Master Lease; our expectations regarding entering into long-term arrangements with respect to the properties that were previously subject to the Master Lease; our beliefs regarding the amount of revenue we expect to realize from the properties that were previously subject to the Master Lease; our expectations regarding incurring costs associated with repositioning the properties that were previously subject to the Master Lease; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our estimates regarding any eviction proceedings initiated to take control of our properties; the impact of the developments related to Marketing and the repositioning of our properties that were previously subject to the Master Lease on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our estimates and assumptions regarding the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and its impact on us; our expected recoveries from underground storage tank funds; our expectations regarding the indemnification obligations of the Company and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Term Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust (“REIT”).

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

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our financial results; our estimates and assumptions regarding expenses and accruals relating to Marketing’s bankruptcy, the process of taking control of our properties previously subject to the Master Lease and repositioning such properties; the liquidation of the Marketing Estate and risks associated with prosecuting the Lukoil Complaint, including the Litigation Funding Agreement; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties and properties being repositioned that were previously subject to the Master Lease; our ability to obtain favorable terms on any properties that we sell; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; and terrorist attacks and other acts of violence and war.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million Credit Agreement as amended on March 9, 2012 and our $25.0 million Term Loan Agreement as amended on March 9, 2012. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. We used borrowings under the Term Loan Agreement to partially finance an acquisition in September 2009. Total borrowings outstanding as of September 30, 2012 under the Credit Agreement and the Term Loan Agreement were $151.7 million and $22.2 million, respectively, bearing interest at a weighted-average rate of 3.28% per annum. The weighted-average effective rate is based on (i) $151.7 million of LIBOR rate borrowings outstanding under the Credit Agreement floating at market rates plus a margin of 3.00%, and (ii) $22.2 million of LIBOR based borrowings outstanding under the Term Loan Agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%. Our Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 2.00% or a LIBOR rate plus a margin of 3.00%. It is possible that our business operations or liquidity may be further adversely affected by our ability to reposition the portfolio and generate cash flow from the properties previously subject to the Master Lease as discussed in “General - Marketing and the Master Lease” above and as a result we may be in default of our Credit Agreement or Term Loan Agreement which if such default was not cured or waived would further prohibit us from drawing funds against the Credit Agreement. An event of default if not cured or waived would increase by 200 basis points (2.00%) the interest rate we pay under our Credit Agreement and would increase by 300 basis points (3.00%) the interest rate we pay under the Term Loan Agreement. We may be required to enter into alternative loan agreements, sell assets, reduce or eliminate our dividend or issue additional equity at unfavorable terms if we do not have access to funds under our Credit Agreement or our Term Loan Agreement.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of September 30, 2012 has not changed significantly, as compared to December 31, 2011. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our aggregate average borrowings outstanding under the Credit Agreement and the Term Loan Agreement projected at $173.8 million for the remainder of 2012, an increase in market interest rates of 0.50% for the remainder of 2012 would decrease our 2012 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our aggregate borrowings outstanding floating at market rates, and assumes that the $151.7 million borrowings outstanding under the Credit Agreement as of September 30, 2012 and the $22.1 million average scheduled borrowings outstanding for 2012 under the Term Loan Agreement is indicative of our future average borrowings outstanding for 2012 before considering additional borrowings required for future acquisitions or repayment of borrowings outstanding from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the borrowings outstanding amount under our Credit Agreement, with decreases in the borrowings outstanding amount under our Term Loan Agreement and with increases or decreases in borrowings outstanding under agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

There have not been any material changes to the information previously disclosed in “Part II, Item 1A. Risk Factors” which appears our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Exhibits

Exhibit No.	Description of Exhibit

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

101.INS	XBRL Instance Document (b)

101.SCH	XBRL Taxonomy Extension Schema (b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)

101.LAB	XBRL Taxonomy Extension Label Linkbase (b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)

(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(b)	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp.
(Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President and Chief Financial Officer
November 9, 2012

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief Executive Officer
November 9, 2012

59