Form 10-K
period 2012-12-31
GETTY REALTY CORP /MD/
filed 2013-03-18
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (25,649,418 shares of common stock) of the Company was $491,186,000 as of June 30, 2012.

The registrant had outstanding 33,396,790 shares of common stock as of March 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2012 pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding: Marketing and our efforts, expectations, and ability to reposition the properties that were previously subject to the Master Lease; our expectations that we may receive funds from the liquidation of the Marketing Estate to satisfy our claims against the Marketing Estate; our expectations that we may collect amounts we advance under the Litigation Funding Agreement; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning of our properties; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our expectations regarding eviction proceedings initiated to take control of our properties; the impact of the developments related to repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs, including the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement (as defined below) and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Prudential Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described below in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, and other risks that we describe from time to time in this and our other filings with the Securities and Exchange Commission (the “SEC”)), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing, the process of taking control of our properties, including the likelihood of our success in the eviction proceedings we have commenced, and repositioning such properties; the liquidation of the Marketing Estate and risks associated with prosecuting the Lukoil Complaint, including our obligations under the Litigation Funding Agreement; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties; our ability to obtain favorable terms on any properties that we sell or re-let; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including subsequent failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; dilution as a result of future issuances of equity securities; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; and terrorist attacks and other acts of violence and war.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties and petroleum distribution terminals. Our properties are located in 21 states across the United States with concentrations in the Northeast and the Mid-Atlantic regions. Our properties are operated under a variety of brands including Getty, BP, Exxon, Mobil, Shell, Chevron, Valero and Aloha. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

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

Getty Petroleum Marketing, Inc. (“Marketing”) was formed to facilitate the spin-off of our petroleum marketing business to our shareholders which was completed in 1997. Marketing was acquired by a U.S. subsidiary of OAO Lukoil (“Lukoil”) in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease (the “Master Lease”) with Marketing. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court, effective April 30, 2012 and possession of the then 788 properties subject to the Master Lease was returned to us.

As of December 31, 2012, more than 700 properties that we own or lease were previously leased to Marketing. During 2012, we entered into ten long-term triple-net unitary leases re-letting, in the aggregate, 443 operating properties previously leased to Marketing. The new leases generally have 15 year initial terms with provisions for renewal terms and annual rent escalations. We sold 54 properties for $15.4 million in the aggregate during 2012. As of the date of this filing on Form 10-K, in 2013, we have sold an additional 42 properties for $17.5 million in the aggregate, including one terminal. Certain of the properties previously leased to Marketing are subject to month-to-month licensing agreements and our temporary fuel supply agreement (described in more detail below). The balance of the remaining properties previously leased to Marketing are accounted for as held for sale and are either subject to month-to-month licensing agreements, or are vacant.

Since May 2003, we have acquired approximately 400 properties in various states in transactions valued at approximately $523 million. These acquisitions include single property transactions and portfolio transactions ranging in size from 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111 million.

Company Operations

As of December 31, 2012, we owned 946 properties and leased 135 properties. Our typical property is used as a retail motor fuel outlet and convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. The properties that we have acquired since 2007 are generally located on larger parcels of land. We believe our network of retail motor fuel and convenience store properties and terminal properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrance or exit ramps.

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties.

In addition, with respect to certain properties that we are repositioning, we have entered into month-to-month license agreements and interim fuel supply arrangements. We receive monthly occupancy payments directly from the licensee-operators while we remain responsible for certain costs associated with the properties. These month-to-month license agreements allow the licensees to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities, and require the licensee-operators to sell fuel provided exclusively by a third party, with whom we have contracted for interim fuel supply. Under our agreement with the third party fuel supplier, the third party fuel supplier is required to pay us a fee based in part on gallons sold and we pay to the third party fuel supplier a monthly administrative service fee. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we are responsible for the payment of certain environmental compliance costs and property operating expenses including maintenance and real estate taxes. We intend to reposition these properties in order to maximize their value to us taking into account each property’s intermediate and long-term investment requirements and potential. As a result of this process, we expect that we may dispose of or lease these remaining properties, either individually or in small portfolios. We also may make investments in certain of these properties in anticipation of leasing them or by contribution to capital expenditures required to be made by our tenants. We cannot predict the timing or the terms of any future sales or leases.

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. As of December 31, 2012, approximately 20 of our properties are leased for uses such as quick serve restaurants, automobile sales and other retail purposes, excluding approximately 40 properties previously subject to the Master Lease with marketing which are currently held for sale and which have temporary occupancies. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties”.)

One of our tenants, CPD NY Energy Corp., a subsidiary of Chestnut Petroleum Dist. (together with its affiliates, “CPD”), represents 18% and 12% of our revenues from rental properties for 2012 and 2011, respectively. (For information regarding factors that could adversely affect us relating to our lessees, see “Part II, Item 1A. Risk Factors.)

The sector of the real estate industry in which we operate is highly competitive. In addition, we expect major real estate investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, public and private investment funds and other individual and institutional investors. Generally, we seek leases with our Tenants that have an initial term of 15 years and include provisions for rental increases during the term of the lease. As of December 31, 2012, our average lease term including month-to-month license agreements, weighted by the number of underlying properties, was in excess of 9.8 years excluding renewal options. Retail motor fuel properties are an integral component of the transportation infrastructure. Stability within the retail motor fuel and convenience store industry is driven by highly inelastic demand for petroleum products and day-to-day consumer goods and fast foods, which supports our tenants.

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

Acquisition Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to acquire additional properties, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our investment strategy is aimed at achieving a high quality real estate portfolio and geographic diversification. We employ investment personnel to pursue acquisitions that are consistent with this strategy. A key element of our investment strategy is to acquire properties in strong primary markets that serve high density population centers.

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

In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions valued at $5.2 million. In 2011, we acquired fee or leasehold title to 125 gasoline station and convenience store properties in two separate transactions valued at $198.6 million.

Since May 2003, we have acquired approximately 400 properties in various states in transactions valued at approximately $523 million. These acquisitions include single property transactions and portfolio transactions ranging in size from 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111 million.

Trademarks

We own the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States and we permit certain of our tenants to use the Getty® trademarks at properties that they lease from us.

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

Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our triple-net tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants (other than Marketing’s environmental obligations which we accrued in the fourth quarter of 2011). However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

For additional information please refer to “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters”, “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. and note 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” in this Annual Report on Form 10-K.

Personnel

As of March 18, 2013, we had 37 employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission (the “SEC”) at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

We are subject to various risks, many of which are beyond our control. As a result of these and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned below and elsewhere in this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

We are repositioning our properties that were previously leased to Marketing. We expect to incur significant costs associated with repositioning these properties and we expect to generate less net revenue after leasing or selling these properties. The incurrence of these costs and receipt of less net revenue may materially negatively impact our cash flow and ability to pay dividends.

We are in the process of repositioning the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”). During 2012, we have entered into long-term triple-net leases with respect to 443 of these properties. In addition, we have entered into month-to-month license agreements and interim fuel supply arrangements with respect to our operating properties. The remaining properties previously leased to Marketing are accounted for as held for sale, and are either subject to month-to-month licensing agreements or are vacant. Our month-to-month license agreements allow the licensee to occupy and to use the properties for gas stations, convenience stores, automotive repair service facilities or other businesses. We receive monthly payments from the licensee-operators while remaining responsible for all operating expenses, including maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs. Dependent on factors related to each site, we expect to directly pay for varying types of costs over a period of years for deferred maintenance, required renovations, replacement of underground storage tanks and related equipment and zoning and permitting costs (“Capital Improvements”). It is possible we may enter into additional long-term triple-net leases for certain of these properties with tenants who are actively engaged in the business of retail petroleum marketing.

We, or our tenants, have commenced eviction proceedings involving approximately 40 properties in various jurisdictions against Marketing’s former subtenants (or sub-subtenants) who have not vacated our properties and occupy our properties without rights. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

We are currently generating less net revenue from the leasing of these properties and we expect that following the completion of the repositioning process, we will continue to generate less net revenue from these properties than we previously received from Marketing. In addition, dependent on factors related to each site we expect to directly pay for Property Expenditures during the repositioning process and possibly thereafter and for Capital Improvements over a period of years.

It is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business. The incurrence of these costs and receipt of less net revenue from our properties that were subject to the Master Lease may materially negatively impact our cash flow and ability to pay dividends.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our vacant properties.

We are subject to risks that financial distress, default or bankruptcy of our tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could impact the reliability of our rent receipts. We are subject to risks that the terms governing renewal or re-letting of our properties (including the cost of required renovations, replacement of underground storage tanks and related equipment or environmental remediation) may be less favorable than current lease terms (or prior lease terms in the case of vacant properties). We are also subject to the risk that we may receive less net proceeds from the properties we sell as compared to their current carrying value or that the value of our properties may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.

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

We are continuing our efforts to sell certain properties. We cannot predict the terms or timing of any such property dispositions. If we do not obtain favorable terms on such dispositions, our operations and financial performance may be negatively impacted.

We are continuing our efforts to sell properties, including those properties which are accounted for as held for sale. While we have dedicated considerable effort designed to increase sales activity, we cannot predict if or when property dispositions will close and whether the terms of any such disposition will be favorable to us. It is likely that we will retain environmental liabilities that exist with respect to that property or group of properties prior to the date of sale, to the extent there is no third-party responsible therefor. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We maintain significant pre-petition and post-petition claims against Marketing. We cannot provide any assurance that our claims will be accepted or paid

As part of Marketing’s bankruptcy proceeding, we maintain significant pre-petition and post-petition claims against Marketing. Certain of our claims are considered administrative claims and have priority over other claims. We have agreed to cap our aggregate priority administrative claims at the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease. As of the date of this filing on Form 10-K, the outstanding unpaid principal amount of our administration claim is $7.4 million. We cannot predict how much of these unpaid obligations we will ultimately collect, if any.

We have agreed to advance funds to the liquidating trustee of the Marketing Estate. We cannot give any assurance that we will be repaid any amounts of our loans or be reimbursed for our legal fees.

The Bankruptcy Court has appointed a liquidating trustee to oversee the liquidation of the Marketing estate (the “Marketing Estate”). In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserts, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserts that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. The Liquidating Trustee is pursuing these claims for the benefit of the Marketing Estate.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.4 million to fund the prosecution of the Lukoil Complaint and certain expenses incurred by the Marketing Estate (the “Litigation Funding Agreement”). It is possible that we may agree to advance amounts in excess of $6.4 million. We advanced $1.7 million in the fourth quarter of 2012 and $0.1 million in the first quarter of 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the Litigation Funding Agreement, we have recorded a receivable of $3.0 million as of December 31, 2012, which includes amounts advanced and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. A portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will be repaid any amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. We cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, receivables and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations including environmental remediation obligations, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

If our accounting policies, methods, judgments, assumptions and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

Our principal sources of liquidity are our cash flows from operations, funds available under our Credit Agreement that matures in August 2015 and available cash and cash equivalents. On February 25, 2013, we entered into a $175 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015 and a $100 million senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. On February 25, 2013, we also repaid and terminated our existing credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our term loan agreement with TD Bank. For additional information, please refer to “Credit Agreement” and “Prudential Loan Agreement” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which appears in this Annual Report on Form 10-K.

Our ability to meet the financial and other covenants relating to our Credit Agreement and our Prudential Loan Agreement is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” and the performance of our tenants. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Prudential Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse affect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and our Prudential Loan Agreement and the market price of our common stock.

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

We may acquire or develop properties when we believe that an acquisition or development matches our business strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, they may not perform as expected and, if financed using debt or new equity issuances, may result in shareholder dilution. Our acquisition of properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of acquisition. We face competition in pursuing these acquisitions and we may not succeed in leasing acquired properties at rents sufficient to cover their costs of acquisition and operations. Newly acquired properties may require significant management attention that would otherwise be devoted to our ongoing business. We may not succeed in consummating desired acquisitions. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

While we seek to grow through accretive acquisitions, acquisitions of properties may be dilutive and may not produce the returns that we expect and we may not be able to successfully integrate acquired properties into our portfolio or manage our growth effectively, which could have a material adverse effect on our results of operations, financial condition and growth prospects.

Acquisitions of properties may initially be dilutive to our net income, and such properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. Additionally, to the extent we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.

We are subject to risks inherent in owning and leasing real estate.

We are subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond our control. In addition to general risks applicable to us, our risks include, among others:

•	our liability as a lessee for long-term lease obligations regardless of our revenues,

•	deterioration in national, regional and local economic and real estate market conditions,

•	potential changes in supply of, or demand for, rental properties similar to ours,

•	competition for tenants and declining rental rates,

•	difficulty in selling or re-letting properties on favorable terms or at all,

•	impairments in our ability to collect rent or other payments due to us when they are due,

•	increases in interest rates and adverse changes in the availability, cost and terms of financing,

•	uninsured property liability,

•	the impact of present or future environmental legislation and compliance with environmental laws,

•	adverse changes in zoning laws and other regulations,

•	acts of terrorism and war,

•	acts of God,

•	the potential risk of functional obsolescence of properties over time,

•	the need to periodically renovate and repair our properties, and

•	physical or weather-related damage to our properties.

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

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, and financing retail motor fuel and convenience store properties to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles, or an increase in the use of alternative fuel vehicles, or “green technology” could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

Property taxes on our properties may increase without notice.

Each of the properties we own or lease is subject to real property taxes. The leases for certain of the properties that we lease from third parties obligate us to pay real property taxes with regard to those properties. The real property taxes on our properties and any other properties that we acquire or lease in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are not responsible for property taxes pursuant to their contractual arrangements with us or are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

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

For additional information with respect to pending environmental lawsuits and claims, and environmental remediation obligations and estimates see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

We enter into leases and various other agreements which allocate responsibility for known and unknown environmental liabilities by establishing the percentage and method of allocating responsibility between the parties. Our tenants are directly responsible to pay for (i) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (ii) environmental liabilities allocated to them under the terms of our leases and various other agreements. Generally, the liability for the retirement and decommissioning or removal of USTs and other equipment is the responsibility of our triple-net tenants. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. A liability has not been accrued for obligations that are the responsibility of our tenants (other than amounts accrued for the Marketing Environmental Liabilities accrued in the fourth quarter of 2011). However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

We cannot provide any assurance that the programs under which we are reimbursed from state UST remediation funds will continue to be available to us. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation obligations and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

We are in a competitive business.

The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents we are able to charge in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater financial resources or more experienced personnel than we have, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, public and private investment funds and other individual and institutional investors. This competition has increased prices for properties we seek to acquire and may impair our ability to make suitable property acquisitions on favorable terms in the future.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate related to our Credit Agreement and the lender that is the counterparty to the Prudential Loan Agreement and one of our tenants from whom we derive a significant amount of revenue. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us. One of our tenants, CPD NY Energy Corp., a subsidiary of Chestnut Petroleum Dist. (together with its affiliates, “CPD”)), represents 18% and 12% of our revenues from rental properties for 2012 and 2011, respectively. It is possible that as a result of either acquiring additional properties from CPD or as a result of disposing some of our existing properties, CPD could account for a greater percentage of our revenues from rental properties. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of revenues. Therefore, the failure of a major tenant is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are subject to losses that may not be covered by insurance.

We, and certain of our tenants, carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. There is no assurance that these insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders.

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. We cannot; however, guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Credit Agreement. Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, or amend our Credit Agreement or Prudential Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risks,” in this Annual Report on Form 10-K.)

Future issuances of equity securities could dilute the interest of holders of our equity securities.

Our future growth will depend upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interest of holders of our common stock. The interest of our common stockholders could also be diluted by the issuance of shares of common stock pursuant to stock incentive plans. Accordingly, the Board of Directors may authorize the issuance of equity securities that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We may change our dividend policy and the dividends we pay may be subject to significant volatility.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant. In addition, our Credit Agreement and our Prudential Loan Agreement prohibit the payments of dividends during certain events of default. During 2011 and 2012, the Board of Directors significantly reduced, eliminated and then reinstated at a significantly reduced rate, our quarterly dividend. (See the table of cash dividends declared in 2011 and 2012 in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” for additional information.) No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly.

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

To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

As a result of the factors described herein and elsewhere in this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or our stock price.

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

Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our Board of Directors, no person may actually or constructively own more than 5% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We depend upon the skills and experience of our executive officers. Loss of the services of any of them could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. Except for the employment agreement with our President and Chief Executive Officer, David B. Driscoll, we do not have employment agreements with any of our executives.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Nearly all of our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property. As of December 31, 2012, we lease or sublet approximately 20 of our properties for uses such as quick serve restaurants, automobile sales and other retail purposes, excluding approximately 40 properties previously subject to the Master Lease with marketing which are currently held for sale and which have temporary occupancies.

The following table summarizes the geographic distribution of our properties at December 31, 2012. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease 5,800 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY	LEASED BY GETTY REALTY	TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES
New York	296	61	357	33.0%
Massachusetts	150	24	174	16.1
New Jersey	108	16	124	11.5
Connecticut	86	18	104	9.6
Pennsylvania	96	2	98	9.1
New Hampshire	47	5	52	4.8
Maryland	42	2	44	4.1
Virginia	27	3	30	2.8
Rhode Island	15	2	17	1.6
Texas	17	—	17	1.6
Maine	12	—	12	1.1
Hawaii	10	—	10	0.9
California	8	1	9	0.8
Delaware	8	1	9	0.8
North Carolina	8	—	8	0.7
Florida	6	—	6	0.5
Ohio	4	—	4	0.4
Arkansas	3	—	3	0.3
Illinois	1	—	1	0.1
North Dakota	1	—	1	0.1
Vermont	1	—	1	0.1

Total	946	135	1,081	100.0%

(1)	Includes nine terminal properties which are being marketed for sale owned in New York, New Jersey, Connecticut and Rhode Island.

The properties that we lease from third-parties have a remaining lease term, including renewal option terms, averaging over 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES
2013	9	6.67	0.83
2014	3	2.22	0.28
2015	7	5.19	0.65
2016	4	2.96	0.37
2017	6	4.44	0.55

Subtotal	29	21.48	2.68
Thereafter	106	78.52	9.81

Total	135	100.00%	12.49%

We have rights-of-first refusal to purchase or lease 90 of the properties we lease from third-parties. Approximately 71% of the properties we lease from third-parties are subject to automatic renewal or extension options.

For the year ended December 31, 2012 revenues from rental properties in continuing and discontinued operations included $104.8 million of rent contractually due or received with respect to 1,128 average rental properties held during the year or an average annual rent contractually due or received of approximately $93,000 per rental property. For the year ended December 31, 2011 revenues from rental properties in continuing and discontinued operations included $110.4 million of rent contractually due or received with respect to 1,154 average rental properties held during the year or an average annual rent contractually due or received of approximately $96,000 per rental property. The net revenue we are realizing from the properties that were previously subject to the Master Lease is less than the contractual rent we received from Marketing under the Master Lease.

Rental unit expirations and the annualized contractual rent as of December 31, 2012 are as follows (in thousands, except for the number of rental units data):

CALENDAR YEAR	NUMBER OF RENTAL UNITS EXPIRING (b)	ANNUALIZED CONTRACTUAL RENT(a)	PERCENTAGE OF TOTAL ANNUALIZED RENT
2013	244	10,543	13.7
2014	29	1,776	2.3
2015	22	668	0.9
2016	17	1,269	1.7
2017	35	1,742	2.3
2018	14	1,550	2.0
2019	66	5,382	7.0
2020	39	4,076	5.3
2021	43	3,241	4.2
2022	2	147	0.2
Thereafter	576	46,315	60.4

Total	1,087	$76,709	100.00%

(a)

Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2012 multiplied by 12. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

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

In the opinion of our management, our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we generally require our tenants to provide insurance for all properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us. We are evaluating potential capital expenditures and funding sources for properties that were previously subject to the Master Lease and which are not currently subject to long-term leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have committed to co-invest as much as $14.1 million in capital improvements in our properties. We are not aware of any material liens or encumbrances on any of our properties.

During 2012, we sold 54 properties for $15.4 million in the aggregate and as of the date of this filing, in 2013, we have sold an additional 42 properties for $17.5 million in the aggregate, including one terminal. We are continuing our efforts to sell approximately 60 properties that have previously had their underground storage tanks removed and eight petroleum distribution terminals although alternatively we may seek to re-let some of these properties and terminals. With respect to the terminals we own, it may be costly and time consuming for us or potential tenants or buyers to upgrade the terminal facilities to competitive standards within the industry, obtain or renew operating permits and attract customers to store their petroleum products at these locations. With respect to retail properties that are vacant or have had underground storage tanks and related equipment removed, it may be more difficult or costly to re-let or sell such properties as gas stations because of capital costs or possible zoning or permitting rights that are required and that may have lapsed during the period since gasoline was last sold at the property. Conversely, it may be easier to re-let or sell properties where underground storage tanks and related equipment have been removed if the property will not be used as a retail motor fuel outlet or if environmental contamination has been or is being remediated. In accordance with Generally Accepted Accounting Principles, substantially all of these properties have met the criteria to be classified as held for sale.

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

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker, individually and trading as Millstone Auto Service, Auto Tech, and other named parties, of petroleum-related contamination found at a retail motor fuel property located in Millstone Township, New Jersey. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We responded to the NJDEP, denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and Gary and Barbara Galliker, individually and trading as Millstone Auto Service. We have filed a request for a hearing to contest the allegations of the Order and Assessment, but the date of the hearing has not yet been scheduled.

In November 2009, an action was commenced by the State of New York in the Supreme Court, Albany County, seeking the recovery of costs incurred in remediating alleged petroleum contamination down gradient of a gasoline station formerly owned by us, and gasoline stations that were allegedly owned or operated by other named defendants, including M&A Realty, Inc., Gas Land Petroleum, Inc., and Mid-Valley Oil Company. We answered the complaint, denying liability and asserting affirmative defenses and cross claims against co-defendants. We have also tendered the matter to M&A Realty Inc. for defense and indemnification as relates to discharges of petroleum that were reported on or after July 1994 at the site which is the subject of allegations against us. This site was leased by us to M&A Realty Inc. in 1994 and sold to M&A Realty Inc. in 2002. M&A Realty Inc. demanded defense and indemnity from us for contamination at this site as of 1994. The State of New York has also commenced a separate but related action in the Supreme Court, Albany County, against us and M&A Realty, Inc. seeking recovery of costs for clean-up of petroleum contamination at the site of the gas station which is the subject of allegations against us and M&A Realty, Inc. in the first action. We answered the complaint, denying liability and asserting affirmative defenses and cross claims against M&A Realty, Inc. We also tendered the matter to M&A Realty, Inc. for indemnity on the same basis as in the first action, and M&A Realty, Inc. likewise has demanded defense and indemnity from us on the same basis as it put forth in the first action. Discovery in these cases is ongoing.

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

We have provided a litigation reserve as to this remaining MDL case; however, there remains uncertainty as to the accuracy of the allegations in this MTBE case as they relate to us, our defenses to the claims, and the aggregate possible amount of damages for which we might be held liable.

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

Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. In connection with the RI/FS work, the CPG has sampled river sediments at river mile 10.9. Subsequently, all members of the CPG except Occidental Chemical Corporation (“Occidental”) entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. Similar to the RI/FS work, the CPG entered into an interim allocation for the costs of the river mile 10.9 work. EPA issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work and discussions regarding Occidental’s participation in the river mile 10.9 work are ongoing. Concurrently, the EPA is preparing a proposed Focused Feasibility Study (“FFS”) that the EPA claims will address sediment issues in the lower eight miles of the Lower Passaic River. Based on the results of such sampling, the EPA may require interim remediation activities at river mile 10.9 prior to the completion of the RI/FS, although the scope and allocation of costs for such activities is not known at this time. The RI/FS and 10.9 AOC do not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time. As to such matters, separate proceedings or activities are currently ongoing.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 18,600 beneficial holders of our common stock as of March 18, 2013, of which approximately 1,200 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2012 and 2011 was as follows:

	PRICE RANGE		CASH DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2011	$31.89	$21.01	$.4800
June 30, 2011	26.47	22.75	.4800
September 30, 2011	26.33	14.42	.2500
December 31, 2011	16.74	12.22	.2500
March 31, 2012	18.06	13.62	—
June 30, 2012	19.41	15.02	.1250
September 30, 2012	19.94	17.28	.1250
December 31, 2012	18.88	15.65	.1250

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors — We may change our dividend policy and the dividends we pay may be subject to significant volatility,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Return*

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Getty Realty Corp.	100.00	87.48	107.31	150.34	72.37	95.67
Standard & Poors 500	100.00	63.00	79.67	91.67	93.60	108.58
Peer Group	100.00	75.15	100.71	130.02	138.35	161.18

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2007 in Getty Realty Corp. common stock, Standard & Poors 500, and Peer Group.

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

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011(a)	2010	2009(b)	2008
OPERATING DATA:
Total Revenues	$102,168	$102,921	$78,360	$74,326	$70,603
Earnings from continuing operations	13,808 (c)	9,424 (d)	40,867	33,810	30,993
Earnings (loss) from discontinued operations	(1,361)	3,032	10,833	13,239	10,817

Net earnings	12,447	12,456	51,700	47,049	41,810
Diluted earnings per common share:
Earnings from continuing operations	0.41	0.27	1.46	1.37	1.25
Net earnings	0.37	0.37	1.84	1.89	1.68
Diluted weighted-average common shares outstanding	33,395	33,172	27,953	24,767	24,767
Cash dividends declared per share	0.375	1.46	1.91	1.89	1.87
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (e):
Net earnings	12,447	12,456	51,700	47,049	41,810
Depreciation and amortization of real estate assets	13,700	10,336	9,738	11,027	11,875
Gains on dispositions of real estate	(6,866)	(968)	(1,705)	(5,467)	(2,787)
Impairment charges	13,942	20,226	—	1,135	—

Funds from operations	33,223	42,050	59,733	53,744	50,898
Revenue Recognition Adjustments	(4,433)	(1,163)	(1,487)	(2,065)	(2,593)
Allowance for deferred rental revenue	—	19,758	—	—	—
Acquisition costs	—	2,034	—	—	—

Adjusted funds from operations	28,790	62,679	58,246	51,679	48,305
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$562,316	$615,854	$504,587	$503,874	$473,567
Total assets	640,581	635,089	423,178	428,990	387,813
Debt	172,320	170,510	64,890	175,570	130,250
Shareholders’ equity	372,749	372,169	314,935	207,669	205,897
NUMBER OF PROPERTIES:
Owned	946	996	907	910	878
Leased	135	153	145	161	182

Total properties	1,081	1,149	1,052	1,071	1,060

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

(c)

Includes the effect of a $13.5 million accounts receivable reserve and the effect of a $6.3 million impairment charge, which are included in earnings from continuing operations primarily related to certain properties previously leased to Marketing under the Master Lease (for additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — General — Marketing and the Master Lease”.)

(d)

Includes the effect of a $19.3 million non-cash deferred rent receivable reserve, the effect of a $7.6 million accounts receivable reserve, and the effect of a $15.9 million impairment charge, which are included in earnings from continuing operations primarily related to certain properties previously leased to Marketing under the Master Lease (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Marketing and the Master Lease”.)

(e)

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items, and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and; accordingly, may not be comparable. We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions, depreciation and amortization of real estate assets, and non-cash impairment charges. In our case; however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on the recognition of revenue from rental properties (collectively the “Revenue Recognition Adjustments”), as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include other unusual or infrequently occurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when the payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Management pays particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, allowance for deferred rental revenue, acquisition costs, and other unusual or infrequently occurring items. In management’s view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases; (ii) the rental revenue from acquired in-place leases; (iii) the impact of rent due from direct financing leases; and (iv) the impact of other unusual or infrequently occurring items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

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

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of gas stations, convenience stores, automotive repair service facilities and petroleum distribution terminals. As of December 31, 2012, we owned 946 properties and leased from third parties 135 properties. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. As of December 31, 2012, approximately 20 of our properties are leased for uses such as quick serve restaurants, automobile sales and other retail purposes, excluding approximately 40 properties described below which are currently being marketed for sale and which have temporary occupancies. (For additional information regarding our real estate business and our properties, see “Item 1. Business — Real Estate Business” and “Item 2. Properties”.) (For information regarding factors that could adversely affect us relating to our lessees, see “Part II, Item 1A. Risk Factors.)

Repositioning the Marketing Portfolio

More than 700 of the properties we own or lease as of December 31, 2012 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court effective April 30, 2012. Our efforts to reposition the Master Lease portfolio to date have resulted in the following:

•

Long-Term Triple-Net Leases. During the fourth quarter of 2012, we entered into four triple-net lease agreements covering 161 operating properties with affiliates of Capital Petroleum Group, Lehigh Gas Partners, Global Partners and BP North America. The properties subject to the leases are located in New York City and the surrounding New York and New Jersey metropolitan areas. The leases have 15 year initial terms with provisions for renewal terms and annual rent escalations.

During 2012, we entered into ten long-term triple-net unitary leases re-letting, in the aggregate, 443 operating properties previously leased to Marketing. We entered into six of these leases covering 282 properties in the second quarter of 2012 and four of these leases covering 161 properties in the fourth quarter of 2012. While we anticipate that we may ultimately enter into additional triple-net leases on smaller portfolios in 2013, we believe we have now completed all of the significant portfolio leases related to the repositioning of the portfolio of properties previously leased to Marketing.

•

Remaining Operating Properties. Approximately 155 properties previously leased to Marketing and operating as gas stations are subject to month-to-month license agreements and interim fuel supply arrangements. We receive monthly occupancy payments directly from the licensee-operators while we remain responsible for certain costs associated with the properties. These month-to-month license agreements allow the licensees to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities, and require the licensee-operators to sell fuel provided exclusively by Global Partners, with whom we have contracted for interim fuel supply. Under our agreement with Global, Global is the exclusive supplier of fuel to these licensee operators and is required to pay us a fee based in part on gallons sold and we pay to Global a monthly administrative service fee. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we are responsible for the payment of certain environmental compliance costs and property operating expenses including maintenance and real estate taxes.

During the next 12 months, we intend to reposition these properties in order to maximize their value to us taking into account each property’s intermediate and long-term investment requirements and potential. As a result of this process, we expect that we may dispose of or lease these remaining properties, either individually or in small portfolios. We also may make investments in certain of these properties in anticipation of leasing them or by contribution to capital expenditures required to be made by our tenants. We cannot predict the timing or the terms of any future sales or leases.

•

Property Dispositions. For the year ended December 31, 2012 we sold, for $15.4 million in aggregate, 54 properties previously leased to Marketing which had their underground storage tanks removed by Marketing. As of the date of this filing on Form 10-K, in 2013, we have sold an additional 42 properties for $17.5 million, including one terminal. We continue a process of selling substantially all of the remaining approximately 60 properties with underground storage tanks removed and eight terminals we own; however, the timing of pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future dispositions or leases. In accordance with GAAP, substantially all of these properties have met the criteria to be classified as held for sale.

We are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. We expect that following the completion of the repositioning process, we will continue to generate less net revenue from these properties than previously received from Marketing under the Master Lease.

In 2012, we commenced paying operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to these properties (“Property Expenditures”) and certain environmental related liabilities and expenses which Marketing was responsible to pay for (“the Marketing Environmental Liabilities”). Subject to various site-specific factors, we expect to continue to pay for varying types of Property Expenditures, and capital improvements, including replacing underground storage tanks and related equipment or other renovations (“Capital Improvements”), and Marketing Environmental Liabilities over a period of years relating to the properties previously subject to the Master Lease. In addition, we increased our number of tenants significantly and are performing property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. Costs involved with re-letting or repositioning properties formerly leased to Marketing and pursuit of our claims in connection with Marketing’s bankruptcy resulted in temporary increases to our 2012 operating expenses. We incurred significant costs associated with Marketing’s bankruptcy, including $3.9 million in legal and litigation expenses incurred for the year ended December 31, 2012, of which $2.6 million is included in general and administrative expense and $1.3 million has been recorded as a receivable as reimbursable to us pursuant to the Litigation Funding Agreement (defined below). We expect certain costs, including repositioning costs and legal and litigation costs, to remain elevated in 2013.

We, or our tenants, have commenced eviction proceedings involving approximately 40 of our properties in various jurisdictions against Marketing’s former subtenants (or sub-subtenants) who have not vacated our properties and most of whom have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Marketing and the Master Lease

As described above, on December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, in addition to our other pre-petition and post-petition claims, we are entitled to recover an administrative claim capped at $10.5 million for the partial payment of fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us effective April 30, 2012 (the “Administrative Claim”). Our Administrative Claim has priority over the claims of other creditors and certain of our other claims. As of the date of this filing on Form 10-K, the outstanding unpaid principal amount of our Administrative Claim is $7.4 million.

The Bankruptcy Court has appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs. We received distributions reducing our Administrative Claim of $1.3 million in the third and fourth quarters of 2012 and $1.7 million in the first quarter of 2013, from the Marketing Estate. As a result, in 2012, we reversed portions of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any additional claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserts, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserts that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. The Liquidating Trustee is pursuing these claims for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee will obtain a favorable judgment or will settle with the defendants, and therefore it is possible that we may ultimately recover a portion of our claims against Marketing, including our Administrative Claim, which has priority over most other creditors’ claims, and our additional pre-petition and post-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.4 million to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). This agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. It is possible that we may agree to advance amounts in excess of $6.4 million. We advanced $1.7 million in the fourth quarter of 2012 and $0.1 million in the first quarter of 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the Liquidation Funding Agreement, we have recorded a receivable of $3.0 million as of December 31, 2012, which includes amounts advanced and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. A portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will be repaid any amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for the Marketing Environmental Liabilities and commenced funding remediation activities during the second quarter of 2012 related to such accruals. We do not expect to be reimbursed by Marketing for any such remediation activities except as a result of realizing a claim deriving from the Lukoil Complaint. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We incurred $3.1 million of lease origination costs in 2012, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to these properties for vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing.

It is possible that our estimates for the Marketing Environmental Liabilities and other expenses relating to the properties previously leased to Marketing will be higher than the amounts we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business. In addition, we increased our number of tenants significantly and are performing property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If our actual expenditures for the Marketing Environmental Liabilities are greater than the amounts accrued, if we incur significant costs and operating expenses relating to the properties comprising the Master Lease portfolio; if the repositioning of the properties comprising the Master Lease portfolio leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting the properties comprising the Master Lease portfolio requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell the properties comprising the Master Lease portfolio at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors.”)

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. During the years ended December 31, 2012 and 2011, we reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $13.9 million and $20.2 million, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period and the estimated net sales value expected to be received at disposition. The non-cash impairment charges for the year ended December 31, 2012 were attributable to reductions in estimated selling prices and increases in the carrying value for certain properties in conjunction with recording environmental remediation obligations and related environmental asset retirement costs. The non-cash impairment charges for the year ended December 31, 2011 were attributable to recording the Marketing Environmental Liabilities in the fourth quarter of 2011, reductions in real estate valuations and reductions in the assumed holding period used to test for impairment and reductions in estimated selling prices.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets and non-cash impairment charges. In our case; however, GAAP net earnings and FFO typically include the impact of the “Revenue Recognition Adjustments” comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual or infrequently recurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual or infrequently occurring items are not reflective of normal operations.

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

2012, 2011 and 2010 Acquisitions

In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $5.2 million.

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111.6 million including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

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

On March 31, 2011, we acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. Our total investment in the transaction was $87.0 million including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

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

In 2010, we purchased three gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $3.6 million.

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues from rental properties included in continuing operations decreased by $1.0 million to $99.3 million for the year ended December 31, 2012, as compared to $100.3 million for the year ended December 31, 2011. Revenues from rental properties include approximately $73.0 million and $45.5 million for the year ended December 31, 2012 and December 31, 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for May 2012 through December 2012 related to properties repositioned from the Master Lease. Revenues from rental properties included in continuing operations for the year ended December 31, 2012 include approximately $20.1 million and, for the year ended December 31, 2011, $52.6 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $11.5 million and $7.3 million were provided and are included in general and administrative expenses in our consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively). The decrease in revenues from rental properties for the year ended December 31, 2012 was primarily due to the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The decrease in revenues from rental properties was partially offset by rental income from properties we acquired from, and leased back to, Nouria Energy Ventures I, LLC (“Nouria”) in March 2011 and an increase in the real estate taxes we paid and billed to Marketing through April 30, 2012, the date the Master Lease was rejected, and from other tenants pursuant to triple-net leases thereafter. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $11.3 million for the year ended December 31, 2012 as compared to $6.6 million for the year ended December 31, 2011 for real estate taxes paid by us which were due from Marketing through the date the Master Lease was rejected as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements. The decrease in rent contractually due or received from Marketing and other tenants for the year ended December 31, 2012 was also due, to a lesser extent, the effect of dispositions and lease expirations partially offset by rent escalations.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $4.4 million for the year ended December 31, 2012 and $2.1 million for the year ended December 31, 2011.

Interest income from notes and mortgages receivable increased by $0.2 million to $2.9 million for the year ended December 31, 2012 as compared to $2.7 million the year ended December 31, 2011 due to the issuance of $4.6 million of mortgage notes in connection with 2012 property dispositions.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $30.2 million for the year ended December 31, 2012 as compared to $16.0 million for the year ended December 31, 2011. The increase in rental property expenses is principally due to additional maintenance expense and real estate tax expenses paid by us and reimbursable by our tenants related to properties and leasehold interests acquired in 2011 and real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. The reimbursement of real estate taxes from our tenants is included in revenues from rental properties in our consolidated statement of operations. We provide bad debt reserves for the taxes reimbursable from Marketing since do not expect to receive payment of taxes from the Marketing Estate.

Non-cash impairment charges of $6.3 million are included in continuing operations for the year ended December 31, 2012 as compared to $15.9 million recorded for the year ended December 31, 2011. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges for the year ended December 31, 2012 were attributable to reductions in estimated selling prices and increases in the carrying value for certain properties in conjunction with recording environmental remediation obligations and related environmental asset retirement costs. The non-cash impairment charges for the year ended December 31, 2011 were attributable to recording the Marketing Environmental Liabilities in the fourth quarter of 2011, reductions in real estate valuations and reductions in the assumed holding period used to test for impairment and reductions in estimated selling prices.

Environmental expenses included in continuing operations for the year ended December 31, 2012 decreased by $4.8 million, to $0.8 million, as compared to $5.6 million for the year ended December 31, 2011. The decrease in environmental expenses for the year ended December 31, 2012 was due to a lower provision for litigation loss reserves and legal fees, which decreased by $2.6 million for 2012, and a lower provision for estimated environmental remediation obligations, which decreased by an aggregate $2.6 million to a credit of $0.3 million for the year ended December 31, 2012, as compared to $2.3 million for the year ended December 31, 2011, partially offset by a $0.5 million increase in professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses included in continuing operations increased by $7.0 million to $29.1 million for the year ended December 31, 2012 as compared to $22.1 million recorded for the year ended December 31, 2011. The increase in general and administrative expenses was principally due to an increase of $5.9 million of reserve for bad debts primarily attributable to nonpayment of rent and real estate taxes due from Marketing that we do not expect to collect, $2.6 million of legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing, higher employee related expenses recorded in the year ended December 31, 2012, partially offset by a $2.0 million decrease in property acquisition costs.

As a result of Marketing’s material monetary default under the Master Lease and Marketing’s bankruptcy filing, in 2011 we concluded that it was probable that we would not receive the contractual lease payments when due from Marketing for the entire initial term of the Master Lease. Therefore, during 2011, we increased our reserve by recording additional non-cash allowances for deferred rent receivable, of which $19.3 million is included in continuing operations. These non-cash allowances reduced our net earnings and funds from operations for the year ended December 31, 2011, but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight line method of accounting is not included in our determination of adjusted funds from operations.

Depreciation and amortization expense included in continuing operations for 2012 was $12.5 million for the year ended December 31, 2012, as compared to $9.5 million for the year ended December 31, 2011. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $9.4 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Other income, net, included in income from continuing operations was $0.6 million for the year ended December 31, 2012, as compared to $0.016 million for the year ended December 31, 2011.

Interest expense was $9.9 million for the year ended December 31, 2012, as compared to $5.1 million for the year ended December 31, 2011. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding, loan origination costs incurred in March 2012 amortized over the one year extension of our debt agreements, and higher average borrowings outstanding for the year ended December 31, 2012, as compared to the year ended December 31, 2011, partially offset by the expiration of the Swap Agreement on June 30, 2011.

As a result, earnings from continuing operations were $13.8 million for the year ended December 31, 2012, as compared to $9.4 million for the year ended December 31, 2011 and net earnings decreased by $0.1 million to $12.4 million for the year ended December 31, 2012, as compared to $12.5 million for the year ended December 31, 2011.

We report as discontinued operations the results of approximately 111 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2012 have been classified as discontinued operations. The operating results of such properties for the years ended December 31, 2011 and 2010 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations decreased by $4.4 million to a loss of $1.4 million for the year ended December 31, 2012, as compared to earnings of $3.0 million for the year ended December 31, 2011. The decrease was primarily due to lower rental revenue and higher operating costs, including higher impairment charges, partially offset by higher gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations were $6.8 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, there were 54 property dispositions. For the year ended December 31, 2011, there were 10 property dispositions. Gains on disposition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period as compared to prior periods.

For the year ended December 31, 2012, FFO decreased by $8.9 million to $33.2 million, as compared to $42.1 million for the year ended December 31, 2011, and AFFO decreased by $33.9 million to $28.8 million, as compared to $62.7 million for the prior year. The decrease in FFO for the year ended December 31, 2012 was primarily due to the changes in net earnings but exclude a $6.3 million decrease in impairment charges, a $3.4 million increase in depreciation and amortization expense and a $5.9 million increase in gains on dispositions of real estate. The decrease in AFFO for the year ended December 31, 2012 also exclude a $19.8 million decrease in the allowance for deferred rental revenue, a $2.0 million decrease in acquisition costs and a $3.2 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.37 per share for the years ended December 31, 2012 and 2011. Diluted FFO per share for the year ended December 31, 2012 was $0.99 per share, as compared to $1.26 per share for the year ended December 31, 2011. Diluted AFFO per share for the year ended December 31, 2012 was $0.86 per share, as compared to $1.88 per share for the year ended December 31, 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues from rental properties included in continuing operations were $100.3 million for the year ended December 31, 2011, as compared to $78.2 million for the year ended December 31, 2010. Revenues from rental properties include approximately $52.6 million and $50.1 million in rent contractually due or received for the years ended December 31, 2011 and December 31, 2010, respectively, from properties leased to Marketing under the Master Lease and approximately $45.5 million and $26.4 million for the years ended December 31, 2011 and 2010, respectively, contractually due or received from other tenants. The increase in rent contractually due or received from other tenants for the year ended December 31, 2011 was primarily due to rental income from properties we acquired from, and leased back to, CPD NY in January 2011 and Nouria in March 2011. The increase in the rent contractually due or received from Marketing for the year ended December 31, 2011 was primarily due to an increase in the real estate taxes we pay (or accrue) and bill to Marketing. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $6.6 million for the year ended December 31, 2011 as compared to $1.8 million for the year ended December 31, 2010 for real estate taxes paid (or accrued) by us which were due from Marketing as well as from other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $2.1 million for the year ended December 31, 2011 and $1.7 million for the year ended December 31, 2010.

Interest income from notes and mortgages receivable increased by $2.6 million to $2.7 million for the year ended December 31, 2011 as compared to $0.1 million for the year ended December 31, 2010 primarily due to the issuance of $30.4 million of notes receivable substantially all in connection with the acquisitions completed in 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes, were $16.0 million for the year ended December 31, 2011 as compared to $10.1 million for the year ended December 31, 2010. The increase in rental property expenses is principally due to additional real estate tax and rent expenses paid by us and reimbursable by our tenants related to properties and leasehold interests acquired in 2011 and accrued past due real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. The reimbursement of such expenses from our tenants is included in revenues from rental properties in our consolidated statement of operations. We provided a bad debt reserve for the taxes reimbursable from Marketing since do not expect to receive payment of taxes from the Marketing Estate.

Non-cash impairment charges of $15.9 million are included in continuing operations for the year ended December 31, 2011 as compared to no impairment charges recorded for the year ended December 31, 2010. The non-cash impairment charges related to the properties leased to Marketing were primarily attributable to significant increases in the carrying value for certain of the properties in conjunction with recording the Marketing Environmental Liabilities. In the fourth quarter of 2011, we accrued $47.9 million as the aggregate Marketing Environmental Liabilities since we could no longer assume that Marketing will be able to meet its environmental remediation obligations and its obligations to remove underground storage tanks at the end of their useful life. In accordance with GAAP, we increased the carrying value for each of the affected properties by the amount of the related estimated environmental obligation which resulted in simultaneously recording impairment charges in continuing operations and discontinued operations aggregating $17.0 million where the increased carrying value of the property exceeded its estimated fair value. The non-cash impairment charges recorded earlier in the year resulted from reductions in real estate valuations and the reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the year ended December 31, 2011 increased by $0.2 million, to $5.6 million, as compared to $5.4 million for the year ended December 31, 2010. The increase in net environmental expenses for the year ended December 31, 2011 was primarily due to a higher provision for litigation loss reserves and legal fees which increased by $0.6 million for 2011, partially offset by a lower provision for estimated environmental remediation obligations which decreased by an aggregate $0.4 million to $2.3 million for the year ended December 31, 2011, as compared to $2.7 million for the year ended December 31, 2010. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses included in continuing operations were $22.1 million for the year ended December 31, 2011 as compared to $8.2 million recorded for the year ended December 31, 2010. The increase in general and administrative expenses was principally due to $7.6 million of reserve for bad debts primarily attributable to nonpayment of pre-petition rent and real estate taxes due from Marketing that we do not expect to collect, $2.0 million of property acquisition costs, $1.5 million of legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the year ended December 31, 2011.

As a result of Marketing’s material monetary default under the Master Lease and Marketing’s bankruptcy filing, we previously concluded that it was probable that we would not receive the contractual lease payments when due from Marketing for the entire initial term of the Master Lease. Therefore, during 2011, we increased our reserve by recording additional non-cash allowances for deferred rent receivable of $19.3 million. These non-cash allowances reduced our net earnings and funds from operations for the year ended December 31, 2011, but did not impact our cash flow from operating activities or adjusted funds from operations since the impact of the straight line method of accounting is not included in our determination of adjusted funds from operations.

Depreciation and amortization expense included in continuing operations was $9.5 million for the year ended December 31, 2011, as compared to $9.0 million for the year ended December 31, 2010. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses increased by approximately $55.8 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Other income, net, included in income from continuing operations was $0.016 million for the year ended December 31, 2011, as compared to $0.2 million for the year ended December 31, 2010.

Interest expense was $5.1 million for each of 2011 and 2010. While there was no significant change in interest expense recorded for the year ended December 31, 2011 as compared to the prior year period, the weighted average interest rate on borrowings outstanding decreased due to changes in the relative amounts of debt outstanding under our borrowing agreements and average borrowings outstanding for the year ended December 31, 2011 were higher than average borrowings outstanding for the year ended December 31, 2010. The average borrowings outstanding in 2011 were impacted by, among other things, $113.0 million drawn under a revolving credit facility to finance the transaction with CPD NY, $92.1 million drawn under a revolving credit facility to finance the transaction with Nouria and the repayment of borrowings outstanding under our revolving credit facility with substantially all of the net proceeds of $92.0 million received in 2011 from a 3.45 million share common stock offering.

As a result, earnings from continuing operations decreased by $31.5 million to $9.4 million for the year ended December 31, 2011, as compared to $40.9 million for the year ended December 31, 2010 and net earnings decreased by $39.2 million to $12.5 million for the year ended December 31, 2011, as compared to $51.7 million for the year ended December 31, 2010.

The operating results and gains from certain dispositions of real estate sold in 2012 have been classified as discontinued operations. The operating results of such properties for the year ended December 31, 2011 and 2010 have also been reclassified to discontinued operations to conform to the 2012 presentation. Earnings from discontinued operations decreased by $7.8 million to $3.0 million for the year ended December 31, 2011, as compared to $10.8 million for the year ended December 31, 2010. The decrease was primarily due to lower earnings from operating activities and lower gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations were $0.9 million for the year ended December 31, 2011 and $1.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, there were 10 property dispositions. For the year ended December 31, 2010, there were six property dispositions. Other income, net and gains on disposition of real estate vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

For the year ended December 31, 2011, FFO decreased by $17.6 million to $42.1 million, as compared to $59.7 million for the year ended December 31, 2010, and AFFO increased by $4.5 million to $62.7 million, as compared to $58.2 million for the prior year. The decrease in FFO for the year ended December 31, 2011 was primarily due to the changes in net earnings but excludes a $20.2 million increase in impairment charges, a $0.6 million increase in depreciation and amortization expense and a $0.7 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2011 also excludes a $19.8 million increase in the allowance for deferred rental revenue, a $2.0 million increase in acquisition costs and a $0.3 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

The calculations of net earnings per share, FFO per share, and AFFO per share for the year ended December 31, 2011 were impacted by an increase in the weighted average number of shares outstanding as a result of the issuance of shares of common stock in 2010 and 2011. The weighted average number of shares outstanding in our per share calculations increased by 5.2 million shares, or 18.7%, for the year ended December 31, 2011, as compared to the prior year period. Accordingly, the percentage or direction of the changes in net earnings, FFO and AFFO discussed above may differ from the changes in the related per share amounts. Diluted earnings per share was $0.37 per share for the year ended December 31, 2011 as compared to $1.84 per share for the year ended December 31, 2010. Diluted FFO per share for the year ended December 31, 2011 was $1.26 per share, as compared to $2.13 per share for the year ended December 31, 2010. Diluted AFFO per share for the year ended December 31, 2011 was $1.88 per share, as compared to $2.08 per share for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under our Credit Agreement that matures in August 2015 (described below) and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for 2012, 2011 and 2010 were $15.9 million, $60.8 million and $57.1 million, respectively. Our business operations and liquidity is dependent on our ability to generate cash flow from our properties.

Debt Refinancing

As of December 31, 2012, we were a party to a $175 million amended and restated senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and a $25 million amended term loan agreement with TD Bank, both of which were scheduled to mature in March 2013. As of December 31, 2012, borrowings under the credit agreement were $150.3 million bearing interest at a rate of 3.25% per annum and borrowings under the term loan agreement were $22.0 million bearing interest at a rate of 3.50% per annum. On February 25, 2013, the borrowings then outstanding under such credit agreement and term loan agreement were repaid with cash on hand and proceeds of the Credit Agreement and the Prudential Loan Agreement (both defined below).

Credit Agreement

On February 25, 2013, we entered into a $175 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25 million of the total Bank Syndicate commitment to a term loan and $150 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50 million the amount of the revolving credit facility to $200 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on certain of our properties. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the security pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100 million senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the year ended December 31, 2012, 2011 and 2010 amounted to $4.1 million, $167.5 million and $4.7 million, respectively, substantially all of which was for acquisitions. We are evaluating potential capital expenditures for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have committed to co-invest as much as $14.1 million in capital improvements in our properties. (For additional information regarding capital expenditures related to the properties subject to the Master Lease, see “Item 2. Properties”). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $8.4 million, $63.4 million and $52.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. We reduced our quarterly dividend rate to $0.125 per share in the quarter ended June 30, 2012. In February 2013, we increased our quarterly dividend rate to $0.20 per share. There can be no assurance that we will be able to continue to pay cash dividends at the rate of $0.20 per share per quarter in cash or a combination of cash and our stock, if at all.

CONTRACTUAL OBLIGATIONS

Our significant contractual obligations and commitments as of December 31, 2012 were comprised of borrowings under an amended credit agreement and an amended term loan agreement, operating lease payments due to landlords, estimated environmental remediation expenditures, co-investing with our tenants in capital improvements at our properties and our obligations pursuant to the Litigation Funding Agreement. We repaid our debt outstanding as of December 31, 2012 with borrowings under the Credit Agreement and the Prudential Loan Agreement entered into in February 2013. The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement, is as follows: 2015 — $71.9 million and 2021 — $100 million.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2012 are summarized below (in thousands):

	TOTAL	LESS THAN- ONE YEAR	ONE-TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS
Operating leases	$33,398	$7,826	$12,461	$7,245	$5,866
Borrowings under the prior credit agreement (a)	150,290	150,290	—	—	—
Borrowings under the prior term loan agreement (a)	22,030	22,030	—	—	—
Estimated environmental remediation expenditures (b)	46,150	16,223	15,790	5,092	9,045
Capital improvements (c)	14,080	—	14,080	—	—
Litigation Funding Agreement	4,753	4,753	—	—	—

Total	$270,701	$201,122	$28,251	$12,337	$14,911

(a)

Excludes related interest payments. (See “Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.) We repaid our debt outstanding as of December 31, 2012 with cash on hand and proceeds from the Credit Agreement and Prudential Loan Agreement entered into in February 2013.

(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
(c)

The actual timing of co-investing with our tenants in capital improvements is dependent on the timing of such capital improvement projects and the terms of our leases. We expect that substantially all of such credits will be issued within five years.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, income under direct financing leases, environmental remediation obligations, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, environmental remediation obligations, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

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

Revenue recognition — We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $12.4 million recorded as of December 31, 2012 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants, other than Marketing, with leases that are material to our financial results have generally made rent payments when due. However, we may be required to reverse, or provide reserves for a portion of the recorded deferred rent receivable if it becomes apparent that the tenant may not make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was specifically provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. (See “General — Marketing and the Master Lease” above for additional information.)

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

Income taxes — Our financial results generally do not reflect provisions for current or deferred federal income taxes since we elected to be treated as a REIT under the federal income tax laws effective January 1, 2001. Our intention is to operate in a manner that will allow us to continue to be treated as a REIT and, as a result, we do not expect to pay substantial corporate-level federal income taxes. Many of the REIT requirements; however, are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend to eliminate any earnings and profits that were not distributed. Certain states do not follow the federal REIT rules and we have included provisions for these taxes in rental property expenses.

Environmental remediation obligations — We provide for the estimated fair value of future environmental remediation obligations when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. (See “— Environmental Matters” below for additional information). Environmental liabilities net of related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state UST remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counter-party may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counter-parties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

Litigation — Legal fees related to litigation are expensed as legal services are performed. We provide for litigation reserves, including certain environmental litigation. (See “— Environmental Matters” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

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

As part of certain triple-net leases whose term commenced through December 31, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, during the year ended December 31, 2012, we removed $11.2 million of asset retirement obligations and $9.8 million of net asset retirement costs related to USTs from our balance sheet. The net amount of $1.4 million is recorded as deferred rental revenue and will be recognized as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable.

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of December 31, 2012, 2011 and 2010, we had accrued $46.2 million, $57.7 million and $10.9 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.2 million, $0.9 million and $0.8 million of net accretion expense was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in environmental expenses. In addition, during the year ended December 31, 2012 we recorded credits aggregating $4.2 million to environmental expenses and earnings from discontinued operating activities where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the year ended December 31, 2012 and 2011, we increased the carrying value of certain of our properties by $5.7 million and $47.9 million, respectively, due to increases in estimated remediation costs. We simultaneously record impairment charges where the increased carrying value of the property exceeds its estimated fair value. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the year ended December 31, 2012 and 2011 includes $5.4 million and $0.9 million, respectively, of depreciation related to capitalized asset retirement costs of $23.5 million and $35.3 million as of December 31, 2012 and 2011, respectively.

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

In view of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2012 and December 31, 2011, we had accrued $3.6 million and $4.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to the our Newark, New Jersey Terminal and Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” for additional information with respect to these and other pending environmental lawsuits and claims.)

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying us that we are one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. On June 18, 2012, all members of the CPG except Occidental Chemical Corporation (“Occidental”) entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. Similar to the RI/FS work, the CPG entered into an interim allocation for the costs of the river mile 10.9 work. The EPA issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work and discussions regarding Occidental’s participation in the river mile 10.9 work are ongoing. Concurrently, the EPA is preparing a proposed Focused Feasibility Study (“FFS”) that the EPA claims will address sediment issues in the lower eight miles of the Lower Passaic River. The RI/FS and 10.9 AOC do not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

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

As of December 31, 2012 and December 31, 2011, we maintained a litigation reserve relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. However, we are unable to estimate with certainty our liability for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification, and the aggregate possible amount of damages for which we may be held liable.

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

Total floating interest rate borrowings outstanding as of December 31, 2012 under the prior credit agreement and the prior term loan agreement, which were terminated and repaid on February 25, 2013, were $150.3 million and $22.0 million, respectively, bearing interest at a weighted-average rate of 3.28% per annum. The weighted-average effective rate was based on (i) $150.3 million of LIBOR rate borrowings outstanding under the prior credit agreement floating at market rates plus a margin of 3.00%, and (ii) $22.0 million of LIBOR based borrowings outstanding under the prior term loan agreement floating at market rates (subject to a 30 day LIBOR floor of 0.40%) plus a margin of 3.10%.

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement subsequent to the refinancing were approximately $72.0 million.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowing and monitoring available financing alternatives. Our interest rate risk as of December 31, 2012 remained the same as compared to December 31, 2011. We reduced our interest rate risk on February 25, 2013 by repaying floating interest rate debt with the proceeds of a $100 million senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our average outstanding borrowings under the Credit Agreement projected at approximately $72.0 million for 2013, an increase in market interest rates of 0.50% effective February 25, 2013 for 2013 would decrease our 2013 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the approximately $72.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2013 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
Revenues:
Revenues from rental properties	$99,286	$100,263	$78,227
Interest on notes and mortgages receivable	2,882	2,658	133

Total revenues	102,168	102,921	78,360

Operating expenses:
Rental property expenses	30,232	16,023	10,053
Impairment charges	6,328	15,904	—
Environmental expenses	774	5,597	5,371
General and administrative expenses	29,116	22,065	8,178
Allowance for deferred rent receivable	—	19,288	—
Depreciation and amortization expense	12,541	9,511	8,997

Total operating expenses	78,991	88,388	32,599

Operating income	23,177	14,533	45,761
Other income, net	562	16	156
Interest expense	(9,931)	(5,125)	(5,050)

Earnings from continuing operations	13,808	9,424	40,867
Discontinued operations:
Earnings (loss) from operating activities	(8,199)	2,084	9,128
Gains on dispositions of real estate	6,838	948	1,705

Earnings (loss) from discontinued operations	(1,361)	3,032	10,833

Net earnings	$12,447	$12,456	$51,700

Basic and diluted earnings per common share:
Earnings from continuing operations	$.41	$.28	$1.46
Earnings (loss) from discontinued operations	$(.04)	$.09	$.39
Net earnings	$.37	$.37	$1.84
Weighted average shares outstanding:
Basic	33,395	33,171	27,950
Stock options	—	1	3

Diluted	33,395	33,172	27,953

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
Net earnings	$12,447	$12,456	$51,700
Other comprehensive gain:
Net unrealized gain on interest rate swap	—	1,153	1,840

Comprehensive income	$12,447	$13,609	$53,540

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2012	2011
ASSETS:
Real Estate:
Land	$318,814	$345,473
Buildings and improvements	208,325	270,381

	527,139	615,854
Less — accumulated depreciation and amortization	(106,931)	(137,117)

Real estate held for use, net	420,208	478,737
Real estate held for sale, net	25,340	—

Real estate, net	445,548	478,737
Net investment in direct financing leases	91,904	92,632
Deferred rent receivable (net of allowance of $0 at December 31, 2012 and $25,630 at December 31, 2011)	12,448	8,080
Cash and cash equivalents	16,876	7,698
Notes, mortgages and accounts receivable (net of allowance of $25,371 at December 31, 2012 and $9,480 at December 31, 2011)	41,865	36,083
Prepaid expenses and other assets	31,940	11,859

Total assets	$640,581	$635,089

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$150,290	$147,700
Term loan	22,030	22,810
Environmental remediation obligations	46,150	57,700
Dividends payable	4,202	—
Accounts payable and accrued liabilities	45,160	34,710

Total liabilities	267,832	262,920

Commitments and contingencies (notes 2, 3, 5 and 6)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,396,720 at December 31, 2012 and 33,394,395 at December 31, 2011	334	334
Paid-in capital	461,426	460,687
Dividends paid in excess of earnings	(89,011)	(88,852)

Total shareholders’ equity	372,749	372,169

Total liabilities and shareholders’ equity	$640,581	$635,089

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,447	$12,456	$51,700
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	13,700	10,336	9,738
Impairment charges	13,942	20,226	—
Gains on dispositions of real estate	(6,866)	(968)	(1,705)
Deferred rent receivable, net of allowance	(4,368)	(453)	96
Allowance for deferred rent and accounts receivable	15,903	28,879	229
Amortization of above-market and below-market leases	(285)	(685)	(1,260)
Amortization of credit agreement origination costs	3,396	207	304
Accretion expense	3,174	899	775
Stock-based employee compensation expense	757	643	480
Changes in assets and liabilities:
Accounts receivable, net	(15,848)	(14,890)	(189)
Prepaid expenses and other assets	(8,004)	151	(379)
Environmental remediation obligations	(9,009)	(1,981)	(2,512)
Accounts payable and accrued liabilities	(3,054)	5,935	(213)

Net cash flow provided by operating activities	15,885	60,755	57,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(4,148)	(167,495)	(4,725)
Proceeds from dispositions of real estate	9,855	2,317	2,858
(Increase) decrease in cash held for property acquisitions	(1,615)	(750)	2,665
Amortization of (accretion in) investment in direct financing leases	728	505	(323)
Issuance of notes, mortgages and other receivables	(2,972)	(30,400)	—
Collection of notes and mortgages receivable	1,703	2,679	158

Net cash flow provided by (used in) investing activities	3,551	(193,144)	633

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	4,000	247,253	163,500
Repayments under credit agreement	(1,410)	(140,853)	(273,400)
Repayments under term loan agreement	(780)	(780)	(780)
Payments of capital lease obligations	(152)	(59)	—
Payments of cash dividends	(8,404)	(63,436)	(52,332)
Payments of loan origination costs	(4,144)	(175)	—
Cash paid in settlement of restricted stock units	(18)	—	—
Security deposits received	650	29	182
Net proceeds from issuance of common stock	—	91,986	108,205

Net cash flow provided by (used in) financing activities	(10,258)	133,965	(54,625)

Net increase in cash and cash equivalents	9,178	1,576	3,072
Cash and cash equivalents at beginning of year	7,698	6,122	3,050

Cash and cash equivalents at end of year	$16,876	$7,698	$6,122

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$6,293	$5,523	$4,863
Income taxes, net	810	267	365
Environmental remediation obligations	4,889	3,598	4,667
Non-cash transactions
Issuance of mortgages related to property dispositions	4,568	1,068	—

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

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, net investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, environmental remediation obligations, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

Subsequent events: We evaluated subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy (“Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”-inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis. We have a receivable that is measured at fair value on a recurring basis using Level 3-inputs of $2,972,000 as of December 31, 2012. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amount ultimately received from this receivable may vary significantly from our estimate. We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3-inputs as of December 31, 2012 and December 31, 2011 of $4,967,000 and $19,214,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of December 31, 2012 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$2,972	$2,972
Mutual funds	$3,013	$—	$—	$3,013
Liabilities:
Deferred Compensation	$3,013	$—	$—	$3,013

The following summarizes as of December 31, 2011 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,744	$—	$—	$2,744
Liabilities:
Deferred Compensation	$2,744	$—	$—	$2,744

Discontinued Operations: We report as discontinued operations approximately 111 properties which meet the criteria to be classified as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. Discontinued operations, including gains and losses, impairment charges and the operating results for properties disposed of in 2012, 2011 and 2010 and impairment charges and operating results of properties classified as held for sale, are included in a separate component of income on the consolidated statement of operations. The operating results and impairment charges of such properties for the years ended 2011 and 2010 have also been reclassified to discontinued operations to conform to the 2012 presentation. The properties currently being marketed for sale have a net carrying value aggregating $25,340,000 and are included in real estate held for sale, net in our consolidated balance sheets. The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Revenues from rental properties	$5,485	$10,178	$10,172
Impairment charges	(7,614)	(4,322)	—
Other operating expenses	(6,070)	(3,772)	(1,044)

Earnings (loss) from operating activities	(8,199)	2,084	9,128
Gains from dispositions of real estate	6,838	948	1,705

Earnings (loss) from discontinued operations	$(1,361)	$3,032	$10,833

Real Estate: Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we record the applicable assets and liabilities at their fair value. When real estate assets are sold or retired, the cost and related accumulated depreciation and amortization is eliminated from the respective accounts and any gain or loss is credited or charged to income. We evaluate real estate sale transactions where we provide seller financing to determine sale and gain recognition in accordance with GAAP. Expenditures for maintenance and repairs are charged to income when incurred. When accounting for business combinations, the amounts recorded for the fair value of assets acquired and liabilities assumed for above-market and below-market leases, leasehold interests as lessee and capital lease obligations are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. (See note 11 for additional information regarding property acquisitions.)

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: Assets are written down to fair value when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. We review and adjust as necessary our depreciation estimates and method when long-lived assets are tested for recoverability. Assets held for disposal are written down to fair value less estimated disposition costs.

We recorded non-cash impairment charges aggregating $13,942,000 and $20,226,000 for the years ended December 31, 2012 and 2011, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeded the projected undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the year ended December 31, 2012 were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. Impairment charges recorded during the year ended December 31, 2011 were attributable to reductions in our estimates of value for properties marketed for sale, reductions in the assumed holding period used to test for impairment and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Cash and Cash Equivalents: We consider highly liquid investments purchased with an original maturity of 3 (three) months or less to be cash equivalents.

Notes and Mortgages Receivable: Notes and mortgages receivables consist of loans originated by us related to seller financing and funding provided to two tenants in conjunction with properties acquired in 2011. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes.

Deferred Rent Receivable and Revenue Recognition: We earn rental income under operating and direct financing leases with tenants. Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the consolidated balance sheet. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that it is not reasonable to assume that the tenant will make all of its contractual lease payments when due during the current term of the lease. The straight-line method requires that rental income related to those properties for which a reserve was provided is effectively recognized in subsequent periods when payment is due under the contractual payment terms. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for above-market and below-market leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

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

Environmental Remediation Obligations: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred, including legal obligations associated with the retirement of tangible long-lived assets if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of recoveries of environmental costs from state underground storage tank (“UST” or “USTs”) remediation funds, with respect to both past and future environmental spending based on estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2009, 2010 and 2011, and tax returns which will be filed for the year ended 2012 remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2012 or 2011.

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

	Year ended December 31,
(in thousands):	2012	2011	2010
Earnings from continuing operations	$13,808	$9,424	$40,867
Less dividend equivalents attributable to restricted stock units outstanding	(82)	(249)	(228)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	13,726	9,175	40,639
Earnings (loss) from discontinued operations	(1,361)	3,032	10,833

Net earnings attributable to common shareholders used for basic earnings per share calculation	$12,365	$12,207	$51,472

Weighted-average number of common shares outstanding:
Basic	33,395	33,171	27,950
Stock options	—	1	3

Diluted	33,395	33,172	27,953

Restricted stock units outstanding at the end of the period	216	171	123

Stock-Based Compensation: Compensation cost for our stock-based compensation plans using the fair value method was $757,000, $643,000 and $480,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general and administrative expense. The impact of the accounting for stock-based compensation is, and is expected to be, immaterial to our financial position and results of operations.

Reclassifications: Certain amounts related to discontinued operations for 2011 and 2010 have been reclassified to conform to the 2012 presentation.

New Accounting Pronouncement: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs is required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of this guidance in 2012 resulted in expanded disclosures on fair value measurements but did not have an impact to our measurements of fair value.

2. LEASES

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. As of December 31, 2012, approximately 20 of our properties are leased for uses such as quick serve restaurants, automobile sales and other retail purposes, excluding approximately 40 properties previously subject to the Master Lease with Marketing which are currently held for sale and which have temporary occupancies. Our 1,081 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

More than 700 of the properties we own or lease as of December 31, 2012 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court effective April 30, 2012. In accordance with GAAP, we recognize in revenue from rental properties in our consolidated statement of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provide bad debt reserves included in general and administrative expenses and in earnings (loss) from discontinued operations in our consolidated statement of operations for our estimate of uncollectible amounts due from Marketing. As a result, we provided net bad debt reserves related to uncollected rent and real estate taxes due from Marketing of $8,802,000 in the fourth quarter of 2011 and $13,980,000 for the year ended December 31, 2012. The reserve provided in the year ended December 31, 2012 is net of a reduction of $1,348,000 as a result of receiving cash from a partial liquidation of the Marketing bankruptcy estate. We have provided bad debt reserves aggregating $22,782,000 for all outstanding rent and real estate tax obligations due from Marketing as of December 31, 2012 substantially all of which remain unpaid as of the filing of this Annual Report on Form 10-K. (See note 3 for additional information regarding Marketing and the Master Lease.)

As a result of Marketing’s bankruptcy filing and Marketing’s rejection of the Master Lease, we commenced a process to reposition the portfolio of properties that were subject to the Master Lease after the properties became available to us free of Marketing’s tenancy. As a result of that process, as of December 31, 2012, we have entered into long-term triple-net leases with petroleum distributors for ten separate property portfolios comprising 443 properties in the aggregate and month-to-month license agreements with occupants of approximately 155 properties (substantially all of whom were Marketing’s former sub-tenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. The month-to-month license agreements require the operators to sell fuel provided exclusively by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. We have also entered into additional month-to-month license agreements at approximately 40 properties which have had their underground storage tanks removed and are being used for various retail uses other than as a gas station. These properties are currently marketed for sale. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses including real estate taxes. Approximately 60 properties previously subject to the Master Lease are currently vacant, the majority of which have had their underground storage tanks removed and are being marketed for sale.

The long-term triple-net leases with petroleum distributors for ten separate property portfolios comprising 443 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold. As triple-net lessees, the tenants are required to pay all amounts pertaining to the properties subject to the leases, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which is related to the replacement of underground storage tanks that are the property our tenants. In certain of our new leases, we have committed to co-invest up to $14,080,000 with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases. As part of certain of the triple-net leases we have entered into through December 31, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted at the 443 sites was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, during the year ended December 31, 2012, we removed $11,153,000 of asset retirement obligations and $9,795,000 of net asset retirement costs related to USTs from our balance sheet. The net amount of $1,358,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $3,146,000 of lease origination costs in 2012, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases.

Revenues from rental properties included in continuing operations for the years ended December 31, 2012, 2011 and 2010 were $99,286,000, $100,263,000 and $78,227,000, respectively, of which $20,136,000, $52,646,000 and $50,135,000, respectively, was contractually due or received from Marketing under the Master Lease through its rejection on April 30, 2012 and $72,954,000, $45,515,000 and $26,426,000, respectively, was contractually due or received from other tenants including rent for May 2012 through December 2012 related to properties repositioned from the Master Lease. Revenues from rental properties and rental property expenses included in continuing operations included $11,263,000 for the year ended December 31, 2012, $6,639,000 for the year ended December 31, 2011 and $1,849,000, for the year ended December 31, 2010 for real estate taxes paid by us which were reimbursable by tenants (which includes amounts related to properties previously subject to the Master Lease discussed in the following paragraph). Revenues from rental properties included in continuing operations for the year ended December 31, 2012 also include $1,763,000 for amounts realized under interim fuel supply agreements.

As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes for 2011 and 2012, which taxes Marketing historically paid directly. Real estate taxes that we pay and were due from Marketing through April 30, 2012, the date the Master Lease was rejected, and from certain other tenants who are contractually obligated to reimburse us for the payment of real estate taxes pursuant to the terms of triple-net lease agreements are included in revenues from rental properties and in rental property expense in our consolidated statement of operations. Revenues from rental properties and rental property expense included in continuing operations included $11,263,000, $6,639,000 and $1,849,000 for the year ended December 31, 2012, 2011 and 2010, respectively, for real estate taxes paid by us which were due from Marketing and other tenants. Marketing also made additional direct payments for other operating expenses related to these properties, including environmental remediation obligations other than those liabilities that were retained by us. Costs paid directly by Marketing under the terms of the Master Lease are not reflected in revenues from rental properties or rental property expense in our consolidated financial statements. We continue to incur costs associated with the Marketing bankruptcy and we anticipate paying directly other Property Expenditures (as defined below) historically paid by Marketing under the terms of the Master Lease for the foreseeable future.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $4,433,000, $2,102,000 and $1,666,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As of December 31, 2011, the gross deferred rent receivable attributable to the Master Lease of $25,630,000 was fully reserved. As a result of the developments described above, we previously concluded that it was probable that we would not receive from Marketing the entire amount of the contractual lease payments owed to us under the Master Lease. Accordingly, during the third and fourth quarters of 2011, we recorded non-cash allowances for deferred rental revenue in continuing and discontinued operations aggregating $11,043,000 and $8,715,000, respectively, fully reserving in the fourth quarter of 2011 for the deferred rent receivable relating to the Master Lease. These non-cash allowances reduced our net earnings for the applicable periods in 2011, but did not impact our cash flow from operating activities. The gross deferred rent receivable and the reserve relating to the Master Lease were derecognized in the second quarter of 2012 upon termination of the Master Lease.

The components of the $91,904,000 net investment in direct financing leases as of December 31, 2012, are minimum lease payments receivable of $203,869,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $123,956,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2012, are as follows (in thousands):

YEAR ENDING DECEMBER 31,	OPERATING LEASES	DIRECT FINANCING LEASES	TOTAL(a)
2013	$67,940	$11,035	$78,975
2014	61,160	11,286	72,446
2015	60,572	11,462	72,034
2016	60,624	11,640	72,264
2017	59,993	11,942	71,935
Thereafter	495,195	146,506	641,701

(a)	Includes $89,392,000 of future minimum annual rentals receivable under subleases.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $7,903,000, $8,009,000 and $7,007,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in rental property expenses using the straight-line method. Rent contractually due under subleases for the years ended December 31, 2012, 2011 and 2010 was $11,809,000, $13,325,000 and $11,868,000, respectively.

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over 10 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2013 — $7,826,000, 2014 — $6,830,000, 2015 — $5,631,000, 2016 — $4,474,000, 2017 — $2,771,000 and $5,866,000 thereafter.

3. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, in addition to our other pre-petition and post-petition claims, we are entitled to recover an administrative claim capped at $10,500,000 for the partial payment of fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us effective April 30, 2012 (the “Administrative Claim”). Our Administrative Claim has priority over the claims of other creditors and certain of our other claims. As of the date of this filing on Form 10-K, the outstanding unpaid principal amount of our Administrative Claim is $7,443,000.

The Bankruptcy Court has appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs. We received distributions reducing our Administrative Claim of $1,348,000 in the third and fourth quarters of 2012 and $1,709,000 in the first quarter of 2013, from the Marketing Estate. As a result, in 2012, we reversed portions of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any additional claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserts, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserts that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. The Liquidating Trustee is pursuing these claims for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee will obtain a favorable judgment or will settle with the defendants, and therefore it is possible that we may ultimately recover a portion of our claims against Marketing, including our Administrative Claim, which has priority over most other creditors’ claims, and our additional pre-petition and post-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6,425,000 to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). This agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. We advanced $1,672,000 in the fourth quarter of 2012 and $143,000 in the first quarter of 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. It is possible that we may agree to advance amounts in excess of $6,425,000. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1,300,000 of our legal fees incurred in connection with the Litigation Funding Agreement. Based on the terms of the Liquidation Funding Agreement, we have recorded a receivable of $2,972,000 as of December 31, 2012, which includes amounts advanced and amounts due us for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. A portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will be repaid any amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred.

We have elected to account for the advances, accrued interest and litigation reimbursements due us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement are within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs include the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil Americas. We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller. Accordingly, we believe that a market participant would likely purchase our rights from us for approximately the amounts currently due us under the terms of the Litigation Funding Agreement.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for certain environmental liabilities (“the Marketing Environmental Liabilities”) and commenced funding remediation activities during the second quarter of 2012 related to such accruals. We do not expect to be reimbursed by Marketing for any such remediation activities except as a result of realizing a claim deriving from the Lukoil Complaint. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to these properties (“Property Expenditures”) for vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing (“Capital Improvements”).

It is possible that our estimates for the Marketing Environmental Liabilities relating to the properties previously leased to Marketing will be higher than the amounts we have accrued and that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business. In addition, we increased our number of tenants significantly and are performing property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If our actual expenditures for the Marketing Environmental Liabilities are greater than the amounts accrued, if we incur significant costs and operating expenses relating to the properties comprising the Master Lease portfolio; if the repositioning of the properties comprising the Master Lease portfolio leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting the properties comprising the Master Lease portfolio requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell the properties comprising the Master Lease portfolio at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced. (For information regarding factors that could adversely affect us relating to our lessees, including Marketing, see “Part II, Item 1A. Risk Factors.”)

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2012 and December 31, 2011, we had accrued $3,615,000 and $4,242,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amounts accrued with any certainty relating to these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) from the State of New Jersey Department of Environmental Protection (the “NJDEP”) notifying us that we are one of approximately 66 potentially responsible parties for natural resource damages resulting from discharges of hazardous substances into the Lower Passaic River. The Directive calls for an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and interim compensatory restoration for the injured natural resources. There has been no material activity with respect to the NJDEP Directive since early after its issuance. The responsibility for the alleged damages, the aggregate cost to remediate the Lower Passaic River, the amount of natural resource damages and the method of allocating such amounts among the potentially responsible parties have not been determined. Effective May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties comprising a Cooperating Parties Group (“CPG”) (many of whom are also named in the Directive) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the Lower Passaic River. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2015. On June 18, 2012, all members of the CPG except Occidental Chemical Corporation (“Occidental”) entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. Similar to the RI/FS work, the CPG entered into an interim allocation for the costs of the river mile 10.9 work. The EPA issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work and discussions regarding Occidental’s participation in the river mile 10.9 work are ongoing. Concurrently, the EPA is preparing a proposed Focused Feasibility Study (“FFS”) that the EPA claims will address sediment issues in the lower eight miles of the Lower Passaic River. The RI/FS and 10.9 AOC do not resolve liability issues for remedial work or restoration of, or compensation for, natural resource damages to the Lower Passaic River, which are not known at this time.

In a related action, in December 2005, the State of New Jersey through various state agencies brought suit against certain companies which the State alleges are responsible for various categories of past and future damages resulting from discharges of hazardous substances to the Passaic River. In February 2009, certain of these defendants filed third-party complaints against approximately 300 additional parties, including us, seeking contribution for such parties’ proportionate share of response costs, cleanup and other damages, based on their relative contribution to pollution of the Passaic River and adjacent bodies of water. We believe that ChevronTexaco is contractually obligated to indemnify us, pursuant to an indemnification agreement, for most if not all of the conditions at the property identified by the NJDEP and the EPA. Accordingly, our potential range of loss including our ultimate legal and financial liability, if any, cannot be made with any certainty at this time

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, $1,725,000 to settle two plaintiff classes covering 52 pending cases. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP.

As of December 31, 2012 and December 31, 2011, we maintained a litigation reserve representing our best estimate of loss relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification and the aggregate possible amount of damages for which we may be held liable.

4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT

As of December 31, 2012, we were a party to a $175,000,000 amended and restated senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and a $25,000,000 amended term loan agreement with TD Bank, both of which were scheduled to mature in March 2013. As of December 31, 2012, borrowings under the credit agreement were $150,290,000 bearing interest at a rate of 3.25% per annum and borrowings under the term loan agreement were $22,030,000 bearing interest at a rate of 3.50% per annum. Loan origination costs incurred in March 2012 of $4,144,000 are being amortized over the one year extended terms of these debt agreements. On February 25, 2013, the borrowings then outstanding under such credit agreement and term loan agreement were repaid with cash on hand and proceeds of the Credit Agreement and the Prudential Loan Agreement (both defined below).

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on certain of our properties. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the security pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

On February 25, 2013, we entered into a $100,000,000 senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

We repaid the then outstanding borrowings related to our debt outstanding as of December 31, 2012 partially with cash on hand and proceeds from the Credit Agreement and the Prudential Loan Agreement entered into in February 2013. The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of February 25, 2013, is as follows: 2015 — $71,900,000 and 2021 — $100,000,000.

Due to the near-term maturity of our outstanding debt as of December 31, 2012, the carrying value of the borrowings outstanding as of December 31, 2012 approximated fair value which was determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable Level 3 inputs. We classified our valuations of the borrowings outstanding under the amended credit agreement and the amended term loan agreement entirely within Level 3 of the Fair Value Hierarchy.

5. INTEREST RATE SWAP AGREEMENT

We were a party to a $45,000,000 LIBOR based interest rate swap, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement with JPMorgan Chase Bank, N.A., designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the year ended December 31, 2011 representing the hedge’s ineffectiveness.

The fair values of the Swap Agreement obligation were determined using (i) discounted cash flow analyses on the expected cash flows of the Swap Agreement, which were based on market data obtained from sources independent of us consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy, and (ii) credit valuation adjustments, which were based on unobservable Level 3 inputs. We classified our valuations of the Swap Agreement entirely within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments were not significant to the overall valuations of the Swap Agreement.

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

As part of certain triple-net leases whose term commenced through December 31, 2012, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, during the year ended December 31, 2012, we removed $11,153,000 of asset retirement obligations and $9,795,000 of net asset retirement costs related to USTs from our balance sheet. The net amount of $1,358,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable.

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of December 31, 2012, 2011, 2010 and 2009, we had accrued $46,150,000, $57,700,000, $10,908,000 and $12,645,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,174,000, $899,000 and $775,000 of net accretion expense was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in environmental expenses. In addition, during the year ended December 31, 2012 we recorded credits aggregating $4,154,000 to environmental expenses where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the years ended December 31, 2012 and 2011, we increased the carrying value of certain of our properties by $5,710,000 and $47,874,000, respectively, due to increases in estimated remediation costs. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the years ended December 31, 2012 and 2011 include $5,371,000 and $855,000, respectively, of depreciation related to capitalized asset retirement costs of $23,549,000 and $35,321,000 as of December 31, 2012 and 2011, respectively.

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

In view of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

7. INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2012, 2011 and 2010 of $810,000, $267,000 and $365,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statement purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Earnings and profits were $7,814,000, $63,472,000 and $50,563,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2012, 2011 and 2010 were: ordinary income of 10.0%, 98.3% and 97.5%, capital gain distributions of 61.3%, 1.7% and 0.4% and non-taxable distributions of 28.7%, 0.0% and 2.1%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2009, 2010 and 2011, and tax returns which will be filed for the year ended 2012 remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2012 or 2011. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

8. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except per share amounts):

	COMMON STOCK		PAID-IN CAPITAL	DIVIDEND PAID IN EXCESS OF EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL
	SHARES	AMOUNT
BALANCE, DECEMBER 31, 2009	24,766	$248	$259,459	$(49,045)	$(2,993)	$207,669
Net earnings				51,700		51,700
Dividends — $1.91 per share				(54,959)		(54,959)
Stock-based compensation	1		480			480
Stock options exercised	2					—
Proceeds from issuance of common stock	5,175	51	108,154			108,205
Net unrealized gain on interest rate swap					1,840	1,840

BALANCE, DECEMBER 31, 2010	29,944	299	368,093	(52,304)	(1,153)	314,935
Net earnings				12,456		12,456
Dividends — $1.46 per share				(49,004)		(49,004)
Stock-based compensation			643			643
Stock options exercised						—
Proceeds from issuance of common stock	3,450	35	91,951			91,986
Net unrealized gain on interest rate swap					1,153	1,153

BALANCE, DECEMBER 31, 2011	33,394	334	460,687	(88,852)	$—	372,169
Net earnings				12,447		12,447
Dividends — $0.375 per share				(12,606)		(12,606)
Stock-based compensation	3		739			739

BALANCE, DECEMBER 31, 2012	33,397	$334	$461,426	$(89,011)	$—	$372,749

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2012, 2011 and 2010.

In the first quarter of 2011, we completed a public stock offering of 3,450,000 shares of our common stock, of which 3,000,000 shares were issued in January 2011 and 450,000 shares, representing the underwriter’s over-allotment, were issued in February 2011. Substantially all of the aggregate $91,986,000 net proceeds from the issuance of common stock (after related transaction costs of $267,000) was used to repay a portion of our outstanding indebtedness and the remainder was used for general corporate purposes.

During the second quarter of 2010, we completed a public stock offering of 5,175,000 shares of our common stock. The $108,205,000 net proceeds from the issuance of common stock (after related transaction costs of $522,000) was used in part to repay a portion of our outstanding indebtedness and the remainder was used for general corporate purposes.

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

We awarded to employees and directors 52,125, 47,625 and 37,600 restricted stock units (“RSUs”) and dividend equivalents in 2012, 2011 and 2010, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors and RSUs granted in 2009 and thereafter upon the earlier of 10 (ten) years after grant or termination. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2012, 2011 and 2010, dividend equivalents aggregating approximately $82,000, $249,000 and $228,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to the restricted stock units outstanding:

	NUMBER OF RSUs OUTSTANDING	FAIR VALUE
		AMOUNT	AVERAGE PER RSU
RSUs OUTSTANDING AT DECEMBER 31, 2009	85,600
Granted	37,600	$864,000	$22.97

RSUs OUTSTANDING AT DECEMBER 31, 2010	123,200
Granted	47,625	$1,043,000	$21.90

RSUs OUTSTANDING AT DECEMBER 31, 2011	170,825
Granted	52,125	$864,000	$16.57
Settled	(2,780)	$70,000	$25.31
Cancelled	(3,820)	$88,000	$23.10

RSUs OUTSTANDING AT DECEMBER 31, 2012	216,350

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2012, 2011 and 2010 was $746,000, $638,000 and $466,000, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2012, there was $1,825,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan which cost is expected to be recognized over a weighted average period of approximately 2.6 years. The aggregate intrinsic value of the 216,350 outstanding RSUs and the 93,225 vested RSUs as of December 31, 2012 was $3,907,000 and $1,684,000, respectively.

The following is a schedule of the vesting activity relating to the restricted stock units outstanding:

	NUMBER OF RSUs VESTED	FAIR VALUE
RSUs VESTED AT DECEMBER 31, 2009	29,800
Vested	15,600	$379,000

RSUs VESTED AT DECEMBER 31, 2010	45,400
Vested	21,400	$505,000

RSUs VESTED AT DECEMBER 31, 2011	66,800
Vested	29,205	$734,000
Settled	(2,780)	$70,000

RSUs VESTED AT DECEMBER 31, 2012	93,225

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $270,000, $239,000 and $220,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. During the year ended December 31, 2010, 5,250 options were exercised with an intrinsic value of $76,000. As of December 31, 2012, there were 5,000 options outstanding which were exercisable at $27.68 with a remaining contractual life of five years. As of December 31, 2012, the 5,000 options outstanding had no intrinsic value.

10. QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2012(a)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$28,035	$25,434	$22,324	$23,493	$99,286
Earnings from continuing operations	5,307	2,357	1,782	4,362	13,808
Net earnings (loss)	6,485	3,626	(3,465)	5,801	12,447
Diluted earnings (loss) per common share:
Earnings from continuing operations	.16	.07	.05	.13	.41
Net earnings (loss)	.19	.11	(.10)	.17	.37

	THREE MONTHS ENDED				YEAR ENDED DECEMBER 31,
YEAR ENDED DECEMBER 31, 2011(b)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$23,444	$24,502	$24,724	$27,593	$100,263
Earnings (loss) from continuing operations	10,231	13,016	2,635	(16,458)	9,424
Net earnings (loss)	11,386	15,202	5,350	(19,482)	12,456
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	.31	.39	.08	(.49)	.28
Net earnings (loss)	.35	.45	.16	(.58)	.37

(a)	Includes for the respective periods the effect of:

•

An accounts receivable reserve of $13,980,000, related to Marketing, recorded in the year ended December 31, 2012, net of a partial reversal of $1,781,000 recorded in the quarter ended December 31, 2012. (See footnotes 2 and 3 for additional information.)

•	Impairment charges of $13,942,000 recorded for the year ended December 31, 2012, of which $3,390,000 was recorded in the quarter ended December 31, 2012. (See footnote 3 for additional information.)

(b)	Includes for the respective periods the effect of:

•

The January 13, 2011 acquisition of gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. for $111,621,000 and the March 31, 2011 acquisition of gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC for $87,047,000. (See footnote 11 for additional information.)

•

Allowances for deferred rent receivables of $8,715,000 and $11,043,000, related to Marketing, which were recorded in the quarters ended September 30, 2011 and December 31, 2011, respectively. (See footnotes 2 and 3 for additional information.)

•	An accounts receivable reserve of $8,802,000, related to Marketing, recorded in the quarter ended December 31, 2011. (See footnotes 2 and 3 for additional information.)

•	Impairment charges of $20,200,000 recorded for the year ended December 31, 2011, of which $17,132,000 was recorded in the quarter ended December 31, 2011. (See footnote 3 for additional information.)

11. PROPERTY ACQUISITIONS

In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $5,159,000.

CPD NY SALE/LEASEBACK

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111,621,000 including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

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

NOURIA SALE/LEASEBACK

On March 31, 2011, we acquired fee or leasehold title to 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC (“Nouria”), a subsidiary of Nouria Energy Group. Our total investment in the transaction was $87,047,000 including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

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

In 2010, we purchased fee title to three gasoline and convenience store properties in separate transactions for an aggregate purchase price of $3,567,000.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2011 and 2010 have been prepared utilizing the historical financial statements of Getty Realty Corp. and the combined effect of additional revenue and expenses from the properties acquired from both CPD NY and Nouria assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under its revolving credit facility to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from CPD NY and Nouria reflected herein been consummated on the date indicated or that will be achieved in the future.

	Year Ended December 31,
(in thousands)	2011	2010
Revenues	$102,844	$99,363

Net earnings	$14,647	$69,422

Basic and diluted net earnings per common share	$0.44	$2.48

12. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information as of December 31, 2011 and for the years ended December 31, 2011 and 2010 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that were realized from the Master Lease with Marketing and from properties leased to other tenants. As a result of the rejection of the Master Lease on April 30, 2012, our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease.

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

As a result of the rejection of the Master Lease on April 30, 2012, we have omitted the condensed combining financial information as of December 31, 2012 and for the year ended December 31, 2012 since our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease. For the historical condensed combining financial information set forth below, each of the properties were classified based on the property’s use as of December 31, 2011.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2010 through December 31, 2011.

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

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$52,163	$48,100	$—	$100,263
Interest on notes and mortgages receivable	—	2,489	169	2,658

Total revenues	52,163	50,589	169	102,921

Operating expenses:
Rental property expenses	(8,111)	(7,271)	(641)	(16,023)
Impairment charges	(14,641)	(1,263)	—	(15,904)
Environmental expenses	(5,475)	(122)	—	(5,597)
General and administrative expenses	(8,899)	(1,783)	(11,383)	(22,065)
Allowance for deferred rent receivable	(19,288)	—	—	(19,288)
Depreciation and amortization expense	(4,234)	(5,231)	(46)	(9,511)

Total operating expenses	(60,648)	(15,670)	(12,070)	(88,388)

Operating income (loss)	(8,485)	34,919	(11,901)	14,533
Other income, net	641	(621)	(4)	16
Interest expense	—	—	(5,125)	(5,125)

Earnings (loss) from continuing operations	(7,844)	34,298	(17,030)	9,424
Discontinued operations:
Income (loss) from operating activities	2,338	(254)	—	2,084
Gains on dispositions of real estate	—	948	—	948

Earnings from discontinued operations	2,338	694	—	3,032

Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$48,755	$29,472	$—	$78,227
Interest on notes and mortgages receivable	—	—	133	133

Total revenues	48,755	29,472	133	78,360

Operating expenses:
Rental property expenses	(7,024)	(2,551)	(478)	(10,053)
Environmental expenses	(5,244)	(127)	—	(5,371)
General and administrative expenses	(146)	(135)	(7,897)	(8,178)
Depreciation and amortization expense	(3,548)	(5,412)	(37)	(8,997)

Total operating expenses	(15,962)	(8,225)	(8,412)	(32,599)

Operating income (loss)	32,793	21,247	(8,279)	45,761
Other income, net	(172)	172	156	156
Interest expense	—	—	(5,050)	(5,050)

Earnings (loss) from continuing operations	32,621	21,419	(13,173)	40,867
Discontinued operations:
Loss from operating activities	9,042	86	—	9,128
Gains (loss) on dispositions of real estate	1,857	(152)	—	1,705

Earnings (loss) from discontinued operations	10,899	(66)	—	10,833

Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700

The condensed combining balance sheet of Getty Realty Corp. as of December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
ASSETS:
Real Estate:
Land	$131,076	$214,397	$—	$345,473
Buildings and improvements	170,553	99,479	349	270,381

	301,629	313,876	349	615,854
Less — accumulated depreciation and amortization	(107,480)	(29,446)	(191)	(137,117)

Real estate held for use, net	194,149	284,430	158	478,737
Net investment in direct financing leases	—	92,632	—	92,632
Deferred rent receivable, net	—	8,080	—	8,080
Cash and cash equivalents	—	—	7,698	7,698
Notes, mortgages and accounts receivable, net	5,743	28,262	2,078	36,083
Prepaid expenses and other assets	—	7,611	4,248	11,859

Total assets	199,892	421,015	14,182	635,089

LIABILITIES:
Borrowings under credit line	—	—	147,700	147,700
Term loan	—	—	22,810	22,810
Environmental remediation obligations	57,368	332	—	57,700
Dividends payable	—	—	—	—
Accounts payable and accrued liabilities	4,002	19,564	11,144	34,710

Total liabilities	61,370	19,896	181,654	262,920

Net assets (liabilities)	$138,522	$401,119	$(167,472)	$372,169

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	5,024	5,266	46	10,336
Impairment charges	18,676	1,550	—	20,226
Gains on dispositions of real estate	(641)	(327)	—	(968)
Deferred rent receivable, net of allowance	1,463	(1,916)	—	(453)
Allowance for deferred rent and accounts receivable	28,879	—	—	28,879
Amortization of above-market and below-market leases	—	(685)	—	(685)
Amortization of credit agreement origination costs	—	—	207	207
Accretion expense	879	20	—	899
Stock-based employee compensation expense	—	—	643	643
Changes in assets and liabilities:
Accounts receivable, net	(14,851)	(39)	—	(14,890)
Prepaid expenses and other assets	—	(68)	219	151
Environmental remediation obligations	(1,304)	(677)	—	(1,981)
Accounts payable and accrued liabilities	3,040	692	2,203	5,935

Net cash flow provided by (used in) operating activities	35,659	38,808	(13,712)	60,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(167,471)	(24)	(167,495)
Proceeds from dispositions of real estate	1,604	1,781	(1,068)	2,317
Decrease in cash held for property acquisitions	—	—	(750)	(750)
Amortization of investment in direct financing leases	—	505	—	505
Issuance of notes and mortgages receivable	—	(30,400)	—	(30,400)
Collection of notes and mortgages receivable	—	2,415	264	2,679

Net cash flow provided by (used in) investing activities	1,604	(193,170)	(1,578)	(193,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	—	247,253	247,253
Repayments under credit agreement	—	—	(140,853)	(140,853)
Repayments under term loan agreement	—	—	(780)	(780)
Payments on capital lease obligations	—	(59)	—	(59)
Cash dividends paid	—	—	(63,436)	(63,436)
Payments of loan origination costs	—	—	(175)	(175)
Security deposits received	—	29	—	29
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation — Corporate	(37,263)	154,392	(117,129)	—

Net cash flow (used in) provided by financing activities	(37,263)	154,362	16,866	133,965

Net increase in cash and cash equivalents	—	—	1,576	1,576
Cash and cash equivalents at beginning of year	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$7,698	$7,698

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2010 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$43,520	$21,353	$(13,173)	$51,700
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	4,229	5,472	37	9,738
Impairment charges	—	—	—	—
Gains on dispositions of real estate	(1,685)	(20)	—	(1,705)
Deferred rent receivable	1,580	(1,484)	—	96
Allowance for accounts receivable	—	229	—	229
Amortization of above-market and below-market leases	—	(1,260)	—	(1,260)
Amortization of credit agreement origination costs	—	—	304	304
Accretion expense	758	17	—	775
Stock-based employee compensation expense	—	—	480	480
Changes in assets and liabilities:
Accounts receivable, net	(15)	(174)	—	(189)
Prepaid expenses and other assets	—	467	(846)	(379)
Environmental remediation obligations	(3,062)	550	—	(2,512)
Accounts payable and accrued liabilities	42	(455)	200	(213)

Net cash flow provided by (used in) operating activities	45,367	24,695	(12,998)	57,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(4,629)	(96)	(4,725)
Proceeds from dispositions of real estate	2,623	235	—	2,858
Decrease in cash held for property acquisitions	—	—	2,665	2,665
Amortization of investment in direct financing leases	—	(323)	—	(323)
Collection of mortgages receivable, net	—	—	158	158

Net cash flow provided by (used in) investing activities	2,623	(4,717)	2,727	633

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit agreement			163,500	163,500
Repayments under credit agreement	—	—	(273,400)	(273,400)
Repayments under term loan agreement	—	—	(780)	(780)
Cash dividends paid	—	—	(52,332)	(52,332)
Security deposits received	—	182	—	182
Net proceeds from issuance of common stock	—	—	108,205	108,205
Cash consolidation — Corporate	(47,990)	(20,160)	68,150	—

Net cash flow (used in) provided by financing activities	(47,990)	(19,978)	13,343	(54,625)

Net increase in cash and cash equivalents	—	—	3,072	3,072
Cash and cash equivalents at beginning of year	—	—	3,050	3,050

Cash and cash equivalents at end of year	$—	$—	$6,122	$6,122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 18, 2013

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

NAME	AGE	POSITION	OFFICER SINCE
David B. Driscoll	58	President, Chief Executive Officer and Director	2010
Leo Liebowitz	85	Director and Chairman of the Board	1971
Joshua Dicker	52	Senior Vice President, General Counsel and Secretary	2008
Kevin C. Shea	53	Executive Vice President	2001
Thomas J. Stirnweis	54	Vice President and Chief Financial Officer	2001
Christopher J. Constant	34	Asst. Vice President, Director of Planning and Treasurer	2012

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

Mr. Dicker has served as Senior Vice President, General Counsel and Secretary since 2012. He was Vice President, General Counsel and Secretary since February 2009. Prior to joining Getty in 2008, he was a partner at the law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters.

Mr. Shea has been with the Company since 1984 and has served as Executive Vice President since May 2004. He was Vice President since January 2001 and Director of National Real Estate Development prior thereto.

Mr. Stirnweis has been with the Company or Getty Petroleum Marketing Inc. since 1988 and has served as Vice President and Chief Financial Officer of the Company since May 2012 and Vice President, Treasurer and Chief Financial Officer from May 2003 to May 2012. He joined the Company in January 2001 as Corporate Controller and Treasurer. Prior to joining the Company, Mr. Stirnweis was Manager of Financial Reporting and Analysis of Marketing.

Mr. Constant has served as Assistant Vice President, Director of Planning and Treasurer since May 2012. Prior to joining the Company in November 2010, Mr. Constant was a Vice President in the corporate finance department of Morgan Joseph & Co. Inc. Prior to joining Morgan Joseph in 2001, Mr. Constant began his career in the corporate finance department at ING Barings.

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

There were no such relationships or transactions to report for the year ended December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 18, 2013 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 18, 2013

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2012, 2011 and 2010

(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
December 31, 2012:
Allowance for deferred rent receivable	$25,630	$—	$25,630	$—
Allowance for mortgages and accounts receivable	$9,480	$15,903	$12	$25,371
Allowance for deposits held in escrow	$377	$—	$377	$—
December 31, 2011:
Allowance for deferred rent receivable	$8,170	$17,460	$—	$25,630
Allowance for mortgages and accounts receivable	$361	$9,121	$2	$9,480
Allowance for deposits held in escrow	$377	$—	$—	$377
December 31, 2010:
Allowance for deferred rent receivable	$9,389	$—	$1,219	$8,170
Allowance for mortgages and accounts receivable	$135	$226	$—	$361
Allowance for deposits held in escrow	$377	$—	$—	$377

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2012

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2012	2011	2010
Investment in real estate:
Balance at beginning of year	$615,854	$504,587	$503,874
Acquisitions and capital expenditures	10,976	151,090	3,664
Impairment	(23,354)	(35,246)	—
Sales and condemnations	(40,381)	(3,219)	(1,819)
Lease expirations	(779)	(1,358)	(1,132)

Balance at end of year	$562,316	$615,854	$504,587

Accumulated depreciation and amortization:
Balance at beginning of year	$137,117	$144,217	$136,669
Depreciation and amortization expense	13,375	10,080	9,346
Impairment	(9,412)	(15,020)	—
Sales and condemnations	(23,533)	(802)	(666)
Lease expirations	(779)	(1,358)	(1,132)

Balance at end of year	$116,768	$137,117	$144,217

The properties in the table below indicated by an asterisk (*), with an aggregate net book value of approximately $158,608,000 as of December 31, 2012, are encumbered by mortgages. As of December 31, 2012, these mortgages provided security for our prior credit agreement and our prior term loan agreement. As of February 25, 2013, these mortgages provide security for our $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our $100,000,000 senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”). The parties to the Credit Agreement and the Prudential Loan Agreement share the security pursuant to the terms of an inter-creditor agreement. For additional information, see Note 4 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” No other material mortgages, liens or encumbrances exist on our properties.

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
BROOKLYN, NY	$282	$229	$176	$335	$511	$307	1967
REGO PARK, NY	34	281	23	292	315	114	1974
CORONA, NY	114	322	113	323	436	276	1965
OCEANSIDE, NY	40	342	33	349	382	0	1970
BRENTWOOD, NY	253	49	125	177	302	177	1968
BAY SHORE, NY	48	275	0	323	323	323	1969
EAST ISLIP, NY	89	391	87	393	480	93	1972
WHITE PLAINS, NY	0	570	303	267	570	169	1972
WAPPINGERS FALLS, NY	114	144	112	146	258	146	1971
STONY POINT, NY	59	204	56	207	263	207	1971
LAGRANGEVILLE, NY	129	131	65	195	260	170	1972
BRONX, NY	141	167	87	221	308	198	1972
NEW YORK, NY	126	167	78	215	293	215	1972
BROOKLYN, NY	148	239	104	283	387	144	1972
BRONX, NY	544	922	474	992	1,466	791	1970
BRONX, NY	70	364	30	404	434	356	1972
BRONX, NY	78	525	66	537	603	440	1972
YONKERS, NY	291	194	216	269	485	247	1972
SLEEPY HOLLOW, NY	281	184	130	335	465	246	1969
OLD BRIDGE, NJ	86	203	56	233	289	145	1972
STATEN ISLAND, NY	174	92	113	153	266	153	1976
BRIARCLIFF MANOR, NY	652	429	502	579	1,081	263	1976
BRONX, NY	89	193	63	219	282	219	1976
NEW YORK, NY	146	428	43	531	574	474	1976
GLENDALE, NY	124	330	86	368	454	334	1976
LONG ISLAND CITY, NY	107	193	73	227	300	208	1976
RIDGE, NY	277	108	200	185	385	154	1977
OLD GREENWICH, CT	0	914	620	294	914	81	1969
NEW CITY, NY	181	131	109	203	312	177	1978
W. HAVERSTRAW, NY	194	69	140	123	263	96	1978
BROOKLYN, NY	75	272	45	302	347	262	1978
RONKONKOMA, NY	76	209	46	239	285	239	1978
BETHPAGE, NY	211	38	126	123	249	123	1978
BALDWIN, NY	102	274	62	314	376	144	1978
ELMONT, NY	389	120	231	278	509	237	1978
CENTRAL ISLIP, NY	103	151	61	193	254	193	1978
BROOKLYN, NY	116	254	75	295	370	272	1980
BAY SHORE, NY	156	124	86	194	280	194	1981
CROMWELL, CT	70	183	24	229	253	229	1982
EAST HARTFORD, CT	208	79	84	203	287	187	1982
MANCHESTER, CT	66	200	65	201	266	161	1982
MERIDEN, CT	208	53	84	177	261	165	1982
NEW MILFORD, CT	114	151	0	265	265	237	1982
NORWALK, CT	257	157	104	310	414	285	1982
SOUTHINGTON, CT	116	181	71	226	297	205	1982
TERRYVILLE, CT	182	151	74	259	333	212	1982
SOUTH HADLEY, MA	232	39	90	181	271	181	1982
WESTFIELD, MA	123	182	50	255	305	169	1982
FREEHOLD, NJ	494	85	403	176	579	108	1978
NORTH PLAINFIELD, NJ	227	353	175	405	580	321	1978
SOUTH AMBOY, NJ	300	(31)	94	175	269	0	1978
GLEN HEAD, NY	234	193	103	324	427	324	1982
NEW ROCHELLE, NY	189	72	104	157	261	126	1982
NORTH BRANFORD, CT	130	181	83	228	311	88	1982

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
FRANKLIN SQUARE, NY	153	141	137	157	294	91	1978
BROOKLYN, NY	277	24	168	133	301	133	1978
NEW HAVEN, CT	1,413	(700)	569	144	713	0	1985
BRISTOL, CT	360	0	0	360	360	294	2004
BRISTOL, CT	1,594	0	1,036	558	1,594	182	2004
BRISTOL, CT	254	0	150	104	254	34	2004
BRISTOL, CT	365	0	237	128	365	42	2004
COBALT, CT	396	0	0	396	396	323	2004
DURHAM, CT	994	0	0	994	994	812	2004
ELLINGTON, CT	1,295	0	842	453	1,295	148	2004
ENFIELD, CT	260	0	0	260	260	250	2004
FARMINGTON, CT	466	0	303	163	466	53	2004
HARTFORD, CT	665	0	432	233	665	76	2004
HARTFORD, CT	571	0	371	200	571	65	2004
MERIDEN, CT	1,532	0	989	543	1,532	182	2004
MIDDLETOWN, CT	1,039	0	675	364	1,039	119	2004
NEW BRITAIN, CT	390	1	254	137	391	45	2004
NEWINGTON, CT	954	0	620	334	954	109	2004
NORTH HAVEN, CT	405	0	252	153	405	62	2004
PLAINVILLE, CT	545	0	354	191	545	62	2004
PLYMOUTH, CT	931	0	605	326	931	106	2004
SOUTH WINDHAM, CT	644	1,398	598	1,444	2,042	317	2004
SOUTH WINDSOR, CT	545	0	337	208	545	86	2004
SUFFIELD, CT	237	603	201	639	840	368	2004
VERNON, CT	1,434	0	0	1,434	1,434	1,171	2004
WALLINGFORD, CT	551	0	335	216	551	88	2004
WATERBURY, CT	804	0	516	288	804	100	2004
WATERBURY, CT	515	0	335	180	515	59	2004
WATERBURY, CT	468	1	305	164	469	54	2004
WATERTOWN, CT	925	0	567	358	925	152	2004
WETHERSFIELD, CT	447	0	0	447	447	447	2004
WEST HAVEN, CT	1,215	0	790	425	1,215	139	2004
WESTBROOK, CT	345	0	0	345	345	282	2004
WILLIMANTIC, CT	717	0	466	251	717	82	2004
WINDSOR LOCKS, CT	1,433	0	0	1,433	1,433	1,171	2004
WINDSOR LOCKS, CT	1,030	1	670	361	1,031	118	2004
SIMSBURY, CT	318	2	176	144	320	6	1985
RIDGEFIELD, CT	535	112	348	299	647	152	1985
BRIDGEPORT, CT	350	56	228	178	406	129	1985
NORWALK, CT	511	52	332	231	563	147	1985
BRIDGEPORT, CT	313	49	204	158	362	89	1985
STAMFORD, CT	507	16	330	193	523	122	1985
BRIDGEPORT, CT	313	25	204	134	338	90	1985
BRIDGEPORT, CT	378	113	246	245	491	165	1985
BRIDGEPORT, CT	527	(180)	285	62	347	0	1985
BRIDGEPORT, CT	338	23	220	141	361	94	1985
NEW HAVEN, CT	538	176	351	363	714	287	1985
DARIEN, CT	667	346	434	579	1,013	192	1985
WESTPORT, CT	603	13	393	223	616	138	1985
STAMFORD, CT	603	61	393	271	664	167	1985
STAMFORD, CT	507	85	330	262	592	151	1985
STRATFORD, CT	301	71	196	176	372	133	1985
STRATFORD, CT	285	15	186	114	300	74	1985
CHESHIRE, CT	490	(6)	289	195	484	8	1985
MILFORD, CT	294	44	191	147	338	102	1985
FAIRFIELD, CT	430	10	280	160	440	100	1985
BROOKFIELD, CT	58	342	20	380	400	108	1985
NORWALK, CT	0	641	402	239	641	73	1988
HARTFORD, CT	233	33	152	114	266	81	1985
RIDGEFIELD, CT	402	36	167	271	438	271	1985
BRIDGEPORT, CT	346	12	230	128	358	128	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
WILTON, CT	519	76	338	257	595	179	1985
MIDDLETOWN, CT	133	258	131	260	391	104	1987
EAST HARTFORD, CT	347	14	301	60	361	30	1991
WATERTOWN, CT	352	59	204	207	411	139	1992
AVON, CT	731	125	403	453	856	166	2002
WILMINGTON, DE	309	68	201	176	377	132	1985
WILMINGTON, DE	382	40	249	173	422	119	1985
CLAYMONT, DE	237	31	152	116	268	84	1985
NEWARK, DE	406	(110)	239	57	296	2	1985
LEWISTON, ME	342	89	222	209	431	161	1985
BIDDEFORD, ME	618	8	235	391	626	391	1985
SOUTH PORTLAND, ME	181	89	111	159	270	156	1986
AUGUSTA, ME	449	(114)	202	133	335	6	1991
BELTSVILLE, MD*	1,130	0	1,130	0	1,130	0	2009
BELTSVILLE, MD*	731	0	731	0	731	0	2009
BELTSVILLE, MD*	525	0	525	0	525	0	2009
BELTSVILLE, MD*	1,050	0	1,050	0	1,050	0	2009
BLADENSBURG, MD*	571	0	571	0	571	0	2009
BOWIE, MD*	1,084	0	1,084	0	1,084	0	2009
CAPITOL HEIGHTS, MD*	628	0	628	0	628	0	2009
CLINTON, MD*	651	0	651	0	651	0	2009
COLLEGE PARK, MD*	536	0	536	0	536	0	2009
COLLEGE PARK, MD*	445	0	445	0	445	0	2009
DISTRICT HEIGHTS, MD*	479	0	479	0	479	0	2009
DISTRICT HEIGHTS, MD*	388	0	388	0	388	0	2009
FORESTVILLE, MD*	1,039	0	1,039	0	1,039	0	2009
FORT WASHINGTON, MD*	422	0	422	0	422	0	2009
GREENBELT, MD*	1,153	0	1,153	0	1,153	0	2009
HYATTSVILLE, MD*	491	0	491	0	491	0	2009
HYATTSVILLE, MD*	594	0	594	0	594	0	2009
LANDOVER, MD*	753	0	753	0	753	0	2009
LANDOVER, MD*	662	0	662	0	662	0	2009
LANDOVER HILLS, MD*	1,358	0	1,358	0	1,358	0	2009
LANDOVER HILLS, MD*	457	0	457	0	457	0	2009
LANHAM, MD*	822	0	822	0	822	0	2009
LAUREL, MD*	2,523	0	2,523	0	2,523	0	2009
LAUREL, MD*	1,415	0	1,415	0	1,415	0	2009
LAUREL, MD*	1,530	0	1,530	0	1,530	0	2009
LAUREL, MD*	1,267	0	1,267	0	1,267	0	2009
LAUREL, MD*	1,210	0	1,210	0	1,210	0	2009
LAUREL, MD*	696	0	696	0	696	0	2009
OXON HILL, MD*	1,256	0	1,256	0	1,256	0	2009
RIVERDALE, MD*	788	0	788	0	788	0	2009
RIVERDALE, MD*	582	0	582	0	582	0	2009
SEAT PLEASANT, MD*	468	0	468	0	468	0	2009
SUITLAND, MD*	377	0	377	0	377	0	2009
SUITLAND, MD*	673	0	673	0	673	0	2009
TEMPLE HILLS, MD*	331	0	331	0	331	0	2009
UPPER MARLBORO, MD*	845	0	845	0	845	0	2009
ACCOKEEK, MD*	692	0	692	0	692	0	2010
BALTIMORE, MD	429	163	309	283	592	234	1985
EMMITSBURG, MD	147	148	102	193	295	128	1986
AUBURN, MA*	600	0	600	0	600	0	2011
AUBURN, MA*	625	0	625	0	625	0	2011
AUBURN, MA*	725	0	725	0	725	0	2011
AUBURN, MA*	800	0	0	800	800	116	2011
BEDFORD, MA*	1,350	0	1,350	0	1,350	0	2011
BRADFORD, MA*	650	0	650	0	650	0	2011
BURLINGTON, MA*	600	0	600	0	600	0	2011
BURLINGTON, MA*	1,250	0	1,250	0	1,250	0	2011
CHELMSFORD, MA*	715	0	0	715	715	43	2012

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
DANVERS, MA*	400	0	400	0	400	0	2011
DRACUT, MA*	450	0	450	0	450	0	2011
GARDNER, MA*	550	0	550	0	550	0	2011
LEOMINSTER, MA*	571	0	199	372	571	5	2012
LYNN, MA*	850	0	850	0	850	0	2011
LYNN, MA*	400	0	400	0	400	0	2011
MARLBOROUGH, MA*	550	0	550	0	550	0	2011
MELROSE, MA*	600	0	600	0	600	0	2011
METHUEN, MA*	650	0	650	0	650	0	2011
PEABODY, MA*	650	0	650	0	650	0	2011
PEABODY, MA*	550	0	550	0	550	0	2011
REVERE, MA*	1,300	0	1,300	0	1,300	0	2011
SALEM, MA*	600	0	600	0	600	0	2011
SHREWSBURY, MA*	450	0	450	0	450	0	2011
SHREWSBURY, MA*	400	0	400	0	400	0	2011
TEWKSBURY, MA*	1,200	0	1,200	0	1,200	0	2011
WAKEFIELD, MA*	900	0	900	0	900	0	2011
WESTBOROUGH, MA*	450	0	450	0	450	0	2011
WILMINGTON, MA*	1,300	0	1,300	0	1,300	0	2011
WILMINGTON, MA*	600	0	600	0	600	0	2011
WORCESTER, MA*	400	0	400	0	400	0	2011
WORCESTER, MA*	300	0	300	0	300	0	2011
WORCESTER, MA*	550	0	550	0	550	0	2011
WORCESTER, MA*	500	0	500	0	500	0	2011
AGAWAM, MA	210	63	136	137	273	108	1985
WESTFIELD, MA	290	70	188	172	360	105	1985
WEST ROXBURY, MA	490	68	319	239	558	125	1985
MAYNARD, MA	735	7	479	263	742	160	1985
GARDNER, MA	1,008	74	657	425	1,082	284	1985
STOUGHTON, MA	775	25	505	295	800	186	1985
ARLINGTON, MA	518	28	338	208	546	135	1985
METHUEN, MA	380	64	246	198	444	145	1985
BELMONT, MA	301	121	144	278	422	17	1985
RANDOLPH, MA	574	130	430	274	704	169	1985
ROCKLAND, MA	438	(129)	228	81	309	15	1985
WATERTOWN, MA	358	126	321	163	484	103	1985
WEYMOUTH, MA	643	(184)	362	97	459	3	1985
HINGHAM, MA	353	28	243	138	381	133	1989
ASHLAND, MA	607	6	395	218	613	133	1985
WOBURN, MA	508	295	508	295	803	183	1985
BELMONT, MA	390	29	254	165	419	110	1985
HYDE PARK, MA	499	28	322	205	527	136	1985
EVERETT, MA	270	191	270	191	461	133	1985
NORTH ATTLEBORO, MA	663	17	432	248	680	154	1985
WORCESTER, MA	498	108	322	284	606	176	1985
NEW BEDFORD, MA	522	18	340	200	540	127	1985
WORCESTER, MA	386	35	251	170	421	101	1985
WEBSTER, MA	1,012	140	659	493	1,152	276	1985
CLINTON, MA	587	48	382	253	635	170	1985
FOXBOROUGH, MA	427	16	325	118	443	118	1990
CLINTON, MA	386	84	251	219	470	165	1985
HYANNIS, MA	651	43	424	270	694	178	1985
HOLYOKE, MA	232	38	117	153	270	153	1985
NEWTON, MA	691	26	450	267	717	170	1985
FALMOUTH, MA	519	44	458	105	563	105	1988
METHUEN, MA	490	16	319	187	506	118	1985
ROCKLAND, MA	579	45	377	247	624	166	1985
FAIRHAVEN, MA	546	(267)	202	77	279	1	1985
BELLINGHAM, MA	734	73	476	331	807	228	1985
NEW BEDFORD, MA	482	96	293	285	578	222	1985
SEEKONK, MA	1,073	21	699	395	1,094	244	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
WALPOLE, MA	450	11	293	168	461	104	1985
NORTH ANDOVER, MA	394	32	256	170	426	115	1985
LOWELL, MA	361	84	201	244	445	244	1985
BILLERICA, MA	400	164	250	314	564	265	1986
CHATHAM, MA	275	16	175	116	291	116	1986
LEOMINSTER, MA	185	115	85	215	300	174	1986
LOWELL, MA	375	9	250	134	384	134	1986
METHUEN, MA	300	51	150	201	351	201	1986
ORLEANS, MA	260	23	185	98	283	98	1986
PEABODY, MA	400	41	275	166	441	166	1986
SALEM, MA	275	24	175	124	299	124	1986
WESTFORD, MA	275	28	175	128	303	128	1986
WOBURN, MA	350	46	200	196	396	196	1986
YARMOUTHPORT, MA	300	25	150	175	325	175	1986
AUBURN, MA	369	111	240	240	480	96	1991
BARRE, MA	536	9	348	197	545	79	1991
WORCESTER, MA	276	8	179	105	284	46	1992
BROCKTON, MA	276	194	179	291	470	232	1991
WORCESTER, MA	168	103	168	103	271	48	1991
FITCHBURG, MA	247	40	203	84	287	53	1991
FRANKLIN, MA	0	271	165	106	271	52	1988
WORCESTER, MA	343	8	223	128	351	54	1991
NORTHBOROUGH, MA	405	12	263	154	417	67	1993
WEST BOYLSTON, MA	312	29	203	138	341	71	1991
SOUTH YARMOUTH, MA	276	46	179	143	322	84	1991
STERLING, MA	476	2	309	169	478	67	1991
SUTTON, MA	714	132	464	382	846	124	1993
WORCESTER, MA	276	17	179	114	293	55	1991
UPTON, MA	428	26	279	175	454	83	1991
WESTBOROUGH, MA	312	21	203	130	333	63	1991
HARWICHPORT, MA	383	18	249	152	401	70	1991
WORCESTER, MA	547	11	356	202	558	84	1991
WORCESTER, MA	979	7	636	350	986	140	1991
FITCHBURG, MA	390	33	254	169	423	85	1992
LEICESTER, MA	267	220	174	313	487	221	1991
NORTH GRAFTON, MA	245	35	159	121	280	68	1991
OXFORD, MA	294	9	191	112	303	49	1993
WORCESTER, MA	285	44	185	144	329	83	1991
FITCHBURG, MA	142	219	93	268	361	198	1992
WORCESTER, MA	271	16	176	111	287	53	1991
FRAMINGHAM, MA	400	27	260	167	427	76	1991
JONESBORO, AR	2,985	0	330	2,655	2,985	634	2007
BELLFLOWER, CA	1,370	(1)	910	459	1,369	142	2007
BENICIA, CA	2,223	1	1,058	1,166	2,224	376	2007
COACHELLA, CA	2,235	0	1,217	1,018	2,235	306	2007
EL CAJON, CA	1,292	0	780	512	1,292	140	2007
FILLMORE, CA	1,354	0	950	404	1,354	124	2007
HESPERIA, CA	1,643	0	849	794	1,643	226	2007
LA PALMA, CA	1,972	(1)	1,389	582	1,971	176	2007
POWAY, CA	1,439	0	0	1,439	1,439	376	2007
SAN DIMAS, CA	1,941	0	749	1,192	1,941	311	2007
HALEIWA, HI*	1,522	0	1,058	464	1,522	176	2007
HONOLULU, HI*	1,539	0	1,219	320	1,539	95	2007
HONOLULU, HI*	1,769	0	1,192	577	1,769	158	2007
HONOLULU, HI*	1,070	0	981	89	1,070	41	2007
HONOLULU, HI*	9,211	0	8,194	1,017	9,211	288	2007
KANEOHE, HI*	1,978	(1)	1,473	504	1,977	155	2007
KANEOHE, HI*	1,364	0	822	542	1,364	173	2007
WAIANAE, HI*	1,997	0	871	1,126	1,997	310	2007
WAIANAE, HI*	1,520	0	648	872	1,520	239	2007
WAIPAHU, HI*	2,459	(1)	945	1,513	2,458	398	2007

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
COTTAGE HILLS, IL	249	0	26	223	249	79	2007
BALTIMORE, MD	2,259	0	722	1,537	2,259	413	2007
BALTIMORE, MD	802	0	0	802	802	231	2007
ELLICOTT CITY, MD	895	0	0	895	895	271	2007
KERNERSVILLE, NC	297	0	73	224	297	66	2007
KERNERSVILLE, NC	449	0	338	111	449	60	2007
MADISON, NC	395	1	46	350	396	109	2007
NEW BERN, NC	350	62	190	222	412	65	2007
WALKERTOWN, NC	315	0	315	0	315	0	2007
WALNUT COVE, NC	560	0	514	46	560	26	2007
WINSTON SALEM, NC	434	0	252	182	434	99	2007
BELFIELD, ND	1,232	0	382	850	1,232	425	2007
ALLENSTOWN, NH	1,787	0	467	1,320	1,787	394	2007
BEDFORD, NH	2,301	0	1,271	1,030	2,301	338	2007
HOOKSETT, NH	1,562	0	824	738	1,562	381	2007
AUSTIN, TX	2,368	0	738	1,630	2,368	430	2007
AUSTIN, TX	462	0	274	188	462	70	2007
AUSTIN, TX	3,510	1	1,595	1,916	3,511	511	2007
BEDFORD, TX	353	0	113	240	353	96	2007
FT WORTH, TX	2,115	0	866	1,249	2,115	372	2007
HARKER HEIGHTS, TX	2,052	(1)	588	1,463	2,051	634	2007
HOUSTON, TX	1,689	0	224	1,465	1,689	367	2007
KELLER, TX	2,507	0	996	1,511	2,507	423	2007
LEWISVILLE, TX	494	0	110	384	494	111	2008
MIDLOTHIAN, TX	429	0	72	357	429	122	2007
N RICHLAND HILLS, TX	314	1	126	189	315	59	2007
SAN MARCOS, TX	1,954	0	251	1,703	1,954	439	2007
TEMPLE, TX	2,406	(1)	1,215	1,190	2,405	341	2007
THE COLONY, TX	4,396	0	337	4,059	4,396	986	2007
WACO, TX	3,884	0	894	2,990	3,884	861	2007
BROOKLAND, AR	1,468	0	149	1,319	1,468	282	2007
JONESBORO, AR	869	(1)	173	695	868	156	2007
DERRY, NH	418	15	158	275	433	275	1987
PLAISTOW, NH	300	137	245	192	437	154	1987
SALEM, NH	743	20	484	279	763	174	1985
LONDONDERRY, NH	703	30	458	275	733	176	1985
ROCHESTER, NH	939	12	600	351	951	215	1985
EXETER, NH	113	224	65	272	337	143	1986
CANDIA, NH	130	210	80	260	340	236	1986
EPSOM, NH	220	44	155	109	264	107	1986
SALEM, NH	450	47	350	147	497	147	1986
CONCORD, NH*	675	0	675	0	675	0	2011
CONCORD, NH*	900	0	900	0	900	0	2011
DERRY, NH*	950	0	950	0	950	0	2011
DOVER, NH*	650	0	650	0	650	0	2011
DOVER, NH*	1,200	0	1,200	0	1,200	0	2011
DOVER, NH*	300	0	300	0	300	0	2011
GOFFSTOWN, NH*	1,737	0	697	1,040	1,737	65	2012
HOOKSETT, NH*	336	0	0	336	336	57	2011
KINGSTON, NH*	1,500	0	1,500	0	1,500	0	2011
LONDONDERRY, NH*	1,100	0	1,100	0	1,100	0	2011
MANCHESTER, NH*	550	0	550	0	550	0	2011
NASHUA, NH*	825	0	825	0	825	0	2011
NASHUA, NH*	750	0	750	0	750	0	2011
NASHUA, NH*	1,750	0	1,750	0	1,750	0	2011
NASHUA, NH*	500	0	500	0	500	0	2011
NASHUA, NH*	550	0	550	0	550	0	2011
NORTHWOOD, NH*	500	0	500	0	500	0	2011
PORTSMOUTH, NH*	525	0	525	0	525	0	2011
RAYMOND, NH*	550	0	550	0	550	0	2011
ROCHESTER, NH*	1,400	0	1,400	0	1,400	0	2011

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
ROCHESTER, NH*	1,600	0	1,600	0	1,600	0	2011
ROCHESTER, NH*	700	0	700	0	700	0	2011
MCAFEE, NJ	671	12	437	246	683	151	1985
HAMBURG, NJ	599	194	390	403	793	162	1985
LIVINGSTON, NJ	872	62	568	366	934	216	1985
TRENTON, NJ	374	25	243	156	399	90	1985
BAYONNE, NJ	342	(55)	87	200	287	0	1985
CRANFORD, NJ	343	97	222	218	440	109	1985
NUTLEY, NJ	0	658	329	329	658	82	1986
TRENTON, NJ	466	15	304	177	481	111	1985
WALL TOWNSHIP, NJ	336	56	121	271	392	271	1986
UNION, NJ	437	(117)	239	81	320	5	1985
CRANBURY, NJ	607	(88)	289	230	519	20	1985
HILLSIDE, NJ	225	32	150	107	257	107	1987
LONG BRANCH, NJ	514	30	335	209	544	131	1985
ELIZABETH, NJ	406	141	227	320	547	43	1985
BELLEVILLE, NJ	398	81	259	220	479	145	1985
PISCATAWAY, NJ	106	353	50	409	459	128	1993
NEPTUNE CITY, NJ	270	0	176	94	270	56	1985
BASKING RIDGE, NJ	362	60	200	222	422	139	1986
DEPTFORD, NJ	281	25	183	123	306	83	1985
CHERRY HILL, NJ	358	82	233	207	440	96	1985
SEWELL, NJ	552	34	356	230	586	138	1985
FLEMINGTON, NJ	547	17	346	218	564	137	1985
TRENTON, NJ	685	46	445	286	731	177	1985
LODI, NJ	0	350	232	118	350	1	1988
EAST ORANGE, NJ	422	(136)	161	125	286	0	1985
BELMAR, NJ	566	93	411	248	659	151	1985
SPRING LAKE, NJ	346	69	225	190	415	113	1985
HILLTOP, NJ	330	59	215	174	389	108	1985
FRANKLIN TWP., NJ	683	243	445	481	926	214	1985
MIDLAND PARK, NJ	201	183	150	234	384	75	1989
PATERSON, NJ	620	42	403	259	662	149	1985
OCEAN CITY, NJ	844	(297)	367	180	547	12	1985
HILLSBOROUGH, NJ	237	192	100	329	429	126	1985
PRINCETON, NJ	703	576	458	821	1,279	241	1985
NEPTUNE, NJ	456	(159)	234	63	297	2	1985
NEWARK, NJ	3,087	(237)	1,590	1,260	2,850	0	1985
OAKHURST, NJ	226	503	101	628	729	240	1985
BELLEVILLE, NJ	215	73	149	139	288	114	1986
PINE HILL, NJ	191	82	116	157	273	138	1986
ATCO, NJ	153	118	132	139	271	112	1987
SOMERVILLE, NJ	253	29	201	81	282	69	1987
CINNAMINSON, NJ	327	25	177	175	352	175	1987
RIDGEFIELD PARK, NJ	274	64	150	188	338	123	1997
BRICK, NJ	1,508	0	1,000	508	1,508	322	2000
LAKE HOPATCONG, NJ	1,305	0	800	505	1,305	364	2000
TRENTON, NJ	1,303	0	1,146	157	1,303	0	2012
BERGENFIELD, NJ	382	26	300	108	408	108	1990
SCOTCH PLAINS, NJ	331	45	215	161	376	89	1985
NUTLEY, NJ	434	58	283	209	492	139	1985
PLAINFIELD, NJ	470	72	306	236	542	150	1985
WATCHUNG, NJ	450	(186)	226	38	264	1	1985
GREEN VILLAGE, NJ	278	35	128	185	313	187	1985
IRVINGTON, NJ	410	55	267	198	465	140	1985
JERSEY CITY, NJ	438	62	218	282	500	21	1985
BLOOMFIELD, NJ	442	50	288	204	492	146	1985
DOVER, NJ	577	(174)	311	92	403	4	1985
PARLIN, NJ	418	(138)	203	77	280	3	1985
COLONIA, NJ	253	11	165	99	264	56	1985
NORTH BERGEN, NJ	630	123	410	343	753	235	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
WAYNE, NJ	490	295	319	466	785	162	1985
HASBROUCK HEIGHTS, NJ	640	324	416	548	964	187	1985
COLONIA, NJ	720	81	535	266	801	253	1985
RIDGEWOOD, NJ	703	80	458	325	783	187	1985
HAWTHORNE, NJ	245	52	160	137	297	70	1985
WAYNE, NJ	474	93	309	258	567	165	1985
WASHINGTON TWNSHP, NJ	912	64	594	382	976	234	1985
PARAMUS, NJ	382	31	249	164	413	100	1985
JERSEY CITY, NJ	402	(12)	124	266	390	7	1985
FORT LEE, NJ	1,246	39	811	474	1,285	299	1985
TRENTON, NJ	338	76	220	194	414	140	1985
BEVERLY, NJ	470	(160)	255	55	310	0	1985
WEST ORANGE, NJ	800	181	521	460	981	234	1985
ROCKVILLE CENTRE, NY	350	66	201	215	416	171	1985
GLENDALE, NY	369	35	236	168	404	116	1985
BELLAIRE, NY	330	37	215	152	367	106	1985
BAYSIDE, NY	245	225	160	310	470	240	1985
YONKERS, NY	153	108	77	184	261	115	1987
DOBBS FERRY, NY	671	75	434	312	746	198	1985
NORTH MERRICK, NY	510	117	332	295	627	207	1985
GREAT NECK, NY	500	24	450	74	524	74	1985
GLEN HEAD, NY	462	46	301	207	508	142	1985
GARDEN CITY, NY	362	14	236	140	376	88	1985
HEWLETT, NY	490	(87)	255	148	403	4	1985
EAST HILLS, NY	242	38	242	38	280	25	1986
LEVITTOWN, NY	503	42	327	218	545	147	1985
LEVITTOWN, NY	546	88	356	278	634	162	1985
ST. ALBANS, NY	330	127	215	242	457	175	1985
BROOKLYN, NY	627	56	408	275	683	182	1985
BROOKLYN, NY	477	74	306	245	551	174	1985
BAYSIDE, NY	470	289	306	453	759	346	1985
ELMONT, NY	360	91	224	227	451	152	1985
WHITE PLAINS, NY	259	96	165	190	355	127	1985
SCARSDALE, NY	257	171	123	305	428	28	1985
EASTCHESTER, NY	534	(154)	289	91	380	6	1985
NEW ROCHELLE, NY	338	83	220	201	421	125	1985
BROOKLYN, NY	422	88	275	235	510	172	1985
COMMACK, NY	321	26	209	138	347	93	1985
SAG HARBOR, NY	704	35	458	281	739	182	1985
EAST HAMPTON, NY	659	40	428	271	699	177	1985
MASTIC, NY	313	110	204	219	423	175	1985
BRONX, NY	390	54	251	193	444	134	1985
YONKERS, NY	1,020	104	665	459	1,124	297	1985
GLENVILLE, NY	344	114	220	238	458	173	1985
YONKERS, NY	203	82	144	141	285	120	1986
MINEOLA, NY	342	34	222	154	376	105	1985
ALBANY, NY	405	147	262	290	552	213	1985
LONG ISLAND CITY, NY	1,646	260	1,072	834	1,906	603	1985
RENSSELAER, NY	1,654	289	1,077	866	1,943	423	1985
RENSSELAER, NY	684	0	287	397	684	173	2004
PORT JEFFERSON, NY	387	62	246	203	449	147	1985
ROTTERDAM, NY	141	142	92	191	283	150	1985
OSSINING, NY	231	38	117	152	269	16	1985
ELLENVILLE, NY	233	95	152	176	328	124	1985
CHATHAM, NY	349	174	225	298	523	226	1985
SHRUB OAK, NY	1,061	239	691	609	1,300	312	1985
BROOKLYN, NY	237	21	154	104	258	71	1985
STATEN ISLAND, NY	301	77	196	182	378	138	1985
STATEN ISLAND, NY	358	36	230	164	394	113	1985
STATEN ISLAND, NY	350	44	228	166	394	117	1985
BRONX, NY	104	382	90	396	486	364	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
EAST MEADOW, NY	383	128	325	186	511	166	1986
STATEN ISLAND, NY	390	89	254	225	479	170	1985
MASSAPEQUA, NY	333	29	217	145	362	98	1985
TROY, NY	225	61	147	139	286	107	1985
BALDWIN, NY	291	47	151	187	338	119	1986
MIDDLETOWN, NY	751	33	489	295	784	189	1985
OCEANSIDE, NY	313	117	204	226	430	138	1985
NORTHPORT, NY	241	33	157	117	274	83	1985
BREWSTER, NY*	789	0	789	0	789	0	2011
BRONXVILLE, NY*	1,232	0	1,232	0	1,232	0	2011
CORTLAND MANOR, NY*	1,872	0	1,872	0	1,872	0	2011
DOBBS FERRY, NY*	1,345	0	1,345	0	1,345	0	2011
EASTCHESTER, NY*	1,724	0	1,724	0	1,724	0	2011
ELMSFORD, NY*	1,453	0	1,453	0	1,453	0	2011
GARNERVILLE, NY*	1,508	0	1,508	0	1,508	0	2011
HARTSDALE, NY*	1,626	0	1,626	0	1,626	0	2011
HAWTHORNE, NY*	2,084	0	2,084	0	2,084	0	2011
HOPEWELL JUNCTION, NY*	1,163	0	1,163	0	1,163	0	2011
HYDE PARK, NY*	990	0	990	0	990	0	2011
MAMARONECK, NY*	1,429	0	1,429	0	1,429	0	2011
MIDDLETOWN, NY*	1,281	0	1,281	0	1,281	0	2011
MILLWOOD, NY*	1,448	0	1,448	0	1,448	0	2011
MOUNT KISCO, NY*	1,907	0	1,907	0	1,907	0	2011
MOUNT VERNON, NY*	985	0	985	0	985	0	2011
CHESTER, NY*	1,158	0	1,158	0	1,158	0	2011
NEW PALTZ, NY*	971	0	971	0	971	0	2011
NEW ROCHELLE, NY*	1,887	0	1,887	0	1,887	0	2011
NEW WINDSOR, NY*	1,084	0	1,084	0	1,084	0	2011
NEWBURGH, NY*	527	0	527	0	527	0	2011
NEWBURGH, NY*	1,192	0	1,192	0	1,192	0	2011
PEEKSKILL, NY*	2,207	0	2,207	0	2,207	0	2011
PELHAM, NY*	1,035	0	1,035	0	1,035	0	2011
PORT CHESTER, NY*	1,015	0	1,015	0	1,015	0	2011
PORT CHESTER, NY*	941	0	0	941	941	111	2011
POUGHKEEPSIE, NY*	591	0	591	0	591	0	2011
POUGHKEEPSIE, NY*	1,020	0	1,020	0	1,020	0	2011
POUGHKEEPSIE, NY*	1,340	0	1,340	0	1,340	0	2011
POUGHKEEPSIE, NY*	1,306	0	1,306	0	1,306	0	2011
POUGHKEEPSIE, NY*	1,355	0	1,355	0	1,355	0	2011
POUGHKEEPSIE, NY*	1,232	0	1,232	0	1,232	0	2011
RYE, NY*	872	0	872	0	872	0	2011
SCARSDALE, NY*	1,301	0	1,301	0	1,301	0	2011
SPRING VALLEY, NY*	749	0	749	0	749	0	2011
TARRYTOWN, NY*	956	0	956	0	956	0	2011
THORNWOOD, NY*	1,389	0	0	1,389	1,389	144	2011
TUCHAHOE, NY*	1,650	0	1,650	0	1,650	0	2011
WAPPINGERS FALLS, NY*	452	0	0	452	452	81	2011
WAPPINGERS FALLS, NY*	1,488	0	1,488	0	1,488	0	2011
WARWICK, NY*	1,049	0	1,049	0	1,049	0	2011
WEST NYACK, NY*	936	0	936	0	936	0	2011
YONKERS, NY*	1,907	0	1,907	0	1,907	0	2011
YORKTOWN HEIGHTS, NY*	2,365	0	2,365	0	2,365	0	2011
FISHKILL, NY*	1,793	0	1,793	0	1,793	0	2011
MIDDLETOWN, NY*	719	0	719	0	719	0	2011
NANUET, NY*	2,316	0	2,316	0	2,316	0	2011
WHITE PLAINS, NY*	1,458	0	1,458	0	1,458	0	2011
KATONAH, NY*	1,084	0	1,084	0	1,084	0	2011
BALLSTON, NY	160	244	110	294	404	213	1986
BALLSTON SPA, NY	210	148	100	258	358	237	1986
COLONIE, NY	245	70	120	195	315	175	1986
DELMAR, NY	150	157	70	237	307	145	1986

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
HALFMOON, NY	415	(145)	197	73	270	0	1986
HANCOCK, NY	100	274	50	324	374	194	1986
LATHAM, NY	275	182	150	307	457	223	1986
MALTA, NY	190	123	65	248	313	220	1986
MILLERTON, NY	175	166	100	241	341	222	1986
NEW WINDSOR, NY	150	137	75	212	287	192	1986
NISKAYUNA, NY	425	35	275	185	460	185	1986
PLEASANT VALLEY, NY	398	158	240	316	556	264	1986
QUEENSBURY, NY	215	88	96	207	303	32	1986
ROTTERDAM, NY	132	166	0	298	298	283	1995
SCHENECTADY, NY	225	340	150	415	565	394	1986
WARRENSBURG, NY	115	186	69	232	301	39	1986
NEWBURGH, NY	431	60	150	341	491	311	1989
JERICHO, NY	0	370	0	370	370	232	1998
RHINEBECK, NY	204	191	102	293	395	48	2007
PORT EWEN, NY	657	(230)	162	265	427	0	2007
CATSKILL, NY	405	0	354	51	405	12	2007
HUDSON, NY	286	27	109	204	313	3	1989
BREWSTER, NY	303	75	143	235	378	208	1988
CAIRO, NY	192	181	47	326	373	294	1988
WEST TAGHKANIC, NY	203	386	122	467	589	173	1986
SAYVILLE, NY	345	27	300	72	372	29	1998
WANTAGH, NY	641	(1)	370	270	640	156	1998
CENTRAL ISLIP, NY	572	18	358	232	590	125	1998
FLUSHING, NY	516	22	320	218	538	114	1998
NORTH LINDENHURST, NY	295	31	192	134	326	83	1998
WYANDANCH, NY	415	(82)	262	71	333	5	1998
NEW ROCHELLE, NY	395	40	252	183	435	115	1998
FLORAL PARK, NY	617	93	356	354	710	178	1998
RIVERHEAD, NY	723	1	432	292	724	168	1998
BUFFALO, NY	312	1	151	162	313	97	2000
HAMBURG, NY	294	0	164	130	294	70	2000
LACKAWANNA, NY	250	97	130	217	347	84	2000
TONAWANDA, NY	264	31	211	84	295	52	2000
WEST SENECA, NY	257	56	184	129	313	43	2000
ALFRED STATION, NY	714	0	414	300	714	82	2006
AVOCA, NY	936	(1)	635	300	935	82	2006
BATAVIA, NY	684	0	364	320	684	87	2006
BYRON, NY	969	0	669	300	969	82	2006
CASTILE, NY	307	0	132	175	307	48	2006
CHURCHVILLE, NY	1,011	0	601	410	1,011	112	2006
EAST PEMBROKE, NY	787	0	537	250	787	68	2006
FRIENDSHIP, NY	393	0	43	350	393	96	2006
NAPLES, NY	1,257	0	827	430	1,257	118	2006
ROCHESTER, NY	559	0	159	400	559	109	2006
PERRY, NY	1,444	0	1,044	400	1,444	109	2006
PRATTSBURG, NY	553	0	303	250	553	68	2006
SAVONA, NY	1,314	0	964	350	1,314	96	2006
WARSAW, NY	990	0	690	300	990	82	2006
WELLSVILLE, NY	247	0	0	247	247	68	2006
ROCHESTER, NY	853	0	303	550	853	150	2006
LAKEVILLE, NY	1,028	0	203	825	1,028	248	2008
GREIGSVILLE, NY	1,018	0	203	815	1,018	243	2008
ROCHESTER, NY	595	0	305	290	595	64	2008
PHILADELPHIA, PA	237	25	154	108	262	74	1985
ALLENTOWN, PA	358	30	233	155	388	105	1985
NORRISTOWN, PA	241	29	157	113	270	70	1985
BRYN MAWR, PA	221	51	144	128	272	92	1985
CONSHOHOCKEN, PA	261	84	170	175	345	133	1985
PHILADELPHIA, PA	281	27	183	125	308	86	1985
HUNTINGDON VALLEY, PA	422	37	275	184	459	148	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
FEASTERVILLE, PA	510	107	332	285	617	213	1985
PHILADELPHIA, PA	289	49	188	150	338	109	1985
PHILADELPHIA, PA	406	133	264	275	539	216	1985
PHILADELPHIA, PA	418	50	272	196	468	131	1985
PHILADELPHIA, PA	370	93	241	222	463	165	1985
HATBORO, PA	285	189	186	288	474	141	1985
HAVERTOWN, PA	402	22	254	170	424	115	1985
MEDIA, PA	326	108	191	243	434	125	1985
PHILADELPHIA, PA	390	27	254	163	417	108	1985
PHILADELPHIA, PA	342	39	222	159	381	111	1985
ALDAN, PA	281	36	183	134	317	94	1985
BRISTOL, PA	431	82	280	233	513	173	1985
HAVERTOWN, PA	265	24	173	116	289	79	1985
HATBORO, PA	289	103	188	204	392	144	1985
CLIFTON HGTS., PA	428	(117)	217	94	311	6	1985
ALDAN, PA	434	17	283	168	451	107	1985
SHARON HILL, PA	411	40	267	184	451	126	1985
PHILADELPHIA, PA	370	136	241	265	506	213	1985
MORRISVILLE, PA	378	37	246	169	415	110	1985
PHILADELPHIA, PA	303	50	181	172	353	172	1985
PHOENIXVILLE, PA	384	(122)	205	57	262	3	1985
POTTSTOWN, PA	430	49	280	199	479	138	1985
QUAKERTOWN, PA	379	(125)	193	61	254	0	1985
SOUDERTON, PA	382	38	249	171	420	116	1985
LANSDALE, PA	244	210	244	210	454	143	1985
FURLONG, PA	175	151	175	151	326	113	1985
DOYLESTOWN, PA	406	105	264	247	511	123	1985
PENNDEL, PA	137	192	90	239	329	115	1988
NORRISTOWN, PA	175	128	175	128	303	82	1985
TRAPPE, PA	378	43	246	175	421	122	1985
READING, PA	750	49	0	799	799	798	1989
ELKINS PARK, PA	275	14	200	89	289	89	1990
NEW OXFORD, PA	1,045	(227)	19	799	818	708	1996
PHILADELPHIA, PA	1,252	0	814	438	1,252	61	2009
ALLISON PARK, PA	1,500	0	850	650	1,500	142	2010
NEW KENSINGTON	1,375	0	675	700	1,375	83	2010
NORTH KINGSTOWN, RI	212	84	89	207	296	161	1985
WARWICK, RI	377	36	206	207	413	207	1989
EAST PROVIDENCE, RI	2,297	569	1,496	1,370	2,866	966	1985
ASHAWAY, RI	619	0	402	217	619	71	2004
EAST PROVIDENCE, RI	310	33	202	141	343	97	1985
PAWTUCKET, RI	213	194	119	288	407	261	1986
WARWICK, RI	435	25	267	193	460	135	1985
CRANSTON, RI	466	17	304	179	483	110	1985
PAWTUCKET, RI	207	45	154	98	252	71	1985
BARRINGTON, RI	490	85	319	256	575	186	1985
WARWICK, RI	253	79	165	167	332	109	1985
N. PROVIDENCE, RI	542	62	353	251	604	175	1985
EAST PROVIDENCE, RI	487	12	317	182	499	151	1985
POTTSVILLE, PA	451	1	148	304	452	304	1990
LANCASTER, PA	209	53	78	184	262	158	1989
LANCASTER, PA	642	18	300	360	660	360	1989
HAMBURG, PA	219	76	130	165	295	165	1989
READING, PA	183	128	104	207	311	179	1989
EPHRATA, PA	209	87	30	266	296	206	1989
ROBESONIA, PA	226	103	70	259	329	256	1989
KENHORST, PA	143	125	65	203	268	176	1989
LEOLA, PA	263	102	131	234	365	147	1989
RED LION, PA	222	35	52	205	257	200	1989
HARRISBURG, PA	399	212	199	412	611	281	1989
ADAMSTOWN, PA	213	168	100	281	381	231	1989

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total
LANCASTER, PA	309	4	104	209	313	209	1989
NEW HOLLAND, PA	313	12	143	182	325	182	1989
LAURELDALE, PA	262	16	87	191	278	191	1989
REIFFTON, PA	338	5	43	300	343	300	1989
MOHNTON, PA	317	11	66	262	328	262	1989
CRESTLINE, OH	1,202	0	285	917	1,202	193	2008
MANSFIELD, OH	921	1	332	590	922	117	2008
MANSFIELD, OH	1,950	0	700	1,250	1,950	231	2009
MONROEVILLE, OH	2,580	0	485	2,095	2,580	351	2009
RICHMOND, VA	121	210	0	331	331	311	1990
CHESAPEAKE, VA	780	(163)	398	219	617	14	1990
PORTSMOUTH, VA	562	54	222	394	616	367	1990
NORFOLK, VA	535	6	311	230	541	230	1990
ASHLAND, VA	840	0	840	0	840	0	2005
FARMVILLE, VA	1,227	0	622	605	1,227	188	2005
FREDERICKSBURG, VA	1,279	0	469	810	1,279	251	2005
FREDERICKSBURG, VA	1,716	0	996	720	1,716	223	2005
FREDERICKSBURG, VA	1,289	0	798	491	1,289	169	2005
FREDERICKSBURG, VA	3,623	0	2,828	795	3,623	246	2005
GLEN ALLEN, VA	1,037	0	412	625	1,037	194	2005
GLEN ALLEN, VA	1,077	0	322	755	1,077	234	2005
KING GEORGE, VA	294	0	294	0	294	0	2005
KING WILLIAM, VA	1,688	0	1,068	620	1,688	192	2005
MECHANICSVILLE, VA	1,125	0	505	620	1,125	192	2005
MECHANICSVILLE, VA	903	0	273	630	903	195	2005
MECHANICSVILLE, VA	1,476	0	876	600	1,476	186	2005
MECHANICSVILLE, VA	957	0	324	633	957	230	2005
MECHANICSVILLE, VA	1,677	0	1,157	520	1,677	161	2005
MECHANICSVILLE, VA	1,043	0	223	820	1,043	254	2005
MONTPELIER, VA	2,481	0	1,726	755	2,481	234	2005
PETERSBURG, VA	1,441	0	816	625	1,441	194	2005
RICHMOND, VA	1,132	0	547	585	1,132	181	2005
RUTHER GLEN, VA	466	0	31	435	466	135	2005
SANDSTON, VA	722	0	102	620	722	192	2005
SPOTSYLVANIA, VA	1,290	0	490	800	1,290	248	2005
CHESAPEAKE, VA	1,004	39	385	658	1,043	631	1990
BENNINGTON, VT	309	(24)	181	104	285	21	1985
JACKSONVILLE, FL	560	(1)	296	263	559	141	2000
JACKSONVILLE, FL	486	(1)	388	97	485	52	2000
JACKSONVILLE, FL	545	0	256	289	545	155	2000
ORLANDO, FL	868	(1)	401	466	867	250	2000
Miscellaneous	39,552	7,236	18,824	27,964	46,788	20,854	various

	$515,325	$46,991	$336,223	$226,093	$562,316	$116,768

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

(3)	The aggregate cost for federal income tax purposes was approximately $546,959,000 at December 31, 2012.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2012

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)		Prior Liens	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	S. Weymouth, MA	9.0%	3/2031	P & I		—	$233
Borrower B	Seller financing	Horsham, PA	10.0%	7/2024	P & I		—	188
Borrower C	Seller financing	Green Island, NY	11.0%	8/2018	P & I		—	205
Borrower D	Seller financing	Uniondale, NY	10.0%	3/2015	P & I		—	55
Borrower E	Seller financing	Concord, NH	9.5%	8/2028	P & I		—	191
Borrower F	Seller financing	Irvington, NJ	10.0%	12/2019	P & I		—	239
Borrower G	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I		—	508
Borrower H	Seller financing	Wantagh, NY	9.0%	5/2032	P & I		—	450
Borrower I	Seller financing	Fullerton Hts, MD	9.0%	5/2019	P & I		—	212
Borrower J	Seller financing	Ipswich, MA	9.5%	6/2019	P & I		—	198
Borrower K	Seller financing	Springfield, MA	9.0%	7/2019	P & I		—	130
Borrower L	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I		—	199
Borrower M	Seller financing	Manchester, NH	9.5%	9/2019	P & I		—	224
Borrower N	Seller financing	Union City, NJ	9.0%	9/2019	P & I		—	798
Borrower O	Seller financing	Worcester, MA	9.0%	10/2019	P & I		—	324
Borrower P	Seller financing	Dover, PA	9.0%	11/2017	P & I		—	209
Borrower Q	Seller financing	Neffsville, PA	9.0%	12/2017	P & I		—	480
Borrower R	Seller financing	Bronx, NY	9.0%	12/2019	P & I		—	240
Borrower S	Seller financing	Seaford, NY	9.0%	1/2020	P & I		—	487
Borrower T	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I		—	306
Borrower U	Seller financing	Clifton, NJ	9.0%	1/2020	P & I		—	284

								6,160
Note receivable	Purchase/leaseback	Various-NY	9.5%	1/2021	I	(b)		16,173

Total(c)								$22,333

(a)	P & I = Principal and interest paid monthly
(b)	I = Interest only paid monthly with annual principal payments due in ten equal installments
(c)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis. None of our loans were in default as of December 31, 2012 for nonpayment of interest only or principal and interest. We have not recognized any impairment charges related to our loans. The summarized changes in the carrying amount of mortgage loans are as follows:

	2012	2011	2010
Balance at January 1,	$18,638	$1,274	$1,432
Additions:
New Mortgage Loans	4,568	19,468	0

Deductions:
Loan repayments	(300)	(107)	(8)
Collection of principal	(573)	(1,997)	(150)

Balance at December 31,	$22,333	$18,638	$1,274

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)

By:	/S/ THOMAS J. STIRNWEIS
Thomas J. Stirnweis,
Vice President and Chief Financial Officer
March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ DAVID B. DRISCOLL	By:	/S/ THOMAS J. STIRNWEIS
	David B. Driscoll President, Chief Executive Officer and Director (Principal Executive Officer) March 18, 2013		Thomas J. Stirnweis Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 18, 2013

By:	/S/ LEO LIEBOWITZ	By:	/S/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 18, 2013		Philip E. Coviello Director March 18, 2013

By:	/S/ MILTON COOPER	By:	/S/ RICHARD E. MONTAG
	Milton Cooper Director March 18, 2013		Richard E. Montag Director March 18, 2013

By:	/S/ HOWARD SAFENOWITZ
Howard Safenowitz Director March 18, 2013

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2012

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

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	(a)

10.2*	1998 Stock Option Plan, effective as of January 30,1998.

Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

10.4*

Amended and Restated Supplemental

Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.5*	Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change in control.	Filed as Exhibit 10.7 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.9*	Amendment dated December 31, 2008 to Letter Agreement dated June 12, 2001 by and between Getty Realty Corp. and Thomas J. Stirnweis regarding compensation upon change of control. (See Exhibit 10.7).	Filed as Exhibit 10.20 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed April, 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.11

Stipulation and order Deferring Rents Owing to Getty Properties, Establishing Procedures for the Administration of the Chapter 11 Cases, Extending the Time for the Debtors to Assume or Reject the Master Lease and Other Matters.

Filed as Exhibit 99.2 to Company’s Current Report on Form 8-K filed March 9, 2012 (File No. 001-13777) and incorporated herein by reference.

10.12	Letter Agreement dated October 3, 2012 by and between Getty Properties Corp. and The Getty Petroleum Liquidating Trust.	(a)

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

101.INS	XBRL Instance Document	(c)

101.SCH	XBRL Taxonomy Extension Schema	(c)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(c)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(c)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(c)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(c)

(a)	Filed herewith
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