Form 10-Q
period 2013-03-31
GETTY REALTY CORP /MD/
filed 2013-05-10
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

Registrant had outstanding 33,396,880 shares of Common Stock, par value $.01 per share, as of May 10, 2013.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Real Estate:
Land	$307,753	$318,814
Buildings and improvements	191,497	208,325

	499,250	527,139
Less — accumulated depreciation and amortization	(98,313)	(106,931)

Real estate held for use, net	400,937	420,208
Real estate held for sale, net	31,570	25,340

Real estate, net	432,507	445,548
Net investment in direct financing leases	91,685	91,904
Deferred rent receivable	15,028	12,448
Cash and cash equivalents	18,726	16,876
Notes, mortgages and accounts receivable, (net of allowance of $23,471 at March 31, 2013 and $25,371 at December 31, 2012)	44,173	41,865
Prepaid expenses and other assets	48,836	31,940

Total assets	$650,955	$640,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$71,900	$150,290
Term loans	100,000	22,030
Environmental remediation obligations	45,728	46,150
Dividends payable	6,738	4,202
Accounts payable and accrued liabilities	49,928	45,160

Total liabilities	274,294	267,832

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,396,790 at March 31, 2013 and 33,396,720 at December 31, 2012	334	334
Paid-in capital	461,726	461,426
Dividends paid in excess of earnings	(85,399)	(89,011)

Total shareholders’ equity	376,661	372,749

Total liabilities and shareholders’ equity	$650,955	$640,581

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Revenues from rental properties	$23,009	$26,908
Interest on notes and mortgages receivable	798	681

Total revenues	23,807	27,589

Operating expenses:
Rental property expenses	7,959	6,195
Impairment charges	472	274
Environmental expenses	1,115	615
General and administrative expenses	3,467	10,766
Depreciation and amortization expense	2,293	2,991

Total operating expenses	15,306	20,841

Operating income	8,501	6,748
Other income, net	35	295
Interest expense	(2,894)	(1,483)

Earnings from continuing operations	5,642	5,560
Discontinued operations:
Earnings (loss) from operating activities	(3,724)	392
Gains on dispositions of real estate	8,432	533

Earnings from discontinued operations	4,708	925

Net earnings	$10,350	$6,485

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.17	$0.17
Earnings from discontinued operations	$0.14	$0.03
Net earnings	$0.31	$0.19
Weighted-average shares outstanding:
Basic	33,397	33,394
Stock options	—	—

Diluted	33,397	33,394

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$10,350	$6,485
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	2,643	3,987
Impairment charges	3,984	363
Gains on dispositions of real estate	(8,432)	(533)
Deferred rent receivable, net of allowance	(2,580)	(507)
Allowance (credit) for deferred rent and accounts receivable	(1,831)	10,220
Other	1,847	1,259
Changes in assets and liabilities:
Accounts receivable, net	1,347	(7,397)
Prepaid expenses and other assets	(102)	(1,744)
Environmental remediation obligations	(1,966)	(927)
Accounts payable and accrued liabilities	1,339	(2,949)

Net cash flow provided by operating activities	6,599	8,257

Cash flows from investing activities:
Property acquisitions and capital expenditures	(197)	(716)
Proceeds from dispositions of real estate	15,461	624
Increase in cash held for property acquisitions	(12,786)	(572)
Issuance of notes, mortgages and other receivables	(1,773)	—
Collection of notes and mortgages receivable	1,726	633
Other	219	—

Net cash flow provided by (used in) investing activities	2,650	(31)

Cash flows from financing activities:
Borrowings under credit agreements	71,900	4,000
Repayments under credit agreements	(150,290)	—
Borrowings under term loan agreement	100,000	—
Repayments under term loan agreement	(22,030)	(195)
Payments of cash dividends	(4,202)	—
Payments of loan origination costs	(2,769)	(3,642)
Other	(8)	—

Net cash flow provided by (used in) financing activities	(7,399)	163

Net increase in cash and cash equivalents	1,850	8,389
Cash and cash equivalents at beginning of period	16,876	7,698

Cash and cash equivalents at end of period	$18,726	$16,087

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$1,655	$1,038
Income taxes paid, net	297	71
Environmental remediation obligations	1,615	415
Non-cash transactions:
Issuance of mortgages related to property dispositions	1,777	—

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

Basis of Presentation: The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries. We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates, Judgments and Assumptions: The financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, net investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, environmental remediation obligations, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. Application of these estimates and assumptions requires exercise of judgment as to future uncertainties, and as a result, actual results could differ materially from these estimates.

Subsequent events: We evaluated subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”-inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis. We have a receivable of $4,745,000 and $2,972,000 as of March 31, 2013 and December 31, 2012, respectively, that is measured at fair value on a recurring basis using Level 3 inputs. The fair value of the receivable increased by $1,773,000 due to additional advances made during the quarter ended March 31, 2013. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amount ultimately received from this receivable may vary significantly from our estimate. We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2013 and December 31, 2012 of $8,138,000 and $4,967,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of March 31, 2013 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$4,745	$4,745
Mutual funds	$3,219	$—	$—	$3,219
Liabilities:
Deferred Compensation	$3,219	$—	$—	$3,219

The following summarizes as of December 31, 2012 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$2,972	$2,972
Mutual funds	$3,013	$—	$—	$3,013
Liabilities:
Deferred Compensation	$3,013	$—	$—	$3,013

Discontinued Operations: We report as discontinued operations 152 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. Discontinued operations, including gains and losses, impairment charges and the operating results for properties disposed of in 2013 and 2012 and impairment charges and operating results of properties classified as held for sale, are included in a separate component of income on the consolidated statements of operations. The operating results and impairment charges of such properties for the quarter ended 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. The properties currently being marketed for sale have a net carrying value aggregating $31,570,000 and are included in real estate held for sale, net in our consolidated balance sheets.

The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Quarters ended March 31,
(in thousands)	2013	2012
Revenues from rental properties	$669	$4,319
Impairment charges	(3,512)	(89)
Other operating expenses	(881)	(3,838)

Earnings (loss) from operating activities	(3,724)	392
Gains on dispositions of real estate	8,432	533

Earnings from discontinued operations	$4,708	$925

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

We recorded non-cash impairment charges aggregating $3,984,000 and $363,000 for the quarters ended March 31, 2013 and March 31, 2012, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeded the projected undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the quarters ended March 31, 2013 and March 31, 2012 were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Unaudited, Interim Financial Statements: The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012.

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2009, 2010 and 2011, and tax returns which will be filed for the years ended 2012 and 2013 remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of March 31, 2013 or December 31, 2012.

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

	Three months ended March 31,
(in thousands)	2013	2012
Earnings from continuing operations	$5,642	$5,560
Less dividend equivalents attributable to restricted stock units outstanding	(59)	—

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	5,583	5,560
Discontinued operations	4,708	925

Net earnings attributable to common shareholders used for basic earnings per share calculation	$10,291	$6,485

Weighted-average number of common shares outstanding:
Basic	33,397	33,394
Stock options	—	—

Diluted	33,397	33,394

Restricted stock units outstanding at the end of the period	296	219

2. LEASES

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. As of March 31, 2013, approximately 50 of our properties are leased for uses such as quick serve restaurants, automobile sales and other retail purposes, including approximately 20 properties previously subject to the Master Lease with Marketing (both defined below) which are currently held for sale and which have temporary occupancies. Our 1,026 properties are located in 21 states across the United States with concentrations in the Northeast and Mid-Atlantic regions.

Approximately 660 of the properties we own or lease as of March 31, 2013 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court effective April 30, 2012. In accordance with GAAP, we recognize in revenue from rental properties in our consolidated statements of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provide bad debt reserves included in general and administrative expenses and in earnings (loss) from discontinued operations in our consolidated statements of operations for our estimate of uncollectible amounts due from Marketing. We provided net bad debt reserves related to uncollected rent and real estate taxes due from Marketing of $10,016,000 for the quarter ended March 31, 2012. We reversed $2,113,000 of previously provided reserves in the quarter ended March 31, 2013 as a result of receiving cash from a partial liquidation of the Marketing Estate (as defined below). We have provided bad debt reserves, net of reversals, aggregating $20,669,000 for outstanding rent and real estate tax obligations due from Marketing as of March 31, 2013, substantially all of which remain unpaid as of the filing of this Quarterly Report on Form 10-Q. (See note 3 for additional information regarding Marketing and the Master Lease.)

As a result of Marketing’s bankruptcy filing and Marketing’s rejection of the Master Lease, we commenced a process to reposition the portfolio of properties that were subject to the Master Lease after the properties became available to us free of Marketing’s tenancy. As a result of that process, as of March 31, 2013, we have entered into long-term triple-net leases with petroleum distributors for ten separate property portfolios comprising 443 properties in the aggregate and month-to-month license agreements with occupants of approximately 155 properties (substantially all of whom were Marketing’s former sub-tenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Certain of the month-to-month license agreements require the operators to sell fuel provided by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. We have also entered into additional month-to-month license agreements at approximately 20 properties which have had their underground storage tanks removed and are being used for various retail uses other than as a gas station. These properties are currently marketed for sale. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses including real estate taxes. Approximately 40 properties previously subject to the Master Lease are currently vacant, the majority of which have had their underground storage tanks removed and are being marketed for sale.

The long-term triple-net leases with petroleum distributors for the ten separate property portfolios comprising 443 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold. As triple-net lessees, the tenants are required to pay all amounts pertaining to the properties subject to the leases, including taxes, assessments, licenses and permit fees, charges for public utilities and all other governmental charges. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which is related to the replacement of underground storage tanks that are the property our tenants. In certain of our new leases, we have committed to co-invest up to $14,080,000 with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases. As part of certain triple-net leases whose term commenced through March 31, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $11,955,000 of asset retirement obligations and $10,173,000 of net asset retirement costs related to USTs from our balance sheet through March 31, 2013. The net amount of $1,782,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $3,472,000 of lease origination costs through March 31, 2013, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases.

Revenues from rental properties included in continuing operations for the quarters ended March 31, 2013 and 2012 were $23,009,000 and $26,908,000, respectively. Revenues from rental properties included in continuing operations for the quarter ended March 31, 2012 includes $13,717,000, contractually due or received from Marketing under the Master Lease prior to its rejection on April 30, 2012. Revenues from rental properties and rental property expenses included in continuing operations included $3,440,000 and $4,447,000 for the quarters ended March 31, 2013 and 2012, respectively, for real estate taxes paid by us which were reimbursable by tenants. Revenues from rental properties included in continuing operations for the quarter ended March 31, 2013 also include a net loss of $634,000 for amounts realized under interim fuel supply agreements.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $2,383,000 and $634,000 for the quarters ended March 31, 2013 and 2012, respectively.

The components of the $91,685,000 net investment in direct financing leases as of March 31, 2013, are minimum lease payments receivable of $201,129,000 plus unguaranteed estimated residual value of $11,991,000 less unearned income of $121,435,000.

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline stations and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. On May 1, 2012, as part of the repositioning of the portfolio of properties previously leased to Marketing, we entered into a triple-net lease for 84 properties with NECG Holdings Corp. (“NECG”), a subsidiary of Chestnut Petroleum Dist. Inc., and an affiliate of CPD NY. We receive a significant portion of our revenues from CPD NY and NECG.

The selected combined unaudited financial data of CPD NY and NECG, which has been prepared by Chestnut Petroleum Dist. Inc’s management, is provided below.

(in thousands)

Operating Data:

	Three months ended March 31,
	2013	2012
Total revenue	$119,945	$106,655
Gross profit	8,840	7,543
Net income (loss)	(162)	68

Balance Sheet Data:

	March 31, 2013	December 31, 2012
Current assets	$13,506	$9,529
Noncurrent assets	25,083	21,326
Current liabilities	9,696	4,800
Noncurrent liabilities	19,456	21,624

3. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

MARKETING AND THE MASTER LEASE

On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, in addition to our other pre-petition and post-petition claims, we are entitled to recover an administrative claim capped at $10,500,000 for the partial payment of fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us effective April 30, 2012 (the “Administrative Claim”). Our Administrative Claim has priority over the claims of other creditors and certain of our other claims. As of the date of this filing on Form 10-Q, the outstanding unpaid principal amount of our Administrative Claim is $6,360,000.

The Bankruptcy Court has appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs. We received distributions from the Marketing Estate reducing our Administrative Claim by $1,792,000 in the first quarter of 2013 and by $3,140,000 in the aggregate through March 31, 2013. As a result, in the first quarter of 2013, we reversed portions of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any additional claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserts, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserts that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. The Liquidating Trustee is pursuing these claims for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee will obtain a favorable judgment or there will be a settlement with the defendants, and therefore it is possible that we may ultimately recover a portion of our claims against Marketing, including our Administrative Claim, which has priority over most other creditors’ claims, and our additional pre-petition and post-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6,425,000 to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). This agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. It is possible that we may agree to advance amounts in excess of $6,425,000. We advanced $1,773,000 in the first quarter of 2013 and $3,445,000 in the aggregate through March 31, 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1,300,000 of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the agreement, we have recorded a receivable of $4,745,000 as of March 31, 2013, which includes amounts advanced and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. A portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will be repaid any amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred.

We have elected to account for the advances, accrued interest and litigation reimbursements due us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of the Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement are within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs include the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil Americas Corporation. We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller. Accordingly, we believe that a market participant would likely purchase our rights from us for approximately the amounts currently due us under the terms of the Litigation Funding Agreement.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for the Marketing Environmental Liabilities and commenced funding remediation activities during the second quarter of 2012 related to such accruals. We do not expect to be reimbursed by Marketing for any such remediation activities except as a result of realizing proceeds from the Lukoil Complaint. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We incurred $325,000 of lease origination costs in the first quarter of 2013 and $3,472,000 in the aggregate through March 31, 2013, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to these properties for vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest as much as $14,080,000 with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing.

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

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we are not repaid the amounts we advanced pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred; if our actual expenditures for the Marketing Environmental Liabilities are greater than the amounts accrued, if we incur significant costs and operating expenses relating to the properties comprising the Master Lease portfolio; if the repositioning of the properties comprising the Master Lease portfolio leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting the properties comprising the Master Lease portfolio requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell the properties comprising the Master Lease portfolio at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2013 and December 31, 2012, we had accrued $3,798,000 and $3,615,000 respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

As of March 31, 2013 and December 31, 2012, we maintained a litigation reserve representing our best estimate of loss relating to the remaining MTBE case in an amount which we believe was appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification and the aggregate possible amount of damages for which we may be held liable.

4. CREDIT AGREEMENT AND TERM LOAN AGREEMENT

As of December 31, 2012, we were a party to a $175,000,000 amended and restated senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and a $25,000,000 amended term loan agreement with TD Bank, both of which were scheduled to mature in March 2013. As of December 31, 2012, borrowings under the credit agreement were $150,290,000 bearing interest at a rate of 3.25% per annum and borrowings under the term loan agreement were $22,030,000 bearing interest at a rate of 3.50% per annum. Loan origination costs incurred in March 2012 of $4,144,000 were amortized over the one year extended term of these debt agreements. On February 25, 2013, the borrowings then outstanding under such credit agreement and term loan agreement were repaid with cash on hand and proceeds of the Credit Agreement and the Prudential Loan Agreement (both defined below).

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

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

Due to the near-term maturity of our outstanding debt as of December 31, 2012, the carrying value of the borrowings outstanding as of December 31, 2012 approximated fair value. As of March 31, 2013, the carrying value of the borrowings outstanding under the Credit Agreement and the Prudential Loan Agreement approximated fair value. The fair value of the projected average borrowings outstanding under our revolving credit agreements and the borrowings outstanding under our term loan agreements were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable Level 3 inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

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

For our triple-net leases, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of certain triple-net leases whose term commenced through March 31, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through March 31, 2013, we removed $11,955,000 of asset retirement obligations and $10,173,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $1,782,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of March 31, 2013 and December 31, 2012, we had accrued $45,728,000 and $46,150,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $627,000 and $774,000 of net accretion expense was recorded for the quarters ended March 31, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the quarters ended March 31, 2013 and 2012, we recorded credits aggregating $352,000 and $512,000, respectively, to environmental expenses where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the quarters ended March 31, 2013 and 2012, we increased the carrying value of certain of our properties by $1,840,000 and $1,459,000, respectively, due to increases in estimated remediation costs. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the quarters ended March 31, 2013 and 2012 include $778,000 and $1,809,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $20,981,000 and $23,549,000 as of March 31, 2013 and December 31, 2012, respectively.

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

6. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2013 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2012	33,396,720	$334	$461,426	$(89,011)	$372,749
Net earnings				10,350	10,350
Dividends				(6,738)	(6,738)
Stock-based employee compensation expense	70		300		300

Balance, March 31, 2013	33,396,790	$334	$461,726	$(85,399)	$376,661

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2013 or December 31, 2012.

7. SUBSEQUENT EVENT

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. The acquisition was financed with $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand. As of the date of the filing of this Quarterly Report on Form 10-Q, we are currently completing our valuations of the assets and liabilities acquired to finalize the accounting for this acquisition. This transaction had no impact in our operating results for the quarter ended March 31, 2013 or our financial position as of March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2012, and “Part I, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience stores properties. As of March 31, 2013, we owned 894 properties and leased 132 properties from third parties. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and to a lesser extent to individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. In those instances where we determine that the best use for a property is no longer as a gas station, we will seek an alternative tenant or buyer for the property. As of March 31, 2013, approximately 50 of our properties are leased for uses such as quick serve restaurants, automobile sales and other retail purposes, including approximately 20 properties previously subject to the Master Lease with Marketing which are currently held for sale and which have temporary occupancies. (For additional information regarding our real estate business and our properties, see “Part I, Item 1. Business — Real Estate Business” and “Part I, Item 2. Properties”, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Repositioning the Marketing Portfolio

Approximately 660 of the properties we own or lease as of March 31, 2013 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S.

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

•

Remaining Operating Properties. Approximately 155 properties previously leased to Marketing and operating as gas stations are subject to month-to-month license agreements and may be subject to interim fuel supply arrangements. We receive monthly occupancy payments directly from the licensee-operators while we remain responsible for certain costs associated with the properties. These month-to-month license agreements allow the licensees to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities, and may require the licensee-operators to sell fuel provided by Global Partners, with whom we have contracted for interim fuel supply. Under our agreement with Global, Global is the supplier of fuel to these licensee operators and is required to pay us a fee based in part on gallons sold and we pay to Global a monthly administrative service fee. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we are responsible for the payment of certain environmental compliance costs and property operating expenses including maintenance and real estate taxes.

We intend to reposition these properties in order to maximize their value to us taking into account each property’s intermediate and long-term investment requirements and potential. In April 2013, we listed approximately 90 of these remaining operating properties for sale. In accordance with GAAP, these properties have met the criteria to be classified as held for sale. We expect that we may sell or lease the remaining properties, either individually or in small portfolios. We also may make investments in certain of these properties in anticipation of leasing them or by contributing to capital expenditures required to be made by our tenants. We cannot predict the timing or the terms of any future sales or leases.

•

Property Dispositions. For the year ended December 31, 2012 we sold, for $15.4 million in aggregate, 54 properties previously leased to Marketing which had their underground storage tanks removed by Marketing. As of the date of this Quarterly Report on Form 10-Q, in 2013, we have sold an additional 68 properties for $21.7 million in the aggregate, including one terminal. We continue a process of selling substantially all of the remaining properties with underground storage tanks removed and eight terminals we own; however, the timing of pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future sales or leases. In accordance with GAAP, substantially all of these properties have met the criteria to be classified as held for sale.

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

We will continue to pay operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to the properties (“Property Expenditures”), until we sell or lease on a triple-net basis properties that are not currently subject to triple-net leases. In addition, we will continue to pay certain environmental related liabilities and expenses which Marketing was responsible to pay for (the “Marketing Environmental Liabilities”). Subject to various site-specific factors, we expect to continue to pay for varying types of Property Expenditures, and capital improvements, including replacing underground storage tanks and related equipment or other renovations (“Capital Improvements”), and Marketing Environmental Liabilities over a period of years relating to the properties previously subject to the Master Lease. In addition, we increased our number of tenants significantly and are performing property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. Costs involved with re-letting or repositioning properties formerly leased to Marketing and pursuit of our claims in connection with Marketing’s bankruptcy continue to result in transitional increases to our 2013 operating expenses. We incurred significant costs associated with Marketing’s bankruptcy, including legal and litigation expenses, of which $1.4 million and $0.9 million are included in general and administrative expense for the quarters ended March 31, 2013 and 2012, respectively. We expect certain costs, including repositioning costs and legal and litigation costs, to remain elevated in 2013.

We, or our tenants, commenced eviction proceedings in 2012 involving approximately 40 of our properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Marketing and the Master Lease

As described above, on December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On March 7, 2012, we entered into a stipulation with Marketing and with the Official Committee of Unsecured Creditors in the Bankruptcy proceedings (the “Creditors Committee”), which was approved and made an Order by the Bankruptcy Court on April 2, 2012 (the “Stipulation”). Pursuant to the terms of the Stipulation, in addition to our other pre-petition and post-petition claims, we are entitled to recover an administrative claim capped at $10.5 million for the partial payment of fixed rent and performance of other obligations due from Marketing under the Master Lease from December 5, 2011 until possession of the properties subject to the Master Lease was returned to us effective April 30, 2012 (the “Administrative Claim”). Our Administrative Claim has priority over the claims of other creditors and certain of our other claims. As of the date of this filing on Form 10-Q, the outstanding unpaid principal amount of our Administrative Claim is $6.4 million.

The Bankruptcy Court has appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs. We received distributions from the Marketing Estate reducing our Administrative Claim of $1.8 million in the first quarter of 2013 and $3.1 million in the aggregate through March 31, 2013. As a result, in the first quarter of 2013, we reversed portions of our bad debt reserve for uncollectible amounts due from Marketing and reduced bad debt expense included in general and administrative expenses on our consolidated statement of income. We cannot provide any assurance that we will ultimately collect any additional claims against or unpaid amounts due from the Marketing Estate pursuant to the Plan of Liquidation, or otherwise.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserts, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserts that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. The Liquidating Trustee is pursuing these claims for the benefit of the Marketing Estate. It is possible that the Liquidating Trustee will obtain a favorable judgment or there will be a settlement with the defendants, and therefore it is possible that we may ultimately recover a portion of our claims against Marketing, including our Administrative Claim, which has priority over most other creditors’ claims, and our additional pre-petition and post-petition claims.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.4 million to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). This agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. It is possible that we may agree to advance amounts in excess of $6.4 million. We advanced $1.8 million in the first quarter of 2013 and $3.4 million in the aggregate through March 31, 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the agreement, we have recorded a receivable of $4.7 million as of March 31, 2013, which includes amounts advanced and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. A portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will be repaid any amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for the Marketing Environmental Liabilities and commenced funding remediation activities during the second quarter of 2012 related to such accruals. We do not expect to be reimbursed by Marketing for any such remediation activities except as a result of realizing proceeds from the Lukoil Complaint. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We incurred $0.3 million of lease origination costs in the first quarter of 2013 and $3.5 million through March 31, 2013, which deferred expense is recognized on a straight-line basis as a reduction of revenues from rental properties over the terms of the various leases. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to these properties for vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest as much as $14.1 million with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing.

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

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we are not repaid the amounts we advance pursuant to the Litigation Funding Agreement or the reimbursable legal fees we have incurred; if our actual expenditures for the Marketing Environmental Liabilities are greater than the amounts accrued, if we incur significant costs and operating expenses relating to the properties comprising the Master Lease portfolio; if the repositioning of the properties comprising the Master Lease portfolio leads to a protracted and expensive process for taking control and or re-letting our properties; if re-letting the properties comprising the Master Lease portfolio requires significant management attention that would otherwise be devoted to our ongoing business; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell the properties comprising the Master Lease portfolio at all or upon terms that are favorable to us; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may continue to be materially adversely affected or adversely affected to a greater extent than we have experienced.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. During the three months ended March 31, 2013 and 2012, we reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $4.0 million and $0.4 million, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges for the three months ended March 31, 2013 and 2012 were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale, and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis is highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net earnings	$10,350	$6,485
Depreciation and amortization of real estate assets	2,643	3,987
Gains from dispositions of real estate	(8,432)	(533)
Impairment charges	3,984	363

Funds from operations	8,545	10,302
Revenue recognition adjustments	(2,383)	(634)

Adjusted funds from operations	$6,162	$9,668

Diluted per share amounts:
Earnings per share	$0.31	$0.19
Funds from operations per share	$0.25	$0.31
Adjusted funds from operations per share	$0.18	$0.29
Diluted weighted-average shares outstanding	33,397	33,394

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues from rental properties included in continuing operations decreased by $3.9 million to $23.0 million for the three months ended March 31, 2013, as compared to $26.9 million for the three months ended March 31, 2012. For the three months ended March 31, 2012, revenues from rental properties included in continuing operations include approximately $13.7 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $7.9 million were provided and are included in general and administrative expenses in our consolidated statement of operations for the relevant period). The decrease in revenues from rental properties for the three months March 31, 2013 was primarily due to the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. Revenues from rental properties were also negatively impacted by a decrease in the real estate taxes we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties and rental property expense included $3.4 million for the three months ended March 31, 2013 as compared to $4.4 million for the three months ended March 31, 2012 for real estate taxes paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Revenues from rental properties included in continuing operations for the quarter ended March 31, 2013 also include a net loss of $0.6 million for amounts realized under interim supply agreements.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $2.4 million for the three months ended March 31, 2013 and $0.6 million for the three months ended March 31, 2012.

Interest income from notes and mortgages receivable increased by $0.1 million to $0.8 million for the three months ended March 31, 2013 as compared to $0.7 million the three months ended March 31, 2012 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $8.0 million for the three months ended March 31, 2013 as compared to $6.2 million for the three months ended March 31, 2012. The increase in rental property expenses is principally due to maintenance expenses paid by us related to properties which are not leased on a triple-net basis.

Non-cash impairment charges of $0.5 million are included in continuing operations for the three months ended March 31, 2013 as compared to $0.3 million recorded for the three months ended March 31, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended March 31, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended March 31, 2013 increased by $0.5 million, to $1.1 million, as compared to $0.6 million for the three months ended March 31, 2012. The increase in environmental expenses for the three months ended March 31, 2013 was primarily due to a higher provision for litigation loss reserves and legal fees, which increased by $0.3 million for 2013. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $7.3 million to $3.5 million for the three months ended March 31, 2013 as compared to $10.8 million recorded for the three months ended March 31, 2012. The decrease in general and administrative expenses was principally due to a $9.2 million decrease in bad debts, partially offset by higher employee related expenses and an aggregate $0.8 million increase in legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing recorded in the three months ended March 31, 2013. We recorded bad debt expense of $10.2 million for the three months ended March 31, 2012 and, as a result of receiving cash from a partial liquidation of the Marketing Estate, reversed $2.1 million of previously provided reserves in the quarter ended March 31, 2013.

Depreciation and amortization expense included in continuing operations was $2.3 million for the three months ended March 31, 2013, as compared to $3.0 million for the three months ended March 31, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $5.5 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Other income, net, included in income from continuing operations decreased by $0.3 million to $35,000 for the three months ended March 31, 2013, as compared to income of $0.3 million for the three months ended March 31, 2012.

Interest expense was $2.9 million for the three months ended March 31, 2013, as compared to $1.5 million for the three months ended March 31, 2012. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding and loan origination costs incurred in March 2012 amortized over the one year extension of our debt agreements.

As a result of the foregoing, earnings from continuing operations were $5.6 million for the three months ended March 31, 2013, as compared to $5.6 million for the three months ended March 31, 2012 and net earnings increased by $3.9 million to $10.4 million for the three months ended March 31, 2013, as compared to $6.5 million for the three months ended March 31, 2012.

We report as discontinued operations the results of 152 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the three months ended March 31, 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $3.8 million to $4.7 million for the three months ended March 31, 2013, as compared to earnings of $0.9 million for the three months ended March 31, 2012. The increase was primarily due to higher gains on dispositions of real estate, which was partially offset by lower rental revenue and higher impairment charges. Gains from dispositions of real estate included in discontinued operations were $8.4 million for the three months ended March 31, 2013 and $0.5 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, there were 54 property dispositions. For the three months ended March 31, 2012, there were two property dispositions. The non-cash impairment charges recorded in discontinued operations during the three months ended March 31, 2013 and 2012 of $3.5 million and $89,000, respectively, were attributable to reductions in the assumed holding period used to test for impairment, reductions in the Company’s estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period as compared to prior periods.

For the three months ended March 31, 2013, FFO decreased by $1.8 million to $8.5 million, as compared to $10.3 million for the three months ended March 31, 2012, and AFFO decreased by $3.5 million to $6.2 million, as compared to $9.7 million for the three months ended March 31, 2012. The decrease in FFO for the three months ended March 31, 2013 was primarily due to the changes in net earnings but exclude a $3.6 million increase in impairment charges, a $1.4 million decrease in depreciation and amortization expense and a $7.9 million increase in gains on dispositions of real estate. The decrease in AFFO for the three months ended March 31, 2013 also exclude a $1.8 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.31 per share for the three months ended March 31, 2013, as compared to $0.19 for the three months ended March 31, 2012. Diluted FFO per share for the three months ended March 31, 2013 was $0.25 per share, as compared to $0.31 per share for the three months ended March 31, 2012. Diluted AFFO per share for the three months ended March 31, 2013 was $0.18 per share, as compared to $0.29 per share for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under our Credit Agreement that matures in August 2015, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement (as defined below) and available cash and cash equivalents. Net cash flow provided by operating activities reported on our consolidated statement of cash flows for the three months ended March 31, 2013 and 2012 were $6.6 million and $8.3 million, respectively. Total borrowings outstanding under the Credit Agreement as of March 31, 2013 were $71.9 million, bearing interest at an average effective rate of 3.25% per annum. Accordingly, we had $103.1 million available under the terms of the Credit Agreement as of March 31, 2013, of which $57.5 million was used to acquire 36 properties on May 9, 2013. Our business operations and liquidity is dependent on our ability to generate cash flow from our properties.

Debt Refinancing

As of December 31, 2012, we were a party to a $175 million amended and restated senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and a $25 million amended term loan agreement with TD Bank, both of which were scheduled to mature in March 2013. As of December 31, 2012, borrowings under the credit agreement were $150.3 million bearing interest at a rate of 3.25% per annum and borrowings under the term loan agreement were $22.0 million bearing interest at a rate of 3.50% per annum. On February 25, 2013, the borrowings then outstanding under such credit agreement and term loan agreement were repaid with cash on hand and proceeds of the Credit Agreement and the Prudential Loan Agreement (as defined below).

Credit Agreement

On February 25, 2013, we entered into a $175 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25 million of the total Bank Syndicate commitment to a term loan and $150 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50 million the amount of the revolving credit facility to $200 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

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

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the quarters ended March 31, 2013 and 2012 amounted to $0.2 million and $0.7 million, respectively, substantially all of which was for acquisitions. We are evaluating potential capital expenditures for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have committed to co-invest as much as $14.1 million in capital improvements in our properties. (For additional information regarding capital expenditures related to the properties subject to the Master Lease, see Part I, Item 2. Properties”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2012.) To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. The acquisition was financed with $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand. As of the date of the filing of this Quarterly Report on Form 10-Q, we are currently completing our valuations of the assets and liabilities acquired to finalize the accounting for this acquisition. This transaction had no impact in our operating results for the quarter ended March 31, 2013 or our financial position as of March 31, 2013.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $4.2 million, or $0.125 per share, for the quarter ended March 31, 2013. There were no cash dividends paid for the quarter ended March 31, 2012. In the first quarter of 2013, the Board of Directors approved an increase in the quarterly cash dividend payable in April 2013 to $0.20 per share. There can be no assurance that we will be able to continue to pay cash dividends at the current rate of $0.20 per share per quarter in cash or a combination of cash and our stock, if at all.

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

Our accounting policies are described in note 1 of “Part 2, Item 8. Financial Statements - Notes to Consolidated Financial Statements” that appears in our Annual Report on Form 10-K for the year ended December 31, 2012.” We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For our triple-net leases, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of certain triple-net leases whose term commenced through March 31, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, we removed $12.0 million of asset retirement obligations and $10.2 million of net asset retirement costs related to USTs from our balance sheet through March 31, 2013. The net amount of $1.8 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of March 31, 2013, December 31, 2012 and December 31, 2011, we had accrued $45.7 million, and $46.2 million, and $57.7 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.6 million and $0.8 million of net accretion expense was recorded for the three months ended March 31, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2013 and 2012, we recorded credits aggregating $0.4 million and $0.5 million, respectively, to environmental expenses included in continuing operations and earnings from discontinued operating activities where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the three months ended March 31, 2013 and 2012, we increased the carrying value of certain of our properties by $1.8 million and $1.5 million, respectively, due to increases in estimated remediation costs. We simultaneously record impairment charges where the increased carrying value of the property exceeds its estimated fair value. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the three months ended March 31, 2013 and 2012 includes $0.8 million and $1.8 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $21.0 million and $23.5 million as of March 31, 2013 and December 31, 2012, respectively.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2013 and December 31, 2012, we had accrued $3.8 million and $3.6 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: Marketing and our efforts, expectations, and ability to reposition the properties that were previously subject to the Master Lease; our expectations that we may receive funds from the liquidation of the Marketing Estate to satisfy our claims against the Marketing Estate; our expectations that we may collect amounts we advance under the Litigation Funding Agreement; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning of our properties; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our expectations regarding eviction proceedings initiated to take control of our properties; the impact of the developments related to repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the financial covenants in our Credit Agreement and Prudential Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described in “Marketing and the Master Lease” herein, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prior to April 2006, when we entered into a swap agreement with JPMorgan Chase, N.A. (the “Swap Agreement”), we had not used derivative financial or commodity instruments for trading, speculative or any other purpose, and had not entered into any instruments to hedge our exposure to interest rate risk. The Swap Agreement expired on June 30, 2011 and we currently do not intend to enter into another swap agreement. We do not have any foreign operations, and are therefore not exposed to foreign currency exchange rates.

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving Credit Agreement entered into on February 25, 2013. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowings and monitoring available financing alternatives. We reduced our interest rate risk on February 25, 2013, as compared to December 31, 2012, by repaying floating interest rate debt with the proceeds of the $100.0 million senior secured long-term Prudential Loan Agreement, which matures in February 2021.

The Prudential Loan Agreement bears interest at a fixed rate of 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our average outstanding borrowings under the Credit Agreement projected at approximately $118.0 million for the remainder of 2013, an increase in market interest rates of 0.50% effective April 1, 2013 would decrease our 2013 net income and cash flows by $0.5 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the approximately $124.0 million outstanding borrowings under the Credit Agreement (which includes the additional borrowings used to partially fund the acquisition of properties in May 2013) is indicative of our future average floating interest rate borrowings for 2013 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. The acquisition was financed with $11.5 million of proceeds from 1031 exchanges $57.5 million of borrowings under our Credit Agreement and cash on hand. As of the date of the filing of this Quarterly Report on Form 10-Q, we are currently completing our valuations of the assets and liabilities acquired to finalize the accounting for this acquisition. This transaction had no impact in our operating results for the quarter ended March 31, 2013 or our financial position as of March 31, 2013.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1**	Credit Agreement, dated as of February 25, 2013, among Getty Realty Corp., Lenders named therein and JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent

10.2**	Note Purchase and Guarantee Agreement, dated as of February 25, 2013, among Getty Realty Corp. and the Prudential Insurance Company of America

10.3*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

101.INS	XBRL Instance Document (b)

101.SCH	XBRL Taxonomy Extension Schema (b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)

101.LAB	XBRL Taxonomy Extension Label Linkbase (b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)

(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(b)	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been sought for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp. (Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President and
Chief Financial Officer
May 10, 2013

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief
Executive Officer
May 10, 2013