Form 10-Q
period 2013-06-30
GETTY REALTY CORP /MD/
filed 2013-08-08
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Registrant had outstanding 33,396,880 shares of Common Stock, par value $.01 per share, as of August 8, 2013.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Real Estate:
Land	$351,502	$318,814
Buildings and improvements	202,471	208,325

	553,973	527,139
Less — accumulated depreciation and amortization	(97,067)	(106,931)

Real estate held for use, net	456,906	420,208
Real estate held for sale, net	34,822	25,340

Real estate, net	491,728	445,548
Net investment in direct financing leases	97,701	91,904
Deferred rent receivable (net of allowance of $1,531 as of June 30, 2013 and $0 as of December 31, 2012)	15,105	12,448
Cash and cash equivalents	6,779	16,876
Notes, mortgages and accounts receivable (net of allowance of $18,332 at June 30, 2013 and $25,371 at December 31, 2012)	53,084	41,865
Prepaid expenses and other assets	39,869	31,940

Total assets	$704,266	$640,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$121,000	$150,290
Term loans	100,000	22,030
Environmental remediation obligations	45,210	46,150
Dividends payable	6,739	4,202
Accounts payable and accrued liabilities	48,438	45,160

Total liabilities	321,387	267,832

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,396,880 at June 30, 2013 and 33,396,720 at December 31, 2012	334	334
Paid-in capital	461,944	461,426
Dividends paid in excess of earnings	(79,399)	(89,011)

Total shareholders’ equity	382,879	372,749

Total liabilities and shareholders’ equity	$704,266	$640,581

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Revenues from rental properties	$24,140	$24,357	$46,998	$50,547
Interest on notes and mortgages receivable	962	700	1,760	1,381

Total revenues	25,102	25,057	48,758	51,928

Operating expenses:
Rental property expenses	6,691	6,973	14,496	12,812
Impairment charges	354	1,646	826	1,920
Environmental expenses	1,354	(594)	2,469	36
General and administrative expenses	2,357	8,846	5,903	19,233
Allowance for deferred rent receivable	1,531	—	1,531	—
Depreciation and amortization expense	2,007	3,027	4,259	5,920

Total operating expenses	14,294	19,898	29,484	39,921

Operating income	10,808	5,159	19,274	12,007
Other income, net	(1)	(3)	34	292
Interest expense	(2,998)	(2,692)	(5,892)	(4,175)

Earnings from continuing operations	7,809	2,464	13,416	8,124
Discontinued operations:
Earnings (loss) from operating activities	756	(1,548)	(2,933)	(1,256)
Gains from dispositions of real estate	4,174	2,710	12,606	3,243

Earnings from discontinued operations	4,930	1,162	9,673	1,987

Net earnings	$12,739	$3,626	$23,089	$10,111

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.07	$0.40	$0.24
Earnings from discontinued operations	$0.15	$0.03	$0.29	$0.06
Net earnings	$0.38	$0.11	$0.69	$0.30
Weighted-average shares outstanding:
Basic	33,397	33,395	33,397	33,395
Stock options	—	—	—	—

Diluted	33,397	33,395	33,397	33,395

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$23,089	$10,111
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	5,052	7,474
Impairment charges	4,452	3,146
Gains on dispositions of real estate	(12,606)	(3,241)
Deferred rent receivable, net of allowance	(2,657)	(1,379)
Allowance (credit) for accounts receivable	(6,895)	16,739
Other	3,500	2,599
Changes in assets and liabilities:
Accounts receivable, net	1,512	(14,876)
Prepaid expenses and other assets	(154)	(4,522)
Environmental remediation obligations	(6,026)	(3,811)
Accounts payable and accrued liabilities	778	(1,804)

Net cash flow provided by operating activities	10,045	10,436

Cash flows from investing activities:
Property acquisitions and capital expenditures	(72,702)	(2,465)
Proceeds from dispositions of real estate	20,920	4,002
Increase in cash held for property acquisitions	(673)	(2,016)
Issuance of notes, mortgages and other receivables	(5,108)	—
Collection of notes and mortgages receivable	2,508	928

Net cash flow provided by (used in) investing activities	(55,055)	449

Cash flows from financing activities:
Borrowings under credit agreements	121,000	4,000
Repayments under credit agreements	(150,290)	—
Borrowings under term loan agreement	100,000	—
Repayments under term loan agreement	(22,030)	(390)
Payments of cash dividends	(10,940)	—
Payments of loan origination costs	(2,769)	(3,701)
Other	(58)	—

Net cash flow provided by (used in) financing activities	34,913	(91)

Net increase (decrease) in cash and cash equivalents	(10,097)	10,794
Cash and cash equivalents at beginning of period	16,876	7,698

Cash and cash equivalents at end of period	$6,779	$18,492

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$4,281	$2,730
Income taxes paid, net	326	178
Environmental remediation obligations	5,301	1,162
Non-cash transactions:
Issuance of mortgages related to property dispositions	3,236	1,011

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

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”- inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”- inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”- inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis. We have a receivable of $8,080,000 and $2,972,000 as of June 30, 2013 and December 31, 2012, respectively, that is measured at fair value on a recurring basis using Level 3 inputs (See “Marketing and the Master Lease” in note 3 for additional information regarding the receivable.). The fair value of the receivable increased by $5,108,000 primarily due to additional advances made during the six months ended June 30, 2013. The fair value of the receivable increased subsequently in July 2013 as a result of as a result of the parties agreeing to the settlement and the Bankruptcy Court’s issuance of an order approving the Lukoil Settlement (both defined below). Pursuant to the terms of the Litigation Funding Agreement (as defined below), we expect to receive a payment of $25,942,000 related to this receivable. (See “Marketing and the Master Lease” in note 3 for additional information regarding the Lukoil Settlement and the Litigation Funding Agreement.) We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2013 and December 31, 2012 of $11,533,000 and $4,967,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of June 30, 2013 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$8,080	$8,080
Mutual funds	$3,165	$—	$—	$3,165
Liabilities
Deferred Compensation	$3,165	$—	$—	$3,165

The following summarizes as of December 31, 2012 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$2,972	$2,972
Mutual funds	$3,013	$—	$—	$3,013
Liabilities
Deferred Compensation	$3,013	$—	$—	$3,013

Discontinued Operations: We report as discontinued operations 144 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. Discontinued operations, including gains and losses, impairment charges and the operating results for properties disposed of in 2013 and 2012 and impairment charges and operating results of properties classified as held for sale, are included in a separate component of income in our consolidated statements of operations. The operating results and impairment charges of such properties for the three and six months ended 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. The properties currently being marketed for sale have a net carrying value aggregating $34,822,000 and are included in real estate held for sale, net in our consolidated balance sheets.

The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenues from rental properties	$711	$2,476	$1,531	$7,513
Impairment charges	(114)	(1,137)	(3,626)	(1,226)
Other operating (expenses) credit	159	(2,887)	(838)	(7,543)

Earnings (loss) from operating activities	756	(1,548)	(2,933)	(1,256)
Gains from dispositions of real estate	4,174	2,710	12,606	3,243

Earnings from discontinued operations	$4,930	$1,162	$9,673	$1,987

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

We recorded non-cash impairment charges aggregating $468,000 and $4,452,000 for the three and six months ended June 30, 2013, respectively and $2,783,000 and $3,146,000 for the three and six months ended June 30, 2012, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeded the projected undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the six months ended June 30, 2013 and 2012 were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2009, 2010 and 2011, and tax returns which will be filed for the years ended 2012 and 2013, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of June 30, 2013 or December 31, 2012.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Earnings from continuing operations	$7,809	$2,464	$13,416	$8,124
Less dividend equivalents attributable to restricted stock units outstanding	(69)	(27)	(118)	(52)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	7,740	2,437	13,298	8,072
Discontinued operations	4,930	1,162	9,673	1,987

Net earnings attributable to common shareholders used for basic earnings per share calculation	$12,670	$3,599	$22,971	$10,059

Weighted-average number of common shares outstanding:
Basic	33,397	33,395	33,397	33,395
Stock options	—	—	—	—

Diluted	33,397	33,395	33,397	33,395

Restricted stock units outstanding at the end of the period	296	216	296	216

2. LEASES

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of June 30, 2013, we owned 907 properties and leased 133 properties from third parties. Our 1,040 properties are located in 21 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions.

Approximately 650 of the properties we own or lease as of June 30, 2013 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and we derived a majority of our revenues from the leasing of these properties under the Master Lease. On December 5, 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Marketing rejected the Master Lease pursuant to an Order issued by the Bankruptcy Court effective April 30, 2012. In accordance with GAAP, we recognized in revenue from rental properties in our consolidated statements of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provided bad debt reserves included in general and administrative expenses and in earnings (loss) from discontinued operations in our consolidated statements of operations for our estimate of uncollectible amounts due from Marketing. We provided net bad debt reserves related to uncollected rent and real estate taxes due from Marketing of $16,221,000 for the six months ended June 30, 2012. We reduced $8,788,000 of previously provided reserves in the six months ended June 30, 2013 as a result of receiving cash from the Marketing Estate (as defined below) and our estimate of cash we expect to receive from the Marketing Estate. We have provided bad debt reserves, net of reversals, aggregating $13,994,000 for outstanding rent and real estate tax obligations due from Marketing as of June 30, 2013. (See note 3 for additional information regarding Marketing and the Master Lease.)

As a result of Marketing’s bankruptcy filing and Marketing’s rejection of the Master Lease, we commenced a process to reposition the portfolio of properties that were subject to the Master Lease after the properties became available to us free of Marketing’s tenancy. As a result of that process, as of June 30, 2013, we have entered into long-term triple-net leases with petroleum distributors for ten separate property portfolios comprising 443 properties in the aggregate and month-to-month license agreements with occupants of approximately 135 properties (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Certain of the month-to-month license agreements require the operators to sell fuel provided by petroleum distributors with whom we have contracted for interim fuel supply and from whom we receive a fee based on gallons sold. Our month-to-month license agreements differ from our typical triple-net lease agreements in that we are responsible for the payment of certain environmental costs and property operating expenses, including real estate taxes. Approximately 70 properties previously subject to the Master Lease are currently vacant, and are being marketed for sale.

The long-term triple-net leases with petroleum distributors for the ten separate property portfolios comprising 443 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks (“USTs”) that are owned by our tenants. In certain of our new leases, we have committed to co-invest up to $14,080,000 with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. As part of certain of these triple-net leases, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $11,955,000 of asset retirement obligations and $10,173,000 of net asset retirement costs related to USTs from our balance sheet through June 30, 2013. The net amount of $1,782,000 is recorded as deferred rental revenue and is recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $3,472,000 of lease origination costs through June 30, 2013, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2013 were $24,140,000 and $46,998,000, respectively. Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2012 were $24,357,000 and $50,547,000, respectively, of which $4,559,000 and $17,550,000, respectively, was contractually due or received from Marketing under the Master Lease prior to its rejection on April 30, 2012. Revenues from rental properties and rental property expenses included in continuing operations included $3,653,000 and $7,093,000 for the three and six months ended June 30, 2013, respectively, and $2,997,000 and $7,444,000 for the three and six months ended June 30, 2012, respectively, for real estate taxes paid by us which were reimbursable by our tenants. Revenues from rental properties included in continuing operations for the six months ended June 30, 2013 also included a net loss of $1,075,000 for amounts realized under interim fuel supply agreements, as compared to a net gain of $1,586,000 for the six months ended June 30, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $1,361,000 and $3,744,000 for the three and six months ended June 30, 2013, respectively, as compared to $901,000 and $1,535,000 for the three and six months ended June 30, 2012, respectively.

The components of the $97,701,000 net investment in direct financing leases as of June 30, 2013 are minimum lease payments receivable of $209,304,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $125,582,000.

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

Eviction proceedings are ongoing in the State of Connecticut against approximately 26 of Marketing’s former subtenants (or sub-subtenants) each of whom continue to occupy properties included in our lease with NECG. As a result of the disruption and costs associated with the litigation, NECG is not current in its rent and certain other obligations due to us under its lease. We have commenced discussions with NECG to restructure the NECG Lease including a modification which we believe is likely to result in the removal of approximately 25 to 30 properties. As such, we increased our accounts receivable bad debt reserves by approximately $1,152,000 for the three months ended June 30, 2013, so that the total bad debt reserve related to NECG is approximately $1,902,000 in aggregate.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the unitary lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the six months ended June 30, 2013. Accordingly, during the second quarter of 2013, we recorded a $1,531,000 non-cash allowance for deferred rent receivable. This non-cash allowance reduced our net earnings for the three and six months ended June 30, 2013, but did not impact our cash flow from operating activities.

The selected combined unaudited financial data of CPD NY and NECG (from inception on May 1, 2012), which has been prepared by Chestnut Petroleum Dist. Inc.’s management, is provided below.

(in thousands)

Operating Data:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total revenue	$147,046	$115,495	$266,991	$222,150
Gross profit	10,947	10,504	19,787	18,047
Net income (loss)	1,621	2,400	1,459	2,468

Balance Sheet Data:

	June 30,	December 31,
	2013	2012
Current assets	$15,148	$9,529
Noncurrent assets	24,538	21,326
Current liabilities	10,579	4,800
Noncurrent liabilities	18,049	21,624

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

The Bankruptcy Court appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserted, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserted that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. On July 17, 2013, the Marketing Estate, Lukoil and certain directors and officers of Marketing agreed to settle the Lukoil Complaint. The terms of the settlement include a release of the defendants from the claims alleged by the Marketing Estate in the Lukoil Complaint and a collective payment by or on behalf of the defendants to the Marketing Estate of $93,000,000 (the “Lukoil Settlement”). On July 29, 2013, the Bankruptcy Court issued an order approving the Lukoil Settlement. We expect to realize initial proceeds in the third quarter of 2013 from the Lukoil Settlement aggregating approximately $32,527,000, based on the return under the Litigation Funding Agreement (described in more detail below) and payment of our remaining Administrative Claim, plus additional distributions we may receive from the Marketing Estate for our pro-rata share of the remainder of the Lukoil Settlement amount available to satisfy unsecured claims. We are investigating whether a portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (For information regarding factors that could adversely affect us relating to tax matters, see “Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.)

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6,725,000 to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). The Litigation Funding Agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. We advanced $5,108,000 in the first six months of 2013 and $6,526,000 in the aggregate through June 30, 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1,300,000 of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the agreement, we have recorded a receivable of $8,080,000 as of June 30, 2013, which includes amounts advanced, accrued interest and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Pursuant to the terms of the Litigation Funding Agreement, we expect to receive a payment of $25,942,000, as a result of the Lukoil Settlement, which is comprised of $2,172,000 related to advances for wind-down costs and expert witness and consultant fees, $150,000 of accrued interest, $22,320,000 of return on our investment due for advances of legal fees and expenses and $1,300,000 for reimbursable legal fees. We are investigating whether a portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (For information regarding factors that could adversely affect us relating to tax matters, see “Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.)

We have elected to account for the advances, accrued interest and litigation reimbursements due to us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of the Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement are within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs include the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil Americas Corporation. We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller. Accordingly, we believe that as of June 30, 2013 a market participant would likely have purchased our rights from us for approximately the amounts then due to us under the terms of the Litigation Funding Agreement. The fair value of the receivable increased subsequently in July 2013 as a result of the parties agreeing to the settlement and the Bankruptcy Court’s issuance of an order approving the Lukoil Settlement.

We received distributions from the Marketing Estate reducing our Administrative Claim by $3,310,000 in the first six months of 2013 and by $4,658,000 in the aggregate in 2012 through June 30, 2013. As a result of the Lukoil Settlement, we expect to receive the remaining amount due for our Administrative Claim and accrued interest aggregating $6,585,000. As a result, in the first six months of 2013, we reduced our bad debt reserve for uncollectible amounts due from Marketing by $8,788,000 which reduced general and administrative expenses by $6,379,000 and increased earnings from operating activities included in discontinued operations by $2,409,000 in our consolidated statement of operations. We cannot provide any assurance as to the amount or timing of recoveries, if any, with respect to our remaining claims against the Marketing Estate.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for the Marketing Environmental Liabilities and are funding remediation activities related to such accruals. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We incurred $365,000 of lease origination costs in the first six months of 2013 and $3,512,000 through June 30, 2013, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest as much as $14,080,000 with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing.

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

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we do not realize the proceeds we are expecting from the Lukoil Settlement; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell, upon terms that are favorable to us, the properties previously leased to Marketing which are not subject to triple-net leases; if the amounts realized from the disposition of assets held for sale vary significantly from our estimates of fair value; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected or adversely affected to a greater extent than we have experienced.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2013 and December 31, 2012, we had accrued an aggregate of $4,003,000 and $3,615,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Losses related to our Newark, New Jersey Terminal and the Lower Passaic River could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, an aggregate of $2,025,000 to settle two plaintiff classes covering 52 cases, and another case brought by the City of New York. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. Preliminary settlement communications from the plaintiffs indicate that they are seeking $88,000,000 collectively from us, Marketing and Lukoil Americas Corporation. We do not believe these preliminary settlement communications have resulted in realistic proposals given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We are unable to estimate ranges in excess of the amount accrued with any certainty for the case involving the State of New Jersey as there remains uncertainty as to the accuracy of the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. As no amount is a better estimate of loss relating to the remaining MTBE case, the low end of the range of loss has been accrued for as of June 30, 2013 and December 31, 2012, which we believe was appropriate based on information then currently available. Losses related to the remaining MTBE multi-district litigation case could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

On July 9, 2013, we entered into an amendment of the Credit Agreement and an amendment of the Prudential Loan Agreement (collectively, the “Agreements”). The Agreements were entered into as a result of our preliminary calculations indicating that we may not comply with the respective debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) financial covenant in the Credit Agreement and the Prudential Loan Agreement for the three months ending June 30, 2013 (the “Financial Covenant”). Under the terms of the Agreements, our interest rate under the Credit Agreement and Prudential Loan Agreement increased by 50 basis points (0.50%) to 3.75% and 6.50%, respectively, effective July 7, 2013; the total amount available to us for additional borrowings under the Credit Agreement was capped at $2,000,000, in the aggregate; and we were not permitted to acquire any properties for a purchase price that equaled or exceeded $20,000,000, individually or in the aggregate, without prior written consent from the Bank Syndicate and Prudential. The Agreements provided that these provisions would remain in effect until such time as we demonstrated compliance with our Financial Covenants or obtained permanent waivers or amendments under the Credit Agreement and the Prudential Loan Agreement.

The final calculation of the Financial Covenants for the period ended June 30, 2013, demonstrated that we were in compliance with all Financial Covenants and as such, as of the date of this Quarterly Report on Form 10-Q, the Bank Syndicate and Prudential acknowledged that the terms of the Amendments are no longer in effect. We cannot provide any assurance that we will not seek additional waivers or amendments from the Bank Syndicate and Prudential and that we will be successful in our efforts to obtain permanent waivers or amendments under the Credit Agreement and the Prudential Loan Agreement.

Due to the near-term maturity of our outstanding debt as of December 31, 2012, the carrying value of the borrowings outstanding as of December 31, 2012 approximated fair value. As of June 30, 2013, the carrying value of the borrowings outstanding under the Credit Agreement and the Prudential Loan Agreement approximated fair value. The fair value of the projected average borrowings outstanding under our revolving credit agreements and the borrowings outstanding under our term loan agreements were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable Level 3 inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

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

For our triple-net leases, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively, the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of certain triple-net leases whose term commenced through June 30, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through June 30, 2013, we removed $11,955,000 of asset retirement obligations and $10,173,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $1,782,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of June 30, 2013 and December 31, 2012, we had accrued $45,210,000 and $46,150,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,301,000 and $1,584,000 of net accretion expense was recorded for the six months ended June 30, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $727,000 and $2,648,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the six months ended June 30, 2013 and 2012, we increased the carrying value of certain of our properties by $4,741,000 and $3,691,000, respectively, due to increases in estimated remediation costs. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the six months ended June 30, 2013 and 2012 aggregated $1,242,000 and $3,168,000, respectively, for depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $22,128,000 and $23,549,000 as of June 30, 2013 and December 31, 2012, respectively.

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

6. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2013 is as follows (in thousands, except share amounts):

				DIVIDENDS
				PAID
	COMMON STOCK		PAID-IN	IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2012	33,396,720	$334	$461,426	$(89,011)	$372,749
Net earnings				23,089	23,089
Dividends				(13,477)	(13,477)
Stock-based employee compensation expense	160	—	518		518

Balance, June 30, 2013	33,396,880	$334	$461,944	$(79,399)	$382,879

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2013 or December 31, 2012.

7. PROPERTY ACQUISITIONS

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72,500,000 in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. The acquisition was financed with $11,500,000 of proceeds from 1031 exchanges, $57,500,000 of borrowings under our Credit Agreement and cash on hand.

We accounted for these transactions as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $62,365,000 of the purchase price to land, buildings and equipment, $6,267,000 to direct financing leases and $3,868,000 to in-place leases and other intangible assets. We incurred transaction costs of $410,000 directly related to these acquisitions which are included in general and administrative expenses in our consolidated statements of operations. The future contractual minimum annual rent receivable from Capitol on a calendar year basis is as follows: 2013 — $3,762,000, 2014 — $5,830,000, 2015 — $5,830,000, 2016 — $5,908,000, 2017 — $6,026,000, 2018 — $6,147,000 and $64,195,000 thereafter.

As of June 30, 2013, our allocations of the purchase price among the assets acquired are preliminary and subject to change. The purchase price has been allocated among the assets acquired based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. We anticipate finalizing these allocations in the third quarter of 2013. A change in the final allocation from what is presented may result in an increase or decrease in identified assets and changes in revenue and expenses, including amortization and other expenses.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired from Capitol assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; and (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisition and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition from Capitol reflected herein been consummated on the dates indicated or that will be achieved in the future.

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$25,766	$26,638	$51,001	$55,087

Net earnings	$13,145	$4,432	$24,302	$11,722

Basic and diluted net earnings per common share	$0.39	$0.13	$0.73	$0.35

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

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of June 30, 2013, we owned 907 properties and leased 133 properties from third parties. We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Retail Petroleum Marketing Business

Our business model is to lease our properties on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Our tenants operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. These tenants are responsible for the operations conducted at these properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to our properties. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding our real estate business and our properties, see “Part I, Item 1. Business — Real Estate Business” and “Part I, Item 2. Properties”, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Core Net Lease Portfolio

As of June 30, 2013, we leased approximately 750 properties to tenants under long-term triple-net leases. Included in the core net lease portfolio are approximately 660 properties leased to approximately 20 regional and national fuel distributor tenants. The remaining approximately 90 locations are single unit triple-net leases.

The core net lease portfolio includes nine of the ten long-term triple-net leases with petroleum distributors entered into in 2012 related to properties previously leased to Marketing. As a result of the uncertainty surrounding the NECG Lease (discussed below), we have not classified the NECG Lease as part of our core net lease portfolio at this time. These leases generally have initial terms of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the volume of petroleum products sold.

The core net lease portfolio also includes the 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” we acquired for $72.5 million in two sale/leaseback transactions with Capitol in May 2013.

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to acquire additional properties, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our investment strategy is aimed at achieving a high quality real estate portfolio and geographic diversification. A key element of our investment strategy is to acquire properties in strong primary markets that serve high density population centers. We cannot provide any assurance that we will be successful in acquiring additional portfolios of properties, or that our current sources of liquidity will be sufficient to fund such acquisitions.

Transitional Properties

As of June 30, 2013, we had approximately 290 transitional properties in our portfolio, substantially all of which were previously leased to Marketing, which are not considered core to our business. We continue to reposition these properties and expect that we will sell and lease these properties over time. The timing of pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future sales or leases.

•

Property Dispositions. During the year ended December 31, 2012, we sold 54 properties previously leased to Marketing which had their underground storage tanks removed for $15.4 million in aggregate. During the six months ended June 30, 2013, we sold 77 properties, including two terminals, for $26.7 million in aggregate. Subsequent to June 30, 2013, we have sold three properties for $24.5 million in the aggregate, including a property in Manhattan for $23.5 million and one terminal.

•

Properties Held for Sale. We are continuing a process of disposing of assets which we have determined are not part of our core business. In accordance with GAAP, 144 properties have met the criteria to be classified as held for sale as of June 30, 2013. The majority of these properties are subject to month-to-month license agreements with occupants (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. The remaining approximately 70 properties are currently vacant, many of which have had their underground storage tanks removed. The timing of pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future sales or leases.

•

Leasing Activities. As of the date of this Quarterly Report on Form 10-Q, we are negotiating triple-net leases for approximately 50 properties previously leased to Marketing. Generally these properties are operating as gas stations and are subject to month-to-month license agreements and may be subject to interim fuel supply arrangements. We expect that we will lease substantially all of these remaining properties, either individually or in small portfolios. We may make investments in certain of these properties in anticipation of leasing them or by contributing to capital expenditures required to be made by our new tenants. We cannot predict the timing or the terms of any future leases. It is likely that we will dispose of those properties that are not leased.

•

Property Evictions. We are pursuing eviction proceedings involving approximately 40 of our properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Eviction proceedings involving 26 of our properties in the State of Connecticut have materially adversely impacted our tenant, NECG Holdings Corp (“NECG”). We originally entered into a lease with NECG comprising 84 properties on May 1, 2012 (the “NECG Lease”). As of the date of this Quarterly Report on Form 10-Q, the Superior Court of the State of Connecticut designated to hear the eviction proceedings has ruled in our favor in substantially all of these locations. However, we anticipate that Marketing’s former subtenants (or sub-subtenants) will appeal this ruling. We remain confident that we will prevail in any appeal; however, we cannot predict when such appeal will be resolved or when we will be able to deliver occupancy of the properties to our tenant, NECG. As a result of the disruption and costs associated with the litigation, NECG is not current in its rent and certain other obligations due to us under the NECG Lease.

We have commenced discussions with NECG to restructure the NECG Lease including a modification which we believe is likely to result in the removal of approximately 25 to 30 properties. As such, we increased our accounts receivable bad debt reserves by approximately $1.2 million during the three months ended June 30, 2013, so that the total bad debt reserve related to the NECG Lease is approximately $1.9 million in aggregate. In addition, in the second quarter of 2013, we provided a non-cash allowance for deferred rent receivable of $1.5 million for the likely removal of these properties and for rent payment deferrals previously agreed to for the six months ended June 30, 2013. This non-cash allowance reduced our net earnings for the three and six months ended June 30, 2013, but did not impact our cash flow from operating activities. As a result of the uncertainty surrounding the NECG Lease, we have not classified the NECG Lease as part of our core net lease portfolio at this time. We cannot provide any assurance that we will be successful in our efforts to restructure the NECG Lease.

We will continue to pay operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to the properties previously leased to Marketing which are not subject to triple-net leases (“Property Expenditures”) until we sell or lease on a triple-net basis these properties. For the first six months of 2013, we incurred $4.6 million of such Property Expenditures related to these properties. In addition, we will continue to pay certain environmental related liabilities and expenses which Marketing was responsible to pay for (the “Marketing Environmental Liabilities”). In addition, we have increased the number of our tenants significantly and are performing other property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. Costs involved with re-letting or repositioning properties formerly leased to Marketing and pursuit of our claims in connection with Marketing’s bankruptcy have resulted in increases to our operating expenses during the six months ended June 30, 2013, as compared to the respective prior year period; however, we anticipate these costs will decline from current levels in the second half of 2013 as properties are sold or leased on a triple-net basis and our litigation costs decline. We incurred significant costs associated with Marketing’s bankruptcy, including legal and litigation expenses, of which $2.8 million and $1.7 million are included in general and administrative expense for the six months ended June 30, 2013 and 2012, respectively.

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

The Bankruptcy Court appointed a liquidating trustee (the “Liquidating Trustee”) to oversee the liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserted, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserted that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. On July 17, 2013, the Marketing Estate, Lukoil and certain directors and officers of Marketing agreed to settle the Lukoil Complaint. The terms of the settlement include a release of the defendants from the claims alleged by the Marketing Estate in the Lukoil Complaint and a collective payment by or on behalf of the defendants to the Marketing Estate of $93.0 million (the “Lukoil Settlement”). On July 29, 2013, the Bankruptcy Court issued an order approving the Lukoil Settlement. We expect to realize initial proceeds in the third quarter of 2013 from the settlement aggregating approximately $32.5 million, based on the return under the Litigation Funding Agreement (described in more detail below) and payment of our remaining Administrative Claim (discussed above), plus additional distributions we may receive from the Marketing Estate for our pro-rata share of the remainder of the Lukoil Settlement amount available to satisfy unsecured claims. We are investigating whether a portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (For information regarding factors that could adversely affect us relating to tax matters, see “Part II, Item 1A. Risk Factors, which appears in this Quarterly Report on Form 10-Q.)

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.7 million to fund the prosecution of the Lukoil Complaint and certain Liquidating Trustee expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). The Litigation Funding Agreement provides that we are entitled to receive proceeds, if any, from the successful prosecution of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances made by us; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances made by us, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee due to the Lukoil Complaint. We advanced $5.1 million in the first six months of 2013 and $6.5 million in the aggregate through June 30, 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement. Based on the terms of the agreement, we have recorded a receivable of $8.1 million as of June 30, 2013, which includes amounts advanced, accrued interest and amounts due for reimbursable legal fees we incurred in connection with the Litigation Funding Agreement. Pursuant to the terms of the Litigation Funding Agreement, we expect to receive a payment of $25.9 million, as a result of the Lukoil Settlement, which is comprised of $2.2 million related to advances for wind-down costs and expert witness and consultant fees, $0.1 million of accrued interest, $22.3 million of return on our investment due for advances of legal fees and expenses and $1.3 million for reimbursable legal fees. We are investigating whether a portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (For information regarding factors that could adversely affect us relating to tax matters, see “Part II, Item 1A. Risk Factors, which appears in this Quarterly Report on Form 10-Q.)

We received distributions from the Marketing Estate reducing our Administrative Claim by $3.3 million in the first six months of 2013 and by $4.7 million in the aggregate through June 30, 2013. As a result of the Lukoil Settlement, we expect to receive the remaining amount due for our Administrative Claim and accrued interest aggregating $6.6 million. As a result, in the first six months of 2013, we reduced our bad debt reserve for uncollectible amounts due from Marketing by $8.8 million and reduced bad debt expense included in general and administrative expenses by $6.4 million and increased earnings from operating activities included in discontinued operations by $2.4 million in our consolidated statements of operations. We cannot provide any assurance as to the amount or timing of recoveries, if any, with respect to our remaining claims against the Marketing Estate.

Under the Master Lease, Marketing was responsible to pay for certain environmental related liabilities and expenses. As a result of Marketing’s bankruptcy filing, we have accrued for the Marketing Environmental Liabilities and are funding remediation activities related to such accruals. We expect to continue to incur and fund costs associated with the Marketing bankruptcy proceedings and associated eviction proceedings as well as costs associated with repositioning properties previously leased to Marketing. We incurred $0.4 million of lease origination costs in the first six months of 2013 and $3.5 million through June 30, 2013, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. We expect to continue to incur operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to vacant properties and properties subject to our month-to-month license agreements. In certain of our new leases, we have also agreed to co-invest as much as $14.1 million with our tenants to fund capital improvements including replacing underground storage tanks and related equipment or renovating some of the properties previously leased to Marketing.

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

Our estimates, judgments, assumptions and beliefs regarding Marketing and the Master Lease affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we do not realize the proceeds we are expecting from the Lukoil Settlement; if the Bankruptcy Court takes actions that are detrimental to our interests; if we are unable to re-let or sell, upon terms that are favorable to us, the properties previously leased to Marketing which are not subject to triple-net leases; if the amounts realized from the disposition of assets held for sale vary significantly from our estimates of fair value; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected or adversely affected to a greater extent than we have experienced.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $0.5 million and $4.5 million for the three and six months ended June 30, 2013, respectively, and $2.8 million and $3.1 million for the three and six months ended June 30, 2012, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis is highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets and non-cash impairment charges. In our case; however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments (as defined below) comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual or infrequently recurring items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual or infrequently occurring items are not reflective of normal operations.

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

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings	$12,739	$3,626	$23,089	$10,111
Depreciation and amortization of real estate assets	2,409	3,487	5,052	7,474
Gains from dispositions of real estate	(4,174)	(2,708)	(12,606)	(3,241)
Impairment charges	468	2,783	4,452	3,146

Funds from operations	11,442	7,188	19,987	17,490
Revenue recognition adjustments	(1,361)	(901)	(3,744)	(1,535)
Allowance for deferred rent receivable	1,531	—	1,531	—
Acquisition costs	410	—	410	—

Adjusted funds from operations	$12,022	$6,287	$18,184	$15,955

Diluted per share amounts:
Earnings per share	$0.38	$0.11	$0.69	$0.30
Funds from operations per share	$0.34	$0.22	$0.59	$0.52
Adjusted funds from operations per share	$0.36	$0.19	$0.54	$0.48
Diluted weighted-average shares outstanding	33,397	33,395	33,397	33,395

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues from rental properties included in continuing operations decreased by $0.3 million to $24.1 million for the three months ended June 30, 2013, as compared to $24.4 million for the three months ended June 30, 2012. For the three months ended June 30, 2012, revenues from rental properties included in continuing operations include approximately $4.6 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves were fully provided and are included in general and administrative expenses in our consolidated statements of operations). The decrease in revenues from rental properties for the three months June 30, 2013 was primarily due to the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. The decrease in revenues from rental properties was partially offset by an increase in the real estate taxes we paid and billed to tenants pursuant to their triple-net lease agreements and approximately $0.9 million of rental income from the properties acquired in May 2013. Revenues from rental properties and rental property expense included $3.7 million for the three months ended June 30, 2013, as compared to $3.0 million for the three months ended June 30, 2012 for real estate taxes paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Revenues from rental properties included in continuing operations for the three months ended June 30, 2013 also include a net loss of $0.4 million for amounts realized under interim fuel supply agreements, as compared to a net gain of $1.6 million for the three months ended June 30, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $1.4 million for the three months ended June 30, 2013 and $0.9 million for the three months ended June 30, 2012.

Interest income from notes and mortgages receivable increased by $0.3 million to $1.0 million for the three months ended June 30, 2013, as compared to $0.7 million the three months ended June 30, 2012 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $6.7 million for the three months ended June 30, 2013, as compared to $7.0 million for the three months ended June 30, 2012. The decrease in rental property expenses is principally due lower maintenance expenses paid by us resulting from the cumulative effect of a declining number of properties which are not leased on a triple-net basis and property dispositions.

Non-cash impairment charges of $0.4 million are included in continuing operations for the three months ended June 30, 2013, as compared to $1.6 million recorded for the three months ended June 30, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended June 30, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended June 30, 2013 increased by $2.0 million, to $1.4 million, as compared to a credit of $0.6 million for the three months ended June 30, 2012. The increase in environmental expenses for the three months ended June 30, 2013 was primarily due to higher environmental remediation costs which increased by $1.4 million to $0.4 million for the three months ended June 30, 2013, as compared to a credit of $1.0 million for the three months ended June 30, 2012 and a higher provision for litigation loss reserves and legal fees, which increased by $0.5 million for 2013. Environmental remediation costs include credits of $0.3 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $6.4 million to $2.4 million for the three months ended June 30, 2013, as compared to $8.8 million recorded for the three months ended June 30, 2012. The decrease in general and administrative expenses was principally due to an $8.0 million decrease in bad debts, partially offset by higher employee related expenses, legal fees associated with the Lukoil Complaint and eviction proceedings and professional fees incurred related the May 2013 acquisition recorded in the three months ended June 30, 2013. We reduced previously provided reserves for bad debts in the three months ended June 30, 2013 as a result of receiving cash from the Marketing Estate and our expectation of collecting additional receipts from the Marketing Estate. We recorded a net credit for bad debt expense of $3.2 million for the three months ended June 30, 2013, as compared to a net provision of $4.8 million recorded for the three months ended June 30, 2012.

As a result of the developments with NECG, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the unitary lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the six months ended June 30, 2013. Therefore, during the three months ended June 30, 2013, we recorded a $1.5 million non-cash allowance for deferred rent receivable. This non-cash allowance reduced our net earnings but did not impact our cash flow from operating activities.

Depreciation and amortization expense included in continuing operations was $2.0 million for the three months ended June 30, 2013, as compared to $3.0 million for the three months ended June 30, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $5.6 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Other income, net included in income from continuing operations was an expense of $1,000 for the three months ended June 30, 2013, as compared to an expense of $3,000 for the three months ended June 30, 2012.

Interest expense was $3.0 million for the three months ended June 30, 2013, as compared to $2.7 million for the three months ended June 30, 2012. The increase was primarily due to an increase in the weighted-average interest rate on borrowings outstanding and higher average borrowings outstanding for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

As a result of the foregoing, earnings from continuing operations were $7.8 million for the three months ended June 30, 2013, as compared to $2.5 million for the three months ended June 30, 2012 and net earnings increased by $9.1 million to $12.7 million for the three months ended June 30, 2013, as compared to $3.6 million for the three months ended June 30, 2012.

We report as discontinued operations the results of 144 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the three months ended June 30, 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $3.7 million to $4.9 million for the three months ended June 30, 2013, as compared to earnings of $1.2 million for the three months ended June 30, 2012. The increase was primarily due to higher gains on dispositions of real estate, which was partially offset by lower rental revenue and lower bad debt expense. Gains from dispositions of real estate included in discontinued

operations were $4.2 million for the three months ended June 30, 2013 and $2.7 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, there were 23 property dispositions. For the three months ended June 30, 2012, there were 13 property dispositions. The non-cash impairment charges recorded in discontinued operations during the three months ended June 30, 2013 and 2012 of $0.1 million and $1.1 million, respectively, were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended June 30, 2013, FFO increased by $4.2 million to $11.4 million, as compared to $7.2 million for the three months ended June 30, 2012, and AFFO increased by $5.7 million to $12.0 million, as compared to $6.3 million for the three months ended June 30, 2012. The increase in FFO for the three months ended June 30, 2013 was primarily due to the changes in net earnings but excludes a $2.3 million decrease in impairment charges, a $1.1 million decrease in depreciation and amortization expense and a $1.5 million increase in gains on dispositions of real estate.

The increase in AFFO for the three months ended June 30, 2013 also excludes a $0.4 million increase in acquisition costs, a $1.5 million increase in allowance for deferred rental revenue, and a $0.5 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.38 per share for the three months ended June 30, 2013, as compared to $0.11 per share for the three months ended June 30, 2012. Diluted FFO per share for the three months ended June 30, 2013 was $0.34 per share, as compared to $0.22 per share for the three months ended June 30, 2012. Diluted AFFO per share for the three months ended June 30, 2013 was $0.36 per share, as compared to $0.19 per share for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues from rental properties included in continuing operations decreased by $3.5 million to $47.0 million for the six months ended June 30, 2013, as compared to $50.5 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, revenues from rental properties included in continuing operations include approximately $17.6 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $16.2 million were provided and are included in general and administrative expenses in our consolidated statements of operations for the relevant period). The decrease in revenues from rental properties for the six months June 30, 2013 was primarily due to the fact that we are generating less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. Revenues from rental properties were also negatively impacted by a decrease in the real estate taxes we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties and rental property expense included $7.1 million for the six months ended June 30, 2013, as compared to $7.4 million for the six months ended June 30, 2012 for real estate taxes paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. The decrease in revenues from rental properties was partially offset by approximately $0.9 million of rental income from the properties acquired in May 2013. Revenues from rental properties included in continuing operations for the six months ended June 30, 2013 also include a net loss of $1.1 million for amounts realized under interim fuel supply agreements, as compared to a net gain of $1.6 million for the six months ended June 30, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $3.7 million for the six months ended June 30, 2013 and $1.5 million for the six months ended June 30, 2012.

Interest income from notes and mortgages receivable increased by $0.4 million to $1.8 million for the six months ended June 30, 2013, as compared to $1.4 million the six months ended June 30, 2012 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $14.5 million for the six months ended June 30, 2013, as compared to $12.8 million for the six months ended June 30, 2012. The increase in rental property expenses is principally due to higher real estate taxes and maintenance expenses paid by us related to properties which are not leased on a triple-net basis.

Non-cash impairment charges of $0.8 million are included in continuing operations for the six months ended June 30, 2013, as compared to $1.9 million recorded for the six months ended June 30, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the six months ended June 30, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the six months ended June 30, 2013 increased to $2.5 million, as compared to $36,000 for the six months ended June 30, 2012. The increase in environmental expenses for the six months ended June 30, 2013 was primarily due to higher environmental remediation costs which increased by $1.5 million to $0.8 million for the six months ended June 30, 2013, as compared to a credit of $0.7 million for the six months ended June 30, 2012 and a higher provision for litigation loss reserves and legal fees, which increased by $0.8 million for 2013. Environmental remediation costs include credits of $0.5 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $13.3 million to $5.9 million for the six months ended June 30, 2013, as compared to $19.2 million recorded for the six months ended June 30, 2012. The decrease in general and administrative expenses was principally due to a $16.8 million decrease in bad debts, partially offset by higher employee related expenses, legal fees associated with the Lukoil Complaint and eviction proceedings and professional fees incurred related the May 2013 acquisition recorded in the six months ended June 30, 2013. We reduced previously provided reserves for bad debts in the six months ended June 30, 2013 as a result of receiving cash from the Marketing Estate and our expectation of collecting additional receipts from the Marketing Estate. We recorded a net credit for bad debt expense of $6.7 million for the three months ended June 30, 2013, as compared to a net provision of $6.2 million recorded for the three months ended June 30, 2012.

As a result of the developments with NECG, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the unitary lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the six months ended June 30, 2013. Therefore, during the six months ended June 30, 2013, we recorded a $1.5 million non-cash allowance for deferred rent receivable. This non-cash allowance reduced our net earnings but did not impact our cash flow from operating activities.

Depreciation and amortization expense included in continuing operations was $4.3 million for the six months ended June 30, 2013, as compared to $5.9 million for the six months ended June 30, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $10.4 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Other income, net included in income from continuing operations was $34,000 for the six months ended June 30, 2013 as compared to $0.3 million for the six months ended June 30, 2012.

Interest expense was $5.9 million for the six months ended June 30, 2013, as compared to $4.2 million for the six months ended June 30, 2012. The increase was due to an increase in the weighted-average borrowings outstanding and the weighted average interest rate on borrowings outstanding.

As a result of the foregoing, earnings from continuing operations were $13.4 million for the six months ended June 30, 2013, as compared to $8.1 million for the six months ended June 30, 2012 and net earnings increased by $13.0 million to $23.1 million for the six months ended June 30, 2013, as compared to $10.1 million for the six months ended June 30, 2012.

We report as discontinued operations the results of 144 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the six months ended June 30, 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $7.7 million to $9.7 million for the six months ended June 30, 2013, as compared to earnings of $2.0 million for the six months ended June 30, 2012. The increase was primarily due to higher gains on dispositions of real estate, which was partially offset by lower rental revenue and higher impairment charges. Gains from dispositions of real estate included in discontinued operations were $12.6 million for the six months ended June 30, 2013 and $3.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, there were 77 property dispositions. For the six months ended June 30, 2012, there were 15 property dispositions. The non-cash impairment charges recorded in discontinued operations during the six months ended June 30, 2013 and 2012 of $3.6 million and $1.2 million, respectively, were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the six months ended June 30, 2013, FFO increased by $2.5 million to $20.0 million, as compared to $17.5 million for the six months ended June 30, 2012, and AFFO increased by $2.2 million to $18.2 million, as compared to $16.0 million for the six months ended June 30, 2012. The increase in FFO for the six months ended June 30, 2013 was primarily due to the changes in net earnings but excludes a $1.3 million increase in impairment charges, a $2.4 million decrease in depreciation and amortization expense and a $9.4 million increase in gains on dispositions of real estate. The increase in AFFO for the six months ended June 30, 2013 also excludes a $0.4 million increase in acquisition costs, a $1.5 million increase in allowance for deferred rental revenue, and a $2.2 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.69 per share for the six months ended June 30, 2013, as compared to $0.30 for the six months ended June 30, 2012. Diluted FFO per share for the six months ended June 30, 2013 was $0.59 per share, as compared to $0.52 per share for the six months ended June 30, 2012. Diluted AFFO per share for the six months ended June 30, 2013 was $0.54 per share, as compared to $0.48 per share for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under our Credit Agreement that matures in August 2015, described below, and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement (as defined below) and available cash and cash equivalents. Net cash flow provided by operating activities reported in our consolidated statement of cash flows for the six months ended June 30, 2013 and 2012 were $10.0 million and $10.4 million, respectively. Total borrowings outstanding under the Credit Agreement as of June 30, 2013 were $121.0 million, bearing interest at an average effective rate of 3.25% per annum. Our business operations and liquidity is dependent on our ability to generate cash flow from our properties.

Debt Refinancing

As of December 31, 2012, we were a party to a $175.0 million amended and restated senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and a $25.0 million amended term loan agreement with TD Bank, both of which were scheduled to mature in March 2013. As of December 31, 2012, borrowings under the credit agreement were $150.3 million bearing interest at a rate of 3.25% per annum and borrowings under the term loan agreement were $22.0 million bearing interest at a rate of 3.50% per annum. On February 25, 2013, the borrowings then outstanding under such credit agreement and term loan agreement were repaid with cash on hand and proceeds of the Credit Agreement and the Prudential Loan Agreement (as defined below).

Credit Agreement

On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on certain of our properties. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the security pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition. Please refer to note 4 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured long-term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. Please refer to note 4 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the six months ended June 30, 2013 and 2012 amounted to $72.7 million and $2.5 million, respectively, substantially all of which was for acquisitions. We are evaluating potential capital expenditures for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have committed to co-invest as much as $14.1 million in capital improvements in our properties. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see Part I, Item 2. Properties”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2012.) To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with Capitol. The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. The acquisition was financed with $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling from the IRS to the effect that the procedure is applicable to our situation. Without obtaining such private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $10.9 million, or $0.325 per share, for the six months ended June 30, 2013. There can be no assurance that we will be able to continue to pay cash dividends at the current rate of $0.20 per share per quarter in cash or a combination of cash and our stock, if at all.

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

For our triple-net leases, our tenants are directly responsible to pay for: (i) the retirement and decommissioning or removal of USTs and other equipment, (ii) remediation of environmental contamination they cause and compliance with various environmental laws and regulations as the operators of our properties, and (iii) environmental liabilities allocated to them under the terms of our leases and various other agreements. We are contingently liable for these obligations in the event that our tenants do not satisfy their responsibilities. Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as all environmental liabilities discovered during the term of the Master Lease, including: (i) remediation of environmental contamination Marketing caused and compliance with various environmental laws and regulations as the operator of our properties, and (ii) known and unknown environmental liabilities allocated to Marketing under the terms of the Master Lease and various other agreements with us relating to Marketing’s business and the properties it leased from us (collectively, the “Marketing Environmental Liabilities”). A liability has not been accrued for obligations that are the responsibility of our tenants (other than the Marketing Environmental Liabilities accrued in the fourth quarter of 2011) based on our tenants’ history of paying such obligations and/or our assessment of their financial ability and intent to pay their share of such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of certain triple-net leases whose term commenced through June 30, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, we removed $12.0 million of asset retirement obligations and $10.2 million of net asset retirement costs related to USTs from our balance sheet through June 30, 2013. The net amount of $1.8 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of June 30, 2013, December 31, 2012 and December 31, 2011, we had accrued $45.2 million, $46.2 million and $57.7 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.3 million and $1.6 million of net accretion expense was recorded for the six months ended June 30, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2013 and 2012, we recorded credits aggregating $0.7 million and $2.6 million, respectively, to environmental expenses included in continuing operations and earnings from discontinued operating activities where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the six months ended June 30, 2013 and 2012, we increased the carrying value of certain of our properties by $4.7 million and $3.7 million, respectively, due to increases in estimated remediation costs. We simultaneously record impairment charges where the increased carrying value of the property exceeds its estimated fair value. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the six months ended June 30, 2013 and 2012 includes $1.2 million and $3.2 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $22.1 million and $23.5 million as of June 30, 2013 and December 31, 2012, respectively.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2013 and December 31, 2012, we had accrued an aggregate $4.0 million and $3.6 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II, Item 1. Legal Proceeding” and to note 3 to our accompanying unaudited consolidated financial statements in “Part I Financial Information, Item 1 Financial Statements”, which appear in this Quarterly Report on Form 10-Q for additional information with respect to these and other pending environmental lawsuits and claims.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: Marketing and our efforts, expectations, and ability to reposition the properties that were previously subject to the Master Lease; our expectations that we may receive funds from the liquidation of the Marketing Estate to satisfy our claims against the Marketing Estate; our expectations that we may collect amounts we advance under the Litigation Funding Agreement; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning of our properties; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, the Property Expenditures and the Capital Improvements; our expectations regarding eviction proceedings initiated to take control of our properties; the impact of the developments related to repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters, including matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; and our ability to maintain our federal tax status as a real estate investment trust.

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

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing, the process of taking control of our properties, including the likelihood of our success in the eviction proceedings we have commenced, and repositioning such properties; the liquidation of the Marketing Estate and risks associated with prosecuting the Lukoil Complaint, including our obligations under the Litigation Funding Agreement; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties; our ability to obtain favorable terms on any properties that we sell or re-let; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; dilution as a result of future issuances of equity securities; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; and terrorist attacks and other acts of violence and war.

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

Based on our average outstanding borrowings under the Credit Agreement projected at approximately $121.0 million for the remainder of 2013, an increase in market interest rates of 0.50% effective July 1, 2013 would decrease our 2013 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the approximately $121.0 million outstanding borrowings under the Credit Agreement (which includes the additional borrowings used to partially fund the acquisition of properties in May 2013) is indicative of our future average floating interest rate borrowings for 2013 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings and property dispositions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

There have not been any material changes to the information previously disclosed in “Part I, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012 except as follows:

We are a party to a case involving a large number of gas station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the New Jersey Department of Environmental Protection. This New Jersey case (the “New Jersey MDL Proceedings”) are among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs and is asserting various natural resource damage claims. The New Jersey MDL Proceedings name us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. Although we have engaged in preliminary settlement communications with the plaintiffs, we do not believe these communications have resulted in realistic proposals given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. While litigation is inherently unpredictable, the outcome of the New Jersey MDL Proceedings may have a material impact on our financial results for the period in which they are resolved, and could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012 except as follows:

We are repositioning our properties that were previously leased to Marketing. We expect to incur significant costs associated with repositioning these properties and we expect to generate less net revenue after leasing or selling these properties. The incurrence of these costs and receipt of less net revenue may materially negatively impact our cash flow and ability to pay dividends.

We are continuing to reposition the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and expect that we will sell and lease these properties over time. As of June 30, 2013, we had approximately 290 transitional properties in our portfolio which are not considered core to our business. These properties are held for sale or lease or subject to eviction proceedings. In addition, we have commenced lease restructuring discussions with a tenant that leases 84 of these properties from us. The timing of pending transactions may be affected by factors beyond our control and we cannot predict the timing or terms of any future sales or leases.

We have entered into month-to-month license agreements and interim fuel supply arrangements with respect to certain of our operating properties. The remaining properties previously leased to Marketing that are not subject of triple-net leases are either subject to month-to-month licensing agreements or are vacant. Our month-to-month license agreements allow the licensee to occupy and to use the properties for gas stations, convenience stores, automotive repair service facilities or other businesses. We receive monthly payments from the licensee-operators while remaining responsible for all operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep related to the properties previously leased to Marketing which are not subject to triple-net leases (“Property Expenditures”), until we sell or lease on a triple-net basis these properties that are not currently subject to triple-net leases. In addition, we will continue to pay certain environmental related liabilities and expenses which Marketing was responsible to pay for (the “Marketing Environmental Liabilities”). Subject to various site-specific factors, we expect to continue to pay for varying types of Property Expenditures, and capital improvements, including replacing underground storage tanks and related equipment or other renovations (“Capital Improvements”), and Marketing Environmental Liabilities over a period of years relating to the properties previously subject to the Master Lease.

We are pursuing eviction proceedings involving approximately 40 of our properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not accepted license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Eviction proceedings involving 26 of our properties in the State of Connecticut have materially adversely impacted our tenant, NECG Holdings Corp (“NECG”).

NECG is not current in its rent and certain other obligations due to us under its lease. We have commenced discussions with NECG to restructure the NECG Lease including a modification which we believe is likely to result in the removal of approximately 25 to 30 properties.

We are currently generating less net revenue from the leasing of these transitional properties and we expect that following the completion of the repositioning process, we will continue to generate less net revenue from the properties that were previously leased to Marketing than previously received from Marketing. In addition, dependent on factors related to each site we expect to directly pay for Property Expenditures during the repositioning process and possibly thereafter and for Capital Improvements over a period of years.

We have increased the number of our tenants significantly and are performing other property related functions previously performed by Marketing, both of which have resulted in permanent increases in our annual operating expenses. Costs involved with re-letting or repositioning properties formerly leased to Marketing and pursuit of our claims in connection with Marketing’s bankruptcy have resulted in increases to our operating expenses.

It is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business. The incurrence of these costs and receipt of less net revenue from our properties that were subject to the Master Lease may materially negatively impact our cash flow and ability to pay dividends.

We maintain significant pre-petition and post-petition claims against Marketing. We cannot provide any assurance that we will realize the proceeds we are expecting from the Lukoil Settlement.

As part of Marketing’s bankruptcy proceeding, we maintain significant pre-petition and post-petition claims against Marketing (the “Marketing Estate”). Certain of our claims are considered administrative claims (the “Administrative Claims”) and have priority over other claims. We have agreed to cap our aggregate priority administrative claims at the amount of $10.5 million, together with interest from May 1, 2012 until paid at the rate provided in the Master Lease. We received distributions from the Marketing Estate reducing our Administrative Claim by $4.7 million in the aggregate in 2012 through June 30, 2013. As a result of the Lukoil Settlement, we expect to receive the remaining amount due for our Administrative Claim and accrued interest aggregating $6.6 million. (Please refer to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.) We cannot provide any assurance that we will realize the proceeds we are expecting from the Lukoil Settlement.

We have agreed to advance funds to the liquidating trustee of the Marketing Estate. We cannot give any assurance that we will realize the proceeds we are expecting from the Lukoil Settlement.

The Bankruptcy Court has appointed a liquidating trustee to oversee the liquidation of the Marketing Estate. In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserted, among other claims, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance, and that the assets or their value can be recovered from Lukoil. In addition, the Lukoil Complaint asserted that the former directors and officers violated their fiduciary duties to Marketing in approving and effectuating the challenged sale, and are liable for money damages. On July 17, 2013, the Marketing Estate, Lukoil and certain directors and officers of Marketing agreed to settle the Lukoil Complaint. The terms of the settlement include a release of the defendants from the claims alleged by the Marketing Estate in the Lukoil Complaint and a collective payment by or on behalf of the defendants to the Marketing Estate of $93.0 million (the “Lukoil Settlement”). On July 29, 2013, the Bankruptcy Court issued an order approving the Lukoil Settlement.

In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.7 million to fund the prosecution of the Lukoil Complaint and certain expenses incurred by the Marketing Estate (the “Litigation Funding Agreement”). We advanced $6.5 million in the aggregate through June 30, 2013 to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provides that we are entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement. As a result of the Lukoil Settlement, we expect to receive a payment of $25.9 million based on the terms of the Litigation Funding Agreement, which is comprised of $2.2 million related to advances for wind-down costs and expert witness and consultant fees, $0.1 million of accrued interest, $22.3 million of return on our investment due for advances of legal fees and expenses and $1.3 million for reimbursable legal fees. Payments that we receive pursuant to the Litigation Funding Agreement will not reduce our Administrative Claim or our other pre-petition and post-petition claims against Marketing. We are investigating whether a portion of the payments we receive pursuant to the Litigation Funding Agreement may be subject to federal income taxes. We cannot provide any assurance that we will realize the proceeds we are expecting from the Lukoil Settlement.

We are defending pending lawsuits and claims and are subject to material losses.

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs, contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) and releases of motor fuel into the environment, and toxic tort claims. For example, we are currently involved in several proceedings described in “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” in this Quarterly Report on Form 10-Q. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from such lawsuits and claims, if any, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation obligations and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed on March 18, 2013.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our shareholders. Uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period or may cause us to fail to qualify as a REIT.

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

Many of the REIT requirements are highly technical and complex. If we were to fail to meet the requirements, or if the Internal Revenue Service were to successfully assert that our earnings and profits were greater than the amount distributed, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend to eliminate any earnings and profits that were not distributed. We may have to borrow money or sell assets to pay such a deficiency dividend.

We cannot guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1**	Request for Waiver - Credit Agreement, dated February 25, 2013, among Getty Realty Corp., the lenders party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent and certain other parties thereto dated July 9, 2013

10.2**	Request for Waiver - Note Purchase and Guarantee Agreement, dated February 25, 2013, among Getty Realty Corp. (the “Company”), each of the Company’s Subsidiaries party thereto as guarantors, the Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company dated July 9, 2013

10.3	Letter Agreement between Getty Properties Corp. and The Getty Petroleum Liquidating Trust, Alfred T. Giuliano, as Liquidating Trustee dated October 3, 2012

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350 (a)

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. § 1350 (a)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(a)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getty Realty Corp.
(Registrant)

BY:	/s/ Thomas J. Stirnweis
(Signature)
THOMAS J. STIRNWEIS
Vice President and
Chief Financial Officer
August 8, 2013

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and
Chief Executive Officer
August 8, 2013