Form 10-Q
period 2013-09-30
GETTY REALTY CORP /MD/
filed 2013-11-12
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Registrant had outstanding 33,396,880 shares of Common Stock, par value $.01 per share, as of November 12, 2013.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:
Real Estate:
Land	$351,700	$318,814
Buildings and improvements	202,473	208,325

	554,173	527,139
Less — accumulated depreciation and amortization	(98,809)	(106,931)

Real estate held for use, net	455,364	420,208
Real estate held for sale, net	30,061	25,340

Real estate, net	485,425	445,548
Net investment in direct financing leases	97,436	91,904
Deferred rent receivable (net of allowance of $1,531 as of September 30, 2013 and $0 as of December 31, 2012)	17,565	12,448
Cash and cash equivalents	4,670	16,876
Notes, mortgages and accounts receivable (net of allowance of $3,144 at September 30, 2013 and $25,371 at December 31, 2012)	38,945	41,865
Prepaid expenses and other assets	45,072	31,940

Total assets	$689,113	$640,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$63,500	$150,290
Term loans	100,000	22,030
Environmental remediation obligations	45,169	46,150
Dividends payable	6,738	4,202
Accounts payable and accrued liabilities	55,463	45,160

Total liabilities	270,870	267,832

Commitments and contingencies (notes 1, 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,396,880 at September 30, 2013 and 33,396,720 at December 31, 2012	334	334
Paid-in capital	462,170	461,426
Dividends paid in excess of earnings	(44,261)	(89,011)

Total shareholders’ equity	418,243	372,749

Total liabilities and shareholders’ equity	$689,113	$640,581

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Revenues from rental properties	$25,425	$21,591	$72,360	$72,078
Interest on notes and mortgages receivable	707	726	2,467	2,107
Other revenue (note 2)	3,126	—	3,126	—

Total revenues	29,258	22,317	77,953	74,185

Operating expenses:
Rental property expenses	6,385	7,576	20,563	20,375
Impairment charges	538	999	1,364	2,919
Environmental expenses	6,184	165	8,653	201
General and administrative expenses	(4,613)	5,003	851	25,047
Allowance for deferred rent receivable	—	—	1,531	—
Depreciation and amortization expense	2,414	2,734	7,047	8,644

Total operating expenses	10,908	16,477	40,009	57,186

Operating income	18,350	5,840	37,944	16,999
Other income, net	19	211	53	503
Interest expense	(3,074)	(2,896)	(8,966)	(7,071)

Earnings from continuing operations	15,295	3,155	29,031	10,431
Discontinued operations:
Loss from operating activities	(420)	(7,196)	(3,673)	(7,604)
Gains from dispositions of real estate (note 2)	27,002	576	39,608	3,819

Earnings (loss) from discontinued operations	26,582	(6,620)	35,935	(3,785)

Net earnings (loss)	$41,877	$(3,465)	$64,966	$6,646

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.45	$0.09	$0.86	$0.31
Earnings (loss) from discontinued operations	$0.80	$(0.19)	$1.08	$(0.11)
Net earnings (loss)	$1.25	$(0.10)	$1.94	$0.20
Basic and diluted weighted-average shares outstanding	33,397	33,396	33,397	33,395

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$64,966	$6,646
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	7,498	10,966
Impairment charges	7,717	10,552
Gains on dispositions of real estate	(39,581)	(3,819)
Deferred rent receivable, net of allowance	(5,117)	(2,858)
Allowance (credit) for accounts receivable	(21,006)	16,524
Other	4,391	5,704
Changes in assets and liabilities:
Accounts receivable, net	22,184	(14,968)
Prepaid expenses and other assets	102	(7,750)
Environmental remediation obligations	(10,358)	(5,169)
Accounts payable and accrued liabilities	8,005	(3,578)

Net cash flow provided by operating activities	38,801	12,250

Cash flows from investing activities:
Property acquisitions and capital expenditures	(73,353)	(2,494)
Proceeds from dispositions of real estate	51,276	5,882
Increase in cash held for property acquisitions	(6,880)	(3,287)
Issuance of notes and mortgages receivables	(4,138)	—
Collection of notes and mortgages receivable	10,803	1,169
Other	735	—

Net cash flow provided by (used in) investing activities	(21,557)	1,270

Cash flows from financing activities:
Borrowings under credit agreements	129,400	4,000
Repayments under credit agreements	(216,190)	—
Borrowings under term loan agreement	100,000	—
Repayments under term loan agreement	(22,030)	(585)
Payments of cash dividends	(17,680)	(4,202)
Payments of loan origination costs	(2,842)	(4,044)
Other	(108)	—

Net cash flow used in financing activities	(29,450)	(4,831)

Net increase (decrease) in cash and cash equivalents	(12,206)	8,689
Cash and cash equivalents at beginning of period	16,876	7,698

Cash and cash equivalents at end of period	$4,670	$16,387

Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$7,192	$4,550
Income taxes paid, net	450	417
Environmental remediation obligations	9,329	2,279
Non-cash transactions:
Issuance of mortgages related to property dispositions	4,923	2,561

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

Fair Value Hierarchy: The preparation of financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”— inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”— inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”— inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis.

We had a receivable of $2,972,000 as of December 31, 2012, that was measured at fair value on a recurring basis using Level 3 inputs. Pursuant to the terms of the Litigation Funding Agreement (as defined below), in the third quarter of 2013, we received a payment of $25,096,000 related to this receivable. We elected to account for the advances, accrued interest and litigation reimbursements due to us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of the Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement are within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs include the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil (as such capitalized terms are defined below). We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller.

We have mutual fund assets that are measured at fair value on a recurring basis using Level 1 inputs. We have a Supplemental Retirement Plan for executives and other senior management employees. The amounts held in trust under the Supplemental Retirement Plan may be used to satisfy claims of general creditors in the event of the Company’s or any of its subsidiaries’ bankruptcy. We have liability to the employees participating in the Supplemental Retirement Plan for the participant account balances equal to the aggregate of the amount invested at the employees’ direction and the income earned in such mutual funds.

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2013 and December 31, 2012 of $7,173,000 and $4,967,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of September 30, 2013 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$3,232	$—	$—	$3,232
Liabilities
Deferred Compensation	$3,232	$—	$—	$3,232

The following summarizes as of December 31, 2012 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$2,972	$2,972
Mutual funds	$3,013	$—	$—	$3,013
Liabilities
Deferred Compensation	$3,013	$—	$—	$3,013

Discontinued Operations: We report as discontinued operations 131 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. Discontinued operations, including gains and losses, impairment charges and the operating results for properties disposed of in 2013 and 2012 and impairment charges and operating results of properties classified as held for sale, are included in a separate component of income in our consolidated statements of operations. The operating results and impairment charges of such properties for the three and nine months ended 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. The properties currently being marketed for sale have a net carrying value aggregating $30,061,000 and are included in real estate held for sale, net in our consolidated balance sheets.

The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenues from rental properties	$591	$1,208	$2,185	$8,781
Impairment charges	(2,727)	(6,407)	(6,353)	(7,633)
Other operating (expenses) credit	1,716	(1,997)	495	(8,752)

Loss from operating activities	(420)	(7,196)	(3,673)	(7,604)
Gains from dispositions of real estate	27,002	576	39,608	3,819

Earnings (loss) from discontinued operations	$26,582	$(6,620)	$35,935	$(3,785)

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

We recorded non-cash impairment charges aggregating $3,265,000 and $7,717,000 for the three and nine months ended September 30, 2013, respectively and $7,406,000 and $10,552,000 for the three and nine months ended September 30, 2012, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeded the projected undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the nine months ended September 30, 2013 and 2012 were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received to sell the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the fair value hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to

2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2009, 2010 and 2011, and tax returns which will be filed for the year ended 2012, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2012.

In the third quarter of 2013, we submitted to the Internal Revenue Service a request seeking a ruling that a portion of the payments we received from the Marketing Estate related to the Litigation Funding Agreement, (see note 2 for additional information regarding the Lukoil Settlement and the Litigation Funding Agreement), be treated either as qualifying income or excluded from gross income for the purposes of the REIT qualification gross income tests either as a matter of law or pursuant to the discretionary authority granted by Congress to the Internal Revenue Service to determine whether certain types of income are an outgrowth of a REIT’s business of owning and operating real estate. The tests provide that 95% and 75% of a REIT’s gross income must be derived from qualified passive income sources as defined in the respective tests, such as rents from real properties. If we do not receive a favorable ruling on this matter we may incur a tax liability equal to (A) to the greater of the amount by which we fail to meet either the 95% or 75% income test multiplied (B) by the fraction the numerator of which is our net income (determined in a certain manner) and the denominator of which is our gross income for the tax year. Income excluded from gross income for the purposes of the REIT qualification gross income tests is; however, included in the calculation of taxable income and in the determination of distributions required as a REIT to be made to our shareholders. Based on prior administrative practices and rulings regarding similar circumstances made by the Internal Revenue Service, we believe that we will receive a favorable ruling from the Internal Revenue Service; therefore, we have not accrued for taxes or penalties related to this uncertain tax position as of September 30, 2013. An unfavorable outcome of this matter could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Earnings from continuing operations	$15,295	$3,155	$29,031	$10,431
Less dividend equivalents attributable to restricted stock units outstanding	(134)	(27)	(255)	(67)

Earnings from continuing operations attributable to common shareholders used for basic earnings per share calculation	15,161	3,128	28,776	10,364
Earnings (loss) from discontinued operations	26,582	(6,620)	35,935	(3,785)

Net earnings (loss) attributable to common shareholders used for basic earnings per share calculation	$41,743	$(3,492)	$64,711	$6,579

Basic and diluted weighted-average number of common shares outstanding	33,397	33,396	33,397	33,395
Restricted stock units outstanding at the end of the period	296	216	296	216

2. LEASES

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the term of their lease and in certain cases also for preexisting environmental contamination. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of September 30, 2013, we owned 891 properties and leased 125 properties from third parties. Our 1,016 properties are located in 21 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions.

Approximately 630 of the properties we own or lease as of September 30, 2013 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

The Master Lease was rejected by Marketing and terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserted, among other allegations, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance and that the former directors and officers of Marketing breached their fiduciary obligations. In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6,725,000 to prosecute the Lukoil Complaint and for certain other expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). The Litigation Funding Agreement provided that we would receive proceeds from any successful resolution or settlement of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee from the Lukoil Complaint. We advanced $6,526,000 in the aggregate to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provided that we were entitled to be reimbursed for up to $1,300,000 of our legal fees in connection with the Litigation Funding Agreement.

On July 29, 2013, the Bankruptcy Court approved a settlement between Lukoil and certain former directors and officers of Marketing, collectively, and the Marketing Estate, of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a release of the defendants from the claims alleged in the Lukoil Complaint and a collective payment to the Marketing Estate of $93,000,000. In August 2013, the settlement payment was received by the Marketing Estate of which $25,096,000 was distributed to us pursuant to the Litigation Funding Agreement and $6,585,000 was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease. Although we believe it is not likely, a portion of the payments we received pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (See “Income Taxes” in note 1 for additional information regarding uncertain tax positions.)

We may realize additional distributions from the Marketing Estate for our remaining general unsecured claims stemming from Marketing’s default of its obligations under the Master Lease as and when assets that remain in the Marketing Estate become available for distribution to Marketing’s creditors. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Of the $25,096,000 received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement,

$7,976,000 was applied to the advances made to the Marketing Estate plus accrued interest; $13,994,000 was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed; and the remainder of $3,126,000 was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in our consolidated statement of operations as other revenue.

In accordance with GAAP, we recognized in revenue from rental properties in our consolidated statements of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provided bad debt reserves included in general and administrative expenses and in earnings (loss) from discontinued operations in our consolidated statements of operations for our estimate of uncollectible amounts due from Marketing. We reduced previously provided bad debt reserves related to uncollected rent and real estate taxes due from Marketing by $567,000 for the three months ended September 30, 2012, netting to $15,654,000 of bad debt reserves provided for the nine months ended September 30, 2012. We reduced the net reserve of $22,782,000 provided through December 31, 2012 by $8,788,000 in the six months ended June 30, 2013 as a result of receiving cash from the Marketing Estate and our estimate of cash we expected to receive from the Marketing Estate pursuant to our post-petition priority claims. We further reduced, thereby eliminating, the previously provided reserves by $13,994,000 in the three months ended September 30, 2013 as a result of receiving and applying to our remaining trade accounts receivable balance due from Marketing such amount from the proceeds Marketing received from the Lukoil Settlement. The net increase in our bad debt reserve for uncollectible amounts due from Marketing for the nine months ended September 30, 2012 of $15,654,000 is reflected in our consolidated statement of operations by increasing general and administrative expenses in continuing operations by $12,145,000 and decreasing earnings from operating activities included in discontinued operations by $3,509,000.The reduction in our bad debt reserve for uncollectible amounts due from Marketing for the nine months ended September 30, 2013 of $22,782,000 is reflected in our consolidated statement of operations by reducing general and administrative expenses in continuing operations by $17,675,000 and increasing earnings from operating activities included in discontinued operations by $5,107,000.

Following the rejection and termination of the Master Lease in Marketing’s bankruptcy proceedings, we entered into long-term triple-net leases with petroleum distributors for ten separate property portfolios comprising 443 properties in the aggregate and month-to-month license agreements with occupants of approximately 110 properties (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of certain Property Expenditures (as defined below) and environmental costs. Approximately 70 properties previously subject to the Master Lease are currently vacant, and are being marketed for sale

The long-term triple-net leases with petroleum distributors for the ten separate property portfolios comprising 443 properties in the aggregate are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the aggregate volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks (“USTs”) that are owned by our tenants. We have committed to co-invest up to $14,080,000 in the aggregate with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. As part of these triple-net leases, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $12,136,000 of asset retirement obligations and $10,269,000 of net asset retirement costs related to USTs from our balance sheet through September 30, 2013. The net amount of $1,867,000 is recorded as deferred rental revenue and is recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $3,512,000 of lease origination costs through September 30, 2013, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Following the rejection and termination of the Master Lease in Marketing’s bankruptcy proceedings, we increased our effort to dispose of certain properties in order to monetize their value. Gains from dispositions of real estate are generally included in discontinued operations in our consolidated statements of operations. There were 94 and 29 property dispositions during the nine months ended September 30, 2013 and 2012, respectively, of which there were 17 and 14 property dispositions during the three months ended September 30, 2013 and 2012, respectively. In addition, there were 25 property dispositions during the fourth quarter of 2012 and we had 131 properties which met the criteria to be accounted for as held for sale as of September 30, 2013. Substantially all of the properties sold or classified as held for sale were previously leased to Marketing. The timing of pending or anticipated dispositions may be affected by factors beyond our control and we cannot predict when or on what terms sales will ultimately be consummated.

Revenues from rental properties included in continuing operations for the three and nine months ended September 30, 2013 were $25,425,000 and $72,360,000, respectively. Revenues from rental properties included in continuing operations for the three and nine months ended September 30, 2012 were $21,591,000 and $72,078,000, respectively, of which $102,000 and $17,653,000, respectively, was due from Marketing under the Master Lease prior to its rejection on April 30, 2012. Revenues from rental properties and rental property expenses included in continuing operations include $3,827,000 and $10,920,000 for the three and nine months ended September 30, 2013, respectively, and $2,325,000 and $9,769,000 for the three and nine months ended September 30, 2012, respectively, for real estate taxes paid by us which were reimbursable by our tenants. Revenues from rental properties included in continuing operations for the nine months ended September 30, 2013 also include a net loss of $1,339,000 for amounts realized under interim fuel supply agreements, as compared to a net gain of $1,003,000 for the nine months ended September 30, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $2,203,000 and $5,947,000 for the three and nine months ended September 30, 2013, respectively, as compared to $1,459,000 and $2,994,000 for the three and nine months ended September 30, 2012, respectively.

The components of the $97,436,000 net investment in direct financing leases as of September 30, 2013 are minimum lease payments receivable of $206,381,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $122,924,000.

As of September 30, 2013, we leased 143 properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 59 gasoline station and convenience store properties to CPD NY Energy Corp. (“CPD NY”) and, as part of the repositioning of the portfolio of properties previously leased to Marketing, we lease 84 properties to NECG Holdings Corp. (“NECG”). CPD NY and NECG represent 21% and 18% of our revenues for the nine months ended September 30, 2013 and 2012, respectively.

The selected combined unaudited financial data of CPD NY and NECG (from inception on May 1, 2012), which has been prepared by Chestnut Petroleum Dist. Inc.’s management, is provided below.

(in thousands)

Operating Data:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total revenue	$143,191	$136,505	$410,182	$368,300
Gross profit	10,054	8,201	29,841	26,575
Net income (loss)	1,243	(808)	2,702	900

Balance Sheet Data:

	September 30,	December 31,
	2013	2012
Current assets	$16,227	$9,529
Noncurrent assets	25,323	21,326
Current liabilities	10,372	4,800
Noncurrent liabilities	18,878	21,624

Eviction proceedings are ongoing in the State of Connecticut against approximately 26 of Marketing’s former subtenants (or sub-subtenants) each of whom continue to occupy properties subject to our lease with NECG. These ongoing eviction proceedings have materially adversely impacted our tenant, NECG. The Connecticut Superior Court has ruled in our favor with respect to all of these locations. However, the operators against whom these Superior Court rulings were made have appealed the decisions and remain in occupancy of the subject sites during the pendency of such appeal. We remain confident that we will prevail in the appeal and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014.

In August 2013, we entered into an agreement to modify the lease with NECG. This lease modification agreement includes provisions under which we can recapture and sever 26 properties from the lease. As a result of the disruption and costs associated with the litigation, NECG was not current in its rent and certain other obligations due to us under its lease. We increased our accounts receivable bad debt reserves by approximately $1,152,000 in the second quarter of 2013 so that the total bad debt reserve related to NECG as of June 30, 2013 and September 30, 2013 is approximately $1,902,000 in aggregate.

We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the unitary lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the six months ended June 30, 2013. Accordingly, during the second quarter of 2013, we recorded a non-cash allowance for deferred rent receivable of $1,531,000. This non-cash allowance reduced our net earnings for the nine months ended September 30, 2013, but did not impact our cash flow from operating activities.

3. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2013 and December 31, 2012, we had accrued an aggregate of $9,068,000 and $3,615,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $5,471,000 and $128,000 for these matters during the nine months ended September 30, 2013 and 2012, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for some of these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, an aggregate of $2,025,000 to settle two plaintiff classes covering 52 cases and another case brought by the City of New York. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP (the “New Jersey MDL Proceedings”). Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for insurance coverage that we believe is provided under pollution insurance policies previously obtained by Marketing and under which the Company is entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiff’s settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss of up to $6,000,000 in excess of the amount accrued as of September 30, 2013 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Due to the near-term maturity of our outstanding debt as of December 31, 2012, the carrying value of the borrowings outstanding as of December 31, 2012 approximated fair value. As of September 30, 2013, the carrying value of the borrowings outstanding under the Credit Agreement and the Prudential Loan Agreement approximated fair value. The fair value of the projected average borrowings outstanding under our revolving credit agreements and the borrowings outstanding under our term loan agreements were determined using a discounted cash flow technique that incorporates a market interest yield curve based on market data obtained from sources independent of us that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable Level 3 inputs. We classified our valuations of the borrowings outstanding under the Credit Agreement and the Term Loan Agreement entirely within Level 3 of the Fair Value Hierarchy.

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

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for remediation of environmental contamination that arises during the term of their tenancy, for compliance with various environmental laws and regulations as the operators of our properties, and for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to remediate environmental contamination that exists at the premises at the commencement of the lease and is either known at the time the lease commences or is discovered by the tenant during the first ten years of the lease term, to within applicable regulatory standards (“Closure”), at which time our environmental liability under the lease for remediation of that contamination will be deemed satisfied. Under most of our other triple net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including contamination that existed prior to commencement of the lease) is contractually allocated to our tenant.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as remediation of environmental contamination Marketing caused and all unknown environmental liabilities discovered during the term of the Master Lease (collectively, the “Marketing Environmental Liabilities”). In the fourth quarter of 2011, we accrued for the Marketing Environmental Liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any of our current tenants based on our tenant’s history of paying such obligations and/or our assessment of its financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of the triple-net leases whose term commenced through September 30, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through September 30, 2013, we removed $12,136,000 of asset retirement obligations and $10,269,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $1,867,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of September 30, 2013 and December 31, 2012, we had accrued $45,169,000 and $46,150,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2,119,000 and $2,250,000 of net accretion expense was recorded for the nine months ended September 30, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $1,031,000 and $2,859,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the nine months ended September 30, 2013 and 2012, we increased the carrying value of certain of our properties by $8,657,000 and $4,420,000, respectively, due to increases in estimated remediation costs. The recognition, and subsequent changes in estimates, in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012 aggregated $1,648,000 and $4,492,000, respectively, for depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $22,423,000 and $23,549,000 as of September 30, 2013 and December 31, 2012, respectively.

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

6. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2013 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2012	33,396,720	$334	$461,426	$(89,011)	$372,749
Net earnings				64,966	64,966
Dividends				(20,216)	(20,216)
Stock-based employee compensation expense	160	—	744		744

Balance, September 30, 2013	33,396,880	$334	$462,170	$(44,261)	$418,243

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2013 or December 31, 2012.

7. PROPERTY ACQUISTITIONS

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72,500,000 in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. We utilized $11,500,000 of proceeds from 1031 exchanges, $57,500,000 of borrowings under our Credit Agreement and cash on hand to fund this acquisition.

We accounted for these transactions as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $62,365,000 of the purchase price to land, buildings and equipment, $6,267,000 to direct financing leases and $3,868,000 to in-place leases and other intangible assets. Revenues from rental properties and income from continuing operations in our statements of operations for the nine months ended September 30, 2013 include $2,501,000 and $1,577,000, respectively, related to these acquisitions. We incurred transaction costs of $476,000 directly related to acquisitions which are included in general and administrative expenses in our consolidated statements of operations. The future contractual minimum annual rent receivable from Capitol on a calendar year basis is as follows: 2013 — $3,762,000, 2014 — $5,830,000, 2015 — $5,830,000, 2016 — $5,908,000, 2017 — $6,026,000, 2018 — $6,147,000 and $64,195,000 thereafter.

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

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$29,258	$23,901	$80,188	$78,933

Net earnings (loss)	$41,877	$(2,646)	$66,215	$9,143

Basic and diluted net earnings (loss) per common share	$1.25	$(0.08)	$1.98	$0.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appear in our Annual Report on Form 10-K for the year ended December 31, 2012; “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the period ended June 30, 2013; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of September 30, 2013, we owned 891 properties and leased 125 properties from third parties. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the term of their lease and in certain cases also for preexisting environmental contamination. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding our real estate business, our properties and environmental matters, see “Part I, Item 1. Business — Real Estate Business” and “Part I, Item 2. Properties”, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Environmental Matters” below.)

Core Net Lease Portfolio

As of September 30, 2013, we leased approximately 750 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of approximately 660 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and approximately 90 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Certain leases also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

The core net lease portfolio includes the 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” we recently acquired for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”) in May 2013.

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality, geographically diversified real estate portfolios. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios. We cannot provide any assurance that we will be successful making additional investments, or that our current sources of liquidity will be sufficient to fund such investments.

Transitional Properties

As of September 30, 2013, we had approximately 265 transitional properties in our portfolio, substantially all of which were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”). Approximately 110 of these properties are subject to month-to-month license agreements allowing the licensee/occupants (substantially all of whom were Marketing’s former subtenants) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses; approximately 70 these properties are currently vacant (many of which have had their underground storage tanks removed); and 84 of these properties are leased to NECG Holdings Corp. (“NECG”) under a unitary lease (the “NECG Lease”). In August 2013, we entered into an agreement to modify the NECG Lease. This lease modification agreement includes provisions under which we can recapture and sever from the NECG Lease up to 26 properties.

We continue to reposition these properties and expect that we will either sell, enter into new leases, or modify existing leases on these transitional properties over time. Although we are currently working on the repositioning of these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

•	Property Dispositions. During the nine months ended September 30, 2013, we sold 94 properties for $60.9 million in the aggregate. Included in the nine months ended September 30, 2013 totals are the sale of four terminals for approximately $17.4 million and the sale of a property in Manhattan for $23.5 million. Subsequent to September 30, 2013, we have sold 26 properties, including one terminal, for $13.4 million in the aggregate.

•	Properties Held for Sale. We are continuing a process of disposing of assets which we have determined are not part of our core business. In accordance with GAAP, 131 properties have met the criteria to be classified as held for sale as of September 30, 2013.

Leasing Activities. As of the date of this Quarterly Report on Form 10-Q, we are negotiating long–term, triple-net leases for approximately 50 properties previously leased to Marketing. Generally these properties are operating as gas stations and are subject to month-to-month license agreements. We expect that we will lease substantially all of these remaining properties, either individually or in small portfolios. We may make investments in certain of these properties by contributing to capital expenditures required to be made by our new tenants. We cannot predict the timing or the terms of any future leases. It is likely that we will dispose of properties within this group that are not leased.

•	Property Evictions. As of the date of this Quarterly Report on Form 10-Q, we are pursuing evictions on 42 of our properties. The most significant eviction action is against a group of dealers in Connecticut who occupy properties under the NECG Lease, predominantly located in Connecticut and Massachusetts. There are ongoing eviction proceedings involving former Marketing subtenants (or sub-subtenants) who continue to occupy 26 of the properties in the State of Connecticut subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted our tenant, NECG. The Connecticut Superior Court has ruled in our favor with respect to all of these locations. However, the operators against whom these Superior Court rulings were made have appealed the decisions and remain in occupancy of the subject sites during the pendency of such appeal. We remain confident that we will prevail in the appeal and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014.

In addition to the Connecticut evictions, we are pursuing eviction proceedings involving 16 of our other properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not entered into license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

For the transitional properties subject to month-to-month license agreements, or which are vacant, operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs typically exceed licensing revenues. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the nine months ended September 30, 2013, we incurred $6.7 million of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses. It is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

Our estimates, judgments, assumptions and beliefs regarding our properties affect the amounts reported in our financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we are unable to re-let or sell, upon terms that are favorable to us, our properties; if the amounts realized from the disposition of assets held for sale vary significantly from our estimates of fair value; or if we change our estimates, judgments, assumptions and beliefs; our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected or adversely affected to a greater extent than we have experienced.

Marketing and the Master Lease

Approximately 630 of the properties we own or lease as of September 30, 2013 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Master Lease was rejected by Marketing and terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). The Liquidating Trustee continues to oversee the Marketing Estate and pursue claims for the benefit of its creditors, including those related to the recovery of various deposits, including surety bonds, insurance policy claims and claims made to state funded tank reimbursement programs. We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $4.0 million is included in general and administrative expense for the nine months ended September 30, 2013.

In December 2011, the Marketing Estate filed a lawsuit against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”), as well as the former directors and officers of Marketing (the “Lukoil Complaint”). The Lukoil Complaint asserted, among other allegations, that Marketing’s sale of assets to Lukoil in November 2009 constituted a fraudulent conveyance and that the former directors and officers of Marketing breached their fiduciary obligations. In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.7 million to prosecute the Lukoil Complaint and for certain other expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). The Litigation Funding Agreement provided that we would receive proceeds from any successful resolution or settlement of the Lukoil Complaint in an amount equal to the sum of (i) all funds advanced for wind-down costs and expert witness and consultant fees plus interest accruing at 15% per annum on such advances; plus (ii) the greater of all funds advanced for legal fees and expenses relating to the prosecution of the Lukoil Complaint plus interest accruing at 15% per annum on such advances, or 24% of the gross proceeds from any settlement or favorable judgment obtained by the Liquidating Trustee from the Lukoil Complaint. We advanced $6.5 million in the aggregate to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provided that we were entitled to be reimbursed for up to $1.3 million of our legal fees in connection with the Litigation Funding Agreement.

On July 29, 2013, the Bankruptcy Court approved a settlement between Lukoil and certain former directors and officers of Marketing, collectively, and the Marketing Estate, of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a release of the defendants from the claims alleged in the Lukoil Complaint and a collective payment to the Marketing Estate of $93.0 million. In August 2013, the settlement payment was received by the Marketing Estate of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of to our post-petition priority claims related to the Master Lease. Although we believe it is not likely, a portion of the payments we received pursuant to the Litigation Funding Agreement may be subject to federal income taxes. (For information regarding factors that could adversely affect us relating to tax matters, see “Part II, Item 1A. Risk Factors which appears in our Quarterly Report on Form 10-Q for the period ending June 30, 2012 and note 1 in “Item 1. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.)

We may realize additional distributions from the Marketing Estate for our remaining general unsecured claims stemming from Marketing’s default of its obligations under the Master Lease as and when assets that remain in the Marketing Estate become available for distribution to Marketing’s creditors. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $3.3 million and $7.7 million for the three and nine months ended September 30, 2013, respectively, and $7.4 million and $10.6 million for the three and nine months ended September 30, 2012, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis is highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$41,877	$(3,465)	$64,966	$6,646
Depreciation and amortization of real estate assets	2,446	3,492	7,498	10,966
Gains from dispositions of real estate	(26,975)	(578)	(39,581)	(3,819)
Impairment charges	3,265	7,406	7,717	10,552

Funds from operations	20,613	6,855	40,600	24,345
Revenue recognition adjustments	(2,203)	(1,459)	(5,947)	(2,994)
Allowance for deferred rental revenue	—	—	1,531	—
Acquisition costs	66	—	476	—

Adjusted funds from operations	$18,476	$5,396	$36,660	$21,351

Diluted per share amounts:
Earnings (loss) per share	$1.25	$(0.10)	$1.94	$0.20
Funds from operations per share	$0.62	$0.21	$1.21	$0.72
Adjusted funds from operations per share	$0.55	$0.16	$1.09	$0.64
Diluted weighted-average shares outstanding	33,397	33,396	33,397	33,395

RESULTS OF OPERATIONS

Lukoil Settlement:

On July 29, 2013, the Bankruptcy Court approved a settlement between Lukoil and certain former directors and officers of Marketing, collectively, and the Marketing Estate, of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a release of the defendants from the claims alleged in the Lukoil Complaint and a collective payment to the Marketing Estate of $93.0 million of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease. Of the $25.1 million received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement, $8.0 million was applied to the advances made to the Marketing Estate plus accrued interest; $14.0 million was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed of which $10.9 million and $3.1 million was included in continuing operations and discontinued operations, respectively, as a reversal of bad debt expense and the remainder of $3.1 million was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in the Company’s consolidated statement of operations as other revenue.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total revenues included in continuing operations increased by $7.0 million to $29.3 million for the three months ended September 30, 2013, as compared to $22.3 million for the three months ended September 30, 2012. The increase in total revenues for the three months September 30, 2013 was primarily due to $3.1 million of revenue recorded for the partial recovery of damages stemming from Marketing’s default of its obligations under the Master Lease, additional rental revenues received from our May 2013 acquisition and a $1.5 million increase in the real estate taxes we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties and rental property expense included $3.8 million for the three months ended September 30, 2013, as compared to $2.3 million for the three months ended September 30, 2012 for real estate taxes paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Net losses from interim fuel supply agreements reduced revenues from rental properties included in continuing operations by $0.3 million and $0.6 million, respectively for the three months ended September 30, 2013 and 2012. Interest income from notes and mortgages receivable was $0.7 million for the three months ended September 30, 2013 and 2012.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $2.2 million for the three months ended September 30, 2013 and $1.5 million for the three months ended September 30, 2012.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $6.4 million for the three months ended September 30, 2013, as compared to $7.6 million for the three months ended September 30, 2012. The decrease in rental property expenses is principally due to lower maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis.

Non-cash impairment charges of $0.5 million are included in continuing operations for the three months ended September 30, 2013, as compared to $1.0 million recorded for the three months ended September 30, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended September 30, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended September 30, 2013 increased by $6.0 million, to $6.2 million, as compared to $0.2 million for the three months ended September 30, 2012. The increase in environmental expenses for the three months ended September 30, 2013 was primarily due to a higher provision for litigation losses and legal fees, which increased by $6.0 million for the three months ended September 30, 2013. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $9.6 million to a credit of $4.6 million for the three months ended September 30, 2013, as compared to a charge of $5.0 million recorded for the three months ended September 30, 2012. The decrease in general and administrative expenses was principally due to a $10.9 million decrease in bad debts, partially offset by higher employee related expenses and legal fees associated with the Lukoil Complaint and eviction proceedings. We reduced previously provided reserves for bad debts in the three months ended September 30, 2013 as a result of receiving cash from the Marketing Estate. We recorded a net credit for bad debt expense of $11.0 million for the three months ended September 30, 2013, as compared to a net credit of $0.1 million recorded for the three months ended September 30, 2012.

Depreciation and amortization expense included in continuing operations was $2.4 million for the three months ended September 30, 2013, as compared to $2.7 million for the three months ended September 30, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $5.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Other income, net included in income from continuing operations was $19.0 thousand for the three months ended September 30, 2013, as compared to $0.2 million for the three months ended September 30, 2012. Other income varies from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported other income for one period, as compared to prior periods.

Interest expense was $3.1 million for the three months ended September 30, 2013, as compared to $2.9 million for the three months ended September 30, 2012. The increase was primarily due to an increase in the weighted-average interest rate on borrowings outstanding and higher average borrowings outstanding for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

As a result of the foregoing, earnings from continuing operations were $15.3 million for the three months ended September 30, 2013, as compared to $3.2 million for the three months ended September 30, 2012 and net earnings increased by $45.4 million to $41.9 million for the three months ended September 30, 2013, as compared to a net loss of $3.5 million for the three months ended September 30, 2012.

We report as discontinued operations the results of 131 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the three months ended September 30, 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $33.2 million to $26.6 million for the three months ended September 30, 2013, as compared a loss of $6.6 million for the three months ended

September 30, 2012. The increase was primarily due to higher gains on dispositions of real estate and a reduction of previously provided reserves for bad debts as a result of receiving cash from the Marketing Estate, which was partially offset by lower rental revenue. We recorded a net credit for bad debt expense in discontinued operations of $3.1 million for the three months ended September 30, 2013, as compared to a net credit of $0.1 million recorded for the three months ended September 30, 2012. Gains from dispositions of real estate included in discontinued operations were $27.0 million for the three months ended September 30, 2013 and $0.6 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, there were 17 property dispositions. For the three months ended September 30, 2012, there were 14 property dispositions. The non-cash impairment charges recorded in discontinued operations during the three months ended September 30, 2013 and 2012 of $2.7 million and $6.4 million, respectively, were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended September 30, 2013, FFO increased by $13.7 million to $20.6 million, as compared to $6.9 million for the three months ended September 30, 2012, and AFFO increased by $13.1 million to $18.5 million, as compared to $5.4 million for the three months ended September 30, 2012. The increase in FFO for the three months ended September 30, 2013 was primarily due to the changes in net earnings discussed above but excludes a $4.1 million decrease in impairment charges, a $1.1 million decrease in depreciation and amortization expense and a $26.4 million increase in gains on dispositions of real estate.

The increase in AFFO for the three months ended September 30, 2013 also excludes a $66.0 thousand increase in acquisition costs and a $0.7 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $1.25 per share for the three months ended September 30, 2013, as compared to a loss of $0.10 per share for the three months ended September 30, 2012. Diluted FFO per share for the three months ended September 30, 2013 was $0.62 per share, as compared to $0.21 per share for the three months ended September 30, 2012. Diluted AFFO per share for the three months ended September 30, 2013 was $0.55 per share, as compared to $0.16 per share for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total revenues included in continuing operations increased by $3.8 million to $78.0 million for the nine months ended September 30, 2013, as compared to $74.2 million for the nine months ended September 30, 2012. The increase in total revenues for the nine months September 30, 2013 was primarily due to $3.1 million of rental revenue recorded in 2013 for the partial recovery of damages stemming from Marketing’s default of its obligations under the Master Lease, additional rental revenues received from our May 2013 acquisition, and an increase in the real estate taxes we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties and rental property expense included $10.9 million for the nine months ended September 30, 2013, as compared to $9.8 million for the nine months ended September 30, 2012 for real estate taxes paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. For the nine months ended September 30, 2012, revenues from rental properties included in continuing operations include approximately $17.7 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $15.9 million were provided and are included in general and administrative expenses in our consolidated statements of operations). Revenues from rental properties included in continuing operations for the nine months ended September 30, 2013 were reduced by a $1.3 million loss from interim fuel supply agreements, as compared to an increase from a net gain of $1.0 million for the nine months ended September 30, 2012. Interest income from notes and mortgages receivable increased by $0.4 million to $2.5 million for the nine months ended September 30, 2013, as compared to $2.1 million the nine months ended September 30, 2012 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

In accordance with GAAP, we recognize revenue from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Revenue from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $5.9 million for the nine months ended September 30, 2013 and $3.0 million for the nine months ended September 30, 2012.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $20.6 million for the nine months ended September 30, 2013, as compared to $20.4 million for the nine months ended September 30, 2012. The increase in rental property expenses is principally due to an increase in the real estate taxes we paid and billed to tenants pursuant to triple-net lease agreements partially offset by lower maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis.

Non-cash impairment charges of $1.4 million are included in continuing operations for the nine months ended September 30, 2013, as compared to $2.9 million recorded for the nine months ended September 30, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the nine months ended September 30, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the nine months ended September 30, 2013 increased to $8.7 million, as compared to $0.2 million for the nine months ended September 30,

2012. The increase in environmental expenses for the nine months ended September 30, 2013 was primarily due to a higher provision for litigation losses and legal fees, which increased by $6.8 million for the nine months ended September 30, 2013 and higher environmental remediation costs which increased by $1.6 million to $1.4 million for the nine months ended September 30, 2013, as compared to a credit of $0.2 million for the nine months ended September 30, 2012. Environmental remediation costs include credits of $0.7 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $24.1 million to $0.9 million for the nine months ended September 30, 2013, as compared to $25.0 million recorded for the nine months ended September 30, 2012. The decrease in general and administrative expenses was principally due to a $28.9 million decrease in bad debts, partially offset by higher employee related expenses, legal fees associated with the Lukoil Complaint and eviction proceedings and professional fees incurred related the May 2013 acquisition recorded in the nine months ended September 30, 2013. We reduced previously provided reserves for bad debts in the nine months ended September 30, 2013 as a result of receiving cash from the Marketing Estate. We recorded a net credit for bad debt expense of $15.9 million for the nine months ended September 30, 2013, as compared to a net provision of $13.0 million recorded for the nine months ended September 30, 2012.

As a result of the developments with NECG, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the unitary lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the nine months ended September 30, 2013. Therefore, during the nine months ended September 30, 2013, we recorded a $1.5 million non-cash allowance for deferred rent receivable. This non-cash allowance reduced our net earnings but did not impact our cash flow from operating activities.

Depreciation and amortization expense included in continuing operations was $7.0 million for the nine months ended September 30, 2013, as compared to $8.6 million for the nine months ended September 30, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses decreased by approximately $17.2 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Other income, net included in income from continuing operations was $53.0 thousand for the nine months ended September 30, 2013, as compared to $0.5 million for the nine months ended September 30, 2012.

Interest expense was $9.0 million for the nine months ended September 30, 2013, as compared to $7.1 million for the nine months ended September 30, 2012. The increase was due to an increase in the weighted-average borrowings outstanding and the weighted average interest rate on borrowings outstanding.

As a result of the foregoing, earnings from continuing operations were $29.0 million for the nine months ended September 30, 2013, as compared to $10.4 million for the nine months ended September 30, 2012 and net earnings increased by $58.4 million to $65.0 million for the nine months ended September 30, 2013, as compared to $6.6 million for the nine months ended September 30, 2012.

We report as discontinued operations the results of 131 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the nine months ended September 30, 2012 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $39.7 million to $35.9 million for the nine months ended September 30, 2013, as compared to a loss of $3.8 million for the nine months ended September 30, 2012. The increase was primarily due to higher gains on dispositions of real estate and a reduction of previously provided reserves for bad debts as a result of receiving cash from the Marketing Estate, which was partially offset by lower rental revenue. We recorded a net credit for bad debt expense in discontinued operations of $5.1 million for the nine months ended September 30, 2013, as compared to a net provision of $3.5 million recorded for the nine months ended September 30, 2012. Gains from dispositions of real estate included in discontinued operations were $39.6 million for the nine months ended September 30, 2013 and $3.8 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, there were 94 property dispositions. For the nine months ended September 30, 2012, there were 29 property dispositions. The non-cash impairment charges recorded in discontinued operations during the nine months ended September 30, 2013 and 2012 of $6.4 million and $7.6 million, respectively, were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of an increase in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the nine months ended September 30, 2013, FFO increased by $16.3 million to $40.6 million, as compared to $24.3 million for the nine months ended September 30, 2012, and AFFO increased by $15.3 million to $36.7 million, as compared to $21.4 million for the nine months ended September 30, 2012. The increase in FFO for the nine months ended September 30, 2013 was primarily due to the changes in net earnings discussed above but excludes a $2.9 million decrease in impairment charges, a $3.5 million decrease in depreciation and amortization expense and a $35.8 million increase in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2013 also excludes a $0.5 million increase in acquisition costs, a $1.5 million increase in allowance for deferred rental revenue, and a $2.9 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $1.94 per share for the nine months ended September 30, 2013, as compared to $0.20 per share for the nine months ended September 30, 2012. Diluted FFO per share for the nine months ended September 30, 2013 was $1.21 per share, as compared to $0.72 per share for the nine months ended September 30, 2012. Diluted AFFO per share for the nine months ended September 30, 2013 was $1.09 per share, as compared to $0.64 per share for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under our Credit Agreement (as defined below), and available cash and cash equivalents. Management believes that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents. Net cash flow provided by operating activities reported in our consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012 were $38.8 million and $12.3 million, respectively. Total borrowings outstanding under the Credit Agreement as of September 30, 2013 were $63.5 million, bearing interest at an average effective rate of 3.25% per annum. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties.

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

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the nine months ended September 30, 2013 and 2012 amounted to $73.4 million and $2.5 million, respectively, substantially all of which was for acquisitions. We are evaluating potential capital expenditures for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. We have committed to co-invest as much as $14.1 million in the aggregate in capital improvements in our properties. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see Part I, Item 2. Properties”, which appears in our Annual Report on Form 10-K for the year ended December 31, 2012.) To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

On May 9, 2013, we acquired 16 Mobil branded gasoline station and convenience store properties in the metro New York region and 20 Exxon and Shell branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with Capitol. The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants in this acquisition are required to pay all amounts pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. We utilized $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand to fund this acquisition.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling from the IRS to the effect that the procedure is applicable to our situation. Without obtaining such private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $17.7 million, or $0.525 per share, for the nine months ended September 30, 2013. There can be no assurance that we will be able to continue to pay cash dividends at the current rate of $0.20 per share per quarter in cash or a combination of cash and our stock, if at all.

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

Our accounting policies are described in note 1 of “Part 2, Item 8. Financial Statements — Notes to Consolidated Financial Statements” that appears in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, impairment of long-lived assets, income taxes, environmental costs, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for remediation of environmental contamination that arises during the term of their tenancy, for compliance with various environmental laws and regulations as the operators of our properties, and for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to remediate environmental contamination that exists at the premises at the commencement of the lease and is either known at the time the lease commences or is discovered by the tenant during the first ten years of the lease term to within applicable regulatory standards (“Closure”), at which time our environmental liability under the lease for remediation of that contamination will be deemed satisfied. Under most of our other triple net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including contamination that existed prior to commencement of the lease) is contractually allocated to our tenant.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as remediation of environmental contamination Marketing caused and all unknown environmental liabilities discovered during the term of the Master Lease (collectively, the “Marketing Environmental Liabilities”). In the fourth quarter of 2011, we accrued for the Marketing Environmental Liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any of our current tenants based on our tenant’s history of paying such obligations and/or our assessment of its financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of the triple-net leases whose term commenced through September 30, 2013, we transferred title of the USTs to our tenants and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, we removed $12.1 million of asset retirement obligations and $10.3 million of net asset retirement costs related to USTs from our balance sheet through September 30, 2013. The net amount is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. As of September 30, 2013 and December 31, 2012, we had accrued $45.2 million and $46.2 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.1 million and $2.3 million of net accretion expense was recorded for the nine months ended September 30, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2013 and 2012, we recorded credits aggregating $1.0 million and $2.9 million, respectively, to environmental expenses included in continuing operations and earnings from discontinued operating activities where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation loss reserves.

During the nine months ended September 30, 2013 and 2012, we increased the carrying value of certain of our properties by $8.7 million and $4.4 million, respectively, due to increases in estimated remediation costs. We simultaneously record impairment charges where the increased carrying value of the property exceeds its estimated fair value. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012 includes $1.6 million and $4.5 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $22.4 million and $23.5 million as of September 30, 2013 and December 31, 2012, respectively.

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2013 and December 31, 2012, we had accrued an aggregate $9.1 million and $3.6 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012, and “Part II, Item 1. Legal Proceedings” and note 3 to our accompanying unaudited consolidated financial statements in “Part I Financial Information, Item 1 Financial Statements”, which appear in this Quarterly Report on Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our efforts, expectations, and ability to reposition the properties that were previously subject to the Master Lease; our expectations that we may receive funds from the liquidation of the Marketing Estate to satisfy our claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning of our properties; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and the process of taking control of our properties, including, but not limited to, Property Expenditures; our expectations regarding eviction proceedings initiated to take control of our properties; the impact of the developments related to repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our belief about our tax exposure if we do not receive a favorable ruling from the IRS; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our belief that our accruals for environmental and litigation matters, including matters related to our Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and others; future acquisitions and financing opportunities and their impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; and our ability to maintain our federal tax status as a REIT.

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

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing, the process of taking control of our properties, including the likelihood of our success in the eviction proceedings we have commenced, and repositioning such properties; the liquidation of the Marketing Estate; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our vacant properties; our ability to obtain favorable terms on any properties that we sell or re-let; the uncertainty of our estimates, judgments and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions; our ability to acquire new properties; owning and leasing real estate generally; substantially all of our tenants depending on the same industry for their revenues; property taxes; costs of completing environmental remediation and of compliance with environmental legislation and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; our dividend policy and ability to pay dividends; dilution as a result of future issuances of equity securities; changes in market conditions; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; and terrorist attacks and other acts of violence and war.

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

Based on our average outstanding borrowings under the Credit Agreement projected at approximately $63.5 million for the remainder of 2013, an increase in market interest rates of 0.50% effective October 1, 2013 would decrease our 2013 net income and cash flows by $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the approximately $63.5 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2013 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings and property dispositions. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

We are a party to a case involving a large number of gas station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the New Jersey Department of Environmental Protection. This New Jersey case (the “New Jersey MDL Proceedings”) are among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs and is asserting various natural resource damage claims. The New Jersey MDL Proceedings name us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88.0 million collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24.0 million from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for insurance coverage that we believe is provided under pollution insurance policies previously obtained by Marketing and under which the Company is entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New

Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of September 30, 2013 could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2012 or in “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the period ended June 30, 2013 except as follows:

We are repositioning our properties that were previously leased to Marketing. We expect to incur significant costs associated with repositioning these properties and we expect to generate less net revenue after leasing or selling these properties than previously received from Marketing. The incurrence of these costs and receipt of less net revenue may materially negatively impact our cash flow and ability to pay dividends.

We are continuing to reposition the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) comprising a unitary premises pursuant to a master lease (the “Master Lease”) and expect that we will sell and lease these properties over time. As of September 30, 2013, we had approximately 265 transitional properties in our portfolio. Approximately 110 of these properties are subject to month-to-month license agreements allowing the licensee/occupants (substantially all of whom were Marketing’s former subtenants) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses; approximately 70 these properties are currently vacant (many of which have had their underground storage tanks removed); and 84 of these properties are leased to NECG Holdings Corp. (“NECG”) under a unitary lease (the “NECG Lease”). In August 2013, we entered into an agreement to modify the NECG Lease. This lease modification agreement includes provisions under which we can recapture and sever from the NECG Lease up to 26 properties. We continue to reposition these properties and expect that we will sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on the repositioning of these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

For the transitional properties subject to month-to-month license agreements, or which are vacant, operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) typically exceed licensing revenues. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses.

We are pursuing evictions on 42 of our properties. The most significant eviction action is against a group of dealers in Connecticut who occupy properties we leased to NECG under the NECG Lease. There are ongoing eviction proceedings involving former Marketing subtenants

(or sub-subtenants) who continue to occupy 26 of the properties in the State of Connecticut subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted our tenant, NECG. The Connecticut Superior Court has ruled in our favor with respect to all of these locations. However, the operators against whom these Superior Court rulings were made have appealed the decisions and remain in occupancy of the subject sites during the pendency of such appeal. We remain confident that we will prevail in the appeal and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014.

In addition to the Connecticut evictions, we are pursuing eviction proceedings involving 16 of our other properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not entered into license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

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

For additional information with respect to pending environmental lawsuits and claims, and environmental remediation obligations and estimates see “Environmental Matters” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,”, “Part II. Other Information, Item 1. Legal Proceedings” and notes 3 and 5 in “Item 1. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, and other quarterly reports, as well as “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for remediation of environmental contamination that arises during the term of their tenancy, for compliance with various environmental laws and regulations as the operators of our properties, and for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to remediate environmental contamination that exists at the premises at the commencement of the lease and is either known at the time the lease commences or is discovered by the tenant during the first ten years of the lease term to within applicable regulatory standards (“Closure”), at which time our environmental liability under the lease for remediation of that contamination will be deemed satisfied. Under most of our other triple net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including contamination that existed prior to commencement of the lease) is contractually allocated to our tenant.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Prudential Loan Agreement, and one of our tenants from whom we derive a significant amount of revenue. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, could have a material adverse effect on us. One of our tenants, CPD NY Energy Corp., a subsidiary of Chestnut Petroleum Dist. (together with its affiliates, “CPD”), represents 21% and 18% of our revenues from rental properties for the nine months ended September 30, 2013 and 2012, respectively. It is possible that as a result of either acquiring additional properties from CPD or as a result of disposing some of our existing properties, CPD could account for a greater percentage of our revenues from rental properties. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of revenues. Therefore, the failure of a major tenant is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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
November 12, 2013

BY:	/s/ David Driscoll
(Signature)
DAVID DRISCOLL
President and Chief
Executive Officer
November 12, 2013