Form 10-K
period 2013-12-31
GETTY REALTY CORP /MD/
filed 2014-03-17
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (25,614,572 shares of common stock) of the Company was $528,941,000 as of June 30, 2013.

The registrant had outstanding 33,397,260 shares of common stock as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2013 pursuant to Regulation 14A.

III

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Annual Report on Form 10-K.)

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; our efforts, expectations and ability to reposition the remaining transitional properties that were previously subject to the Master Lease; our expectations that we may receive additional distributions from the Marketing Estate to satisfy our remaining general unsecured claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and taking control of our properties; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding a restructuring of the NECG Lease; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

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

These risks include, but are not limited to risks associated with: repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing, the process of taking control of our properties, including the likelihood of our success in the eviction proceedings we have commenced, and repositioning such properties; the liquidation of the Marketing Estate; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our transitional properties; our ability to obtain favorable terms on any properties that we sell or re-let; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and our ability to successfully manage our investment strategy; owning and leasing real estate generally; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; compliance with environmental legislation and regulations and costs of complying with such laws and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; the real estate industry; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; dilution as a result of future issuances of equity securities; our dividend policy and ability to pay dividends; changes in market conditions; provisions in our charter; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; terrorist attacks and other acts of violence and war; our information systems; future impairment charges and our investors’ ability to determine the creditworthiness of our tenants.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. Our properties are located in 20 states across the United States and Washington, D.C., with concentrations in the Northeast and the Mid-Atlantic regions. Our properties are operated under a variety of brands including Getty, BP, Exxon, Mobil, Shell, Chevron, Valero and Aloha. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing retail motor fuel and convenience store properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise.

Company Operations

As of December 31, 2013, we owned 840 properties and leased 125 properties from third-party landlords. Our typical property is used as a retail motor fuel outlet and convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. The properties that we have acquired since 2007 are generally located on larger parcels of land. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. We believe our network of retail motor fuel and convenience store properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Retail motor fuel and convenience store properties are an integral component of the transportation infrastructure supported by highly inelastic demand for petroleum products and day-to-day consumer goods and convenience foods. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility.

•	Core Net Lease Portfolio. As of December 31, 2013, we leased 755 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 676 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 79 properties leased as single unit triple-net leases.

Our triple-net leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and include provisions for rental increases during the initial and any renewal terms of the lease. As of December 31, 2013, our average lease term including month-to-month license agreements (described below), weighted by the number of underlying properties, was approximately 10.7 years excluding renewal options. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination.

Since the termination of our master lease with Getty Petroleum Marketing, Inc. (“Marketing”) on April 30, 2012, we have entered into 12 long-term triple-net unitary leases re-letting, in the aggregate, 462 operating properties that were previously leased to Marketing. The majority of the leases provide for additional rent based on the aggregate volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks that are owned by our tenants. We have committed to co-invest up to $14.5 million in the aggregate with our tenants for a portion of such capital expenditures and, as of December 31, 2013, we have invested $0.3 million of our capital commitment.

•

Transitional Properties. As of December 31, 2013, we had 210 transitional properties in our portfolio, substantially all of which were previously leased to Marketing. Ninety of these properties are subject to month-to-month license agreements under which the licensees (substantially all of whom were Marketing’s former subtenants) pay us a licensing fee to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of December 31, 2013, we also categorized the 84 properties subject to a lease with NECG Holdings Corp (“NECG” or the “NECG Lease” as appropriate) as transitional. Some of the properties included in the NECG Lease remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have materially adversely impacted NECG. (For more information regarding NECG and the NECG Lease, see “Property Evictions” below and note 2 to our consolidated financial statements). Finally, thirty six transitional properties were vacant as of December 31, 2013.

Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain costs associated with the properties. These month-to-month license agreements, which are intended as interim occupancy arrangements while more definitive repositioning of the subject properties are completed by us, allow the licensees to occupy and use the properties as gas stations, convenience stores or automotive repair service facilities. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and certain environmental compliance costs. From May 1, 2012 through September 30, 2013, we required the licensees under our month-to-month license agreements to sell fuel provided exclusively by a third-party, with whom we had contracted for interim fuel supply. Under our agreement with the third-party fuel supplier, the third-party fuel supplier was required to pay us a fee based in part on gallons sold and we paid to the third-party fuel supplier a monthly administrative service fee. The interim fuel supply agreement was cancelled on October 1, 2013 and from that date all of our licensees who operate gas stations source their fuel directly from wholesalers.

In the aggregate, Property Expenditures and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the quarter and year ended December 31, 2013, we incurred $1.7 million and $8.3 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends. In addition, it is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business.

As described in more detail below, we continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on the remaining transitional properties over time. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for transitional properties that were previously leased to Marketing and which are not currently subject to long-term triple-net leases. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

•	Property Dispositions. During the year ended December 31, 2013, we sold 145 transitional properties for $83.1 million in the aggregate. Included in the 2013 totals are the sale of five terminals for approximately $22.8 million and the sale of a property in Manhattan for $23.5 million. Subsequent to December 31, 2013, we have sold 25 transitional properties for $8.6 million in the aggregate.

•	Properties Held for Sale. We are continuing a process of disposing of transitional properties which we have determined are not part of our core business. In accordance with Generally Accepted Accounting Principles (“GAAP”), 115 properties have met the criteria to be classified as held for sale as of December 31, 2013.

•	Leasing Activities. As of December 31, 2013, we were negotiating long-term, triple-net leases for approximately 38 transitional properties previously leased to Marketing. Generally these properties are operating as gas stations and are occupied under month-to-month license agreements. We expect to lease substantially all of these remaining transitional properties, either individually or in small portfolios. We may make investments in certain of these transitional properties by contributing to capital expenditures required to be made by our new tenants. We cannot predict the timing or the terms of any future leases. It is likely that we will dispose of properties within this group that are not leased.

•	Property Evictions. As of the date of this Annual Report on Form 10-K, we are pursuing evictions on 18 of our transitional properties. The most significant eviction action is against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy certain properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted NECG. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Annual Report on Form 10-K, 13 of the original 24 operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in the properties as bona fide subtenants or vacate the premises, and have withdrawn their appeals. Eleven of the operators remain in occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined.

In addition to the Connecticut evictions, we are pursuing eviction proceedings involving seven of our other properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not entered into license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote our geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale/leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios. We cannot provide any assurance that we will be successful making additional investments, that investments will be available which meet our investment criteria or that our current sources of liquidity will be sufficient to fund such investments.

In 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). In addition, in 2013, we acquired fee or leasehold title to three gasoline station and convenience store properties in separate transactions valued at $0.8 million. In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions valued at $5.2 million. In 2011, we acquired fee or leasehold title to 125 gasoline station and convenience store properties in two separate transactions valued at $198.6 million.

Over the last ten years, we have acquired approximately 440 properties in various states in transactions valued at approximately $600 million. These acquisitions include single property transactions and portfolio transactions ranging in size from 18 properties with an aggregate value of approximately $13 million up to a portfolio comprised of 59 properties with an aggregate value of approximately $111 million.

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

Marketing and the Master Lease

Approximately 590 of the properties we own or lease as of December 31, 2013 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

In December 2011, the Marketing Estate filed a lawsuit (the “Lukoil Complaint”) against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”). In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.7 million to prosecute the Lukoil Complaint and for certain other expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). We ultimately advanced $6.5 million in the aggregate to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provided that we were entitled to be reimbursed for up to $1.3 million of our legal fees incurred in connection with the Litigation Funding Agreement.

On July 29, 2013, the Bankruptcy Court approved a settlement of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a collective payment to the Marketing Estate of $93.0 million. In August 2013, the settlement payment was received by the Marketing Estate of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease.

We believe that we will receive additional distributions from the Marketing Estate to satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Major Tenants

As of December 31, 2013, we had two groups of major tenants. (For information regarding factors that could adversely affect us relating to our lessees, see “Part I, Item 1A. Risk Factors.)

As of December 31, 2013, we leased 142 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 84 properties to NECG. CPD NY and NECG together represented 21%, 18% and 12% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

In addition, as of December 31, 2013, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol. We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 15%, 7% and 6% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

Competition

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

Trademarks

We own the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States and we permit certain of our tenants and licensees to use the Getty® trademarks at properties that they lease from us.

Regulation

Our properties are subject to numerous federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“UST” or “USTs”) and other equipment. These laws have included: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to potential claims relating to UST failures. Our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties.

We believe that our properties are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position. (For additional information with respect to pending environmental lawsuits and claims see “Item 3. Legal Proceedings”.)

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

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that is known at the time the lease commences and for contamination that existed at the premises prior to commencement of the lease and is discovered by the tenant (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For additional information please refer to “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in Item 7. and note 5 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” in this Annual Report on Form 10-K.

Personnel

As of March 17, 2014, we had 29 employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission (the “SEC”) at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines, corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

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

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our transitional properties.

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

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third-parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as retail motor fuel and convenience store properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties may be subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-let or sell our properties on favorable terms, or at all.

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

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that is known at the time the lease commences and for contamination that existed at the premises prior to commencement of the lease and is discovered by the tenant (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After the expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of December 31, 2013, 2012 and 2011, we had accrued $43.5 million, $46.2 million and $57.7 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.2 million, $3.2 million and $0.9 million of net accretion expense was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $3.0 million and $4.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

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

Our principal sources of liquidity are our cash flows from operations, funds available under our Credit Agreement that matures in August 2015 and available cash and cash equivalents. On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015 and a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. On February 25, 2013, we also repaid and terminated our existing credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our term loan agreement with TD Bank. For additional information, please refer to “Credit Agreement” and “Prudential Loan Agreement” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which appears in this Annual Report on Form 10-K.

Each of the Credit Agreement and the Prudential Loan Agreement contains customary financial and other covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Our ability to meet these is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” and the performance of our tenants. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Prudential Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Prudential Loan Agreement and two of our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, is likely to have a material adverse effect on us. As of December 31, 2013, we leased 142 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., CPD NY Energy Corp. (“CPD NY”) and NECG Holdings Corp. (“NECG”). We lease 58 properties to CPD NY and 84 properties to NECG. CPD NY and NECG together represented 21%, 18% and 12% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. It is possible that as a result of either acquiring additional properties from Chestnut Petroleum Dist. or as a result of disposing some of our existing properties, Chestnut Petroleum Dist. could account for a greater percentage of our rental revenues. In addition, as of December 31, 2013, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 15%, 7% and 6% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. It is possible that as a result of either acquiring additional properties from Capitol or as a result of disposing some of our existing properties, Capitol could account for a greater percentage of our rental revenues. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of revenues. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are continuing to reposition the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”) and expect that we will sell and lease these properties over time. As of December 31, 2013, we had 210 transitional properties in our portfolio. Ninety of these properties are subject to month-to-month license agreements allowing the licensees (substantially all of whom were Marketing’s former subtenants) to pay us a licensing fee to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of December 31, 2013, we also categorized the 84 properties subject to a lease with NECG Holdings Corp (“NECG” or the “NECG Lease” as appropriate) as transitional. Some of the properties included in the NECG Lease remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have materially adversely impacted NECG. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements). Finally, thirty six transitional properties were vacant as of December 31, 2013. We continue to reposition these properties and expect that we will sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, Property Expenditures and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the quarter and year ended December 31, 2013, we incurred $1.7 million and $8.3 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses.

As of the date of this Annual Report on Form 10-K, we are pursuing evictions on 18 of our transitional properties. The most significant eviction action is against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy certain properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted NECG. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Annual Report on Form 10-K, 13 of the original 24 operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in the properties as bona fide subtenants or vacate the premises, and have withdrawn their appeals. Eleven of the operators remain in occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined.

In addition to the Connecticut evictions, we are pursuing eviction proceedings involving seven of our other properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not entered into license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

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

As part of Marketing’s bankruptcy proceeding, we maintain significant pre-petition and post-petition claims against Marketing. We believe that we will receive additional distributions from the Marketing Estate to satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

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

There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on our common stock, to pay our indebtedness or to fund our other liquidity needs. We may not be able to repay or refinance existing indebtedness on favorable terms, which could force us to dispose of properties on disadvantageous terms (which may also result in losses) or accept financing on unfavorable terms.

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

We may not be able to successfully implement our investment strategy.

We may not be able to successfully implement our investment strategy. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. We cannot assure you that investment opportunities will be available which meet our investment criteria. Acquisitions of properties we acquire may initially be dilutive to our net income, and such properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions, we will require other sources of capital, which may or may not be available on favorable terms or at all. Additionally, to the extent we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.

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

Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes and (iii) operating and maintenance costs. The combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

Each of the factors listed above could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. In addition, real estate investments are relatively illiquid, which means that our ability to vary our portfolio of properties in response to changes in economic and other conditions may be limited.

Adverse developments in general business, economic or political conditions could have a material adverse effect on us.

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

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, and financing retail motor fuel and convenience store properties to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles or an increase in the use of alternative fuel vehicles, or “green technology” could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

Property taxes on our properties may increase without notice.

Each of the properties we own or lease is subject to real property taxes. The leases for certain of the properties that we lease from third-parties obligate us to pay real property taxes with regard to those properties. The real property taxes on our properties and any other properties that we acquire or lease in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that our tenants are not responsible for property taxes pursuant to their contractual arrangements with us or are unable or unwilling to pay such increase in accordance with their leases, our net operating expenses may increase.

We are defending pending lawsuits and claims and are subject to material losses.

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs, contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) and releases of motor fuel into the environment, and toxic tort claims. For example, we are currently involved in several proceedings described in “Item 3. Legal Proceedings” in this Annual Report on Form 10-K. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from the lawsuits and claims we face could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation obligations and estimates see “Item 3. Legal Proceedings” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and approximately 60% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments or natural hazards that may affect the Northeast or Mid-Atlantic United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Because our tenants are not rated and their financial information is not available to you, it may be difficult for our investors to determine their creditworthiness.

The majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organization. In addition, our tenant’s financial information is not generally available to our investors. It is, therefore, difficult for our investors to assess the creditworthiness of our tenants and to determine the ability of a tenant to meet its obligations to us. It is possible that we may be required to increase reserves for bad debts, record allowances for deferred rent receivable or record additional expenses if our tenants are unable to meet their obligations to us.

We are subject to losses that may not be covered by insurance.

We, and certain of our tenants, carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. There is no assurance that the existing insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured cause would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are exposed to interest rate risk, primarily as a result of our Credit Agreement. Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, or amend our Credit Agreement or Prudential Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks,” as filed with this Annual Report on Form 10-K.)

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

Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our Board of Directors, no person may actually or constructively own more than 5% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Our consolidated financial statements are subject to the application of Generally Accepted Accounting Principles (“GAAP”) in accordance with the Accounting Standards Codification, which is periodically amended by the FASB. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt amendments to the Accounting Standards Codification or comply with revised interpretations that are issued from time-to-time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, our assumptions and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2013 and 2012, we incurred $13.4 million and $13.9 million, respectively, of non-cash impairment charges. We may be required to take similar non-cash impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Nearly all our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property.

The following table summarizes the geographic distribution of our properties at December 31, 2013. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease 5,800 square feet of office space at 125 Jericho Turnpike, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY	LEASED BY GETTY REALTY	TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES
New York	258	57	315	32.6%
Massachusetts	139	24	163	16.9
Connecticut	82	17	99	10.3
New Jersey	75	13	88	9.1
Pennsylvania	66	2	68	7.1
New Hampshire	47	4	51	5.3
Virginia	45	3	48	5.0
Maryland	42	2	44	4.6
Texas	17	—	17	1.8
Rhode Island	14	1	15	1.6
Hawaii	10	—	10	1.0
Maine	10	—	10	1.0
California	8	1	9	0.9
Florida	6	—	6	0.6
North Carolina	6	—	6	0.6
Delaware	4	1	5	0.5
Ohio	4	—	4	0.4
Arkansas	3	—	3	0.3
Washington, D.C.	2	—	2	0.2
Illinois	1	—	1	0.1
North Dakota	1	—	1	0.1

Total	840	125	965	100.0%

The properties that we lease from third-parties have a remaining lease term, including renewal option terms, averaging over 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES
2014	7	5.60%	0.72%
2015	6	4.80	0.62
2016	6	4.80	0.62
2017	6	4.80	0.62
2018	4	3.20	0.42

Subtotal	29	23.20	3.00
Thereafter	96	76.80	9.95

Total	125	100.00%	12.95%

We have rights-of-first refusal to purchase or lease 80 of the properties we lease from third-parties. Approximately 70% of the properties we lease from third-parties are subject to automatic renewal or extension options.

Revenues from rental properties included in continuing and discontinued operations for the year ended December 31, 2013 were $100.9 million with respect to 1,028 average rental properties held during the year for an average revenue per rental property of approximately $98,000. Revenues from rental properties included in continuing and discontinued operations for the year ended December 31, 2012 were $104.8 million with respect to 1,128 average rental properties held during the year for an average annual revenue per rental property of approximately $93,000.

Rental unit expirations and the annualized contractual rent as of December 31, 2013 are as follows (in thousands, except for the number of rental units data):

CALENDAR YEAR	NUMBER OF RENTAL UNITS EXPIRING (a)	ANNUALIZED CONTRACTUAL RENT(b)	PERCENTAGE OF TOTAL ANNUALIZED RENT
2014	104	$4,812	5.9%
2015	22	676	0.8
2016	23	1,386	1.7
2017	37	1,900	2.3
2018	25	1,930	2.4
2019	64	5,552	6.8
2020	39	4,203	5.2
2021	42	3,208	3.9
2022	2	152	0.2
2023	17	1,292	1.6
Thereafter	623	56,474	69.2

Total	998	$81,585	100.00%

(a)	Rental units include properties subdivided into multiple premises with separate tenants. Rental units also include individual properties comprising a single “premises” as such term is defined under a unitary master lease related to such properties. With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates for rental units refers to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.
(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2013 multiplied by 12. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

We believe that most of our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we generally require our tenants, which exclude our month-to-month licensees, to provide insurance for all properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for transitional properties that were previously subject to the Master Lease. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have committed to co-invest as much as $14.5 million in capital improvements in our properties and, as of December 31, 2013, we have co-invested $0.3 million of our capital commitment.

As of December 31, 2013, 148 of our fee owned properties are encumbered by mortgages. These mortgages provide security for our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”). The parties to the Credit Agreement and the Prudential Loan Agreement share the security pursuant to the terms of an inter-creditor agreement.

Item 3. Legal Proceedings

We are engaged in a number of legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gas stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings involving us, including each of the legal proceedings matters listed below. As of December 31, 2013 and 2012, we had accrued $11.4 million and $3.6 million, respectively, for certain of these matters which accruals we believe were appropriate based on information then currently available. It is possible that losses related to these proceedings could result in a loss in excess of the amount accrued as of December 31, 2013 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In 1991, the State of New York commenced an action in the Supreme Court, Albany County, against Kingston Oil Supply Corp. (our former heating oil subsidiary), Charles Baccaro and Amos Post, Inc. The action seeks recovery for reimbursement of investigation and remediating costs incurred by the New York Environmental Protection and Spill Compensation Fund, together with interest and statutory penalties under the New York Navigation Law. We answered the complaint on behalf of Kingston Oil Supply Corp. and Amos Post Inc. Thereafter, from approximately 1993 to November 2011, the case remained dormant except for a brief period in 2002 when the State of New York indicated an intention to prosecute the lawsuit. In November 2011, the State of New York recommenced efforts to pursue its claims for reimbursement of costs, interest and statutory penalties under the Navigation Law. In 2013, we reevaluated this case and determined that Kingston Oil Supply Corp. (ownership of which was transferred in 2009 by Marketing to Lukoil North America LLC), should be defending the action on behalf of itself and its Amos Post division, and we therefore made a demand to Kingston Oil Supply Corp. that it be responsible for the action. Kingston Oil Supply Corp. consented to the substitution of its law firm in place of our law firm as the attorneys for Kingston Oil Supply Corp. and in January 2014 the substitution was confirmed by order of the Court. As a result, we are no longer defending this matter.

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

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker, individually and trading as Millstone Auto Service, Auto Tech and other named parties, of petroleum-related contamination found at a retail motor fuel property located in Millstone Township, New Jersey. We did not own or lease this property, but did supply gas to the operator of this property in 1985 and 1986. We responded to the NJDEP, denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and Gary and Barbara Galliker, individually and trading as Millstone Auto Service. We have filed a request for a hearing to contest the allegations of the Order and Assessment, but the date of the hearing has not yet been scheduled.

In November 2009, an action was commenced by the State of New York in the Supreme Court, Albany County, seeking the recovery of costs incurred in remediating alleged petroleum contamination down gradient of a gasoline station formerly owned by us, and gasoline stations that were allegedly owned or operated by other named defendants, including M&A Realty, Inc., Gas Land Petroleum, Inc. and Mid-Valley Oil Company. We answered the complaint, denying liability and asserting affirmative defenses and cross claims against co-defendants. We also tendered the matter to M&A Realty Inc. for defense and indemnification as relates to discharges of petroleum that were reported on or after July 1994 at the site which is the subject of allegations against us. This site was leased by us to M&A Realty Inc. in 1994 and sold to M&A Realty Inc. in 2002. M&A Realty Inc. demanded defense and indemnity from us for contamination at this site as of 1994. This action was settled in December 2013 based on contributions by all defendants to an aggregate payment negotiated with the State of New York, of which our contribution was $0.1 million. The settlement included a release from the State of New York and a discontinuance of all cross claims by defendants against each other. The State of New York had also commenced a separate but related action in the Supreme Court, Albany County, against us and M&A Realty, Inc. seeking recovery of costs for clean-up of petroleum contamination at the site of the gas station which is the subject of allegations against the Company and M&A Realty, Inc. in the settled action. We answered the complaint in the second action, denying liability and asserting affirmative defenses and cross claims against M&A Realty, Inc. We also tendered the matter to M&A Realty, Inc. for indemnity on the same basis as in the first action, and M&A Realty, Inc. likewise has demanded defense and indemnity from us on the same basis as it put forth in the first action. Discovery in this second case is ongoing.

MTBE Litigation

We are a party to a case involving a large number of gas station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) are among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, several of which have already settled, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88.0 million collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24.0 million from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to other defendants in the litigation. In addition, we are pursuing claims for insurance coverage that we believe is provided under pollution insurance policies previously obtained by Marketing and under which we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2013 could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

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

The Directive provided, among other things, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which was sold in October 2013). We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by the NJDEP with respect to the Directive since early after its issuance.

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. Subsequently, the members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrently, the EPA is finalizing a Focused Feasibility Study (“FFS”) that the EPA claims will address sediment issues in the lower eight miles of the Lower Passaic River. The RI/FS AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

In December 2005, the State of New Jersey (through the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund and hereinafter collectively the “State”) brought suit in the Superior Court of New Jersey, Law Division (the “Action”) against Occidental, Tierra Solutions, Inc. (“Tierra”), Maxus Energy Corporation (“Maxus”) and related entities for various past and future damages on account of discharges of hazardous substances to the Passaic River by Occidental and its predecessors-in-interest from a facility formerly located at 80 and 120 Lister Avenue in Newark, New Jersey (the “Lister Ave. Facility”). In February 2009, two of the original defendants, Maxus and Tierra, filed third-party complaints which named approximately 300 additional parties to the Action, including us. The third-party complaints alleged that the third-party entities were responsible for discharges of hazardous substances to the Newark Bay Complex from hundreds of sites in the area, and therefore were liable for some or all of the environmental cleanup costs and damages at issue in the Action.

In March 2013, the State and most of the third-party defendants, including us, negotiated a settlement agreement to resolve the Action for the participating third-party defendants (hereinafter the “Settling Parties”). Under the terms of the settlement, each public third-party defendant agreed to pay the State $0.1 million and each private third-party defendant, including us, agreed to pay the State $0.2 million. The State published notice of the proposed settlement, and the mandatory public comment period expired on July 31, 2013. On October 28, 2013, the State filed a motion with the court seeking approval of the third-party settlement. The third-party settlement was approved by the Court following a hearing on the motion on December 12, 2013 and an order was entered which dismissed the pending claims against the Settling Parties.

We have made a demand upon Chevron/Texaco for indemnity under certain agreements between us and Chevron/Texaco that allocate environmental liabilities for the Newark Terminal site between the parties. In response, Chevron/Texaco has asserted that the proceedings and claims are still not yet developed enough to determine the extent to which indemnities apply. We have engaged in discussions with Chevron/Texaco regarding our demands for indemnification. To facilitate said discussions, in October 2009, the parties entered into a Tolling/Standstill Agreement which tolls all claims by and among Chevron/Texaco and us that relate to the various Lower Passaic River matters from May 8, 2007, until either party terminates such Tolling/Standstill Agreement.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 16,900 beneficial holders of our common stock as of March 17, 2014, of which approximately 1,100 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2013 and 2012 was as follows:

	PRICE RANGE		CASH DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2012	$18.06	$13.62	$—
June 30, 2012	19.41	15.02	.1250
September 30, 2012	19.94	17.28	.1250
December 31, 2012	18.88	15.65	.1250
March 31, 2013	21.99	17.97	.2000
June 30, 2013	23.00	19.50	.2000
September 30, 2013	22.09	17.99	.2000
December 31, 2013	19.96	17.73	.2500

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: Value Line Publishing LLC

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Getty Realty Corp.	100.00	122.67	171.85	82.73	109.37	115.08
Standard & Poors 500	100.00	126.46	145.51	148.58	172.35	228.18
Peer Group	100.00	134.01	173.01	184.10	214.47	228.27

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2008 in Getty Realty Corp. common stock, Standard & Poors 500 and Peer Group.

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

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2013(a)		2012	2011(b)	2010	2009(c)
OPERATING DATA:
Total revenues	$102,463	(d)	$95,755	$93,711	$69,531	$65,669
Earnings from continuing operations	27,667	(e)	13,513 (f)	8,888 (g)	33,162	27,298
Earnings (loss) from discontinued operations	42,344		(1,066)	3,568	18,538	19,751

Net earnings	70,011		12,447	12,456	51,700	47,049
Diluted earnings per common share:
Earnings from continuing operations	0.82		0.40	0.26	1.19	1.10
Net earnings	2.08		0.37	0.37	1.84	1.89
Diluted weighted-average common shares outstanding	33,397		33,395	33,172	27,953	24,767
Cash dividends declared per share	0.850		0.375	1.46	1.91	1.89
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATION (h):
Net earnings	70,011		12,447	12,456	51,700	47,049
Depreciation and amortization of real estate assets	9,927		13,700	10,336	9,738	11,027
Gains on dispositions/acquisition of real estate	(45,505)		(6,866)	(968)	(1,705)	(5,467)
Impairment charges	13,425		13,942	20,226	—	1,135

Funds from operations	47,858		33,223	42,050	59,733	53,744
Revenue recognition adjustments	(8,379)		(4,433)	(1,163)	(1,487)	(2,065)
Allowance for deferred rental revenue	4,775		—	19,758	—	—
Acquisition costs	480		—	2,034	—	—

Adjusted funds from operations	44,734		28,790	62,679	58,246	51,679
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$570,275		$562,316	$615,854	$504,587	$503,874
Total assets	682,402		640,581	635,089	423,178	428,990
Debt	158,000		172,320	170,510	64,890	175,570
Shareholders’ equity	415,091		372,749	372,169	314,935	207,669
NUMBER OF PROPERTIES:
Owned	840		946	996	907	910
Leased	125		135	153	145	161

Total properties	965		1,081	1,149	1,052	1,071

(a)	Includes (from the date of the acquisition) the effect of the $72.5 million acquisition of 16 Mobil-branded gasoline station and convenience store properties and 20 Exxon- and Shell-branded gasoline station and convenience store properties in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC which were acquired on May 9, 2013.
(b)	Includes (from the respective dates of the acquisition) the effect of the $111.6 million acquisition of 59 Mobil-branded gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. which were acquired on January 13, 2011 and the effect of the $87.0 million acquisition of 66 Shell-branded gasoline station and convenience store properties in a sale/leaseback transaction with Nouria Energy Ventures I, LLC which were acquired on March 31, 2011.
(c)	Includes (from the date of the acquisition) the effect of the $49.0 million acquisition of the real estate assets and improvements of 36 convenience store properties from White Oak Petroleum, LLC which were acquired on September 25, 2009.
(d)	Includes $3.1 million of other revenue recorded in 2013 for the partial recovery of damages stemming from Marketing’s default of its obligations under the Master Lease, which was received as a result of the Lukoil Settlement.
(e)	Includes the effect of a $15.3 million net credit for bad debt expense primarily related to receiving funds from the Marketing Estate and the Litigation Funding Agreement (both defined below), the effect of a $9.4 million increase in provisions for environmental litigation losses, the effect of a $4.2 million non-cash allowance for deferred rent receivable and the effect of a $3.3 million impairment charge.
(f)	Includes the effect of a $12.0 million accounts receivable reserve and the effect of a $5.1 million impairment charge, which are included in earnings from continuing operations primarily related to certain properties previously leased to Marketing under the Master Lease (for additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – General – Marketing and the Master Lease”.)
(g)	Includes the effect of a $16.5 million non-cash allowance for deferred rent receivable, the effect of a $6.5 million accounts receivable reserve and the effect of a $12.7 million impairment charge, which are included in earnings from continuing operations primarily related to certain properties previously leased to Marketing under the Master Lease (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Marketing and the Master Lease”.)
(h)

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”). In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO to exclude non-cash impairment charges. FFO is defined by the National Association of

Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on the recognition of revenue from rental properties (collectively the “Revenue Recognition Adjustments”), as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include other unusual items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or an average) basis rather than when the payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, allowance for deferred rental revenue, acquisition costs and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases; (ii) the rental revenue from acquired in-place leases; (iii) the impact of rent due from direct financing leases; and (iv) the impact of other unusual items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors”; the selected financial data in in Part II entitled “Item 6. Selected Financial Data”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of December 31, 2013, we owned 840 properties and leased 125 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” and “Environmental Matters” below.)

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale/leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios. We cannot provide any assurance that we will be successful making additional investments, that investments will be available which meet our investment criteria or that our current sources of liquidity will be sufficient to fund such investments.

In 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). In addition, in 2013, we acquired fee or leasehold title to three gasoline station and convenience store properties in separate transactions valued at $0.8 million.

Core Net Lease Portfolio

As of December 31, 2013, we leased 755 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 676 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 79 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Certain leases also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

As of December 31, 2013, we had 210 transitional properties in our portfolio, substantially all of which were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). Ninety of these properties are subject to month-to-month license agreements allowing the licensees (substantially all of whom were Marketing’s former subtenants)

to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of December 31, 2013, we also categorized the 84 properties subject to a lease with NECG Holdings Corp (“NECG” or the “NECG Lease” as appropriate) as transitional. Some of the properties included in the NECG Lease remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have materially adversely impacted NECG. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements). Finally, thirty six transitional properties were vacant as of December 31, 2013.

We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the quarter and year ended December 31, 2013, we incurred $1.7 million and $8.3 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends. In addition, it is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business.

Our estimates, judgments, assumptions and beliefs regarding our properties affect the amounts reported in our consolidated financial statements and are subject to change. Actual results could differ from these estimates, judgments and assumptions and such differences could be material. If we are unable to re-let or sell our properties upon terms that are favorable to us, if the amounts realized from the disposition of assets held for sale vary significantly from our estimates of fair value, or if we change our estimates, judgments, assumptions and beliefs, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends and stock price may be materially adversely affected or adversely affected to a greater extent than we have experienced.

Marketing and the Master Lease

Approximately 590 of the properties we own or lease as of December 31, 2013 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $3.7 million and $2.6 million, respectively, are included in general and administrative expense for the years ended December 31, 2013 and 2012.

In December 2011, the Marketing Estate filed a lawsuit (the “Lukoil Complaint”) against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”). In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6.7 million to prosecute the Lukoil Complaint and for certain other expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). We ultimately advanced $6.5 million in the aggregate to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provided that we were entitled to be reimbursed for up to $1.3 million of our legal fees incurred in connection with the Litigation Funding Agreement.

On July 29, 2013, the Bankruptcy Court approved a settlement of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a collective payment to the Marketing Estate of $93.0 million. In August 2013, the settlement payment was received by the Marketing Estate of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease.

We believe that we will receive additional distributions from the Marketing Estate to satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $13.4 million and $13.9 million for the years ended December 31, 2013 and 2012, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. In accordance with the National Association of Real Estate Investment Trusts’ modified guidance for reporting FFO, we have restated reporting of FFO for all periods presented to exclude non-cash impairment charges. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable. Beginning in 2011, we revised our definition of AFFO to exclude direct expensed costs related to property acquisitions and other unusual items.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses from property dispositions and depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments (as defined below) comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases and income recognized from direct financing leases on our recognition of revenues from rental properties, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual items are not reflective of normal operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, property acquisition costs and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) our operating expenses (exclusive of direct expensed operating property acquisition costs); and (v) other unusual items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. For a reconciliation of FFO and AFFO, see “Item 6. Selected Financial Data”.

2013, 2012 and 2011 Acquisitions

On May 9, 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol. The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants are required to pay all expenses pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. We utilized $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand to fund this acquisition.

In addition, in 2013, we acquired fee or leasehold title to three gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $0.8 million.

In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $5.2 million.

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111.6 million including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all expenses pertaining to the properties subject to the CPD Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by us under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).

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

The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all expenses pertaining to the properties subject to the Nouria Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

RESULTS OF OPERATIONS

Lukoil Settlement

On July 29, 2013, the Bankruptcy Court approved a settlement of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a collective payment to the Marketing Estate of $93.0 million of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease. Of the $25.1 million received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement, $8.0 million was applied to the advances made to the Marketing Estate plus accrued interest; $14.0 million was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed of which $8.1 million and $5.9 million was included in continuing operations and discontinued operations, respectively, as a reversal of bad debt expense and the remainder of $3.1 million was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in our consolidated statements of operations as other revenue.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues from rental properties included in continuing operations increased by $3.0 million to $95.9 million for the year ended December 31, 2013, as compared to $92.9 million for the year ended December 31, 2012. The increase in revenues from rental properties included in continuing operations for the year ended December 31, 2013 was primarily due additional rental revenues received from our May 2013 acquisition and an increase in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties and rental property expense included $15.4 million for the year ended December 31, 2013, as compared to $10.9 million for the year ended December 31, 2012 for “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Revenues from rental properties for the year ended December 31, 2012 included $16.9 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $10.3 million were provided and are included in general and administrative expenses in our consolidated statements of operations). Revenues from rental properties included in continuing operations for the year ended December 31, 2013 were reduced by a $1.4 million loss from interim fuel supply agreements, as compared to a net gain of $1.8 million for the year ended December 31, 2012. Total revenue from continuing operations for the year ended December 31, 2013 also includes $3.1 million of additional income, which was received as a result of the Lukoil Settlement. Interest income from notes and mortgages receivable increased by $0.5 million to $3.4 million for the year ended December 31, 2013, as compared to $2.9 million the year ended December 31, 2012 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $7.8 million for the year ended December 31, 2013 and $4.4 million for the year ended December 31, 2012.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $29.3 million for the year ended December 31, 2013, as compared to $28.6 million for the year ended December 31, 2012. The increase in rental property expenses is principally due to an increase in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements offset by lower rent and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts.

Non-cash impairment charges of $3.3 million are included in continuing operations for the year ended December 31, 2013, as compared to $5.1 million for the year ended December 31, 2012. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the years ended December 31, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the year ended December 31, 2013 increased by $11.1 million, to $12.0 million, as compared to $0.9 million for the year ended December 31, 2012. The increase in environmental expenses for the year ended December 31, 2013 was primarily due to a higher provision for litigation losses and legal fees, which increased by $9.4 million for the year ended December 31, 2013 and a change in the provision for estimated environmental remediation obligations, which increased by $1.8 million for the year ended December 31, 2013. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $22.5 million to $5.1 million for the year ended December 31, 2013, as compared to $27.6 million for the year ended December 31, 2012. The decrease in general and administrative expenses was principally due to a $27.3 million decrease in reserves for bad debts primarily related to receiving funds from the Lukoil Settlement, partially offset by higher employee related expenses, legal fees associated with the Lukoil Complaint and eviction proceedings and professional fees associated with our May 2013 acquisition. We reduced previously provided reserves for bad debts and recorded in continuing operations a net credit for bad debt expense of $15.3 million for the year ended December 31, 2013, as compared to a net charge of $12.0 million for the year ended December 31, 2012.

As a result of the developments (described above) related to the NECG Lease, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the year ended December 31, 2013. Therefore, during the year, we recorded a $4.2 million non-cash allowance for deferred rent receivable in continuing operations. This non-cash allowance reduced our net earnings but did not impact our cash flow from operating activities.

Depreciation and amortization expense included in continuing operations was $9.3 million for the year ended December 31, 2013, as compared to $10.6 million for the year ended December 31, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate partially offset by depreciation charges related to asset retirement costs and properties acquired.

As a result, total operating expenses from continuing operations decreased by approximately $9.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Other income, net, included in income from continuing operations was $0.1 million for the year ended December 31, 2013, as compared to $0.5 million for the year ended December 31, 2012.

Interest expense was $11.7 million for the year ended December 31, 2013, as compared to $9.9 million for the year ended December 31, 2012. The increase was due to an increase in the weighted-average interest rate on borrowings outstanding and higher average borrowings outstanding for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

As a result, earnings from continuing operations were $27.7 million for the year ended December 31, 2013, as compared to $13.5 million for the year ended December 31, 2012 and net earnings increased by $57.6 million to $70.0 million for the year ended December 31, 2013, as compared to $12.4 million for the year ended December 31, 2012.

We report as discontinued operations the results of 115 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the years ended December 31, 2012 and 2011 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations increased by $43.4 million to $42.3 million for the year ended December 31, 2013, as compared to a loss of $1.1 million for the year ended December 31, 2012. The increase was primarily due to a reduction in loss from operating activities and an increase in gains on dispositions/acquisition of real estate. Gains from dispositions/acquisition of real estate included in discontinued operations were $45.5 million for the year ended December 31, 2013 and $6.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, there were 145 property dispositions. For the year ended December 31, 2012, there were 54 property dispositions. Gains on dispositions/acquisition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period as compared to prior periods.

For the year ended December 31, 2013, FFO increased by $14.7 million to $47.9 million, as compared to $33.2 million for the year ended December 31, 2012, and AFFO increased by $15.9 million to $44.7 million, as compared to $28.8 million for the prior year. The increase in FFO for the year ended December 31, 2013 was primarily due to the changes in net earnings but excludes a $0.5 million decrease in impairment charges, a $3.8 million decrease in depreciation and amortization expense and a $38.6 million increase in gains on dispositions/acquisition of real estate. The increase in AFFO for the year ended December 31, 2013 also excludes a $4.8 million increase in the allowance for deferred rental revenue, a $0.5 million increase in acquisition costs and a $4.0 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $2.08 per share for the year ended December 31, 2013, as compared to $0.37 per share for the year ended December 31, 2012. Diluted FFO per share for the year ended December 31, 2013 was $1.43 per share, as compared to $0.99 per share for the year ended December 31, 2012. Diluted AFFO per share for the year ended December 31, 2013 was $1.33 per share, as compared to $0.86 per share for the year ended December 31, 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues from rental properties included in continuing operations increased by $1.8 million to $92.9 million for the year ended December 31, 2012, as compared to $91.1 million for the year ended December 31, 2011. Revenues from rental properties include $69.8 million and $45.0 million for the years ended December 31, 2012 and 2011, respectively, in rent contractually due or received from tenants other than Marketing including rent for May 2012 through December 2012 related to properties repositioned from the Master Lease. Revenues from rental properties included in continuing operations for the years ended December 31, 2012 and 2011, include $16.9 million and $43.7 million, respectively, in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $10.3 million and $6.2 million, respectively, were provided and are included in general and administrative expenses in our consolidated statements of operations). The increase in revenues from rental properties included in continuing operations for the year ended December 31, 2012 was primarily due to an increase in “pass-through” real estate taxes and other municipal charges we paid and billed to Marketing through April 30, 2012, the date the Master Lease was terminated, and from other tenants pursuant to their triple-net lease agreements and additional rental income from properties we acquired from, and leased back to, Nouria in March 2011 offset by the fact that we are generated less net revenue from the leasing of properties that were previously subject to the Master Lease than the contractual rent historically due from Marketing under the Master Lease. As a result of Marketing’s bankruptcy filing, beginning in the first quarter of 2012, we began paying past due real estate taxes and other municipal charges for 2011 and 2012, which taxes Marketing historically paid directly. Revenues from rental properties and rental property expense included $10.9 million for the year ended December 31, 2012, as compared to $6.2 million for the year ended December 31, 2011 for “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Revenues from rental properties included in continuing operations for the year ended December 31, 2012 includes a net gain from interim fuel supply agreements of $1.8 million. Interest income from notes and mortgages receivable increased by $0.2 million to $2.9 million for the year ended December 31, 2012, as compared to $2.7 million the year ended December 31, 2011 due to a net increase in mortgage receivables outstanding as a result of the issuance of mortgage notes in connection with property dispositions.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $4.4 million for the year ended December 31, 2012 and $2.3 million for the year ended December 31, 2011.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense and real estate and other state and local taxes and maintenance expense, were $28.6 million for the year ended December 31, 2012, as compared to $15.5 million for the year ended December 31, 2011. The increase in rental property expenses is principally due to additional maintenance expense and real estate tax expenses paid by us and reimbursable by our tenants related to properties and leasehold interests acquired in 2011 and accrued past due real estate taxes historically paid by Marketing directly, which taxes we began paying in the first quarter of 2012. The reimbursement of “pass-through” real estate taxes and other municipal charges from our tenants is included in revenues from rental properties in our consolidated statements of operations. We provided bad debt reserves for the real estate taxes and other municipal charges reimbursable from Marketing since we did not expect to receive payment of taxes from Marketing.

Non-cash impairment charges of $5.1 million are included in continuing operations for the year ended December 31, 2012, as compared to $12.7 million for the year ended December 31, 2011. Impairment charges are incurred when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the year ended December 31, 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and increases in the carrying value for certain properties in conjunction with recording environmental remediation obligations and related environmental asset retirement costs. The non-cash impairment charges in continuing operations for the year ended December 31, 2011 were attributable to recording the Marketing Environmental Liabilities in the fourth quarter of 2011, reductions in real estate valuations and reductions in the assumed holding period used to test for impairment.

Environmental expenses included in continuing operations for the year ended December 31, 2012 decreased by $4.5 million, to $0.9 million, as compared to $5.4 million for the year ended December 31, 2011. The decrease in net environmental expenses for the year ended December 31, 2012 was primarily due to a lower provision for litigation losses and legal fees which decreased by $2.6 million for 2012, and a change in the provision for estimated environmental remediation obligations which decreased by an aggregate $2.4 million to a credit of $0.2 million for the year ended December 31, 2012, as compared to an expense of $2.2 million for the year ended December 31, 2011, partially offset by a $0.5 million increase in professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period as compared to prior periods.

General and administrative expenses included in continuing operations increased by $6.6 million to $27.6 million for the year ended December 31, 2012, as compared to $21.0 million for the year ended December 31, 2011. The increase in general and administrative expenses was principally due to a $5.5 million increase in reserves for bad debts primarily attributable to Marketing’s nonpayment of its obligations due under the Master Lease, a $2.6 million increase in legal and professional fees incurred related to Marketing’s defaults of its obligations under the Master Lease and bankruptcy filing and higher employee related expenses and legal fees recorded in the year ended December 31, 2012 partially offset by a $2.0 million decrease in property acquisition costs.

As a result of Marketing’s material monetary default under the Master Lease and Marketing’s bankruptcy filing, we previously concluded that it was probable that we would not receive the contractual lease payments when due from Marketing for the entire initial term of the Master Lease. Therefore, during the year ended December 31, 2011, we increased our reserve by recording additional non-cash allowances for deferred rent receivable of $16.5 million in continuing operations. These non-cash allowances reduced our net earnings and funds from operations for the year ended December 31, 2011, but did not impact our cash flow from operating activities.

Depreciation and amortization expense included in continuing operations was $10.6 million for the year ended December 31, 2012, as compared to $8.6 million for the year ended December 31, 2011. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired, partially offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

As a result, total operating expenses from continued operations decreased by approximately $6.9 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Other income, net, included in income from continuing operations was $0.5 million for the year ended December 31, 2012, as compared to $0.016 million for the year ended December 31, 2011.

Interest expense was $9.9 million for the year ended December 31, 2012, as compared to $5.1 million for the year ended December 31, 2011. The increase was due to an increase in the weighted average interest rate on borrowings outstanding, loan origination costs incurred in March 2012 amortized over the one year extension of our debt agreements and higher average borrowings outstanding for the year ended December 31, 2012, as compared to the year ended December 31, 2011, partially offset by the expiration of the Swap Agreement on June 30, 2011.

As a result, earnings from continuing operations increased by $4.6 million to $13.5 million for the year ended December 31, 2012, as compared to $8.9 million for the year ended December 31, 2011 and net earnings decreased by $0.1 million to $12.4 million for the year ended December 31, 2012, as compared to $12.5 million for the year ended December 31, 2011.

The operating results and gains from certain dispositions of real estate sold in 2013 have been classified as discontinued operations. The operating results of such properties for the year ended December 31, 2012 and 2011 have also been reclassified to discontinued operations to conform to the 2013 presentation. Earnings from discontinued operations decreased by $4.7 million to a loss of $1.1 million for the year ended December 31, 2012, as compared to earnings of $3.6 million for the year ended December 31,

2011. The decrease was primarily due to lower earnings from operating activities offset by higher gains on dispositions of real estate. Gains from dispositions of real estate included in discontinued operations were $6.9 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, there were 54 property dispositions. For the year ended December 31, 2011, there were 10 property dispositions. Gains on disposition of real estate and impairment charges vary from period to period and accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period as compared to prior periods.

For the year ended December 31, 2012, FFO decreased by $8.9 million to $33.2 million, as compared to $42.1 million for the year ended December 31, 2011, and AFFO decreased by $33.9 million to $28.8 million, as compared to $62.7 million for the prior year. The decrease in FFO for the year ended December 31, 2012 was primarily due to the changes in net earnings but excludes a $6.3 million decrease in impairment charges, a $3.4 million increase in depreciation and amortization expense and a $5.9 million increase in gains on dispositions of real estate. The decrease in AFFO for the year ended December 31, 2012 also excludes a $19.8 million decrease in the allowance for deferred rental revenue, a $2.0 million decrease in acquisition costs and a $3.2 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.37 per share for the years ended December 31, 2012 and 2011. Diluted FFO per share for the year ended December 31, 2012 was $0.99 per share, as compared to $1.26 per share for the year ended December 31, 2011. Diluted AFFO per share for the year ended December 31, 2012 was $0.86 per share, as compared to $1.88 per share for the year ended December 31, 2011.

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

Our cash flow activities for the years ended December 31, 2013, 2012 and 2011 are summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Net cash flow provided by operating activities	$43,678	$15,885	$60,755
Net cash flow (used in)/provided by investing activities	$(6,847)	$3,551	$(193,144)
Net cash flow (used in)/provided by financing activities	$(41,672)	$(10,258)	$133,965

Operating Activities

Cash flow from operating activities increased by $27.8 million for the year ended December 31, 2013 to $43.7 million, as compared to $15.9 million for the year ended December 31, 2012. The increase was primarily due to an increase in operating income attributable to cash flow from our existing portfolio of rental properties, cash flow from our May 2013 acquisition and the effect of our 2013 leasing activities as well as changes in accounts receivable primarily related to the receipt of funds from the Lukoil Settlement.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. During the year ended December 31, 2013, we invested $67.2 million for property acquisitions and $6.3 million for investment in direct financing leases. As a result, for the year ended December 31, 2013, our cash flows from investing activities decreased by $10.4 million to a use of $6.8 million, as compared to $3.6 million provided by investing activities for the year ended December 31, 2012. The change resulted primarily from: (i) an increase in property acquisitions and investment in direct financing leases of $69.3 million, (ii) an increase in proceeds from the sale of rental properties of $56.4 million, (iii) an increase in cash held for property acquisitions of $14.9 million and (iv) an increase in collections of notes and mortgages receivable of $19.1 million.

Financing Activities

During the year ended December 31, 2013, we repaid $150.3 million of borrowings outstanding under the prior credit agreement and $22.0 million of borrowings outstanding under a prior term loan with proceeds from the Credit Agreement and the Prudential Loan Agreement. As a result, for the year ended December 31, 2013, our cash flow from financing activities decreased by $31.4 million to a use of $41.7 million, as compared to a use of $10.3 million for the year ended December 31, 2012. The change resulted primarily from: (i) an increase in the repayment of the prior credit agreement and term loan of $170.1 million, (ii) an increase of $154.0 million in net borrowings under our new financing agreements and (iii) an increase in dividends paid on common stock of $16.0 million.

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

On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the years ended December 31, 2013, 2012 and 2011 amounted to $73.4 million, $4.1 million and $167.5 million, respectively, substantially all of which was for acquisitions. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. We have committed to co-invest as much as $14.5 million in the aggregate in capital improvements in our properties and, as of December 31, 2013, we have co-invested $0.3 million of our capital commitment. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties”). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

On May 9, 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with Capitol. The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants are required to pay all expenses pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. We utilized $11.5 million of proceeds from 1031 exchanges, $57.5 million of borrowings under our Credit Agreement and cash on hand to fund this acquisition.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $24.4 million, $8.4 million and $63.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively. There can be no assurance that we will continue to pay cash dividends at historical rates.

CONTRACTUAL OBLIGATIONS

Our significant contractual obligations and commitments as of December 31, 2013 were comprised of borrowings under the Credit Agreement and the Prudential Loan Agreement, operating lease payments due to landlords, estimated environmental remediation expenditures and co-investing with our tenants in capital improvements at our properties. The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement is as follows: 2015 — $58.0 million and 2021 — $100.0 million.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2013 are summarized below (in thousands):

	TOTAL	LESS THAN- ONE YEAR	ONE-TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS
Operating leases	$31,135	$7,296	$11,816	$6,794	$5,229
Borrowings under the Credit Agreement (a)	58,000	—	58,000	—	—
Borrowings under the Prudential Loan Agreement (a)	100,000	—	—	—	100,000
Estimated environmental remediation expenditures (b)	43,472	13,633	18,596	3,924	7,319
Capital improvements (c)	14,225	—	14,225	—	—

Total	$246,832	$20,929	$102,637	$10,718	$112,548

(a)	Excludes related interest payments. (See “Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.)
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
(c)	The actual timing of co-investing with our tenants in capital improvements is dependent on the timing of such capital improvement projects and the terms of our leases. We expect that substantially all of such credits will be issued within five years.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, income under direct financing leases, environmental remediation obligations, real estate, depreciation and amortization, impairment of long-lived assets, litigation, accrued liabilities, environmental remediation obligations, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our consolidated financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

Our accounting policies are described in note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, impairment of long-lived assets, income taxes, environmental remediation obligations, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation as described below:

Revenue recognition — We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $16.9 million recorded as of December 31, 2013 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants, other than Marketing and NECG, with leases that are material to our financial results have generally made rent payments when due. However, we may be required to reverse, or provide reserves for a portion of the recorded deferred rent receivable if it becomes apparent that the tenant may not make all of its contractual lease payments when due during the current term of the lease.

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

Environmental remediation obligations — We provide for the estimated fair value of future environmental remediation obligations when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. (See “Environmental Matters” below for additional information). Environmental liabilities net of related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state UST remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that the counterparty may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counterparties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

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

Litigation — Legal fees related to litigation are expensed as legal services are performed. We provide for litigation reserves, including certain environmental litigation (see “Environmental Matters” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

ENVIRONMENTAL MATTERS

General

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

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that is known at the time the lease commences and for contamination that existed at the premises prior to commencement of the lease and is discovered by the tenant (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After the expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as remediation of environmental contamination Marketing caused and all unknown environmental liabilities discovered during the term of the Master Lease (collectively, the “Marketing Environmental Liabilities”). As a result of Marketing’s bankruptcy, in the fourth quarter of 2011, we accrued for the Marketing Environmental Liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any of our current tenants based on our tenant’s history of paying such obligations and/or our assessment of their financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of the triple-net leases whose term commenced through December 31, 2013, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, we removed $12.6 million of asset retirement obligations and $10.4 million of net asset retirement costs related to USTs from our balance sheet through December 31, 2013. The net amount is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

        Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of December 31, 2013, 2012 and 2011, we had accrued $43.5 million, $46.2 million and $57.7 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.2 million, $3.2 million and $0.9 million of net accretion expense was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $3.0 million and $4.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2013 and 2012, we increased the carrying value of certain of our properties by $12.4 million and $5.7 million, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the years ended December 31, 2013 and 2012 included $2.0 million and $5.4 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $18.3 million and $23.5 million as of December 31, 2013 and 2012, respectively.

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

In view of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2013 and December 31, 2012, we had accrued an aggregate $11.4 million and $3.6 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” and note 3 to our consolidated financial statements for additional information with respect to these and other pending environmental lawsuits and claims.)

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of December 31, 2013 were $58.0 million.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowings and monitoring available financing alternatives. We reduced our interest rate risk on February 25, 2013, as compared to December 31, 2012, by repaying floating interest rate debt with the proceeds of a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our average outstanding borrowings under the Credit Agreement projected at $58.0 million for 2014, an increase in market interest rates of 0.50% for 2014 would decrease our 2014 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $58.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2014 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high-credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Revenues:
Revenues from rental properties	$95,940	$92,873	$91,053
Interest on notes and mortgages receivable	3,397	2,882	2,658
Other revenue	3,126	—	—

Total revenues	102,463	95,755	93,711

Operating expenses:
Rental property expenses	29,326	28,637	15,514
Impairment charges	3,296	5,133	12,715
Environmental expenses	12,021	860	5,362
General and administrative expenses	5,071	27,634	20,981
Allowance for deferred rent receivable	4,206	—	16,529
Depreciation and amortization expense	9,311	10,567	8,613

Total operating expenses	63,231	72,831	79,714

Operating income	39,232	22,924	13,997
Other income, net	102	520	16
Interest expense	(11,667)	(9,931)	(5,125)

Earnings from continuing operations	27,667	13,513	8,888
Discontinued operations:
Earnings (loss) from operating activities	(3,161)	(7,946)	2,620
Gains on dispositions/acquisition of real estate	45,505	6,880	948

Earnings (loss) from discontinued operations	42,344	(1,066)	3,568

Net earnings	$70,011	$12,447	$12,456

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.82	$.40	$.26
Earnings (loss) from discontinued operations	$1.26	$(.03)	$.11
Net earnings	$2.08	$.37	$.37
Weighted average shares outstanding:
Basic	33,397	33,395	33,171
Stock options	—	—	1

Diluted	33,397	33,395	33,172

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Net earnings	$70,011	$12,447	$12,456
Other comprehensive gain:
Net unrealized gain on interest rate swap	—	—	1,153

Comprehensive income	$70,011	$12,447	$13,609

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2013	2012
ASSETS:
Real Estate:
Land	$342,944	$318,814
Buildings and improvements	196,607	208,325

	539,551	527,139
Less — accumulated depreciation and amortization	(95,712)	(106,931)

Real estate held for use, net	443,839	420,208
Real estate held for sale, net	22,984	25,340

Real estate, net	466,823	445,548
Net investment in direct financing leases	97,147	91,904
Deferred rent receivable (net of allowance of $4,775 at December 31, 2013 and $0 at December 31, 2012)	16,893	12,448
Cash and cash equivalents	12,035	16,876
Restricted cash	1,000	—
Notes and mortgages receivable	28,793	32,928
Accounts receivable (net of allowance of $3,248 at December 31, 2013 and $25,371 at December 31, 2012)	5,106	8,937
Prepaid expenses and other assets	54,605	31,940

Total assets	$682,402	$640,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$58,000	$150,290
Term loan	100,000	22,030
Environmental remediation obligations	43,472	46,150
Dividends payable	8,423	4,202
Accounts payable and accrued liabilities	57,416	45,160

Total liabilities	267,311	267,832

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,397,260 at December 31, 2013 and 33,396,720 at December 31, 2012	334	334
Paid-in capital	462,397	461,426
Dividends paid in excess of earnings	(47,640)	(89,011)

Total shareholders’ equity	415,091	372,749

Total liabilities and shareholders’ equity	$682,402	$640,581

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$70,011	$12,447	$12,456
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	9,927	13,700	10,336
Impairment charges	13,425	13,942	20,226
Gains on dispositions/acquisition of real estate	(45,505)	(6,866)	(968)
Deferred rent receivable, net of allowance	(4,445)	(4,368)	19,305
Allowance for accounts receivable	(20,854)	15,903	9,121
Amortization of above-market and below-market leases	160	(285)	(685)
Amortization of credit line and term loan origination costs	1,650	3,396	207
Accretion expense	3,214	3,174	899
Stock-based employee compensation expense	971	757	643
Changes in assets and liabilities:
Accounts receivable, net	20,847	(15,848)	(14,890)
Prepaid expenses and other assets	(201)	(8,004)	151
Environmental remediation obligations	(15,611)	(9,009)	(1,981)
Accounts payable and accrued liabilities	10,089	(3,054)	5,935

Net cash flow provided by operating activities	43,678	15,885	60,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(67,174)	(4,148)	(99,926)
Investment in direct financing leases	(6,267)	—	(67,569)
Proceeds from dispositions of real estate	66,349	9,855	2,317
Change in cash held for property acquisitions	(16,467)	(1,615)	(750)
Change in restricted cash	(1,000)	—	—
Amortization of investment in direct financing leases	1,025	728	505
Issuance of notes, mortgages and other receivables	(4,138)	(2,972)	(30,400)
Collection of notes and mortgages receivable	20,825	1,703	2,679

Net cash flow (used in) provided by investing activities	(6,847)	3,551	(193,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	130,400	4,000	247,253
Repayments under credit line	(222,690)	(1,410)	(140,853)
Borrowings under term loan	100,000	—	—
Repayments under term loan	(22,030)	(780)	(780)
Payments of capital lease obligations	(220)	(152)	(59)
Payments of cash dividends	(24,419)	(8,404)	(63,436)
Payments of loan origination costs	(2,842)	(4,144)	(175)
Cash paid in settlement of restricted stock units	—	(18)	—
Security deposits received	129	650	29
Net proceeds from issuance of common stock	—	—	91,986

Net cash flow (used in) provided by financing activities	(41,672)	(10,258)	133,965

Change in cash and cash equivalents	(4,841)	9,178	1,576
Cash and cash equivalents at beginning of year	16,876	7,698	6,122

Cash and cash equivalents at end of year	$12,035	$16,876	$7,698

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$9,563	$6,293	$5,523
Income taxes	173	810	267
Environmental remediation obligations	12,396	4,889	3,598
Non-cash transactions
Issuance of mortgages related to property dispositions	8,714	4,568	1,068

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries. We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We do not distinguish our principal business or our operations on a geographical basis for purposes of measuring performance. Accordingly, we manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates, Judgments and Assumptions: The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, net investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, environmental remediation obligations, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. Application of these estimates and assumptions requires exercise of judgment as to future uncertainties, and as a result, actual results could differ materially from these estimates.

Subsequent Events: We evaluated subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Fair Value Hierarchy: The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”-inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”-inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”-inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis.

We had a receivable of $2,972,000 as of December 31, 2012, that was measured at fair value on a recurring basis using Level 3 inputs. Pursuant to the terms of the Litigation Funding Agreement (as defined below), in the third quarter of 2013, we received a payment of $25,096,000 related to this receivable. We elected to account for the advances, accrued interest and litigation reimbursements due to us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of the Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement are within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs included the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil (as such capitalized terms are defined below). We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller. Please refer to note 2 of our accompanying consolidated financial statements for additional information regarding Marketing and the Master Lease.

We have mutual fund assets that are measured at fair value on a recurring basis using Level 1 inputs. We have a Supplemental Retirement Plan for executives and other senior management employees. The amounts held in trust under the Supplemental Retirement Plan may be used to satisfy claims of general creditors in the event of our or any of our subsidiaries’ bankruptcy. We have liability to the employees participating in the Supplemental Retirement Plan for the participant account balances equal to the aggregate of the amount invested at the employees’ direction and the income earned in such mutual funds.

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2013 and 2012 of $9,590,000 and $4,967,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of December 31, 2013 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$—	$—
Mutual funds	$3,275	$—	$—	$3,275
Liabilities:
Deferred compensation	$—	$3,275	$—	$3,275

The following summarizes as of December 31, 2012 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Receivable	$—	$—	$2,972	$2,972
Mutual funds	$3,013	$—	$—	$3,013
Liabilities:
Deferred compensation	$—	$3,013	$—	$3,013

Fair Value Disclosure of Financial Instruments: All of our financial instruments are reflected in the accompanying consolidated balance sheets at amounts which, in our estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those separately disclosed in the notes to our consolidated financial statements.

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 115 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption Discontinued Operations. This has resulted in certain amounts related to discontinued operations in 2012 and 2011 being reclassified to conform to the 2013 presentation.

Real estate held for sale consisted of the following at December 31:

(in thousands)	December
	2013	2012
Land	$15,586	$17,409
Buildings and improvements	15,138	17,768

	30,724	35,177
Accumulated depreciation and amortization	(7,740)	(9,837)

Real estate held for sale, net	$22,984	$25,340

The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions/acquisition of real estate related to these properties are as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Revenues from rental properties	$4,939	$11,898	$19,388
Impairment charges	(10,129)	(8,809)	(7,511)
Other operating expenses	2,029	(11,035)	(9,257)

Earnings (loss) from operating activities	(3,161)	(7,946)	2,620
Gains from dispositions/acquisition of real estate	45,505	6,880	948

Earnings (loss) from discontinued operations	$42,344	$(1,066)	$3,568

Real Estate: Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. When real estate assets are sold or retired, the cost and related accumulated depreciation and amortization is eliminated from the respective accounts and any gain or loss is credited or charged to income. We evaluate real estate sale transactions where we provide seller financing to determine sale and gain recognition in accordance with GAAP. Expenditures for maintenance and repairs are charged to income when incurred. (See note 10 for additional information regarding property acquisitions.)

Depreciation and Amortization: Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Asset retirement costs are depreciated over the remaining useful lives of underground storage tanks (“UST” or “USTs”) or 10 years for asset retirement costs related to environmental remediation obligations, which costs are attributable to the group of assets identified at a property. Leasehold interests and in-place leases are amortized over the remaining term of the underlying lease.

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

We recorded non-cash impairment charges aggregating $13,425,000 and $13,942,000 for the years ended December 31, 2013 and 2012, respectively, in continuing operations and in discontinued operations. We record non-cash impairment charges and reduce the carrying amount of properties held for use to fair value where the carrying amount of the property exceeds the projected undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. We record non-cash impairment charges and reduce the carrying amount of properties held for sale to fair value less disposal costs. The non-cash impairment charges recorded during the years ended December 31, 2013 and 2012 were attributable to reductions in the assumed holding period used to test for impairment, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third-parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases ranging up to 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Cash and Cash Equivalents: We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash: Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2013, restricted cash of $1,000,000 consists of an escrow account established in conjunction with the sale of one of our terminal properties.

Notes and Mortgages Receivable: Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes.

Deferred Rent Receivable and Revenue Recognition: We earn rental income under operating and direct financing leases with tenants. Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that it is not reasonable to assume that the tenant will make all of its contractual lease payments when due during the current term of the lease. We make estimates of the collectability of our accounts receivable related to revenue from rental properties. We analyze accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable prove incorrect, we could experience write-offs of the accounts receivable or deferred rent receivable in excess of our allowance for doubtful accounts. Lease termination fees are recognized as rental income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant. The present value of the difference between the fair market rent and the contractual rent for above-market and below-market leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Although tax returns for the years 2010, 2011 and 2012, and tax returns which will be filed for the year ended 2013, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, except as noted in the following paragraph, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2013 or 2012.

In the third quarter of 2013, we submitted to the Internal Revenue Service (“IRS”) a request seeking a ruling that a portion of the payments we received from the Marketing Estate, including amounts related to the Litigation Funding Agreement (see note 2 for additional information regarding the Lukoil Settlement and the Litigation Funding Agreement), be treated either as qualifying income or excluded from gross income for the purposes of the REIT qualification gross income tests either as a matter of law or pursuant to the discretionary authority granted by Congress to the IRS to determine whether certain types of income are an outgrowth of a REIT’s business of owning and operating real estate. In January 2014, we received a favorable ruling from the IRS indicating that a portion of the payments received from the Marketing Estate will be treated as qualifying income and the remainder will be excluded from gross income for the purposes of the REIT qualification gross income tests. Therefore, none of the cash flow received from the Marketing Estate, including amounts related to the Litigation Funding Agreement, will be treated as non-qualifying income for purposes of the REIT qualification gross income tests.

Interest Expense and Interest Rate Swap Agreement: In April 2006 we entered into a $45,000,000 LIBOR based interest rate swap agreement with JPMorgan Chase Bank, N.A. as the counterparty, effective through June 30, 2011 (the “Swap Agreement”). The Swap Agreement was intended to effectively fix, at 5.44%, the LIBOR component of the interest rate determined under our LIBOR based loan agreements. We entered into the Swap Agreement, designated and qualifying as a cash flow hedge, to reduce our exposure to the variability in future cash flows attributable to changes in the LIBOR rate. Our primary objective when undertaking the hedging transaction and derivative position was to reduce our variable interest rate risk by effectively fixing a portion of the interest rate for existing debt and anticipated refinancing transactions. We determined that the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows associated with the hedged item and that no gain or loss was required to be recognized in earnings during the year ended December 31, 2011 representing the hedge’s ineffectiveness. We have not entered into financial instruments for trading or speculative purposes.

The fair values of the Swap Agreement obligation were determined using (i) discounted cash flow analyses on the expected cash flows of the Swap Agreement, which were based on market data obtained from sources independent of us consisting of interest rates and yield curves that are observable at commonly quoted intervals and are defined by GAAP as Level 2 inputs in the Fair Value Hierarchy, and (ii) credit valuation adjustments, which were based on unobservable Level 3 inputs. We classified our valuations of the Swap Agreement entirely within Level 2 of the Fair Value Hierarchy since the credit valuation adjustments were not significant to the overall valuations of the Swap Agreement. Changes in the fair value of the Swap Agreement were included in the consolidated statements of comprehensive income and would have been recorded in the consolidated statements of operations if the Swap Agreement was not an effective cash flow hedge for accounting purposes.

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method.

	Year ended December 31,
(in thousands):	2013	2012	2011
Earnings from continuing operations	$27,667	$13,513	$8,888
Less dividend equivalents attributable to RSUs outstanding	(252)	(87)	(235)

Earnings from continuing operations attributable to common shareholders	27,415	13,426	8,653

Earnings (loss) from discontinued operations	42,344	(1,066)	3,568
Less dividend equivalents attributable to RSUs outstanding	(392)	(47)	(14)

Earnings (loss) from discontinued operations attributable to common shareholders	41,952	(1,113)	3,554

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$69,367	$12,313	$12,207

Weighted-average number of common shares outstanding:
Basic	33,397	33,395	33,171
Stock options	—	—	1

Diluted	33,397	33,395	33,172

RSUs outstanding at the end of the period	296	216	171

Stock-Based Compensation: Compensation cost for our stock-based compensation plans using the fair value method was $971,000, $757,000 and $643,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

Reclassifications: Certain amounts related to discontinued operations for 2012 and 2011 have been reclassified to conform to the 2013 presentation.

Revisions: As discussed in note 9, we revised our quarterly statements of operations for the quarters ended March 31, June 30 and September 30, 2013 to recognize $222,000, $571,000 and $933,000 of rental property expenses as from continuing operations. These expenses were previously inappropriately recognized as discontinued operations.

New Accounting Pronouncement: There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition or results of operations in future periods.

2. LEASES

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of December 31, 2013, we owned 840 properties and leased 125 properties from third-party landlords. Our 965 properties are located in 20 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions.

Revenues from rental properties included in continuing operations for the years ended December 31, 2013, 2012 and 2011 were $95,940,000, $92,873,000 and $91,053,000, respectively. For the year ended December 31, 2013, we recorded $3,126,000 of revenue from rental properties attributable to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease, which was received as a result of the Lukoil Settlement (as described in more detail below). Revenues from rental properties contractually due or received from Marketing under the Master Lease through its termination on April 30, 2012 (as described in more detail below) were $16,850,000 and $43,731,000, respectively, for the years ended December 31, 2012 and 2011. Revenues from rental properties contractually due or received from other tenants were $89,504,000, $69,827,000 and $45,044,000, respectively, for the years ended December 31, 2013, 2012 and 2011. Revenues from rental properties and rental property expenses included in continuing operations included $15,405,000, $10,854,000 and $6,243,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for “pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements. Revenues from rental properties included in continuing operations for the year ended December 31, 2013 also include a net loss of $1,374,000 for amounts realized under interim fuel supply agreements, as compared to a net gain of $1,763,000 for the year ended December 31, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, net amortization of above-market and below-market leases and recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $7,810,000, $4,433,000 and $2,278,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $97,147,000 net investment in direct financing leases as of December 31, 2013 are minimum lease payments receivable of $203,438,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $120,270,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2013, are as follows (in thousands):

YEAR ENDING DECEMBER 31,	OPERATING LEASES	DIRECT FINANCING LEASES	TOTAL(a)
2014	$70,577	$11,945	$82,522
2015	68,195	12,121	80,316
2016	68,642	12,308	80,950
2017	68,103	12,622	80,725
2018	67,080	12,872	79,952
Thereafter	506,281	141,570	647,851

(a)	Includes $85,524,000 of future minimum annual rentals receivable under subleases.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $7,092,000, $7,903,000 and $8,009,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2013, 2012 and 2011 was $10,715,000, $11,809,000 and $13,325,000, respectively.

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over 11 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2014 — $7,296,000, 2015 — $6,417,000, 2016 — $5,399,000, 2017 — $3,931,000, 2018 — $2,863,000 and $5,229,000 thereafter.

Marketing and the Master Lease

Approximately 590 of the properties we own or lease as of December 31, 2013 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $3,700,000 and $2,600,000, respectively, are included in general and administrative expense for the years ended December 31, 2013 and 2012.

In December 2011, the Marketing Estate filed a lawsuit (the “Lukoil Complaint”) against Marketing’s former parent, Lukoil Americas Corporation, and certain of its affiliates (collectively, “Lukoil”). In October 2012, we entered into an agreement with the Marketing Estate to make loans and otherwise fund up to an aggregate amount of $6,725,000 to prosecute the Lukoil Complaint and for certain other expenses incurred in connection with the wind-down of the Marketing Estate (the “Litigation Funding Agreement”). We ultimately advanced $6,526,000 in the aggregate to the Marketing Estate pursuant to the Litigation Funding Agreement. The Litigation Funding Agreement also provided that we were entitled to be reimbursed for up to $1,300,000 of our legal fees incurred in connection with the Litigation Funding Agreement.

On July 29, 2013, the Bankruptcy Court approved a settlement of the claims made in the Lukoil Complaint (the “Lukoil Settlement”). The terms of the Lukoil Settlement included a collective payment to the Marketing Estate of $93,000,000. In August 2013, the settlement payment was received by the Marketing Estate of which $25,096,000 was distributed to us pursuant to the Litigation Funding Agreement and $6,585,000 was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease.

Of the $25,096,000 received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement, $7,976,000 was applied to the advances made to the Marketing Estate plus accrued interest; $13,994,000 was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed; and the remainder of $3,126,000 was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in our consolidated statements of operations as other revenue.

In accordance with GAAP, we recognized in revenue from rental properties in our consolidated statements of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provided bad debt reserves included in general and administrative expenses and in earnings (loss) from discontinued operations in our consolidated statements of operations for our estimate of uncollectible amounts due from Marketing. During the year ended December 31, 2013 we received $34,251,000 of funds from the Marketing Estate from our post-petition priority claims and the Lukoil Settlement thereby eliminating the previously provided reserves. The reduction in our bad debt reserve for uncollectible amounts due from Marketing for the year ended December 31, 2013 of $22,782,000 is reflected in our consolidated statements of operations by reducing general and administrative expenses in continuing operations by $16,851,000 and increasing earnings from operating activities included in discontinued operations by $5,931,000.

During the year ended December 31, 2012 we had a net increase in our bad debt reserves related to Marketing and the Master Lease of $13,980,000. The increase was related to $16,428,000 of uncollected rent and real estate taxes due from Marketing offset by $2,448,000 received from the Marketing Estate pursuant to our post-petition priority claims related to the Master Lease. The net increase in our bad debt reserve for uncollectible amounts due from Marketing for the year ended December 31, 2012 of $13,980,000 is reflected in our consolidated statements of operations by increasing general and administrative expenses in continuing operations by $10,340,000 and decreasing earnings from operating activities included in discontinued operations by $3,640,000.

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

We believe that we will receive additional distributions from the Marketing Estate to satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Leasing Activities

As of December 31, 2013, we have entered into long-term triple-net leases with petroleum distributors for 12 separate property portfolios comprising 462 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 90 properties previously leased to Marketing (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of certain Property Expenditures (as defined above) and environmental costs.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the aggregate volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks (“USTs”) that are owned by our tenants. We have committed to co-invest up to $14,532,000 in the aggregate with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases. As of December 31, 2013, we have invested $308,000 of our capital commitment. As part of these triple-net leases, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $12,648,000 of asset retirement obligations and $10,435,000 of net asset retirement costs related to USTs from our balance sheet through December 31, 2013. The net amount of $2,213,000 is recorded as deferred rental revenue and is recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $365,000 and $3,147,000 of lease origination costs for the years ended December 31, 2013 and 2012, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. For the year ended December 31, 2011, we did not incur any lease origination costs.

Chestnut Petroleum Dist. Inc.

As of December 31, 2013, we leased 142 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 84 properties to NECG. CPD NY and NECG together represented 21%, 18% and 12% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

The selected combined audited financial data of CPD NY (from inception on January 13, 2011) and NECG (from inception on May 1, 2012), which has been prepared by Chestnut Petroleum Dist. Inc.’s management, is provided below.

(in thousands)

Operating Data:

	Year ended December 31,
	2013	2012	2011
Total revenue	$451,145	$424,519	$385,406
Gross profit	28,721	26,616	25,764
Net income	229	1,968	9,111

Balance Sheet Data:

	December 31, 2013	December 31, 2012
Current assets	$10,944	$12,942
Noncurrent assets	28,852	23,405
Current liabilities	13,985	5,107
Noncurrent liabilities	16,043	21,641

Eviction proceedings are ongoing against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted NECG. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Annual Report on Form 10-K, 13 of the 24 former operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in the properties as bona fide subtenants or vacate the premises, and have withdrawn their appeals. Eleven of the operators remain in occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined.

In August 2013, we entered into an agreement to modify the NECG Lease. This lease modification agreement includes provisions under which we can recapture and sever from the NECG Lease up to 26 properties and, as of December 31, 2013, these properties are accounted for as held for sale. As a result of the disruption and costs associated with the litigation, NECG was not current in its rent and certain other obligations due to us under the NECG Lease. We increased our accounts receivable bad debt reserves by approximately $1,015,000 in 2013 so that the total bad debt reserve related to NECG as of December 31, 2013 is approximately $1,765,000 in aggregate.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease for the likely removal of properties and for rent payment deferrals previously agreed to related to the year ended December 31, 2013. Accordingly, during the year ended 2013, we recorded a non-cash allowance for deferred rent receivable which resulted in a full reserve of the outstanding balance of $4,775,000. This non-cash allowance reduced our net earnings for the year ended December 31, 2013, but did not impact our cash flow from operating activities.

Capitol Petroleum Group

As of December 31, 2013, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC. We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 15%, 7% and 6% of our rental revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

3. COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2013 and December 31, 2012, we had accrued $11,423,000 and $3,615,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $7,956,000 and $92,000 for certain of these matters during the years ended December 31, 2013 and 2012, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the NJDEP under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties for alleged Natural Resource Damages (“NRD” or “NRDs”) resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). The Directive provided, among other things, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which was sold in October 2013). We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by the NJDEP with respect to the Directive since early after its issuance.

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about 2014. Subsequently, the members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrently, the EPA is finalizing a Focused Feasibility Study (“FFS”) that the EPA claims will address sediment issues in the lower eight miles of the Lower Passaic River. The RI/FS AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

In December 2005, the State of New Jersey (through the NJDEP, the Commissioner of the NJDEP and the Administrator of the New Jersey Spill Compensation Fund and hereinafter collectively the “State”) brought suit in the Superior Court of New Jersey, Law Division (the “Action”) against Occidental, Tierra Solutions, Inc. (“Tierra”), Maxus Energy Corporation (“Maxus”) and related entities for various past and future damages on account of discharges of hazardous substances to the Passaic River by Occidental and its predecessors-in-interest from a facility formerly located at 80 and 120 Lister Avenue in Newark, New Jersey (the “Lister Ave. Facility”). In February 2009, two of the original defendants, Maxus and Tierra, filed third-party complaints which named approximately 300 additional parties to the Action, including us. The third-party complaints alleged that the third-party entities were responsible for discharges of hazardous substances to the Newark Bay Complex from hundreds of sites in the area, and therefore were liable for some or all of the environmental cleanup costs and damages at issue in the Action.

In March 2013, the State and most of the third-party defendants, including us, negotiated a settlement agreement to resolve the Action for the participating third-party defendants (hereinafter the “Settling Parties”). Under the terms of the settlement, each public third-party defendant agreed to pay the State $95,000 and each private third-party defendant, including us, agreed to pay the State $195,000. The State published notice of the proposed settlement, and the mandatory public comment period expired on July 31, 2013. On October 28, 2013, the State filed a motion with the court seeking approval of the third-party settlement. The third-party settlement was approved by the Court following a hearing on the motion on December 12, 2013 and an order was entered which dismissed the pending claims against the Settling Parties.

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, an aggregate of $2,025,000 to settle two plaintiff classes covering 52 cases and another brought by the City of New York. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP (the “New Jersey MDL Proceedings”). The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for insurance coverage that we believe is provided under pollution insurance policies previously obtained by Marketing and under which we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of December 31, 2013 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

4. CREDIT AGREEMENT AND PRUDENTIAL LOAN AGREEMENT

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

Credit Agreement

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of December 31, 2013, borrowings under the Credit Agreement were $58,000,000 bearing interest at a rate of approximately 3.2% per annum.

The Credit Agreement provides for security in the form of, among other items, mortgage liens on certain of our properties. As of December 31, 2013, the mortgaged properties had an aggregate net book value of approximately $154,117,000. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the security pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

We repaid the then outstanding borrowings related to our debt outstanding as of December 31, 2012 partially with cash on hand and proceeds from the Credit Agreement and the Prudential Loan Agreement entered into in February 2013. The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of December 31, 2013, is as follows: 2015 — $58,000,000 and 2021 — $100,000,000.

Due to the near-term maturity of our outstanding debt as of December 31, 2012, the carrying value of the borrowings outstanding as of December 31, 2012 approximated fair value. As of December 31, 2013, the carrying value of the borrowings outstanding under the Credit Agreement and the Prudential Loan Agreement approximated fair value. The fair value of the borrowings outstanding as of December 31, 2013 and 2012 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that is known at the time the lease commences and for contamination that existed at the premises prior to commencement of the lease and is discovered by the tenant (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

Under the Master Lease, Marketing was responsible to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted as well as remediation of environmental contamination Marketing caused and all unknown environmental liabilities discovered during the term of the Master Lease (collectively, the “Marketing Environmental Liabilities”). As a result of Marketing’s bankruptcy filing, in the fourth quarter of 2011, we accrued for the Marketing Environmental Liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any of our current tenants based on our tenant’s history of paying such obligations and/or our assessment of their financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so.

As part of the triple-net leases whose term commenced through December 31, 2013, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through December 31, 2013, we removed $12,648,000 of asset retirement obligations and $10,435,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,213,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of December 31, 2013, 2012 and 2011, we had accrued $43,472,000, $46,150,000 and $57,700,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,214,000, $3,174,000 and $899,000 of net accretion expense was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2,956,000 and $4,215,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2013 and 2012, we increased the carrying value of certain of our properties by $12,371,000 and $5,710,000, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the years ended December 31, 2013 and 2012 included $2,009,000 and $5,371,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $18,281,000 and $23,549,000 as of December 31, 2013 and 2012, respectively.

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

In view of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

6. INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2013, 2012 and 2011 of $173,000, $810,000 and $267,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statements purposes. Earnings and profits were $29,957,000, $7,814,000 and $63,472,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The federal tax attributes of the common dividends for the years ended December 31, 2013, 2012 and 2011 were: ordinary income of 94.4%, 10.0% and 98.3%, capital gain distributions of 5.6%, 61.3% and 1.7% and non-taxable distributions of 0.0%, 28.7% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. Should the IRS successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2010, 2011 and 2012, and tax returns which will be filed for the year ended 2013, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, except as noted in the following paragraph, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2013 or 2012. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

In the third quarter of 2013, we submitted to the IRS a request seeking a ruling that a portion of the payments we received from the Marketing Estate, including amounts related to the Litigation Funding Agreement (see note 2 for additional information regarding the Lukoil Settlement and the Litigation Funding Agreement), be treated either as qualifying income or excluded from gross income for the purposes of the REIT qualification gross income tests either as a matter of law or pursuant to the discretionary authority granted by Congress to the IRS to determine whether certain types of income are an outgrowth of a REIT’s business of owning and operating real estate. In January 2014, we received a favorable ruling from the IRS indicating that a portion of the payments received from the Marketing Estate will be treated as qualifying income and the remainder will be excluded from gross income for the purposes of the REIT qualification gross income tests. Therefore, none of the cash flow received from the Marketing Estate, including amounts related to the Litigation Funding Agreement, will be treated as non-qualifying income for purposes of the REIT qualification gross income tests.

7. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands, except per share amounts):

	COMMON STOCK		PAID-IN	DIVIDEND PAID IN EXCESS	ACCUMULATED OTHER COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	LOSS	TOTAL
BALANCE, DECEMBER 31, 2010	29,944	$299	$368,093	$(52,304)	$(1,153)	$314,935
Net earnings				12,456		12,456
Dividends — $1.46 per share				(49,004)		(49,004)
Stock-based compensation			643			643
Stock options exercised						—
Proceeds from issuance of common stock	3,450	35	91,951			91,986
Net unrealized gain on interest rate swap					1,153	1,153

BALANCE, DECEMBER 31, 2011	33,394	334	460,687	(88,852)	—	372,169
Net earnings				12,447		12,447
Dividends — $0.375 per share				(12,606)		(12,606)
Stock-based compensation	3		739			739

BALANCE, DECEMBER 31, 2012	33,397	334	461,426	(89,011)		372,749
Net earnings				70,011		70,011
Dividends — $0.850 per share				(28,640)		(28,640)
Stock-based compensation	—	—	971	—	—	971

BALANCE, DECEMBER 31, 2013	33,397	$334	$462,397	$(47,640)	$—	$415,091

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2013, 2012 and 2011.

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

In addition, in April 2012, the Compensation Committee of the Board of Directors adopted, for 2012 only, a performance-based incentive compensation feature to our compensation program for named executive officers (“NEOs”) and other executives. By adding this performance-based incentive compensation feature, the Compensation Committee intended to incentivize management’s efforts associated with achieving our business objectives and financial performance in 2012. To do so, the Compensation Committee approved a program under which certain NEOs and other executives would be eligible to receive restricted stock units (“RSUs”) (including dividend equivalents paid with respect to such RSUs) in 2013 contingent on the level of achievement of several financial performance goals in 2012 and on a subjective qualitative evaluation of the performance of the executive in 2012. Under the 2012 performance-based incentive compensation program, the RSUs that were granted, were granted on terms substantially consistent with the 2004 Plan, except for the relative vesting schedules: RSUs granted under the 2012 performance-based incentive compensation program vest on a cumulative basis, with the first 20% vesting occurring on May 1, 2013, and an additional 20% vesting on each May 1 thereafter, through May 1, 2017; while the traditional discretionary RSU awards vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant. In February 2013, the Compensation Committee granted a total of 35,000 RSUs to NEOs and other executives under the 2012 performance-based incentive compensation program. All such RSU grants include related dividend equivalents.

We awarded to employees and directors 79,500 (including 35,000 RSUs issued under the 2012 performance-based incentive compensation program), 52,125 and 47,625 RSUs and dividend equivalents in 2013, 2012 and 2011, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors and RSUs granted in 2009 and thereafter upon the earlier of 10 (ten) years after grant or termination. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2013, 2012 and 2011, dividend equivalents aggregating approximately $251,000, $82,000 and $249,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	NUMBER OF RSUs OUTSTANDING	FAIR VALUE
		AMOUNT	AVERAGE PER RSU
RSUs OUTSTANDING AT DECEMBER 31, 2010	123,200
Granted	47,625	$1,043,000	$21.90

RSUs OUTSTANDING AT DECEMBER 31, 2011	170,825
Granted	52,125	$864,000	$16.57
Settled	(2,780)	$70,000	$25.31
Cancelled	(3,820)	$88,000	$23.10

RSUs OUTSTANDING AT DECEMBER 31, 2012	216,350
Granted	79,500	$1,439,110	$18.10

RSUs OUTSTANDING AT DECEMBER 31, 2013	295,850

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2013, 2012 and 2011 was $962,000, $746,000 and $638,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2013, there was $2,302,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan and the 2012 performance-based incentive compensation program, which cost is expected to be recognized over a weighted average period of approximately 3.2 years. The aggregate intrinsic value of the 295,850 outstanding RSUs and the 136,135 vested RSUs as of December 31, 2013 was $5,435,000 and $2,501,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	NUMBER OF RSUs VESTED	FAIR VALUE
RSUs VESTED AT DECEMBER 31, 2010	45,400
Vested	21,400	$505,000

RSUs VESTED AT DECEMBER 31, 2011	66,800
Vested	29,205	$734,000
Settled	(2,780)	$70,000

RSUs VESTED AT DECEMBER 31, 2012	93,225
Vested	42,910	$844,000

RSUs VESTED AT DECEMBER 31, 2013	136,135

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $238,000, $270,000 and $239,000 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations.

We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of December 31, 2013, there were 5,000 options outstanding which were exercisable at $27.68 with a remaining contractual life of five years. As of December 31, 2013, the 5,000 options outstanding had no intrinsic value.

9. QUARTERLY FINANCIAL DATA

During the preparation of the consolidated financial statements for the year ended December 31, 2013, we identified and corrected an error in which we inappropriately classified certain property expenses as discontinued operations. The error resulted in a reclassification of rental property expenses on our consolidated statements of operations for the quarters ended March 31, June 30 and September 30, 2013 of $222,000, $571,000 and $933,000, respectively, to continuing operations. These rental property expenses were previously inappropriately recorded as a part of discontinued operations. The effect of this error had no impact on our net income or consolidated balance sheets or statements of cash flows. We assessed the materiality of this error on the consolidated financial statements in connection with previously-filed periodic reports in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 99, Materiality) and have determined that these adjustments are not material to our consolidated financial statements for any of the affected quarterly periods. However, we determined that recording the cumulative error in the quarter ended December 31, 2013 would have been significant and accordingly, we will revise the quarters ended March 31, June 30 and September 30, 2013 in future Quarterly Reports on Form 10-Q the next time such financial statements are filed. For purposes of this Annual report on Form 10-K for the year ended December 31, 2013, we have revised the quarterly information presented below. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation for properties sold during 2013 and 2012 and properties classified as held for sale as of December 31, 2013.

The following is a summary of the quarterly results of operations (as reported and as revised) for the years ended December 31, 2013 and 2012 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED
YEAR ENDED DECEMBER 31, 2013(a)	MARCH 31 (as reported)	JUNE 30, (as reported)	SEPTEMBER 30, (as reported)	DECEMBER 31,
Revenues from rental properties	$22,357	$23,232	$28,007	$25,470
Earnings from continuing operations	5,523	7,413	14,695	1,762
Net earnings	10,350	12,739	41,877	5,045
Diluted earnings per common share:
Earnings from continuing operations	.16	.22	.44	.05
Net earnings	.31	.38	1.25	.15

	THREE MONTHS ENDED
YEAR ENDED DECEMBER 31, 2013(a)	MARCH 31 (as revised)	JUNE 30, (as revised)	SEPTEMBER 30, (as revised)	DECEMBER 31,
Revenues from rental properties	$22,357	$23,232	$28,007	$25,470
Earnings from continuing operations(b)	5,301	6,842	13,762	1,762
Net earnings	10,350	12,739	41,877	5,045
Diluted earnings per common share:
Earnings from continuing operations	.16	.20	.41	.05
Net earnings	.31	.38	1.25	.15

YEAR ENDED DECEMBER 31, 2012(c)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$25,487	$23,819	$21,172	$22,395
Earnings from continuing operations	5,004	1,785	2,717	4,007
Net earnings (loss)	6,485	3,626	(3,465)	5,801
Diluted earnings (loss) per common share:
Earnings from continuing operations	.16	.07	.05	.13
Net earnings (loss)	.19	.11	(.10)	.17

(a)	Includes for the respective periods the effect of:
•	Revenue (from the date of the acquisition) related to our $72,500,000 acquisition of 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC.
•	$3,126,000 of additional income, which was received as a result of the Lukoil Settlement.
•	A $20,854,000 net credit for bad debt expense primarily related to receiving funds from the Marketing Estate and the Litigation Funding Agreement. (See note 2 for additional information.)
•	Impairment charges of $13,425,000 recorded for the year ended December 31, 2013, of which $5,708,000 was recorded in the quarter ended December 31, 2013. (See note 1 for additional information.)
•	A non-cash allowance for deferred rent receivable of $4,775,000 for the year ended December 31, 2013.
(b)	Earnings from continuing operations are approximately $222,000, $571,000 and $933,000 lower than the amounts previously reported in our Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2013, respectively, with corresponding increases to earnings from discontinued operations.
(c)	Includes for the respective periods the effect of:
•	An accounts receivable reserve of $13,980,000, related to Marketing, recorded in the year ended December 31, 2012, net of a partial reversal of $1,781,000 recorded in the quarter ended December 31, 2012. (See note 2 for additional information.)
•	Impairment charges of $13,942,000 recorded for the year ended December 31, 2012, of which $3,390,000 was recorded in the quarter ended December 31, 2012. (See note 1 for additional information.)

10. PROPERTY ACQUISITIONS

Capitol Sale/Leaseback

On May 9, 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72,500,000 in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). The two new triple-net unitary leases have an initial term of 15 years plus three renewal options with provisions for rent escalations during the initial and renewal terms. As triple-net lessees, our tenants are required to pay all expenses pertaining to the properties subject to the unitary leases, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. We utilized $11,500,000 of proceeds from 1031 exchanges, $57,500,000 of borrowings under our Credit Agreement and cash on hand to fund this acquisition.

We accounted for these transactions as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $62,365,000 of the purchase price to land, buildings and equipment, $6,267,000 to direct financing leases and $3,868,000 to in-place leases and other intangible assets. We incurred transaction costs of $480,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations.

In addition, in 2013, we acquired fee or leasehold title to three gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $750,000.

In 2012, we acquired fee or leasehold title to five gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $5,159,000.

CPD NY Sale/Leaseback

On January 13, 2011, we acquired fee or leasehold title to 59 Mobil-branded gasoline station and convenience store properties and also took a security interest in six other Mobil-branded gasoline station and convenience store properties in a sale/leaseback and loan transaction with CPD NY Energy Corp. (“CPD NY”), a subsidiary of Chestnut Petroleum Dist. Inc. Our total investment in the transaction was $111,621,000 including acquisition costs, which was financed entirely with borrowings under our revolving credit facility.

The properties were acquired or financed in a simultaneous transaction among ExxonMobil, CPD NY and us whereby CPD NY acquired a portfolio of 65 gasoline station and convenience stores from ExxonMobil and simultaneously completed a sale/leaseback of 59 of the acquired properties and leasehold interests with us. The lease between us, as lessor, and CPD NY, as lessee, governing the properties is a unitary triple-net lease agreement (the “CPD Lease”), with an initial term of 15 years, and options for up to three successive renewal terms of ten years each. The CPD Lease requires CPD NY to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on the third anniversary of the date of the CPD Lease and on every third anniversary thereafter. As a triple-net lessee, CPD NY is required to pay all expenses pertaining to the properties subject to the CPD Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges. Partial funding to CPD NY for the transaction was also provided by us under a secured, self-amortizing loan having a 10-year term (the “CPD Loan”).

We accounted for this transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, we allocated $60,610,000 of the purchase price to land, net above-market and below-market leases related to leasehold interests as lessee of $953,000 which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $2,516,000 which is accounted for as a deferred liability, $38,752,000 allocated to direct financing leases and capital lease assets and $18,400,000 which is accounted for in notes and mortgages receivable. In connection with the acquisition of certain leasehold interests, we also recorded capital lease obligations aggregating $5,768,000. We also incurred transaction costs of $1,190,000 directly related to the acquisition which are included in general and administrative expenses on our consolidated statements of operations.

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

The properties were acquired in a simultaneous transaction among Motiva Enterprises LLC (“Shell”), Nouria and us whereby Nouria acquired a portfolio of 66 gasoline station and convenience stores from Shell and simultaneously completed a sale/leaseback of the 66 acquired properties and leasehold interests with us. The lease between us, as lessor, and Nouria, as lessee, governing the properties is a unitary triple-net lease agreement (the “Nouria Lease”), with an initial term of 20 years, and options for up to two successive renewal terms of ten years each followed by one final renewal term of five years. The Nouria Lease requires Nouria to pay a fixed annual rent for the properties (the “Rent”), plus an amount equal to all rent due to third-party landlords pursuant to the terms of third-party leases. The Rent is scheduled to increase on every annual anniversary of the date of the Nouria Lease. As a triple-net lessee, Nouria is required to pay all expenses pertaining to the properties subject to the Nouria Lease, including environmental expenses, taxes, assessments, licenses and permit fees, charges for public utilities and all governmental charges.

We accounted for this transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant” and intangible assets consisting of above-market and below-market leases. Based on these estimates, we allocated $37,875,000 of the purchase price to land, net above-market and below-market leases relating to leasehold interests as lessee of $3,895,000, which is accounted for as a deferred asset, net above-market and below-market leases related to leasehold interests as lessor of $3,768,000, which is accounted for as a deferred liability, $37,315,000 allocated to direct financing leases and capital lease assets and $12,000,000 which is accounted for in notes and mortgages receivable. In connection with the acquisition of certain leasehold interests, we also recorded capital lease obligations aggregating $1,114,000. We also incurred transaction costs of $844,000 directly related to the acquisition which are included in general and administrative expenses on our consolidated statements of operations.

Acquired Intangible Assets

Acquired above-market and below-market leases are included in prepaid expenses and other assets and had a balance of $3,784,000 and $4,304,000 (net of accumulated amortization of $2,727,000 and $2,209,000, respectively) at December 31, 2013 and 2012, respectively. Acquired above-market and below-market leases are included in accounts payable and accrued liabilities and had a balance of $8,685,000 and $9,666,000 (net of accumulated amortization of $8,940,000 and $7,788,000, respectively) at December 31, 2013 and 2012, respectively. Above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase, when we are a lessor. In-place leases are included in prepaid expenses and other assets and had a balance of $5,169,000 and $1,694,000 (net of accumulated amortization of $2,290,000 and $1,882,000, respectively) at December 31, 2013 and 2012, respectively. Above-market and below-market leases are amortized and recorded as either an increase (in the case of above-market leases) or a decrease (in the case of below-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase, when we are a lessee. Rental income included amortization from acquired leases of $986,000, $1,113,000 and $1,215,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense included amortization from acquired leases of $353,000, $529,000 and $533,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $408,000, $241,000 and $256,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above-Market	Below-Market	In-Place
As Lessor:	Leases	Leases	Leases
Year ending December 31,
2014	$159,000	$1,114,000	$472,000
2015	155,000	1,056,000	450,000
2016	155,000	1,037,000	444,000
2017	142,000	973,000	430,000
2018	40,000	918,000	403,000
Thereafter	50,000	3,587,000	2,970,000

	$701,000	$8,685,000	$5,169,000

Below-Market
As Lessee:	Leases
Year ending December 31,
2014	$333,000
2015	333,000
2016	333,000
2017	320,000
2018	317,000
Thereafter	1,447,000

$3,083,000

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2013, 2012 and 2011 has been prepared utilizing our historical consolidated financial statements and the combined effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties; (c) rental income adjustments resulting from the amortization of above-market leases with tenants; and (d) rent expense adjustments resulting from the amortization of below-market leases with landlords. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisitions and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions herein been consummated on the dates indicated or that will be achieved in the future.

	Year ended December 31,
(in thousands, except per share amounts):	2013	2012	2011
Revenues	$104,710	$102,086	$102,322

Net earnings	$71,277	$15,792	$17,991

Basic and diluted net earnings per common share	$2.11	$0.47	$0.54

11. SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

Condensed combining financial information for the year ended December 31, 2011 has been derived from our books and records and is provided below to illustrate, for informational purposes only, the net contribution to our financial results that were realized from the Master Lease with Marketing and from properties leased to other tenants. As a result of the termination of the Master Lease on April 30, 2012, our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease.

The condensed combining financial information set forth below presents the results of operations and cash flows related to Marketing and the Master Lease, our other tenants and our corporate functions necessary to arrive at the information for us on a combined basis. The assets, liabilities, lease agreements and other leasing operations attributable to the Master Lease and other tenant leases are not segregated in legal entities. However, we generally maintain our books and records in site specific detail and have classified the operating results which are clearly applicable to each owned or leased property as attributable to Marketing or our other tenants or to non-operating corporate functions. The condensed combining financial information has been prepared by us using certain assumptions, judgments and allocations. In our prior filings, each of our properties were classified as attributable to Marketing, other tenants or corporate for all periods presented based on the property’s use as of the latest balance sheet date included in such filing or the property’s use immediately prior to its disposition or third-party lease expiration.

As a result of the termination of the Master Lease on April 30, 2012, we have omitted the condensed combining financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 since our financial results are no longer materially dependent on the performance of Marketing to meet its obligations to us under the Master Lease. For the historical condensed combining financial information set forth below, each of the properties were classified based on the property’s use as of December 31, 2011.

Environmental remediation expenses have been attributed to Marketing or other tenants on a site specific basis and environmental related litigation expenses and professional fees have been attributed to Marketing or other tenants based on the pro rata share of specifically identifiable environmental expenses for the period from January 1, 2011 through December 31, 2011.

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

While we believe these assumptions, judgments and allocations are reasonable, the condensed combining financial information is not intended to reflect what the net results would have been had assets, liabilities, lease agreements and other operations attributable to Marketing or our other tenants been conducted through stand-alone entities during the period presented.

The condensed combining statement of operations of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
Revenues from rental properties	$42,953	$48,100	$—	$91,053
Interest on notes and mortgages receivable	—	2,489	169	2,658

Total revenues	42,953	50,589	169	93,711

Operating expenses:
Rental property expenses	(7,602)	(7,271)	(641)	(15,514)
Impairment charges	(11,452)	(1,263)	—	(12,715)
Environmental expenses	(5,240)	(122)	—	(5,362)
General and administrative expenses	(7,815)	(1,783)	(11,383)	(20,981)
Allowance for deferred rent receivable	(16,529)	—	—	(16,529)
Depreciation and amortization expense	(3,336)	(5,231)	(46)	(8,613)

Total operating expenses	(51,974)	(15,670)	(12,070)	(79,714)

Operating income (loss)	(9,021)	34,919	(11,901)	13,997
Other income, net	641	(621)	(4)	16
Interest expense	—	—	(5,125)	(5,125)

Earnings (loss) from continuing operations	(8,380)	34,298	(17,030)	8,888
Discontinued operations:
Income (loss) from operating activities	2,874	(254)	—	2,620
Gains on dispositions of real estate	—	948	—	948

Earnings from discontinued operations	2,874	694	—	3,568

Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456

The condensed combining statement of cash flows of Getty Realty Corp. for the year ended December 31, 2011 is as follows (in thousands):

	Getty Petroleum Marketing	Other Tenants	Corporate	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,506)	$34,992	$(17,030)	$12,456
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization expense	5,024	5,266	46	10,336
Impairment charges	18,676	1,550	—	20,226
Gains on dispositions of real estate	(641)	(327)	—	(968)
Deferred rent receivable, net of allowance	21,221	(1,916)	—	19,305
Allowance for accounts receivable	8,802	319	—	9,121
Amortization of above-market and below-market leases	—	(685)	—	(685)
Amortization of credit agreement origination costs	—	—	207	207
Accretion expense	879	20	—	899
Stock-based employee compensation expense	—	—	643	643
Changes in assets and liabilities:
Accounts receivable, net	(14,851)	(39)	—	(14,890)
Prepaid expenses and other assets	—	(68)	219	151
Environmental remediation obligations	(1,304)	(677)	—	(1,981)
Accounts payable and accrued liabilities	3,040	692	2,203	5,935

Net cash flow provided by (used in) operating activities	35,340	39,127	(13,712)	60,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(99,902)	(24)	(99,926)
Investments in direct financing leases	—	(67,569)	—	(67,569)
Proceeds from dispositions of real estate	1,604	1,781	(1,068)	2,317
Change in cash held for property acquisitions	—	—	(750)	(750)
Amortization of investment in direct financing leases	—	505	—	505
Issuance of notes, mortgages and other receivables	—	(30,400)	—	(30,400)
Collection of notes and mortgages receivable	—	2,415	264	2,679

Net cash flow provided by (used in) investing activities	1,604	(193,170)	(1,578)	(193,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	—	—	247,253	247,253
Repayments under credit line	—	—	(140,853)	(140,853)
Repayments under term loan line	—	—	(780)	(780)
Payments of capital lease obligations	—	(59)	—	(59)
Payments of cash dividends	—	—	(63,436)	(63,436)
Payments of loan origination costs	—	—	(175)	(175)
Security deposits received	—	29	—	29
Net proceeds from issuance of common stock	—	—	91,986	91,986
Cash consolidation- Corporate	(36,944)	154,073	(117,129)	—

Net cash flow (used in) provided by financing activities	(36,944)	154,043	16,866	133,965

Net increase in cash and cash equivalents	—	—	1,576	1,576
Cash and cash equivalents at beginning of year	—	—	6,122	6,122

Cash and cash equivalents at end of year	$—	$—	$7,698	$7,698

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 17, 2014

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to directors, the audit committee and the audit committee financial expert, and procedures by which shareholders may recommend to nominees to the board of directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “Directors’ Meetings, Committees and Executive Officers” in the Proxy Statement. The following table lists our executive officers, their respective ages and the offices and positions held.

NAME	AGE	POSITION	OFFICER SINCE
David B. Driscoll	59	President, Chief Executive Officer and Director	2010
Joshua Dicker	53	Senior Vice President, General Counsel and Secretary	2008
Kevin C. Shea	54	Executive Vice President	2001
Christopher J. Constant	35	Vice President, Chief Financial Officer and Treasurer	2012

Mr. Driscoll was appointed to the position of President of the Company, effective April 2010. In addition, Mr. Driscoll was appointed as the Company’s Chief Executive Officer, effective May 2010. Mr. Driscoll is also a Director of the Company. Mr. Driscoll was previously a Managing Director at Morgan Joseph and Co. Inc. where he was a founding shareholder. Prior to his work at Morgan Joseph, Mr. Driscoll was a Managing Director at ING Barings, where he was Global Coordinator of the real estate practice and prior to ING Barings, Mr. Driscoll was the founder of the real estate group at Smith Barney, which he ran for more than a decade.

Mr. Dicker has served as Senior Vice President, General Counsel and Secretary since 2012. He was Vice President, General Counsel and Secretary since February 2009. Prior to joining the Company in 2008, he was a partner at the law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters.

Mr. Shea has been with the Company since 1984 and has served as Executive Vice President since May 2004. He was Vice President since January 2001 and Director of National Real Estate Development prior thereto.

Mr. Constant has served as Vice President, Chief Financial Officer and Treasurer since December 2013. Mr. Constant joined the Company in November 2010 as Director of Planning and Corporate Development and was later promoted to Treasurer in May 2012 and Vice President in May 2013. Prior to joining the Company, Mr. Constant was a Vice President in the corporate finance department at Morgan Joseph & Co. Inc. and began his career in the corporate finance department at ING Barings.

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

There were no such relationships or transactions to report for the year ended December 31, 2013.

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

(a) (2) Financial Statement Schedules

GETTY REALTY CORP.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Item 15(a)(2)

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 17, 2014 appearing in Item 8 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 17, 2014

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2013, 2012 and 2011

(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
December 31, 2013:
Allowance for deferred rent receivable	$—	$4,775	$—	$4,775
Allowance for accounts receivable	$25,371	$4,027	$26,150	$3,248
Allowance for deposits held in escrow	$—	$—	$—	$—
December 31, 2012:
Allowance for deferred rent receivable	$25,630	$—	$25,630	$—
Allowance for accounts receivable	$9,480	$15,903	$12	$25,371
Allowance for deposits held in escrow	$377	$—	$377	$—
December 31, 2011:
Allowance for deferred rent receivable	$8,170	$17,460	$—	$25,630
Allowance for accounts receivable	$361	$9,121	$2	$9,480
Allowance for deposits held in escrow	$377	$—	$—	$377

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2013

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2013	2012	2011
Investment in real estate:
Balance at beginning of year	$562,316	$615,854	$504,587
Acquisitions and capital expenditures	76,016	10,976	151,090
Impairment	(23,238)	(23,354)	(35,246)
Sales and condemnations	(42,884)	(40,381)	(3,219)
Lease expirations/settlements	(1,935)	(779)	(1,358)

Balance at end of year	$570,275	$562,316	$615,854

Accumulated depreciation and amortization:
Balance at beginning of year	$116,768	$137,117	$144,217
Depreciation and amortization expense	9,231	13,375	10,080
Impairment	(9,813)	(9,412)	(15,020)
Sales and condemnations	(11,474)	(23,533)	(802)
Lease expirations/settlements	(1,260)	(779)	(1,358)

Balance at end of year	$103,452	$116,768	$137,117

The properties in the table below indicated by an asterisk (*), with an aggregate net book value of approximately $154,117,000 as of December 31, 2013, are encumbered by mortgages. As of December 31, 2012, these mortgages provided security for our prior credit agreement and our prior term loan agreement. As of February 25, 2013, these mortgages provide security for our $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”). The parties to the Credit Agreement and the Prudential Loan Agreement share the security pursuant to the terms of an inter-creditor agreement. For additional information, see note 4 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” No other material mortgages, liens or encumbrances exist on our properties.

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent	at Close of Period				Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Brookland, AR	$1,468	$0	$149	$1,319	$1,468	$339	2007
Jonesboro, AR	2,985	0	330	2,655	2,985	744	2007
Jonesboro, AR	869	0	173	695	869	188	2007
Bellflower, CA	1,370	0	910	459	1,370	166	2007
Benicia, CA	2,223	0	1,058	1,166	2,223	441	2007
Coachella, CA	2,235	0	1,217	1,018	2,235	359	2007
El Cajon, CA	1,292	0	780	512	1,292	164	2007
Fillmore, CA	1,354	0	950	404	1,354	146	2007
Hesperia, CA	1,643	0	849	794	1,643	265	2007
La Palma, CA	1,972	0	1,389	582	1,972	207	2007
Poway, CA	1,439	0	0	1,439	1,439	442	2007
San Dimas, CA	1,941	0	749	1,192	1,941	365	2007
Avon, CT	731	107	403	434	837	189	2002
Bloomfield, CT	141	98	90	149	239	113	1986
Bridgeport, CT	350	56	228	178	406	134	1985
Bridgeport, CT	313	51	204	160	364	90	1985
Bridgeport, CT	313	24	204	134	338	94	1985
Bridgeport, CT	378	114	246	246	492	173	1985
Bridgeport, CT	338	22	220	141	361	98	1985
Bridgeport, CT	346	12	230	128	358	128	1985
Bristol, CT	109	113	44	178	222	152	1982
Bristol, CT	360	0	0	360	360	330	2004
Bristol, CT	1,594	0	1,036	558	1,594	205	2004
Bristol, CT	254	0	150	104	254	38	2004
Bristol, CT	365	0	237	128	365	47	2004
Brookfield, CT	58	339	20	376	396	137	1985
Cheshire, CT	490	(69)	267	155	421	10	1985
Cobalt, CT	396	0	0	396	396	363	2004
Darien, CT	667	333	434	566	1,000	233	1985
Durham, CT	994	0	0	994	994	911	2004
East Hartford, CT	208	70	84	194	278	188	1982
East Hartford, CT	347	14	301	60	361	32	1991
Ellington, CT	1,295	0	842	453	1,295	166	2004
Enfield, CT	260	0	0	260	260	260	2004
Fairfield, CT	430	10	280	160	440	106	1985
Farmington, CT	466	0	303	163	466	60	2004
Franklin, CT	51	174	20	204	224	200	1982
Hartford, CT	665	0	432	233	665	85	2004
Hartford, CT	571	0	371	200	571	73	2004
Hartford, CT	233	33	152	114	266	84	1985
Manchester, CT	66	214	65	215	280	166	1982
Meriden, CT	208	63	84	187	271	166	1982
Meriden, CT	1,532	0	989	543	1,532	204	2004
Middletown, CT	1,039	0	675	364	1,039	133	2004
Middletown, CT	133	308	131	310	441	122	1987
Milford, CT	294	45	191	147	338	107	1985
New Britain, CT	391	0	254	137	390	50	2004
New Haven, CT	1,413	(701)	569	143	712	7	1985
New Haven, CT	538	175	351	363	713	295	1985
New Haven, CT	217	23	141	99	240	72	1985
New Milford, CT	114	170	0	284	284	240	1982
Newington, CT	954	0	620	334	954	122	2004
North Branford, CT	130	181	83	228	311	103	1982
North Haven, CT	405	0	252	153	405	67	2004
Norwalk, CT	257	157	104	310	414	287	1982

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Norwalk, CT		511	60	332	238	570	155	1985
Norwalk, CT		0	658	402	256	658	86	1988
Old Greenwich, CT		0	945	620	325	945	94	1969
Plainville, CT		545	0	354	191	545	70	2004
Plymouth, CT		931	0	605	326	931	119	2004
Ridgefield, CT		535	122	348	309	657	167	1985
Ridgefield, CT		402	36	167	271	438	271	1985
Simsbury, CT		318	(59)	149	110	259	0	1985
South Windham, CT		644	1,398	598	1,444	2,042	375	2004
South Windsor, CT		545	0	337	208	545	93	2004
Southington, CT		116	171	71	216	286	207	1982
Stamford, CT		507	16	330	193	523	129	1985
Stamford, CT		603	58	393	268	661	178	1985
Stamford, CT		507	103	330	280	609	163	1985
Stratford, CT		285	15	186	114	300	78	1985
Suffield, CT		237	603	201	639	840	413	2004
Terryville, CT		182	173	74	281	355	218	1982
Vernon, CT		1,434	0	0	1,434	1,434	1,315	2004
Wallingford, CT		551	0	335	216	551	98	2004
Waterbury, CT		107	192	44	256	300	121	1982
Waterbury, CT		804	0	516	288	804	112	2004
Waterbury, CT		515	0	335	180	515	66	2004
Waterbury, CT		468	0	305	164	468	60	2004
Watertown, CT		925	0	567	358	925	164	2004
Watertown, CT		352	59	204	207	411	144	1992
West Haven, CT		185	49	74	160	234	160	1982
West Haven, CT		1,215	0	790	425	1,215	156	2004
Westbrook, CT		345	0	0	345	345	316	2004
Westport, CT		603	12	393	223	616	147	1985
Wethersfield, CT		447	0	0	447	447	447	2004
Willimantic, CT		717	0	466	251	717	92	2004
Wilton, CT		519	75	338	257	594	187	1985
Windsor Locks, CT		1,433	0	0	1,433	1,433	1,314	2004
Windsor Locks, CT		1,030	0	670	361	1,030	132	2004
Cromwell, CT		70	183	24	229	253	229	1982
Washington, DC		940	0	664	277	940	11	2013
Washington, DC		848	0	418	430	848	14	2013
Claymont, DE		237	31	152	116	268	87	1985
Newark, DE		406	(110)	239	57	296	5	1985
Wilmington, DE		382	40	249	173	421	124	1985
Jacksonville, FL		560	0	296	263	560	152	2000
Jacksonville, FL		486	0	388	97	486	56	2000
Jacksonville, FL		545	0	256	289	545	167	2000
Orlando, FL		868	0	401	466	868	269	2000
Haleiwa, HI	*	1,522	0	1,058	464	1,522	207	2007
Honolulu, HI	*	1,539	0	1,219	320	1,539	112	2007
Honolulu, HI	*	1,769	0	1,192	577	1,769	185	2007
Honolulu, HI	*	1,070	13	981	103	1,084	49	2007
Honolulu, HI	*	9,211	0	8,194	1,017	9,211	338	2007
Kaneohe, HI	*	1,978	20	1,473	524	1,998	183	2007
Kaneohe, HI	*	1,364	0	822	542	1,364	203	2007
Waianae, HI	*	1,997	0	871	1,126	1,997	364	2007
Waianae, HI	*	1,520	0	648	872	1,520	280	2007
Waipahu, HI	*	2,459	0	945	1,513	2,459	467	2007
Arlington, MA		518	27	338	208	545	142	1985

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Ashland, MA		607	6	395	218	613	141	1985
Auburn, MA	*	600	0	600	0	600	0	2011
Auburn, MA	*	625	0	625	0	625	0	2011
Auburn, MA	*	725	0	725	0	725	0	2011
Auburn, MA		800	0	0	800	800	197	2011
Auburn, MA		175	79	125	129	254	84	1986
Auburn, MA		369	137	240	266	506	110	1991
Barre, MA		536	10	348	198	546	87	1991
Bedford, MA	*	1,350	0	1,350	0	1,350	0	2011
Bellingham, MA		734	73	476	331	807	238	1985
Belmont, MA		301	134	144	292	436	16	1985
Belmont, MA		390	29	254	165	419	115	1985
Billerica, MA		400	158	250	308	558	269	1986
Bradford, MA	*	650	0	650	0	650	0	2011
Bridgewater, MA		190	37	140	87	227	87	1987
Burlington, MA	*	600	0	600	0	600	0	2011
Burlington, MA	*	1,250	0	1,250	0	1,250	0	2011
Chatham, MA		275	(8)	150	117	267	116	1986
Chelmsford, MA		715	0	0	715	715	90	2012
Clinton, MA		587	48	382	253	635	178	1985
Clinton, MA		386	(117)	153	116	269	0	1985
Clinton, MA		178	48	116	110	226	46	1992
Danvers, MA	*	400	0	400	0	400	0	2011
Dedham, MA		226	18	126	118	244	118	1987
Dracut, MA	*	450	0	450	0	450	0	2011
Everett, MA		270	191	270	191	460	139	1985
Fall River, MA		343	(104)	239	0	239	0	1985
Falmouth, MA		519	44	458	105	563	105	1988
Fitchburg, MA		247	40	203	84	287	54	1991
Fitchburg, MA		390	33	254	169	423	91	1992
Fitchburg, MA		142	218	93	268	361	203	1992
Foxborough, MA		427	17	325	118	443	118	1990
Framingham, MA		400	23	260	163	423	82	1991
Franklin, MA		0	271	165	106	271	55	1988
Gardner, MA	*	550	0	550	0	550	0	2011
Gardner, MA		1,008	225	657	576	1,233	301	1985
Hanover, MA		241	0	115	126	241	8	2013
Harwich, MA		225	6	150	81	231	81	1986
Harwichport, MA		383	18	249	152	401	76	1991
Hingham, MA		353	25	243	135	378	133	1989
Hyannis, MA		651	(339)	261	51	312	0	1985
Hyannis, MA		222	7	145	85	230	41	1991
Hyde Park, MA		499	44	322	221	543	143	1985
Leominster, MA	*	571	0	199	372	571	26	2012
Lowell, MA		361	84	201	244	445	244	1985
Lowell, MA		375	9	250	134	384	134	1986
Lynn, MA	*	850	0	850	0	850	0	2011
Lynn, MA	*	400	0	400	0	400	0	2011
Marlborough, MA	*	550	0	550	0	550	0	2011
Maynard, MA		735	7	479	263	742	170	1985
Melrose, MA	*	600	0	600	0	600	0	2011
Methuen, MA	*	650	0	650	0	650	0	2011
Methuen, MA		380	64	246	198	444	150	1985
Methuen, MA		490	16	319	187	506	125	1985
Methuen, MA		300	51	150	201	351	201	1986

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
New Bedford, MA		522	(203)	268	52	320	0	1985
New Bedford, MA		482	96	293	285	578	228	1985
Newton, MA		691	26	450	267	717	180	1985
North Andover, MA		394	33	256	170	426	120	1985
North Attleboro, MA		663	(343)	268	52	320	0	1985
North Grafton, MA		245	35	159	121	280	72	1991
Northborough, MA		405	12	263	154	417	73	1993
Orleans, MA		260	75	140	195	335	98	1986
Oxford, MA		294	9	191	112	303	53	1993
Peabody, MA	*	650	0	650	0	650	0	2011
Peabody, MA	*	550	0	550	0	550	0	2011
Peabody, MA		400	41	275	166	441	166	1986
Pittsfield, MA		123	118	50	191	241	191	1982
Quincy, MA		200	180	125	255	380	108	1986
Randolph, MA		574	123	430	266	696	179	1985
Revere, MA	*	1,300	0	1,300	0	1,300	0	2011
Rockland, MA		579	45	377	247	624	174	1985
Salem, MA	*	600	0	600	0	600	0	2011
Salem, MA		275	24	175	124	299	124	1986
Seekonk, MA		1,073	(434)	535	104	639	0	1985
Shrewsbury, MA	*	450	0	450	0	450	0	2011
Shrewsbury, MA	*	400	0	400	0	400	0	2011
South Hadley, MA		232	39	90	181	271	181	1982
South Yarmouth, MA		276	46	179	143	322	87	1991
Sterling, MA		476	2	309	169	479	74	1991
Stoughton, MA		775	(493)	237	45	282	0	1985
Sutton, MA		714	127	464	377	841	146	1993
Tewksbury, MA	*	1,200	0	1,200	0	1,200	0	2011
Upton, MA		429	25	279	175	453	89	1991
Wakefield, MA	*	900	0	900	0	900	0	2011
Walpole, MA		450	11	293	168	461	111	1985
Watertown, MA		358	118	321	154	475	109	1985
Webster, MA		1,012	238	659	591	1,250	302	1985
West Boylston, MA		312	29	203	138	341	75	1991
West Roxbury, MA		490	71	319	242	561	138	1985
Westborough, MA	*	450	0	450	0	450	0	2011
Westborough, MA		312	21	203	130	333	68	1991
Westfield, MA		123	161	50	234	284	176	1982
Westford, MA		275	51	175	151	326	129	1986
Wilmington, MA	*	1,300	0	1,300	0	1,300	0	2011
Wilmington, MA	*	600	0	600	0	600	0	2011
Woburn, MA		508	304	508	304	811	195	1985
Woburn, MA		350	46	200	196	396	196	1986
Worcester, MA	*	400	0	400	0	400	0	2011
Worcester, MA	*	300	0	300	0	300	0	2011
Worcester, MA	*	550	0	550	0	550	0	2011
Worcester, MA	*	500	0	500	0	500	0	2011
Worcester, MA		498	138	322	313	635	190	1985
Worcester, MA		386	(96)	226	63	290	0	1985
Worcester, MA		276	9	179	105	285	50	1992
Worcester, MA		168	103	168	103	271	51	1991
Worcester, MA		343	(68)	210	65	274	0	1991
Worcester, MA		231	13	150	94	244	47	1991
Worcester, MA		276	17	179	114	293	58	1991
Worcester, MA		547	10	356	202	557	92	1991

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Worcester, MA		979	8	636	350	987	154	1991
Worcester, MA		285	44	185	144	329	87	1991
Worcester, MA		271	16	176	111	288	57	1991
Yarmouthport, MA		300	25	150	175	325	175	1986
Accokeek, MD	*	692	0	692	0	692	0	2010
Baltimore, MD		429	163	309	283	592	236	1985
Baltimore, MD		2,259	0	722	1,537	2,259	484	2007
Baltimore, MD		802	0	0	802	802	271	2007
Beltsville, MD	*	1,130	0	1,130	0	1,130	0	2009
Beltsville, MD	*	731	0	731	0	731	0	2009
Beltsville, MD	*	525	0	525	0	525	0	2009
Beltsville, MD	*	1,050	0	1,050	0	1,050	0	2009
Bladensburg, MD	*	571	0	571	0	571	0	2009
Bowie, MD	*	1,084	0	1,084	0	1,084	0	2009
Capitol Heights, MD	*	628	0	628	0	628	0	2009
Clinton, MD	*	651	0	651	0	651	0	2009
College Park, MD	*	536	0	536	0	536	0	2009
College Park, MD	*	445	0	445	0	445	0	2009
District Heights, MD	*	479	0	479	0	479	0	2009
District Heights, MD	*	388	0	388	0	388	0	2009
Ellicott City, MD		895	0	0	895	895	318	2007
Emmitsburg, MD		147	109	102	154	256	127	1986
Forestville, MD	*	1,039	0	1,039	0	1,039	0	2009
Fort Washington, MD	*	422	0	422	0	422	0	2009
Greenbelt, MD	*	1,153	0	1,153	0	1,153	0	2009
Hyattsville, MD	*	491	0	491	0	491	0	2009
Hyattsville, MD	*	594	0	594	0	594	0	2009
Landover Hills, MD	*	1,358	0	1,358	0	1,358	0	2009
Landover Hills, MD	*	457	0	457	0	457	0	2009
Landover, MD	*	753	0	753	0	753	0	2009
Landover, MD	*	662	0	662	0	662	0	2009
Lanham, MD	*	822	0	822	0	822	0	2009
Laurel, MD	*	2,523	0	2,523	0	2,523	0	2009
Laurel, MD	*	1,415	0	1,415	0	1,415	0	2009
Laurel, MD	*	1,530	0	1,530	0	1,530	0	2009
Laurel, MD	*	1,267	0	1,267	0	1,267	0	2009
Laurel, MD	*	1,210	0	1,210	0	1,210	0	2009
Laurel, MD	*	696	0	696	0	696	0	2009
Oxon Hill, MD	*	1,256	0	1,256	0	1,256	0	2009
Riverdale, MD	*	788	0	788	0	788	0	2009
Riverdale, MD	*	582	0	582	0	582	0	2009
Seat Pleasant, MD	*	468	0	468	0	468	0	2009
Suitland, MD	*	377	0	377	0	377	0	2009
Suitland, MD	*	673	0	673	0	673	0	2009
Temple Hills, MD	*	331	0	331	0	331	0	2009
Upper Marlboro, MD	*	845	0	845	0	845	0	2009
Augusta, ME		449	(114)	202	133	335	13	1991
Biddeford, ME		618	8	235	391	626	391	1985
Lewiston, ME		342	90	222	209	431	166	1985
Lewiston, ME		180	50	94	137	231	137	1986
South Portland, ME		181	88	111	158	269	156	1986
Kernersville, NC		449	0	338	111	449	70	2007
Madison, NC		395	0	46	350	395	128	2007
New Bern, NC		350	83	190	243	433	84	2007
Belfield, ND		1,232	0	382	850	1,232	499	2007

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Allenstown, NH		1,787	0	467	1,320	1,787	462	2007
Bedford, NH		2,301	0	1,271	1,030	2,301	397	2007
Candia, NH		130	206	80	256	336	239	1986
Concord, NH	*	675	0	675	0	675	0	2011
Concord, NH	*	900	0	900	0	900	0	2011
Derry, NH	*	950	0	950	0	950	0	2011
Derry, NH		418	15	158	275	433	275	1987
Dover, NH	*	1,200	0	1,200	0	1,200	0	2011
Dover, NH	*	650	0	650	0	650	0	2011
Dover, NH	*	300	0	300	0	300	0	2011
Epping, NH		170	77	120	127	247	127	1986
Epsom, NH		220	44	155	109	264	107	1986
Exeter, NH		113	274	65	322	387	147	1986
Goffstown, NH	*	1,737	0	697	1,040	1,737	131	2012
Hooksett, NH		1,562	0	824	738	1,562	447	2007
Hooksett, NH		336	0	0	336	336	90	2011
Kingston, NH	*	1,500	0	1,500	0	1,500	0	2011
Londonderry, NH		703	30	458	275	733	186	1985
Londonderry, NH	*	1,100	0	1,100	0	1,100	0	2011
Manchester, NH	*	550	0	550	0	550	0	2011
Milford, NH		190	42	115	117	232	117	1986
Nashua, NH		197	29	156	71	227	71	1986
Nashua, NH	*	825	0	825	0	825	0	2011
Nashua, NH	*	750	0	750	0	750	0	2011
Nashua, NH	*	1,750	0	1,750	0	1,750	0	2011
Nashua, NH	*	500	0	500	0	500	0	2011
Nashua, NH	*	550	0	550	0	550	0	2011
Northwood, NH	*	500	0	500	0	500	0	2011
Plaistow, NH		300	98	245	154	398	154	1987
Portsmouth, NH		225	9	125	109	234	109	1986
Portsmouth, NH	*	525	0	525	0	525	0	2011
Raymond, NH	*	550	0	550	0	550	0	2011
Rochester, NH		939	12	600	351	951	228	1985
Rochester, NH	*	1,400	0	1,400	0	1,400	0	2011
Rochester, NH	*	1,600	0	1,600	0	1,600	0	2011
Rochester, NH	*	700	0	700	0	700	0	2011
Salem, NH		743	19	484	278	762	184	1985
Salem, NH		450	47	350	147	497	147	1986
Somersworth, NH		211	15	158	68	226	68	1986
Basking Ridge, NJ		362	66	200	228	428	147	1986
Belleville, NJ		398	(84)	259	55	314	0	1985
Belleville, NJ		215	46	149	112	261	105	1986
Belmar, NJ		566	89	411	245	656	164	1985
Bergenfield, NJ		382	29	300	111	411	108	1990
Bloomfield, NJ		442	69	288	223	511	155	1985
Brick, NJ		1,508	0	1,000	508	1,508	338	2000
Cherry Hill, NJ		358	83	233	208	441	108	1985
Cherry Hill, NJ		272	0	202	71	272	3	2013
Colonia, NJ		720	(263)	177	280	457	251	1985
Cranbury, NJ		607	(101)	289	217	506	39	1985
Deptford, NJ		281	25	183	123	306	87	1985
Dover, NJ		577	(160)	311	106	418	9	1985
Eatontown, NJ		118	144	87	174	262	46	1985
Elizabeth, NJ		406	161	227	340	566	55	1985
Flemington, NJ		547	17	346	218	564	145	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent	at Close of Period				Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Fort Lee, NJ	1,246	75	811	510	1,321	319	1985
Franklin Twp., NJ	683	221	445	459	904	218	1985
Freehold, NJ	494	96	403	188	591	114	1978
Green Village, NJ	278	51	128	201	329	186	1985
Hasbrouck Heights, NJ	640	324	416	548	964	227	1985
Hawthorne, NJ	245	60	160	146	305	65	1985
Hillsborough, NJ	237	167	100	304	404	126	1985
Irvington, NJ	410	55	267	198	465	146	1985
Jersey City, NJ	402	(6)	124	272	395	37	1985
Lake Hopatcong, NJ	1,305	0	800	505	1,305	376	2000
Livingston, NJ	872	37	568	341	909	224	1985
Long Branch, NJ	514	30	335	209	544	139	1985
Mcafee, NJ	671	12	437	246	683	161	1985
Midland Park, NJ	201	178	150	229	379	92	1989
Neptune City, NJ	270	0	176	94	270	60	1985
Neptune, NJ	456	(164)	234	57	291	7	1985
North Bergen, NJ	630	120	410	340	750	260	1985
North Lindenhurst, NY	295	67	192	170	362	94	1998
North Plainfield, NJ	227	377	175	430	605	308	1978
Nutley, NJ	434	82	283	233	516	147	1985
Ocean City, NJ	844	(295)	367	181	548	25	1985
Paramus, NJ	382	35	249	168	417	106	1985
Parlin, NJ	418	(139)	203	76	279	7	1985
Paterson, NJ	620	17	403	233	636	155	1985
Pine Hill, NJ	191	65	67	189	256	115	1986
Plainfield, NJ	470	(85)	306	79	385	0	1985
Princeton, NJ	703	(184)	193	326	519	0	1985
Ridgewood, NJ	703	100	458	345	803	202	1985
Sewell, NJ	552	54	356	250	606	148	1985
Somerville, NJ	253	35	201	87	288	71	1987
Spring Lake, NJ	346	88	225	209	434	124	1985
Trenton, NJ	374	26	243	157	400	97	1985
Trenton, NJ	466	14	304	177	480	118	1985
Trenton, NJ	685	45	445	285	730	188	1985
Trenton, NJ	1,303	0	1,146	157	1,303	10	2012
Trenton, NJ	338	76	220	194	414	146	1985
Union, NJ	437	(91)	239	106	345	7	1985
Wall Township, NJ	336	56	121	271	392	271	1986
Washington Township, NJ	912	25	594	343	937	224	1985
Watchung, NJ	450	(186)	226	38	264	3	1985
Wayne, NJ	490	121	288	323	611	0	1985
Wayne, NJ	474	103	309	269	577	190	1985
West Orange, NJ	800	336	521	615	1,136	245	1985
Naples, NY	1,257	0	827	430	1,257	135	2006
Perry, NY	1,444	0	1,044	400	1,444	125	2006
Prattsburg, NY	553	0	303	250	553	78	2006
Rochester, NY	853	0	303	550	853	172	2006
Albany, NY	405	144	262	287	549	236	1985
Alfred Station, NY	714	0	414	300	714	94	2006
Amherst, NY	223	0	173	50	223	37	2000
Astoria, NY	1,684	0	1,105	579	1,684	22	2013
Avoca, NY	936	(1)	635	300	935	94	2006
Batavia, NY	684	0	364	320	684	100	2006
Bay Shore, NY	48	275	0	323	323	323	1969
Bay Shore, NY	156	123	86	194	279	194	1981

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Bayside, NY		245	225	160	310	470	255	1985
Bayside, NY		470	81	306	245	551	183	1985
Bellaire, NY		330	38	215	152	367	111	1985
Bethpage, NY		211	38	126	123	249	123	1978
Brentwood, NY		253	49	125	177	302	177	1968
Brewster, NY	*	789	0	789	0	789	0	2011
Brewster, NY		303	47	143	207	350	194	1988
Briarcliff Manor, NY		652	454	502	605	1,106	299	1976
Bronx, NY		141	166	87	221	308	200	1972
Bronx, NY		90	145	40	195	235	192	1976
Bronx, NY		78	528	66	540	606	461	1972
Bronx, NY		89	194	63	219	283	219	1976
Bronx, NY		390	54	251	193	444	141	1985
Bronx, NY		104	382	90	396	486	373	1985
Bronx, NY		423	0	423	0	423	0	2013
Bronx, NY		1,049	0	485	564	1,049	22	2013
Bronx, NY		1,910	0	1,349	561	1,910	23	2013
Bronx, NY		953	0	953	0	953	0	2013
Bronx, NY		884	0	884	0	884	0	2013
Bronx, NY		2,407	0	1,712	696	2,407	25	2013
Bronx, NY		877	0	877	0	877	0	2013
Bronxville, NY	*	1,232	0	1,232	0	1,232	0	2011
Brooklyn, NY		282	206	176	312	488	309	1967
Brooklyn, NY		148	215	104	259	363	159	1972
Brooklyn, NY		75	272	45	302	347	276	1978
Brooklyn, NY		116	253	75	295	370	272	1980
Brooklyn, NY		277	25	168	133	302	133	1978
Brooklyn, NY		627	56	408	275	683	192	1985
Brooklyn, NY		477	74	306	245	551	182	1985
Brooklyn, NY		422	88	275	235	510	179	1985
Brooklyn, NY		237	89	154	172	326	76	1985
Buffalo, NY		312	0	151	162	312	103	2000
Byron, NY		969	0	669	300	969	94	2006
Cairo, NY		192	181	47	326	373	299	1988
Castile, NY		307	0	132	175	307	55	2006
Central Islip, NY		103	151	61	193	255	193	1978
Central Islip, NY		572	17	358	232	589	134	1998
Chatham, NY		349	171	225	295	520	250	1985
Chester, NY	*	1,158	0	1,158	0	1,158	0	2011
Churchville, NY		1,011	0	601	410	1,011	128	2006
Colonie, NY		245	164	91	318	409	0	1986
Commack, NY		321	26	209	138	347	97	1985
Corona, NY		114	322	113	323	436	292	1965
Corona, NY		2,543	0	1,903	640	2,543	24	2013
Cortland Manor, NY	*	1,872	0	1,872	0	1,872	0	2011
Dobbs Ferry, NY		671	73	434	309	744	224	1985
Dobbs Ferry, NY	*	1,345	0	1,345	0	1,345	0	2011
East Hampton, NY		659	39	428	271	698	187	1985
East Hills, NY		242	78	242	78	319	29	1986
East Islip, NY		89	377	87	379	466	128	1972
East Pembroke, NY		787	0	537	250	787	78	2006
Eastchester, NY		534	(154)	289	91	380	11	1985
Eastchester, NY	*	1,724	0	1,724	0	1,724	0	2011
Ellenville, NY		233	92	152	174	325	144	1985
Elmont, NY		389	92	231	250	481	236	1978

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Elmsford, NY		0	230	0	230	230	127	1971
Elmsford, NY	*	1,453	0	1,453	0	1,453	0	2011
Fishkill, NY	*	1,793	0	1,793	0	1,793	0	2011
Floral Park, NY		617	48	356	309	665	171	1998
Flushing, NY		516	0	320	196	516	121	1998
Flushing, NY		1,947	0	1,405	542	1,947	19	2013
Flushing, NY		2,479	0	1,801	677	2,479	24	2013
Flushing, NY		1,936	0	1,413	523	1,936	20	2013
Forrest Hill, NY		1,273	0	1,273	0	1,273	0	2013
Franklin Square, NY		153	99	137	115	252	93	1978
Friendship, NY		393	0	43	350	393	110	2006
Garden City, NY		362	14	236	140	376	94	1985
Garnerville, NY	*	1,508	0	1,508	0	1,508	0	2011
Glen Head, NY		234	192	103	324	427	324	1982
Glen Head, NY		462	45	301	207	508	148	1985
Glendale, NY		124	128	86	166	252	166	1976
Glendale, NY		369	34	236	168	403	122	1985
Glenville, NY		344	(103)	189	52	241	0	1985
Great Neck, NY		500	24	450	74	524	74	1985
Greigsville, NY		1,018	0	203	815	1,018	294	2008
Hamburg, NY		294	0	164	130	294	75	2000
Hancock, NY		100	141	44	197	241	0	1986
Hartsdale, NY	*	1,626	0	1,626	0	1,626	0	2011
Hawthorne, NY		0	235	0	235	235	4	1986
Hawthorne, NY	*	2,084	0	2,084	0	2,084	0	2011
Hopewell Junction, NY	*	1,163	0	1,163	0	1,163	0	2011
Hyde Park, NY	*	990	0	990	0	990	0	2011
Jericho, NY		0	380	0	380	380	267	1998
Katonah, NY	*	1,084	0	1,084	0	1,084	0	2011
Lagrangeville, NY		129	190	64	255	319	169	1972
Lake Ronkonkoma, NY		87	157	51	193	244	193	1978
Lakeville, NY		1,028	0	203	825	1,028	300	2008
Levittown, NY		503	42	327	218	545	154	1985
Levittown, NY		546	86	356	277	633	174	1985
Long Island City, NY		107	194	73	227	300	227	1976
Long Island City, NY		2,717	0	1,183	1,534	2,717	49	2013
Malta, NY		190	123	65	248	313	221	1986
Mamaroneck, NY	*	1,429	0	1,429	0	1,429	0	2011
Massapequa, NY		333	29	217	145	362	103	1985
Mastic, NY		313	110	204	219	424	180	1985
Menands, NY		151	82	50	182	232	160	1988
Middletown, NY		751	33	489	295	784	199	1985
Middletown, NY	*	1,281	0	1,281	0	1,281	0	2011
Middletown, NY	*	719	0	719	0	719	0	2011
Millerton, NY		175	147	100	222	322	199	1986
Millwood, NY	*	1,448	0	1,448	0	1,448	0	2011
Mount Kisco, NY	*	1,907	0	1,907	0	1,907	0	2011
Mount Vernon, NY	*	985	0	985	0	985	0	2011
Nanuet, NY	*	2,316	0	2,316	0	2,316	0	2011
New Paltz, NY	*	971	0	971	0	971	0	2011
New Rochelle, NY		189	44	104	129	233	123	1982
New Rochelle, NY	*	1,887	0	1,887	0	1,887	0	2011
New Windsor, NY	*	1,084	0	1,084	0	1,084	0	2011
New York, NY		126	175	78	223	301	216	1972
Newburgh, NY	*	527	0	527	0	527	0	2011

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Newburgh, NY	*	1,192	0	1,192	0	1,192	0	2011
Newburgh, NY		431	148	150	429	579	305	1989
Niskayuna, NY		425	35	275	185	460	185	1986
North Babylon, NY		92	130	59	162	221	150	1978
North Merrick, NY		510	150	332	329	661	219	1985
Northport, NY		241	33	157	117	274	83	1985
Ossining, NY		141	199	98	243	340	136	1982
Ossining, NY		231	56	117	170	287	31	1985
Peekskill, NY	*	2,207	0	2,207	0	2,207	0	2011
Pelham, NY	*	1,035	0	1,035	0	1,035	0	2011
Pleasant Valley, NY		399	154	240	313	553	287	1986
Port Chester, NY	*	1,015	0	1,015	0	1,015	0	2011
Port Chester, NY		941	0	0	941	941	166	2011
Port Ewen, NY		657	(422)	89	146	235	0	2007
Port Jefferson, NY		387	61	246	203	448	152	1985
Poughkeepsie, NY		33	208	36	205	241	204	1971
Poughkeepsie, NY	*	591	0	591	0	591	0	2011
Poughkeepsie, NY	*	1,020	0	1,020	0	1,020	0	2011
Poughkeepsie, NY	*	1,340	0	1,340	0	1,340	0	2011
Poughkeepsie, NY	*	1,306	0	1,306	0	1,306	0	2011
Poughkeepsie, NY	*	1,355	0	1,355	0	1,355	0	2011
Poughkeepsie, NY	*	1,232	0	1,232	0	1,232	0	2011
Queensbury, NY		215	82	96	201	297	40	1986
Rego Park, NY		34	275	23	286	309	133	1974
Rego Park, NY		2,784	0	2,104	679	2,784	25	2013
Rhinebeck, NY		204	195	102	297	399	48	2007
Riverhead, NY		723	0	432	292	723	180	1998
Rochester, NY		559	0	159	400	559	125	2006
Rochester, NY		595	0	305	290	595	78	2008
Rockville Centre, NY		350	66	201	215	417	176	1985
Rokaway Park, NY		1,605	0	1,605	0	1,605	0	2013
Ronkonkoma, NY		76	208	46	239	285	239	1978
Rye, NY	*	872	0	872	0	872	0	2011
Sag Harbor, NY		704	35	458	281	739	192	1985
Savona, NY		1,314	0	964	350	1,314	110	2006
Sayville, NY		345	0	300	45	345	27	1998
Scarsdale, NY		257	133	123	267	390	0	1985
Scarsdale, NY	*	1,301	0	1,301	0	1,301	0	2011
Schenectady, NY		225	38	135	128	263	0	1986
Shrub Oak, NY		1,061	253	691	623	1,313	343	1985
Sleepy Hollow, NY		281	400	130	551	681	261	1969
Spring Valley, NY	*	749	0	749	0	749	0	2011
St. Albans, NY		330	66	215	181	396	139	1985
Staten Island, NY		174	92	113	153	266	153	1976
Staten Island, NY		0	244	0	244	244	229	1981
Staten Island, NY		301	77	196	182	378	143	1985
Staten Island, NY		358	38	230	166	396	118	1985
Staten Island, NY		350	44	228	166	393	122	1985
Staten Island, NY		390	89	254	225	479	175	1985
Tarrytown, NY	*	956	0	956	0	956	0	2011
Thornwood, NY		1,389	0	0	1,389	1,389	216	2011
Tuchahoe, NY	*	1,650	0	1,650	0	1,650	0	2011
Valley Cottage, NY		63	171	64	170	234	99	1965
Wantagh, NY		641	0	370	270	641	167	1998
Wappingers Falls, NY		114	144	112	146	258	146	1971

		Initial Cost	Cost					Date of
		of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
		or Acquisition	Subsequent	at Close of Period				Leasehold or
		Investment to	to Initial		Building and		Accumulated	Acquisition
		Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Wappingers Falls, NY		452	0	0	452	452	121	2011
Wappingers Falls, NY	*	1,488	0	1,488	0	1,488	0	2011
Warsaw, NY		990	0	690	300	990	94	2006
Warwick, NY	*	1,049	0	1,049	0	1,049	0	2011
Wellsville, NY		247	0	0	247	247	77	2006
West Nyack, NY	*	936	0	936	0	936	0	2011
West Taghkanic, NY		203	383	122	465	586	203	1986
White Plains, NY		0	509	303	206	509	133	1972
White Plains, NY		259	101	165	195	360	130	1985
White Plains, NY	*	1,458	0	1,458	0	1,458	0	2011
Wyandanch, NY		415	(110)	262	44	306	4	1998
Yaphank, NY		0	579	375	204	579	7	1993
Yonkers, NY		291	177	216	252	469	235	1972
Yonkers, NY		1,020	100	665	456	1,121	327	1985
Yonkers, NY		203	18	144	77	221	77	1986
Yonkers, NY	*	1,907	0	1,907	0	1,907	0	2011
Yorktown Heights, NY	*	2,365	0	2,365	0	2,365	0	2011
Crestline, OH		1,202	0	285	917	1,202	239	2008
Mansfield, OH		921	0	332	590	921	144	2008
Mansfield, OH		1,950	0	700	1,250	1,950	290	2009
Monroeville, OH		2,580	0	485	2,095	2,580	453	2009
Aldan, PA		281	36	183	134	317	98	1985
Aldan, PA		434	17	283	168	451	113	1985
Allentown, PA		358	30	233	155	388	109	1985
Allison Park, PA		1,500	0	850	650	1,500	192	2010
Bristol, PA		431	(172)	213	46	259	0	1985
Bryn Mawr, PA		221	50	144	127	271	96	1985
Clifton Hgts, PA		213	25	139	99	238	72	1985
Clifton Hgts., PA		428	(109)	217	102	319	13	1985
Conshohocken, PA		261	83	170	174	344	137	1985
Elkins Park, PA		275	14	200	89	289	89	1990
Feasterville, PA		510	107	332	285	617	220	1985
Furlong, PA		175	151	175	151	326	117	1985
Hamburg, PA		219	76	130	165	295	165	1989
Harrisburg, PA		399	212	199	412	611	289	1989
Hatboro, PA		289	(54)	176	59	235	0	1985
Havertown, PA		402	22	254	170	424	121	1985
Havertown, PA		265	24	173	116	289	83	1985
Huntingdon Valley, PA		422	36	275	184	458	154	1985
Lancaster, PA		209	53	78	184	262	159	1989
Lancaster, PA		642	18	300	360	660	360	1989
Lancaster, PA		309	4	104	209	313	209	1989
Laureldale, PA		262	16	87	191	278	191	1989
Media, PA		326	120	191	255	446	138	1985
Mohnton, PA		317	11	66	262	328	262	1989
Morrisville, PA		378	39	246	171	417	116	1985
New Holland, PA		313	13	143	182	326	182	1989
New Kensington, PA		1,375	0	675	700	1,375	114	2010
New Oxford, PA		1,045	(226)	19	800	818	747	1996
Norristown, PA		241	28	157	112	269	75	1985
Norristown, PA		175	128	175	128	303	87	1985
Philadelphia, PA		237	25	154	108	262	78	1985
Philadelphia, PA		281	27	183	125	308	90	1985
Philadelphia, PA		289	49	188	150	338	113	1985
Philadelphia, PA		406	133	264	275	539	223	1985

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent	at Close of Period				Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Philadelphia, PA	418	58	272	203	476	138	1985
Philadelphia, PA	370	95	241	224	465	171	1985
Philadelphia, PA	390	27	254	163	417	114	1985
Philadelphia, PA	342	40	222	159	381	116	1985
Philadelphia, PA	370	136	241	265	506	218	1985
Philadelphia, PA	303	50	182	172	353	172	1985
Philadelphia, PA	1,252	0	814	438	1,252	81	2009
Phoenixville, PA	384	(39)	205	140	345	11	1985
Pottstown, PA	430	49	280	199	479	144	1985
Pottsville, PA	162	68	43	187	231	187	1990
Pottsville, PA	451	1	148	304	452	304	1990
Reading, PA	750	49	0	799	799	798	1989
Reading, PA	183	127	104	205	309	185	1989
Souderton, PA	382	38	249	171	420	122	1985
Trappe, PA	378	44	246	175	421	127	1985
Trevose, PA	215	20	150	85	235	82	1987
Ashaway, RI	619	0	402	217	619	79	2004
Barrington, RI	490	85	319	256	575	193	1985
Cranston, RI	466	(203)	217	47	263	0	1985
East Providence, RI	2,297	(1,503)	625	169	794	0	1985
East Providence, RI	487	(208)	258	20	278	0	1985
N. Providence, RI	542	62	353	251	604	182	1985
North Kingstown, RI	212	115	89	237	327	165	1985
Providence, RI	231	14	150	95	246	49	1991
Wakefield, RI	356	(106)	143	107	250	12	1985
Warwick, RI	377	37	206	207	413	207	1989
Warwick, RI	435	25	267	193	459	141	1985
Austin, TX	2,368	0	738	1,630	2,368	504	2007
Austin, TX	462	0	274	188	462	82	2007
Austin, TX	3,510	0	1,595	1,916	3,510	600	2007
Bedford, TX	353	0	113	240	353	113	2007
Ft Worth, TX	2,115	0	866	1,249	2,115	437	2007
Harker Heights, TX	2,052	0	588	1,463	2,052	744	2007
Houston, TX	1,689	0	224	1,465	1,689	430	2007
Keller, TX	2,507	0	996	1,511	2,507	497	2007
Lewisville, TX	494	0	110	384	494	134	2008
Midlothian, TX	429	0	72	357	429	143	2007
N Richland Hills, TX	314	0	126	189	314	69	2007
San Marcos, TX	1,954	0	251	1,703	1,954	515	2007
Temple, TX	2,406	(10)	1,205	1,190	2,396	400	2007
The Colony, TX	4,396	0	337	4,059	4,396	1,158	2007
Waco, TX	3,884	0	894	2,990	3,884	1,011	2007
Alexandria, VA	649	0	649	0	649	0	2013
Alexandria, VA	1,327	0	1,327	0	1,327	0	2013
Alexandria, VA	735	0	735	0	735	0	2013
Alexandria, VA	1,582	0	1,150	432	1,582	16	2013
Alexandria, VA	656	0	409	247	656	10	2013
Alexandria, VA	1,388	0	1,020	368	1,388	15	2013
Alexandria, VA	1,757	0	1,313	444	1,757	18	2013
Alexandria, VA	712	0	712	0	712	0	2013
Annandale, VA	1,718	0	1,718	0	1,718	0	2013
Arlington, VA	2,062	0	1,603	459	2,062	17	2013
Arlington, VA	2,013	0	1,516	498	2,013	19	2013
Arlington, VA	1,083	0	1,083	0	1,083	0	2013
Arlington, VA	1,464	0	1,085	379	1,464	15	2013

	Initial Cost	Cost					Date of
	of Leasehold	Capitalized	Gross Amount at Which Carried				Initial
	or Acquisition	Subsequent	at Close of Period				Leasehold or
	Investment to	to Initial		Building and		Accumulated	Acquisition
	Company (1)	Investment	Land	Improvements	Total	Depreciation	Investment (1)
Ashland, VA	840	0	840	0	840	0	2005
Chesapeake, VA	780	(185)	398	196	594	16	1990
Chesapeake, VA	1,004	7	385	626	1,011	626	1990
Fairfax, VA	3,348	0	2,351	997	3,348	35	2013
Fairfax, VA	4,454	0	3,370	1,084	4,454	39	2013
Fairfax, VA	1,825	0	1,190	635	1,825	24	2013
Fairfax, VA	2,077	0	1,365	713	2,077	23	2013
Farmville, VA	1,227	0	622	605	1,227	212	2005
Fredericksburg, VA	1,279	0	469	810	1,279	284	2005
Fredericksburg, VA	1,716	0	996	720	1,716	252	2005
Fredericksburg, VA	1,289	0	798	491	1,289	187	2005
Fredericksburg, VA	3,623	0	2,828	795	3,623	278	2005
Glen Allen, VA	1,037	0	412	625	1,037	219	2005
Glen Allen, VA	1,077	0	322	755	1,077	264	2005
King George, VA	294	0	294	0	294	0	2005
King William, VA	1,688	0	1,068	620	1,688	217	2005
Mechanicsville, VA	1,125	0	505	620	1,125	217	2005
Mechanicsville, VA	903	0	273	630	903	221	2005
Mechanicsville, VA	1,476	0	876	600	1,476	210	2005
Mechanicsville, VA	957	0	324	633	957	253	2005
Mechanicsville, VA	1,677	0	1,157	520	1,677	182	2005
Mechanicsville, VA	1,043	0	223	820	1,043	287	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	264	2005
Norfolk, VA	535	6	311	230	541	230	1990
Petersburg, VA	1,441	0	816	625	1,441	219	2005
Portsmouth, VA	562	33	222	374	595	358	1990
Richmond, VA	1,132	0	547	585	1,132	205	2005
Ruther Glen, VA	466	0	31	435	466	152	2005
Sandston, VA	722	0	102	620	722	217	2005
Spotsylvania, VA	1,290	0	490	800	1,290	280	2005
Springfield, VA	4,257	0	2,969	1,288	4,257	45	2013
Miscellaneous	28,220	1,842	11,254	18,808	30,062	13,315	various

	$541,753	$28,522	$358,530	$211,745	$570,275	$103,452

(1)	Initial cost of leasehold or acquisition investment to company represents the aggregate of the cost incurred during the year in which we purchased the property for owned properties or purchased a leasehold interest in leased properties. Cost capitalized subsequent to initial investment includes investments made in previously leased properties prior to their acquisition.
(2)	Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Leasehold interests are amortized over the remaining term of the underlying lease.
(3)	The aggregate cost for federal income tax purposes was approximately $568,146,000 at December 31, 2013.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2013

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	S. Weymouth, MA	9.0%	3/2031	P & I	—	$240	$228
Borrower B	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	237	179
Borrower C	Seller financing	Green Island, NY	11.0%	8/2018	P & I	—	298	179
Borrower D	Seller financing	Uniondale, NY	10.0%	3/2015	P & I	—	180	33
Borrower E	Seller financing	Concord, NH	9.5%	8/2028	P & I	—	210	186
Borrower F	Seller financing	Irvington, NJ	10.0%	12/2019	P & I	—	300	216
Borrower G	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	455
Borrower H	Seller financing	Wantagh, NY	9.0%	5/2032	P & I	—	455	440
Borrower I	Seller financing	Fullerton Hts, MD	9.0%	5/2019	P & I	—	225	178
Borrower J	Seller financing	Ipswich, MA	9.5%	6/2019	P & I	—	200	195
Borrower K	Seller financing	Springfield, MA	9.0%	7/2019	P & I	—	131	128
Borrower L	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I	—	200	194
Borrower M	Seller financing	Manchester, NH	9.5%	9/2019	P & I	—	225	220
Borrower N	Seller financing	Union City, NJ	9.0%	9/2019	P & I	—	800	789
Borrower O	Seller financing	Worcester, MA	9.0%	10/2019	P & I	—	325	318
Borrower P	Seller financing	Dover, PA	9.0%	11/2017	P & I	—	210	206
Borrower Q	Seller financing	Bronx, NY	9.0%	12/2019	P & I	—	240	214
Borrower R	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	478
Borrower S	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I	—	306	300
Borrower T	Seller financing	Clifton, NJ	9.0%	1/2020	P & I	—	284	279
Borrower U	Seller financing	Miller Place, NY	9.0%	7/2020	P & I	—	225	223
Borrower V	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	204
Borrower W	Seller financing	Pleasant Valley, NY	9.0%	10/2020	P & I	—	230	229
Borrower X	Seller financing	Fairhaven, MA	9.0%	10/2020	P & I	—	458	455
Borrower Y	Seller financing	Baldwin, NY	9.0%	10/2020	P & I	—	300	299
Borrower Z	Seller financing	Leicester, MA	9.0%	11/2020	P & I	—	268	267
Borrower AA	Seller financing	Worcester, MA	9.0%	11/2020	P & I	—	280	277
Borrower AB	Seller financing	Valley Cottage, NY	9.0%	11/2020	P & I	—	431	430
Borrower AC	Seller financing	Penndel, PA	9.0%	11/2020	P & I	—	118	117
Borrower AD	Seller financing	Ephrata, PA	9.0%	11/2020	P & I	—	265	264
Borrower AE	Seller financing	Piscataway, NJ	9.0%	12/2020	P & I	—	121	121
Borrower AF	Seller financing	Reiffton, PA	9.0%	12/2020	P & I	—	108	108
Borrower AG	Seller financing	Westfield, MA	9.0%	12/2020	P & I	—	165	165
Borrower AH	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	200	200

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)		Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AI	Seller financing	Wilmington, DE	9.0%	12/2020	P & I		—	84	84
Borrower AJ	Seller financing	Gettysburg, PA	9.0%	12/2020	P & I		—	69	69
Borrower AK	Seller financing	Marlborough, NY	9.0%	12/2020	P & I		—	214	214
Borrower AL	Seller financing	Kenmore, NY	9.0%	1/2021	P & I		—	74	74
Borrower AM	Seller financing	West Haverstraw, NY	9.0%	12/2020	P & I		—	352	351
Borrower AN	Seller financing	Weymouth, MA	9.0%	1/2021	P & I		—	390	390
Borrower AO	Seller financing	Oakhurst, NJ	9.0%	2/2021	P & I		—	250	250
Borrower AP	Seller financing	Stafford Springs, CT	9.0%	2/2021	P & I		—	232	232
Borrower AQ	Seller financing	Latham, NY	9.0%	2/2021	P & I		—	169	169
Borrower AR	Seller financing	Magnolia, NJ	9.0%	5/2020	P & I		—	53	52
Borrower AS	Seller financing	Colonia, NJ	9.0%	6/2020	P & I		—	320	318
Borrower AT	Seller financing	Jersey City, NJ	9.0%	7/2018	P & I		—	500	496
Borrower AU	Seller financing	Catskill, NY	9.0%	8/2018	P & I		—	200	198
Borrower AV	Seller financing	Elmont, NY	9.0%	2/2020	P & I		—	450	449
Borrower AW	Seller financing	Leola, PA	9.0%	3/2020	P & I		—	220	217
Borrower AX	Seller financing	Littz/Rothsville, PA	9.0%	3/2020	P & I		—	180	178
Borrower AY	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I		—	308	303
Borrower AZ	Seller financing	Ridge, NY	9.0%	3/2020	P & I		—	413	402
Borrower BA	Seller financing	Lansdale, PA	9.0%	4/2020	P & I		—	207	205
Borrower BB	Seller financing	Ballston, NY	9.0%	5/2020	P & I		—	225	223
Borrower BC	Seller financing	Sharon Hill, PA	9.0%	5/2020	P & I		—	230	227
Borrower BD	Seller financing	Kenhorst, PA	9.0%	5/2020	P & I		—	200	198

								14,837	14,073
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I	(b)		18,400	14,720

Total (c)								$33,237	$28,793

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest. Upon the designation of non-accrual status, all unpaid accrued interest is reserved against through current income. Interest income on non-performing loans is generally recognized on a cash basis. As of December 31, 2013, we had one loan aggregating $449,000 which was in default for nonpayment of principal and interest. We assessed this loan and determined that the estimated fair value of the underlying collateral exceeded the carrying value as of December

31, 2013. We have not recognized any impairment charges related to our loans. The summarized changes in the carrying amount of mortgage loans are as follows:

	2013	2012	2011
Balance at January 1,	$22,333	$18,638	$1,274
Additions:
New mortgage loans	8,714	4,568	19,468
Deductions:
Loan repayments	(480)	(300)	(107)
Collection of principal	(1,774)	(573)	(1,997)

Balance at December 31,	$28,793	$22,333	$18,638

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)

By:	/S/ CHRISTOPHER J. CONSTANT
Christopher J. Constant
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
March 17, 2014

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ DAVID B. DRISCOLL	By:	/S/ HOWARD SAFENOWITZ
	David B. Driscoll President, Chief Executive Officer and Director (Principal Executive Officer) March 17, 2014		Howard Safenowitz Director March 17, 2014

By:	/S/ LEO LIEBOWITZ	By:	/S/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 17, 2014		Philip E. Coviello Director March 17, 2014

By:	/S/ MILTON COOPER	By:	/S/ RICHARD E. MONTAG
	Milton Cooper Director March 17, 2014		Richard E. Montag Director March 17, 2014

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2013

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.	Filed as Exhibit 3.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333- 44065), included as Appendix D. to the Joint Proxy/Prospectus that is a part thereof, and incorporated herein by reference.

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.3 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.	Filed under the heading “Description of Plan” on pages 4 through 17 to Company’s Registration Statement on Form S-3D, filed on April 22, 2004 (File No. 333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	Filed as Exhibit 10.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30,1998.	Filed as Exhibit 10.1 to Company’s Registration Statement on Form S-4, filed on January 12, 1998 (File No. 333-44065), included as Appendix H to the Joint Proxy Statement/Prospectus that is a part thereof, and incorporated herein by reference.

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.4*

Amended and Restated Supplemental

Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

10.10**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed April, 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.11	Stipulation and order Deferring Rents Owing to Getty Properties, Establishing Procedures for the Administration of the Chapter 11 Cases, Extending the Time for the Debtors to Assume or Reject the Master Lease and Other Matters.	Filed as Exhibit 99.2 to Company’s Current Report on Form 8-K filed March 9, 2012 (File No. 001-13777) and incorporated herein by reference.

10.13**	Credit Agreement, dated as of February 25, 2013, among Getty Realty Corp., Lenders named therein and JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.14**	Note Purchase and Guarantee Agreement, dated as of February 25, 2013, among Getty Realty Corp. and the Prudential Insurance Company of America.	Filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.16	Amendment to Credit Agreement, dated as of December 23, 2013, by among Getty Realty Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed December 30, 2013 (File No. 001-13777) and incorporated herein by reference.

10.17	Amendment No. 1 to Note Purchase and Guarantee Agreement, dated as of December 23, 2013, among Getty Realty Corp. (the “Company”), each of the Company’s subsidiaries party thereto as guarantors, the Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed December 30, 2013 (File No. 001-13777) and incorporated herein by reference.

10.18	Severance Agreement and General Release between Getty Realty Corp. and Thomas J. Stirnweis dated November 29, 2013.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed December 02, 2013 (File No. 001-13777) and incorporated herein by reference.

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema	(a)

EXHIBIT NO.	DESCRIPTION

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(a)

(a)	Filed herewith.
(b)	Furnished herewith. These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., 125 Jericho Turnpike, Suite 103, Jericho, NY 11753. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2013 Annual Report on Form 10-K.