Form 10-Q
period 2014-03-31
GETTY REALTY CORP /MD/
filed 2014-05-09
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

    Yes  ☐     No  ☒

Registrant had outstanding 33,397,373 shares of Common Stock, par value $.01 per share, as of May 9, 2014.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS:
Real Estate:
Land	$342,590	$342,944
Buildings and improvements	196,716	196,607

	539,306	539,551
Less — accumulated depreciation and amortization	(97,425)	(95,712)

Real estate held for use, net	441,881	443,839
Real estate held for sale, net	17,621	22,984

Real estate, net	459,502	466,823
Net investment in direct financing leases	96,835	97,147
Deferred rent receivable (net of allowance of $5,611 as of March 31, 2014 and $4,775 as of December 31, 2013)	18,282	16,893
Cash and cash equivalents	7,922	12,035
Restricted cash	1,463	1,000
Notes and mortgages receivable	31,084	28,793
Accounts receivable (net of allowance of $3,988 at March 31, 2014 and $3,248 at December 31, 2013)	3,173	5,106
Prepaid expenses and other assets	45,774	54,605

Total assets	$664,035	$682,402

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$43,000	$58,000
Term loans	100,000	100,000
Environmental remediation obligations	41,952	43,472
Dividends payable	6,752	8,423
Accounts payable and accrued liabilities	54,112	57,416

Total liabilities	245,816	267,311

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,397,330 at March 31, 2014 and 33,397,260 at December 31, 2013	334	334
Paid-in capital	462,639	462,397
Dividends paid in excess of earnings	(44,754)	(47,640)

Total shareholders’ equity	418,219	415,091

Total liabilities and shareholders’ equity	$664,035	$682,402

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Revenues from rental properties	$23,616	$22,062
Interest on notes and mortgages receivable	714	798

Total revenues	24,330	22,860

Operating expenses:
Rental property expenses	5,879	7,389
Impairment charges	130	472
Environmental expenses	881	1,112
General and administrative expenses	3,654	4,798
Allowance for uncollectible accounts/(recoveries)	1,287	(1,272)
Depreciation and amortization expense	2,322	2,203

Total operating expenses	14,153	14,702

Operating income	10,177	8,158
Other income	131	35
Interest expense	(2,580)	(2,894)

Earnings from continuing operations	7,728	5,299
Discontinued operations:
Loss from operating activities	(1,243)	(3,381)
Gains on dispositions of real estate	3,153	8,432

Earnings from discontinued operations	1,910	5,051

Net earnings	$9,638	$10,350

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.16
Earnings from discontinued operations	$0.06	$0.15
Net earnings	$0.29	$0.31
Weighted average shares outstanding:
Basic	33,397	33,397
Stock options	—	—

Diluted	33,397	33,397

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,638	$10,350
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	2,323	2,643
Impairment charges	1,663	3,984
Gains on dispositions of real estate	(3,153)	(8,432)
Deferred rent receivable, net of allowance	(1,389)	(2,580)
Bad debt expense	697	(1,831)
Other	884	1,847
Changes in assets and liabilities:
Accounts receivable	1,179	1,347
Prepaid expenses and other assets	3,147	(102)
Environmental remediation obligations	(4,433)	(1,966)
Accounts payable and accrued liabilities	(2,588)	1,339

Net cash flow provided by operating activities	7,968	6,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(9)	(197)
Proceeds from dispositions of real estate	6,154	15,461
Change in cash held for property acquisitions	4,831	(12,786)
Change in restricted cash	(463)	—
Amortization of investment in direct financing leases	312	219
Issuance of notes and mortgages receivables	—	(1,773)
Collection of notes and mortgages receivable	564	1,726

Net cash flow provided by investing activities	11,389	2,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	3,000	71,900
Repayments under credit line	(18,000)	(150,290)
Borrowings under term loan	—	100,000
Repayments under term loan	—	(22,030)
Payments of cash dividends	(8,423)	(4,202)
Payments of loan origination costs	—	(2,769)
Other	(47)	(8)

Net cash flow (used in) financing activities	(23,470)	(7,399)

Change in cash and cash equivalents	(4,113)	1,850
Cash and cash equivalents at beginning of period	12,035	16,876

Cash and cash equivalents at end of period	$7,922	$18,726

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$2,622	$1,655
Income taxes	176	297
Environmental remediation obligations	3,951	1,615
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	2,855	1,777

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

Unaudited, Interim Consolidated Financial Statements: The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have mutual fund assets that are measured at fair value on a recurring basis using Level 1 inputs. We have a Supplemental Retirement Plan for executives and other senior management employees. The amounts held in trust under the Supplemental Retirement Plan using Level 2 inputs may be used to satisfy claims of general creditors in the event of our or any of our subsidiaries’ bankruptcy. We have liability to the employees participating in the Supplemental Retirement Plan for the participant account balances equal to the aggregate of the amount invested at the employees’ direction and the income earned in such mutual funds.

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2014 and December 31, 2013 of $2,859,000 and $9,590,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of March 31, 2014 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,064	$—	$—	$1,064
Liabilities
Deferred Compensation	$—	$1,064	$—	$1,064

The following summarizes as of December 31, 2013 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$3,275	$—	$—	$3,275
Liabilities
Deferred Compensation	$—	$3,275	$—	$3,275

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 89 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption Discontinued Operations. This has resulted in certain amounts related to discontinued operations in 2013 being reclassified to conform to the 2014 presentation.

Real estate held for sale consisted of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Land	$11,821	$15,586
Buildings and improvements	12,038	15,138

	23,859	30,724
Accumulated depreciation and amortization	(6,238)	(7,740)

Real estate held for sale, net	$17,621	$22,984

The revenue from rental properties, impairment charges, other operating expenses and gains on dispositions of real estate related to these properties are as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Revenues from rental properties	$1,047	$1,616
Impairment charges	(1,533)	(3,512)
Other operating expenses	(757)	(1,485)

Loss from operating activities	(1,243)	(3,381)
Gains on dispositions of real estate	3,153	8,432

Earnings from discontinued operations	$1,910	$5,051

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

We recorded non-cash impairment charges aggregating $1,663,000 and $3,984,000 for the three months ended March 31, 2014 and 2013, respectively, in continuing operations and in discontinued operations. The non-cash impairment charges recorded during the three months ended March 31, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing cap rates or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third-parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

Direct Financing Leases: Income under direct financing leases is included in revenues from rental properties and is recognized over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. Net investment in direct financing leases represents the investments in leased assets accounted for as direct financing leases. The investments in direct financing leases are increased for interest income earned and amortized over the life of the leases and reduced by the receipt of lease payments. We consider direct financing leases to be past-due or delinquent when a contractually required payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2014 and 2013.

When we enter into a contract to sell properties that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the property’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2010, 2011, 2012 and 2013, and tax returns which will be filed for the year ended 2014, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
(in thousands):	2014	2013
Earnings from continuing operations	$7,728	$5,299
Less dividend equivalents attributable to RSUs outstanding	(83)	(59)

Earnings from continuing operations attributable to common shareholders	7,645	5,240

Earnings from discontinued operations	1,910	5,051
Less dividend equivalents attributable to RSUs outstanding	(23)	(28)

Earnings from discontinued operations attributable to common shareholders	1,887	5,023

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$9,532	$10,263

Weighted-average number of common shares outstanding:
Basic	33,397	33,397
Stock options	—	—

Diluted	33,397	33,397

RSUs outstanding at the end of the period	363	296

Dividends: For the three months ended March 31, 2014 and 2013, we paid cash dividends of $8,423,000 or $0.25 per share (which consisted of a $6,738,000 or $0.20 per share regular quarterly cash dividend and a $1,685,000 or $0.05 per share special cash dividend) and $4,202,000 or $0.125 per share, respectively.

Revision: As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and corrected an error in which we inappropriately classified certain rental property expenses as discontinued operations. The error resulted in a reclassification of $222,000 of rental property expenses to continuing operations in our quarterly statements of operations for the three months ended March 31, 2013. The effect of this error had no impact on our net income, consolidated balance sheets, statements of cash flows or diluted earnings per common share from continuing operations or net earnings. For purposes of this Quarterly Report on Form 10-Q, we have revised our results for the three months ended March 31, 2013 as presented below. Certain reclassifications have also been made to the prior period amounts to conform to the current period presentation for properties sold during 2014 and properties classified as held for sale as of March 31, 2014.

The effect of these revisions is shown below (in thousands):

THREE MONTHS ENDED MARCH 31, 2013	As previously reported	Reclassifications	Revisions	As revised
Revenues from rental properties	$23,009	$(947)	$—	$22,062
Earnings from continuing operations	5,642	(121)	(222)	5,299
Net earnings	10,350	—	—	10,350

Out-of-Period Adjustment: During the three months ended March 31, 2014, we corrected a misstatement in our recording of prepaid real estate taxes and real estate tax expense for the year ended 2013. We concluded that these adjustments were not material to our results for this or any of the prior periods and, as such, we recorded an out-of-period adjustment to decrease our net earnings by $420,000 for the three months ended March 31, 2014.

New Accounting Pronouncement: In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have determined not to early adopt the standard as of March 31, 2014.

2.	LEASES

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of March 31, 2014, we owned 812 properties and leased 122 properties from third-party landlords. Our 934 properties are located in 20 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions.

Revenues from rental properties included in continuing operations for the three months ended March 31, 2014 and 2013 were $23,616,000 and $22,062,000, respectively. Revenues from rental properties contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, were $21,445,000 and $19,802,000 for the three months ended March 31, 2014 and 2013, respectively. Revenues from rental properties and rental property expenses included in continuing operations totaled $2,698,000 and $3,272,000 for the three months ended March 31, 2014 and 2013, respectively, for “pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in continuing operations increased rental revenue by $2,171,000 and $2,260,000 for the three months ended March 31, 2014 and 2013, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $96,835,000 net investment in direct financing leases as of March 31, 2014 are minimum lease payments receivable of $200,476,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $117,620,000. The components of the $97,147,000 net investment in direct financing leases as of December 31, 2013 were minimum lease payments receivable of $203,438,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $120,270,000.

Marketing and the Master Lease

Approximately 556 of the properties we own or lease as of March 31, 2014 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $318,000 and $1,440,000, respectively, are included in general and administrative expense for the three months ended March 31, 2014 and 2013.

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

Of the $25,096,000 received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement, $7,976,000 was applied to the advances made to the Marketing Estate plus accrued interest; $13,994,000 was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed; and the remainder of $3,126,000 was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in our consolidated statements of operations as other revenue in the third quarter of 2013.

We believe that we will receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Leasing Activities

As of March 31, 2014, we have entered into long-term triple-net leases with petroleum distributors for 12 separate property portfolios comprising 461 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 54 properties previously leased to Marketing (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of certain Property Expenditures (as defined below) and environmental costs.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the aggregate volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks (“USTs”) that are owned by our tenants. We have committed to co-invest up to $14,532,000 in the aggregate with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases. As of March 31, 2014 and December 31, 2013, we have invested $365,000 and $308,000, respectively, of our capital commitment. As part of the triple-net leases whose terms commenced through March 31, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $12,676,000 of asset retirement obligations and $10,456,000 of net asset retirement costs related to USTs from our balance sheet through March 31, 2014. The net amount of $2,220,000 is recorded as deferred rental revenue and is recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. For the three months ended March 31, 2014, we did not incur any lease origination costs. We incurred $325,000 of lease origination costs for the three months ended March 31, 2013, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Chestnut Petroleum Dist. Inc.

As of March 31, 2014, we leased 142 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 84 properties to NECG Holdings Corp. (“NECG” or the “NECG Lease” as appropriate). CPD NY and NECG together represented 20% and 28% of our rental revenues for the three months ended March 31, 2014 and 2013, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

The selected combined unaudited financial data of CPD NY and NECG, which has been prepared by Chestnut Petroleum Dist. Inc.’s management, is provided below:

(in thousands)
Operating Data:
	Three months ended March 31,
	2014	2013
Total revenue	$127,167	$119,945
Gross profit	9,261	8,840
Net income (loss)	11	(162)

Balance Sheet Data:
	March 31, 2014	December 31, 2013
Current assets	$13,259	$10,944
Noncurrent assets	28,924	28,852
Current liabilities	16,361	13,985
Noncurrent liabilities	16,043	16,043

Eviction proceedings are ongoing against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted NECG. In June 2013, the

Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Quarterly Report on Form 10-Q, 14 of the 24 former operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in the properties as bona fide subtenants or vacate the premises, and have withdrawn their appeals. Ten of the operators remain in occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined.

In August 2013, we entered into an agreement to modify the NECG Lease. This lease modification agreement includes provisions under which we can recapture and sever properties from the NECG Lease and, as of March 31, 2014, 31 of these properties are accounted for as held for sale. As a result of the disruption and costs associated with the litigation, NECG was not current in its rent and certain other obligations due to us under the NECG Lease. We increased our accounts receivable bad debt reserves related to the NECG Lease by approximately $457,000 for the three months ended March 31, 2014 so that the total bad debt reserve related to NECG as of March 31, 2014 is approximately $2,222,000 in aggregate.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease for the likely removal of properties and for rent payment deferrals previously agreed to through March 31, 2014. Accordingly, during the three months ended March 31, 2014, we recorded a non-cash allowance for deferred rent receivable related to the NECG Lease of $836,000. As of March 31, 2014, we have fully reserved for the outstanding deferred rent receivable balance of $5,611,000. This non-cash allowance reduced our net earnings for the three months ended March 31, 2014, but did not impact our cash flow from operating activities.

Capitol Petroleum Group, LLC

As of March 31, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC. We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 16% and 10% of our rental revenues for the three months ended March 31, 2014 and 2013, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

3.	COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2014 and December 31, 2013, we had accrued $11,155,000 and $11,423,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $10,000 and $194,000 for certain of these matters during the three months ended March 31, 2014 and 2013, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation

We are defending against one remaining lawsuit of many brought by or on behalf of private and public water providers and governmental agencies. These cases alleged (and, as described below with respect to one remaining case, continue to allege) various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages, and name as defendant approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. During 2010, we agreed to, and subsequently paid, an aggregate of $2,025,000 to settle two plaintiff classes covering 52 cases and another brought by the City of New York. Presently, we remain a defendant in one MTBE case involving multiple locations throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP (the “New Jersey MDL Proceedings”). The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for insurance coverage that we believe is provided under pollution insurance policies previously obtained by Marketing and under which we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of March 31, 2014 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

4.	CREDIT AGREEMENT AND PRUDENTIAL LOAN AGREEMENT

Credit Agreement

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit

Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2014, borrowings under the Credit Agreement were $43,000,000 bearing interest at a rate of approximately 2.7% per annum.

The Credit Agreement provides for collateral in the form of, among other items, mortgage liens on certain of our properties. As of March 31, 2014 and December 31, 2013, the mortgaged properties had an aggregate net book value of $154,006,000 and $154,117,000, respectively. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the collateral pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the collateral described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

As of March 31, 2014 and December 31, 2013, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of March 31, 2014, the fair value of borrowings outstanding under the Prudential Loan Agreement was approximately $105,000,000 and as of December 31, 2013, the carrying value of the borrowings outstanding under the Prudential Loan Agreement approximated fair value. The fair value of the borrowings outstanding as of March 31, 2014 and December 31, 2013 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of March 31, 2014, is as follows: 2015 — $43,000,000 and 2021 — $100,000,000.

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

As part of the triple-net leases whose terms commenced through March 31, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through March 31, 2014, we removed $12,676,000 of asset retirement obligations and $10,456,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,220,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of March 31, 2014 and December 31, 2013, we had accrued $41,952,000 and $43,472,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $620,000 and $627,000 of net accretion expense was recorded for the three months ended March 31, 2014 and 2013, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2014 and 2013, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $359,000 and $352,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2014 and 2013, we increased the carrying value of certain of our properties by $2,598,000 and $1,840,000, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the three months ended March 31, 2014 and 2013 included $335,000 and $778,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $17,734,000 and $18,281,000 as of March 31, 2014 and December 31, 2013, respectively.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2014 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2013	33,397,260	$334	$462,397	$(47,640)	$415,091
Net earnings				9,638	9,638
Dividends				(6,752)	(6,752)
Stock-based employee compensation expense	70	—	242		242

Balance, March 31, 2014	33,397,330	$334	$462,639	$(44,754)	$418,219

On March 3, 2014, our Board of Directors granted 67,125 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2014 or December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in our Annual Report on Form 10-K for the year ended December 31, 2013; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of March 31, 2014, we owned 812 properties and leased 122 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Environmental Matters” below.)

Investment Strategy

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

Core Net Lease Portfolio

As of March 31, 2014, we leased 755 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 675 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 80 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Certain leases also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

As of March 31, 2014, we had 179 transitional properties in our portfolio, substantially all of which were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). Fifty-four of these properties are subject to month-to-month license agreements allowing the licensees (substantially all of whom were Marketing’s former subtenants) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of March 31, 2014, we also categorized the 84 properties subject to a lease with NECG Holdings Corp. (“NECG” or the “NECG Lease” as appropriate) as transitional. Certain of the properties included in the NECG Lease remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have materially adversely impacted NECG. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements in Part I of this Quarterly Report on Form 10-Q). Finally, 41 transitional properties were vacant as of March 31, 2014.

During the three months ended March 31, 2014, we sold 28 transitional properties for $10.1 million in the aggregate. Subsequent to March 31, 2014, we have sold 17 additional transitional properties for $2.4 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the three months ended March 31, 2014 and 2013, we incurred $1.1 million and $2.4 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends. In addition, it is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business.

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

Marketing and the Master Lease

Approximately 556 of the properties we own or lease as of March 31, 2014 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $0.3 million and $1.4 million, respectively, are included in general and administrative expense for the three months ended March 31, 2014 and 2013.

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

We believe that we will receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $1.7 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate (including such non-FFO items reported in discontinued operations), non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable. Beginning in 2011, we revised our definition of AFFO to exclude costs expensed related to property acquisitions and other unusual items.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses on property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, income recognized from direct financing leases on our recognition of revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our co-investment commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual items are not reflective of normal operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we define as FFO less Revenue Recognition Adjustments, as offset by the impact of related collection reserves, property acquisition costs and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance related to: (i) the impact of scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) the impact of rent due from direct financing leases; (iv) the amortization of deferred lease incentives; (v) our operating expenses (exclusive of costs expensed related to property acquisitions); and (vi) other unusual items. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net earnings	$9,638	$10,350
Depreciation and amortization of real estate assets	2,323	2,643
Gains on dispositions of real estate	(3,153)	(8,432)
Impairment charges	1,663	3,984

Funds from operations	10,471	8,545
Revenue recognition adjustments	(2,248)	(2,383)
Allowance for deferred rental revenue	836	—

Adjusted funds from operations	$9,059	$6,162

Diluted per share amounts:
Earnings per share	$0.29	$0.31
Funds from operations per share	$0.31	$0.25
Adjusted funds from operations per share	$0.27	$0.18
Diluted weighted-average shares outstanding	33,397	33,397

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total revenues included in continuing operations increased by $1.4 million to $24.3 million for the three months ended March 31, 2014, as compared to $22.9 million for the three months ended March 31, 2013. The increase in total revenues for the three months ended March 31, 2014 was primarily due to additional rental revenues received from our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013 partially offset by a $0.6 million decrease in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties included in continuing operations were $23.6 million and $22.1 million for the three months ended March 31, 2014 and 2013, respectively. Revenues from rental properties and rental property expense included $2.7 million for the three months ended March 31, 2014, as compared to $3.3 million for the three months ended March 31, 2013 for “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income from notes and mortgages receivable was $0.7 million for the three months ended March 31, 2014, as compared to $0.8 million for the three months ended March 31, 2013.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Rental revenue includes Revenue Recognition Adjustments which increased rental revenue by $2.2 million for the three months ended March 31, 2014 and $2.3 million for the three months ended March 31, 2013.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $5.9 million for the three months ended March 31, 2014, as compared to $7.4 million for the three months ended March 31, 2013. The decrease in rental property expenses is principally due to a decrease in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements and lower rent and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts.

Non-cash impairment charges of $0.1 million are included in continuing operations for the three months ended March 31, 2014, as compared to $0.5 million recorded for the three months ended March 31, 2013. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended March 31, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended March 31, 2014 decreased by $0.2 million to $0.9 million, as compared to $1.1 million for the three months ended March 31, 2013. The decrease in environmental expenses for the three months ended March 31, 2014 was primarily due to a $0.3 million decline in provisions for litigation losses and legal fees for the three months ended March 31, 2014. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $1.1 million to $3.7 million for the three months ended March 31, 2014, as compared to $4.8 million for the three months ended March 31, 2013. The decrease in general and administrative expenses for the quarter was principally due to a $1.2 million decline in legal and professional fees and a $0.1 million decrease in employee related expenses partially offset by a $0.1 million increase in public company and office expenses.

Allowance for uncollectible accounts / (recoveries) included in continuing operations increased by $2.6 million to $1.3 million for the three months ended March 31, 2014, as compared to a credit of $1.3 million for the three months ended March 31, 2013. The allowances for the three months ended March 31, 2014 primarily consisted of a $0.5 million increase in reserves for bad debts and a $0.8 million increase in allowance for deferred rent receivable, both of which were related to our lease with NECG. The credit for the three months ended March 31, 2013 was primarily related to reversals of previously provided bad debt reserves associated with receiving funds from the the bankruptcy estate of Getty Petroleum Marketing Inc.

Depreciation and amortization expense included in continuing operations was $2.3 million for the three months ended March 31, 2014, as compared to $2.2 million for the three months ended March 31, 2013. The increase was primarily due to depreciation on assets acquired from subsidiaries of Capitol Petroleum Group, LLC in May 2013 offset by the effect of certain assets becoming fully depreciated and lease terminations.

As a result, total operating expenses decreased by approximately $0.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Other income included in income from continuing operations was $0.1 million for the three months ended March 31, 2014, as compared to $35 thousand for the three months ended March 31, 2013.

Interest expense was $2.6 million for the three months ended March 31, 2014, as compared to $2.9 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in the average borrowings outstanding offset by an increase in the weighted-average interest rate on borrowings outstanding for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

As a result of the foregoing, earnings from continuing operations increased by $2.4 million to $7.7 million for the three months ended March 31, 2014, as compared to $5.3 million for the three months ended March 31, 2013 and net earnings decreased by $0.8 million to $9.6 million for the three months ended March 31, 2014, as compared to $10.4 million for the three months ended March 31, 2013.

We report as discontinued operations the results of 89 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains on dispositions of real estate sold in 2014 have been classified as discontinued operations. The operating results of such properties for the three months ended March 31, 2013 have also been reclassified to discontinued operations to conform to the 2014 presentation. Earnings from discontinued operations decreased by $3.2 million to $1.9 million for the three months ended March 31, 2014, as compared to $5.1 million for the three months ended March 31, 2013. The decrease was primarily due to lower gains on dispositions of real estate offset by a reduction in losses from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $3.2 million for the three months ended March 31, 2014 and $8.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, there were 28 property dispositions. For the three months ended March 31, 2013, there were 54 property dispositions. The non-cash impairment charges recorded in discontinued operations during the three months ended March 31, 2014 and 2013 of $1.5 million and $3.5 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended March 31, 2014, FFO increased by $2.0 million to $10.5 million, as compared to $8.5 million for the three months ended March 31, 2013, and AFFO increased by $2.9 million to $9.1 million, as compared to $6.2 million for the three months ended March 31, 2013. The increase in FFO for the three months ended March 31, 2014 was primarily due to the changes in net earnings discussed above but excludes a $2.3 million decrease in impairment charges, a $0.3 million decrease in depreciation and amortization expense and a $5.2 million decrease in gains on dispositions of real estate.

The increase in AFFO for the three months ended March 31, 2014 also excludes a $1.0 million decrease in Revenue Recognition Adjustments, as offset by the impact of related collection reserves, which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.29 per share for the three months ended March 31, 2014, as compared to $0.31 per share for the three months ended March 31, 2013. Diluted FFO per share for the three months ended March 31, 2014 was $0.31 per share, as compared to $0.25 per share for the three months ended March 31, 2013. Diluted AFFO per share for the three months ended March 31, 2014 was $0.27 per share, as compared to $0.18 per share for the three months ended March 31, 2013.

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

Our cash flow activities for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net cash flow provided by operating activities	$7,968	$6,599
Net cash flow provided by investing activities	$11,389	$2,650
Net cash flow (used in) financing activities	$(23,470)	$(7,399)

Operating Activities

Cash flow from operating activities increased by $1.4 million for the three months ended March 31, 2014 to $8.0 million, as compared to $6.6 million for the three months ended March 31, 2013. The increase was primarily due to an increase in operating income attributable to cash flow from our existing portfolio of rental properties, including cash flows from our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013 and the effect of our 2014 leasing activities partially offset by properties sold as a result of our ongoing disposition efforts.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities increased by $8.7 million for the three months ended March 31, 2014 to $11.4 million, as compared to $2.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in cash held for property acquisitions of $17.6 million partially offset by a decrease in proceeds from the sale of rental properties of $9.3 million.

Financing Activities

Cash flows from financing activities decreased by $16.1 million for the three months ended March 31, 2014 to a use of $23.5 million, as compared to a use of $7.4 million for the three months ended March 31, 2013. The decrease was primarily due to (i) net repayments of the Credit Agreement of $15.0 million for the three months ended March 31, 2014, as compared to net repayments of the Credit Agreement, Prudential Loan Agreement and prior credit agreement and term loan agreement of $0.4 million for the three months ended March 31, 2013 and (ii) an increase in dividends paid on common stock of $4.2 million.

Credit Agreement

On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2014 and December 31, 2013, borrowings under the Credit Agreement were $43.0 million and $58.0 million, respectively.

The Credit Agreement provides for collateral in the form of, among other items, mortgage liens on certain of our properties. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the collateral pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the collateral described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of March 31, 2014 and December 31, 2013, borrowings under the Prudential Loan Agreement were $100.0 million.

On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the three months ended March 31, 2014 were not significant. Our property acquisitions and capital expenditures for the three months ended March 31, 2013 were $0.7 million, substantially all of which was for acquisitions. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. We have committed to co-invest as much as $14.5 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing and, as of March 31, 2014 and December 31, 2013, we have co-invested $0.4 million and $0.3 million, respectively, of our capital commitment. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders for the three months ended March 31, 2014 consisted of a $6.7 million or $0.20 per share regular quarterly cash dividend and a $1.7 million or $0.05 per share special cash dividend. There can be no assurance that we will continue to pay cash dividends at historical rates.

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

Our accounting policies are described in note 1 of “Part 2, Item 8. Financial Statements - Notes to Consolidated Financial Statements” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, environmental remediation obligations, impairment of long-lived assets, income taxes, litigation and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed, each of which is discussed in “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As part of the triple-net leases whose terms commenced through March 31, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through March 31, 2014, we removed $12.7 million of asset retirement obligations and $10.5 million of net asset retirement costs related to USTs from our balance sheet. The net amount is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of March 31, 2014 and December 31, 2013, we had accrued $42.0 million and $43.5 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations net of estimated recoveries and obligations to remove USTs. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.6 million of net accretion expense was recorded for the three months ended March 31, 2014 and 2013, which is included in environmental expenses. In addition, during the three months ended March 31, 2014 and 2013, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $0.4 million, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2014 and 2013, we increased the carrying value of certain of our properties by $2.6 million and $1.8 million, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the three months ended March 31, 2014 and 2013 included $0.3 million and $0.8 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $17.7 million and $18.3 million as of March 31, 2014 and December 31, 2013, respectively.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2014 and December 31, 2013, we had accrued an aggregate $11.2 million and $11.4 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and the MTBE multi-district litigation case, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013, and note 3 to our accompanying consolidated financial statements in “Part I Financial Information, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; our efforts, expectations and ability to reposition the remaining transitional properties that were previously subject to the Master Lease; our expectations that we may receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and taking control of our properties; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding a restructuring of the NECG Lease; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and the MTBE multi-district litigation case were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described herein, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of March 31, 2014 were $43.0 million.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowings and monitoring available financing alternatives. We reduced our interest rate risk on February 25, 2013 by repaying floating interest rate debt with the proceeds of a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our average outstanding borrowings under the Credit Agreement projected at $43.0 million for the remainder of 2014, an increase in market interest rates of 0.50% for 2014 would decrease our 2014 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $43.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2014 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013, and to note 3 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 except as follows:

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Prudential Loan Agreement and two of our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, is likely to have a material adverse effect on us. As of March 31, 2014, we leased 142 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc., CPD NY Energy Corp. (“CPD NY”) and NECG Holdings Corp. (“NECG”). We lease 58 properties to CPD NY and 84 properties to NECG. CPD NY and NECG together represented 20% and 28% of our rental revenues for the three months ended March 31, 2014 and 2013, respectively. CPD NY and NECG together represented 21% and 18% of our rental revenues for the years ended December 31, 2013 and 2012, respectively. It is possible that as a result of either acquiring additional properties from Chestnut Petroleum Dist. or as a result of disposing some of our existing properties, Chestnut Petroleum Dist. could account for a greater percentage of our rental revenues. In addition, as of March 31, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 16% and 10% of our rental revenues for the three months ended March 31, 2014 and 2013, respectively. In aggregate, these Capitol affiliates represented 15% and 7% of our rental revenues for the years ended December 31, 2013 and 2012, respectively. It is possible that as a result of either acquiring additional properties from Capitol or as a result of disposing some of our existing properties, Capitol could account for a greater percentage of our rental revenues. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of revenues. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are continuing to reposition the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”) and expect that we will sell and lease these properties over time. As of March 31, 2014, we had 179 transitional properties in our portfolio. Fifty-four of these properties are subject to month-to-month license agreements allowing the licensees (substantially all of whom were Marketing’s former subtenants) to pay us a licensing fee to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of March 31, 2014, we also categorized the 84 properties subject to a lease with NECG Holdings Corp. (“NECG” or the “NECG Lease” as appropriate) as transitional. Certain of the properties included in the NECG Lease remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have materially adversely impacted NECG. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements in Part I of this Quarterly Report on Form 10-Q). Finally, 41 transitional properties were vacant as of March 31, 2014. We continue to reposition these properties and expect that we will sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, Property Expenditures and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the three months ended March 31, 2014 and 2013, we incurred $1.1 million and $2.4 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses.

As of the date of this Quarterly Report on Form 10-Q, we are pursuing evictions on 15 of our transitional properties. The most significant eviction action is against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy certain properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have materially adversely impacted NECG. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Quarterly Report on Form 10-Q, 14 of the original 24 operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in the properties as bona fide subtenants or vacate the premises, and have withdrawn their appeals. Ten of the operators remain in occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2014. We expect that we will enter into a restructuring of the NECG Lease after a final resolution to the eviction proceedings is determined.

In addition to the Connecticut evictions, we are pursuing eviction proceedings involving five of our other properties in various jurisdictions against Marketing’s former subtenants who have not vacated our properties and most of whom have not entered into license agreements with us or have not entered into new agreements with our distributor tenants and therefore occupy our properties without right. We are incurring significant costs, primarily legal expenses, in connection with such proceedings.

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

As part of Marketing’s bankruptcy proceeding, we maintain significant pre-petition and post-petition claims against Marketing. We believe that we will receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims. We cannot provide any assurance as to our proportionate interest in any Marketing Estate assets, or the amount or timing of recoveries, if any, with respect to our remaining general unsecured claims against the Marketing Estate.

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

Getty Realty Corp. (Registrant)

By:	/S/ CHRISTOPHER J. CONSTANT
Christopher J. Constant
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
May 9, 2014

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
May 9, 2014

By:	/S/ DAVID B. DRISCOLL
David B. Driscoll
President and Chief Executive Officer (Principal Executive Officer)
May 9, 2014