Form 10-Q
period 2014-06-30
GETTY REALTY CORP /MD/
filed 2014-08-08
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Registrant had outstanding 33,416,873 shares of Common Stock, par value $.01 per share, as of August 8, 2014.

GETTY REALTY CORP.

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
Real Estate:
Land	$344,957	$342,944
Buildings and improvements	197,573	196,607

	542,530	539,551
Less — accumulated depreciation and amortization	(98,899)	(95,712)

Real estate held for use, net	443,631	443,839
Real estate held for sale, net	14,492	22,984

Real estate, net	458,123	466,823
Net investment in direct financing leases	96,492	97,147
Deferred rent receivable (net of allowance of $6,359 at June 30, 2014 and $4,775 at December 31, 2013)	19,439	16,893
Cash and cash equivalents	7,701	12,035
Restricted cash	1,463	1,000
Notes and mortgages receivable (net of allowance of $133 at June 30, 2014 and $0 at December 31, 2013)	31,876	28,793
Accounts receivable (net of allowance of $3,900 at June 30, 2014 and $3,248 at December 31, 2013)	3,705	5,106
Prepaid expenses and other assets	35,435	54,605

Total assets	$654,234	$682,402

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$34,000	$58,000
Term loan	100,000	100,000
Environmental remediation obligations	41,256	43,472
Dividends payable	6,750	8,423
Accounts payable and accrued liabilities	53,959	57,416

Total liabilities	235,965	267,311

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,416,873 at June 30, 2014 and 33,397,260 at December 31, 2013	334	334
Paid-in capital	462,802	462,397
Dividends paid in excess of earnings	(44,867)	(47,640)

Total shareholders’ equity	418,269	415,091

Total liabilities and shareholders’ equity	$654,234	$682,402

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Revenues from rental properties	$24,244	$23,384	$47,883	$45,465
Interest on notes and mortgages receivable	756	962	1,470	1,760

Total revenues	25,000	24,346	49,353	47,225

Operating expenses:
Rental property expenses	5,992	7,049	11,883	14,440
Impairment charges	422	354	590	826
Environmental expenses	1,700	1,339	2,581	2,451
General and administrative expenses	4,465	5,591	8,119	10,389
Allowance for uncollectible accounts/(recoveries)	900	(2,283)	2,191	(3,555)
Depreciation and amortization expense	2,337	2,340	4,658	4,544

Total operating expenses	15,816	14,390	30,022	29,095

Operating income	9,184	9,956	19,331	18,130
Other income/(expense)	37	(1)	168	34
Interest expense	(2,434)	(2,998)	(5,014)	(5,892)

Earnings from continuing operations	6,787	6,957	14,485	12,272

Discontinued operations:
Earnings (loss) from operating activities	(1,367)	1,608	(2,580)	(1,789)
Gains on dispositions of real estate	1,217	4,174	4,370	12,606

Earnings (loss) from discontinued operations	(150)	5,782	1,790	10,817

Net earnings	$6,637	$12,739	$16,275	$23,089

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.20	$0.21	$0.43	$0.37
Earnings from discontinued operations	$—	$0.17	$0.05	$0.32
Net earnings	$0.20	$0.38	$0.48	$0.69

Weighted average shares outstanding:
Basic	33,403	33,397	33,400	33,397
Stock options	—	—	—	—

Diluted	33,403	33,397	33,400	33,397

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,275	$23,089
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	4,662	5,052
Impairment charges	3,677	4,452
Gains on dispositions of real estate	(4,370)	(12,606)
Deferred rent receivable, net of allowance	(2,546)	(2,657)
Bad debt expense	840	(6,895)
Other	2,041	3,500
Changes in assets and liabilities:
Accounts receivable	569	1,512
Prepaid expenses and other assets	3,496	(154)
Environmental remediation obligations	(7,540)	(6,026)
Accounts payable and accrued liabilities	(3,283)	778

Net cash flow provided by operating activities	13,821	10,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(2,858)	(72,702)
Proceeds from direct financing leases and dispositions of real estate	8,414	20,920
Change in cash held for property acquisitions	14,920	(673)
Change in restricted cash	(463)	—
Issuance of notes and mortgages receivables	—	(5,108)
Collection of notes and mortgages receivable	1,003	2,508

Net cash flow provided by (used in) investing activities	21,016	(55,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	3,000	121,000
Repayments under credit line	(27,000)	(150,290)
Borrowings under term loan	—	100,000
Repayments under term loan	—	(22,030)
Payments of cash dividends	(15,175)	(10,940)
Payments of loan origination costs	—	(2,769)
Other	4	(58)

Net cash flow (used in) provided by financing activities	(39,171)	34,913

Change in cash and cash equivalents	(4,334)	(10,097)
Cash and cash equivalents at beginning of period	12,035	16,876

Cash and cash equivalents at end of period	$7,701	$6,779

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$4,560	$4,281
Income taxes	273	326
Environmental remediation obligations	7,360	5,301
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	4,193	3,236

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

Use of Estimates, Judgments and Assumptions: The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, net investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, environmental remediation obligations, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. Application of these estimates and assumptions requires exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

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

We had a receivable of $2,972,000 as of December 31, 2012, that was measured at fair value on a recurring basis using Level 3 inputs. Pursuant to the terms of the Litigation Funding Agreement (as defined below), in the third quarter of 2013, we received a payment of $25,096,000 related to this receivable. We elected to account for the advances, accrued interest and litigation reimbursements due to us pursuant to the Litigation Funding Agreement on a fair value basis. We used unobservable inputs based on comparable transactions when determining the fair value of the Litigation Funding Agreement. We concluded that the terms of the Litigation Funding Agreement were within a range of terms representing the market for such arrangements when considering the unique circumstances particular to the counterparties to such funding agreements. These inputs included the potential outcome of the litigation related to the Lukoil Complaint including the probability of the Marketing Estate prevailing in its lawsuit and the potential amount that may be recovered by the Marketing Estate from Lukoil (as such capitalized terms are defined below). We also applied a discount factor commensurate with the risk that the Marketing Estate may not prevail in its lawsuit. We considered that fair value is defined as an amount of consideration that would be exchanged between a willing buyer and seller. Please refer to note 2 of our accompanying consolidated financial statements for additional information regarding Marketing and the Master Lease.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2014 and December 31, 2013 of $2,875,000 and $9,590,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of June 30, 2014 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$770	$—	$—	$770
Liabilities:
Deferred compensation	$—	$770	$—	$770

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 66 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current period and certain properties disposed of during the periods presented. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption Discontinued Operations. This has resulted in certain amounts related to discontinued operations in 2013 being reclassified to conform to the 2014 presentation.

As a result of a change in circumstances that were previously considered unlikely, we reclassified two properties from held for sale to held and used as the properties no longer met the criteria to be held for sale during the second quarter of 2014. A property that is reclassified to held and used is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell.

Real estate held for sale consisted of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Land	$9,791	$15,586
Buildings and improvements	9,582	15,138

	19,373	30,724
Accumulated depreciation and amortization	(4,881)	(7,740)

Real estate held for sale, net	$14,492	$22,984

The revenue from rental properties, impairment charges, other operating expenses and gains on dispositions of real estate related to these properties are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues from rental properties	$754	$1,467	$1,778	$3,064
Impairment charges	(1,592)	(114)	(3,087)	(3,626)
Other operating expenses	(529)	255	(1,271)	(1,227)

Earnings (loss) from operating activities	(1,367)	1,608	(2,580)	(1,789)
Gains on dispositions of real estate	1,217	4,174	4,370	12,606

Earnings (loss) from discontinued operations	$(150)	$5,782	$1,790	$10,817

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

We recorded non-cash impairment charges aggregating $2,014,000 and $3,677,000 for the three and six months ended June 30, 2014, respectively, and $468,000 and $4,452,000 for the three and six months ended June 30, 2013, respectively, in continuing operations and in discontinued operations. The non-cash impairment charges recorded during the three and six months ended June 30, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. The internal valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing cap rates or earnings multiples applied to earnings from the property, analysis of recent comparable lease and sales transactions, actual leasing or sale negotiations, bona fide purchase offers received from third-parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and six months ended June 30, 2014 and 2013.

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

Notes and Mortgages Receivable: Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes.

As of June 30, 2014, we had one loan aggregating $475,000 (including amounts held in escrow) which was in default for nonpayment of principal and interest. We assessed this loan and recorded an allowance for mortgage receivable in the amount of $133,000. This reserve reflects a decrease in the estimated fair value of the underlying collateral. As of December 31, 2013, we had no allowances for mortgage receivable.

Environmental Remediation Obligations: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred, including legal obligations associated with the retirement of tangible long-lived assets if the asset retirement obligation results from the normal operation of those assets and a reasonable estimate of fair value can be made. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of recoveries of environmental costs from state underground storage tank (“UST” or “USTs”) remediation funds with respect to both past and future environmental spending based on estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of June 30, 2014 and 2013, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Earnings from continuing operations	$6,787	$6,957	$14,485	$12,272
Less dividend equivalents attributable to RSUs outstanding	(66)	(61)	(143)	(118)

Earnings from continuing operations attributable to common shareholders	6,721	6,896	14,342	12,154

Earnings (loss) from discontinued operations	(150)	5,782	1,790	10,817
Less dividend equivalents attributable to RSUs outstanding	—	(51)	(27)	(85)

Earnings (loss) from discontinuing operations attributable shareholders	(150)	5,731	1,763	10,732

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$6,571	$12,627	$16,105	$22,886

Weighted-average number of common shares outstanding:
Basic	33,403	33,397	33,400	33,397
Stock options	—	—	—	—

Diluted	33,403	33,397	33,400	33,397

RSUs outstanding at the end of the period	333	296	333	296

Dividends: For the six months ended June 30, 2014 and 2013, we paid cash dividends of $15,175,000 or $0.45 per share (which consisted of $13,490,000 or $0.40 per share of regular quarterly cash dividends and a $1,685,000 or $0.05 per share special cash dividend) and $10,940,000 or $0.325 per share, respectively.

Revision: As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and corrected an error in which we inappropriately classified certain rental property expenses as discontinued operations. The error resulted in a reclassification of $571,000 and $793,000 of rental property expenses to continuing operations in our quarterly statements of operations for the three and six months ended June 30, 2013. The effect of this error had no impact on our net income, consolidated balance sheets or statements of cash flows. For purposes of this Quarterly Report on Form 10-Q, we have revised our results for the three and six months ended June 30, 2013 as presented below. Certain reclassifications have also been made to the prior period amounts to conform to the current period presentation for properties sold since June 30, 2013 and properties classified as held for sale as of June 30, 2014.

The effect of these revisions is shown below (in thousands):

THREE MONTHS ENDED June 30, 2013	As previously reported	Reclassifications	Revisions	As revised
Revenues from rental properties	$24,140	$(756)	$—	$23,384
Earnings from continuing operations	7,809	(281)	(571)	6,957
Net earnings	12,739	—	—	12,739

SIX MONTHS ENDED June 30, 2013	As previously reported	Reclassifications	Revisions	As revised
Revenues from rental properties	$46,998	$(1,533)	$—	$45,465
Earnings from continuing operations	13,416	(351)	(793)	12,272
Net earnings	23,089	—	—	23,089

Out-of-Period Adjustment: We corrected a misstatement in our recording of prepaid real estate taxes and real estate tax expense for the year ended 2013, which decreased our net earnings by $420,000 during the quarter ended March 31, 2014. We concluded that these adjustments were not material to our results for this or any of the prior periods.

New Accounting Pronouncement: In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have determined not to early adopt the standard as of June 30, 2014.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations.

2.	LEASES

The majority of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for preexisting environmental contamination. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. As of June 30, 2014, we owned 796 properties and leased 114 properties from third-party landlords. Our 910 properties are located in 20 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions.

Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2014 were $24,244,000 and $47,883,000, respectively. Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2013 were $23,384,000 and $45,465,000, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, included in revenues from rental properties in continuing operations was $22,709,000 and $44,175,000 for the three and six months ended June 30, 2014, respectively, and $22,112,000 and $41,929,000 for the three and six months ended June 30, 2013, respectively. “Pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements included in revenues from rental properties and rental property expenses in continuing operations totaled $3,389,000 and $6,088,000 for the three and six months ended June 30, 2014, respectively, and $3,512,000 and $6,786,000 for the three and six months ended June 30, 2013, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $1,535,000 and $3,708,000 for the three and six months ended June 30, 2014, respectively, as compared to $1,272,000 and $3,536,000 for the three and six months ended June 30, 2013, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $96,492,000 net investment in direct financing leases as of June 30, 2014 are minimum lease payments receivable of $197,489,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $114,976,000. The components of the $97,147,000 net investment in direct financing leases as of December 31, 2013 were minimum lease payments receivable of $203,438,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $120,270,000.

Marketing and the Master Lease

Approximately 530 of the properties we own or lease as of June 30, 2014 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $458,000 and $2,826,000, respectively, are included in general and administrative expense for the six months ended June 30, 2014 and 2013.

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

Leasing Activities

As of June 30, 2014, we have entered into long-term triple-net leases with petroleum distributors for 13 separate property portfolios comprising 467 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 40 properties previously leased to Marketing (substantially all of whom were Marketing’s former subtenants) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of certain Property Expenditures (as defined below) and environmental costs.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to three years on the anniversary of the commencement date of the leases. The majority of the leases provide for additional rent based on the aggregate volume of petroleum products sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of underground storage tanks (“USTs”) that are owned by our tenants. We have committed to co-invest up to $15,263,000 in the aggregate with our tenants for a portion of such capital expenditures, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases. As of June 30, 2014 and December 31, 2013, we have invested $433,000 and $308,000, respectively, of our capital commitment. As part of the triple-net leases whose terms commenced through June 30, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, we removed $12,997,000 of asset retirement obligations and $10,615,000 of net asset retirement costs related to USTs from our balance sheet through June 30, 2014. The net amount of $2,382,000 is recorded as deferred rental revenue and is recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $60,000 and $365,000 of lease origination costs for the six months ended June 30, 2014 and June 30, 2013, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Chestnut Petroleum Dist. Inc.

As of June 30, 2014, we leased 141 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 83 properties to NECG Holdings Corp. (“NECG”). CPD NY and NECG together represented 20% and 22% of our rental revenues for the six months ended June 30, 2014 and 2013, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us.

The selected combined unaudited financial data of CPD NY and NECG, which has been prepared by Chestnut Petroleum Dist. Inc.’s management, is provided below:

(in thousands)

Operating Data:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenue	$147,229	$147,046	$274,396	$266,991
Gross profit	10,923	10,947	20,183	19,787
Net income (loss)	688	1,621	699	1,459

Balance Sheet Data:

	June 30, 2014	December 31, 2013
Current assets	$12,870	$10,944
Noncurrent assets	30,461	28,852
Current liabilities	16,821	13,985
Noncurrent liabilities	16,043	16,043

Eviction proceedings are ongoing against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy properties in the State of Connecticut which are subject to our unitary lease with NECG (the “NECG Lease”). These ongoing eviction proceedings have had a material adverse impact on NECG’s operations and profitability. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, a majority of the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Quarterly Report on Form 10-Q, 14 of the 24 former operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in their respective properties or vacate them, and in either case their appeals have been withdrawn. Ten of the operators remain in contested occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2015.

In August 2013, we entered into an agreement to modify the NECG Lease and, as part of such agreement, we deferred portions of the scheduled rent payments due from NECG. This lease modification agreement also included provisions under which we can recapture and sever properties from the NECG Lease and, as of June 30, 2014, 29 of these properties are accounted for as held for sale. As a result of the disruption and costs associated with the litigation, NECG was not current in its rent and certain other obligations to us under the NECG Lease. We increased our accounts receivable bad debt reserves related to the NECG Lease by approximately $320,000 for the six months ended June 30, 2014 so that the total bad debt reserve related to NECG as of June 30, 2014 is approximately $2,085,000 in aggregate.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease. Accordingly, during the six months ended June 30, 2014, we recorded a non-cash allowance for deferred rent receivable related to the NECG Lease of $1,584,000. As of June 30, 2014, we have fully reserved for the outstanding deferred rent receivable balance of $6,359,000. This non-cash allowance reduced our net earnings for the six months ended June 30, 2014, but did not impact our cash flow from operating activities.

We are monitoring the developments with NECG and are engaged in discussions with them about potential modifications to the NECG Lease, which may include, without limitations, the removal of certain properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions. As of June 30, 2014, and the date of this Quarterly Report on Form 10-Q, NECG is current in its rent payments to us, as amended.

Capitol Petroleum Group, LLC

As of June 30, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC. We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 17% and 13% of our rental revenues for the six months ended June 30, 2014 and 2013, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of such subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiaries and/or failure of the other subsidiaries to perform its rental and other obligations to us.

The selected combined unaudited financial data of White Oak Petroleum, LLC, Hudson Petroleum Realty, LLC, Dogwood Petroleum Realty, LLC and Big Apple Petroleum Realty, LLC, which has been prepared by Capitol Petroleum Group, LLC’s management, is provided below:

(in thousands)

Operating Data:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total revenue	$92,854	$87,558	$177,103	$177,745
Gross profit	2,179	4,317	3,412	7,386
Net income (loss)	(1,053)	(1,026)	(3,048)	(580)

Balance Sheet Data:

	June 30, 2014	December 31, 2013
Current assets	$6,640	$10,128
Noncurrent assets	110,850	111,540
Current liabilities	9,863	10,880
Noncurrent liabilities	135,399	135,210

3.	COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2014 and December 31, 2013, we had accrued $11,100,000 and $11,423,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $35,000 and $406,000 for certain of these matters during the six months ended June 30, 2014 and 2013, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the New Jersey Department of Environmental Protection (“NJDEP”) under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties for alleged Natural Resource Damages (“NRD” or “NRDs”) resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). The Directive provided, among other things, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which was sold in October 2013). We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by the NJDEP with respect to the Directive since early after its issuance.

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about late 2014. Subsequently, the members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) with proposed remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River. While the EPA’s preferred approach would involve bank-to-bank dredging and installing an engineered cap, the FFS is subject to public comments and/or objections that must be considered by the EPA before a final remedial approach is selected and thus many uncertainties remain with respect to the final remedy for the lower 8-miles of the Lower Passaic River. The FFS, RI/FS, AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil.

Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for insurance coverage that we believe is available under pollution insurance policies previously obtained by Marketing and under which we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate with certainty the amount of possible loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of June 30, 2014 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On June 19, 2014, the Commonwealth of Pennsylvania filed a complaint in the Court of Common Pleas, Philadelphia County alleging various theories of liability due to alleged statewide MTBE contamination in Pennsylvania (the “Complaint”).

The Complaint names us and more than 50 other defendants, including but not limited to Exxon Mobil, various BP entities, Chevron, Citgo, Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon, Hess, Shell Oil, Texaco, Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE.

The Complaint seeks compensation, among other asserted causes of action, for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and acts in the marketing of MTBE and gasoline containing MTBE.” Plaintiffs also seek to recover costs paid or incurred by the State of Pennsylvania to detect, treat and remediate MTBE from public and private water wells and groundwater.

We intend to defend vigorously against this claim. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

4.	CREDIT AGREEMENT AND PRUDENTIAL LOAN AGREEMENT

Credit Agreement

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and

$150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2014, borrowings under the Credit Agreement were $34,000,000 bearing interest at a rate of approximately 2.7% per annum.

The Credit Agreement provides for collateral in the form of, among other items, mortgage liens on certain of our properties. As of June 30, 2014 and December 31, 2013, the mortgaged properties had an aggregate net book value of $153,894,000 and $154,117,000, respectively. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the collateral pursuant to the terms of an inter-creditor agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

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

The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of June 30, 2014, is as follows: 2015 — $34,000,000 and 2021 — $100,000,000.

As of June 30, 2014 and December 31, 2013, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of June 30, 2014, the fair value of borrowings outstanding under the Prudential Loan Agreement was approximately $106,000,000 and as of December 31, 2013, the carrying value of the borrowings outstanding under the Prudential Loan Agreement approximated fair value. The fair value of the borrowings outstanding as of June 30, 2014 and December 31, 2013 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

5.	ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased for $3,062,000 a ten-year pollution legal liability insurance policy covering all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced and for contamination that existed at the premises prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. In all events, our tenants at properties previously leased to Marketing are responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For properties previously leased to Marketing, we anticipate that many USTs will be replaced over the next decade as these USTs are either at, or near, the end of their useful lives. For sites previously leased to Marketing under long-term triple-net leases, our tenants are responsible for the cost of such removal and replacement, and we are responsible for costs associated with UST removals at our transitional properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Transitional Properties” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.) Under the terms of our leases covering properties previously leased to Marketing, we are responsible for costs associated with any preexisting contamination found during the course of a UST removal and replacement assuming such contamination is found during the first ten years of the lease term. In addition, we are responsible for the cost of remediation of contamination found during the removal of USTs at our transitional properties. As a result of removals and replacements of USTs, we believe we are likely to incur significant additional environmental obligations; however, the amount and timing of such additional obligations cannot be predicted.

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

As part of the triple-net leases whose terms commenced through June 30, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through June 30, 2014, we removed $12,997,000 of asset retirement obligations and $10,615,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,382,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of June 30, 2014 and December 31, 2013, we had accrued $41,256,000 and $43,472,000, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,286,000 and $1,301,000 of net accretion expense was recorded for the six months ended June 30, 2014 and 2013, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2014 and 2013, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $13,000 and $727,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2014 and 2013, we increased the carrying value of certain of our properties by $4,959,000 and $4,741,000, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the six months ended June 30, 2014 and 2013 included $690,000 and $1,242,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $17,326,000 and $18,281,000 as of June 30, 2014 and December 31, 2013, respectively.

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

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2014 is as follows (in thousands, except share amounts):

				DIVIDENDS
				PAID
	COMMON STOCK		PAID-IN	IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2013	33,397,260	$334	$462,397	$(47,640)	$415,091
Net earnings	—	—	—	16,275	16,275
Dividends	—	—	—	(13,502)	(13,502)
Stock-based employee compensation expense	19,613	—	405	—	405

Balance, June 30, 2014	33,416,873	$334	$462,802	$(44,867)	$418,269

On March 3, 2014 and May 13, 2014, respectively, our Board of Directors granted 67,125 and 5,000 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2014 or December 31, 2013.

7.	PROPERTY ACQUISITIONS

During six months ended June 30, 2014, we acquired fee title to five gasoline stations and convenience store properties in separate transactions for an aggregate purchase price of $2,800,000.

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

(in thousands, except per share data)	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues	$25,010	$49,468

Net earnings	$13,145	$24,302

Basic and diluted net earnings per common share	$0.39	$0.73

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in our Annual Report on Form 10-K for the year ended December 31, 2013; “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of June 30, 2014, we owned 796 properties and leased 114 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Core Net Lease Portfolio

As of June 30, 2014, we leased 766 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 682 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 84 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Certain leases also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

As of June 30, 2014, we had 144 transitional properties in our portfolio, substantially all of which were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). Forty of these properties are subject to month-to-month license agreements allowing the licensees (substantially all of whom were Marketing’s former subtenants) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of June 30, 2014, we also categorized the 83 properties subject to a lease with NECG Holdings Corp. (“NECG”) as transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have had a material adverse impact on NECG’s operations and profitability. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.) Finally, 21 of our transitional properties were vacant as of June 30, 2014.

During the six months ended June 30, 2014, we sold 49 transitional properties for $13.6 million in the aggregate. Subsequent to June 30, 2014, we have sold five additional transitional properties for $5.0 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, operating expenses such as maintenance, repairs, real estate taxes, insurance and general upkeep (“Property Expenditures”) and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the six months ended June 30, 2014 and 2013, we incurred $2.1 million and $4.6 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends. In addition, it is possible that issues involved in re-letting or repositioning these properties may require significant management attention that would otherwise be devoted to our ongoing business.

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

Marketing and the Master Lease

Approximately 530 of the properties we own or lease as of June 30, 2014 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $0.5 million and $2.8 million, respectively, are included in general and administrative expense for the six months ended June 30, 2014 and 2013.

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

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $2.0 million and $3.7 million for the three and six months ended June 30, 2014, respectively, and $0.5 million and $4.5 million, for the three and six months ended June 30, 2013, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as gains or losses on property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our co-investment commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of normal operations. Other unusual items are not reflective of normal operations.

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

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings	$6,637	$12,739	$16,275	$23,089
Depreciation and amortization of real estate assets	2,339	2,409	4,662	5,052
Gains on dispositions of real estate	(1,217)	(4,174)	(4,370)	(12,606)
Impairment charges	2,014	468	3,677	4,452

Funds from operations	9,773	11,442	20,244	19,987
Revenue recognition adjustments	(1,576)	(1,361)	(3,824)	(3,744)
Allowance for deferred rental revenue	748	1,531	1,584	1,531
Allowance for mortgage receivable	133	—	133	—
Acquisition costs	26	410	26	410

Adjusted funds from operations	$9,104	$12,022	$18,163	$18,184

Basic and diluted per share amounts:
Earnings per share	$0.20	$0.38	$0.48	$0.69
Funds from operations per share	$0.29	$0.34	$0.60	$0.59
Adjusted funds from operations per share	$0.27	$0.36	$0.54	$0.54
Basic and diluted weighted-average shares outstanding	33,403	33,397	33,400	33,397

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Total revenues included in continuing operations increased by $0.7 million to $25.0 million for the three months ended June 30, 2014, as compared to $24.3 million for the three months ended June 30, 2013. The increase in total revenues for the three months ended June 30, 2014 was primarily due to additional rental income received from our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013 as well as our other leasing activities partially offset by decreases in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements and interest income. Revenues from rental properties included in continuing operations were $24.2 million and $23.4 million for the three months ended June 30, 2014 and 2013, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, included in revenues from rental properties in continuing operations was $22.7 million for the three months ended June 30, 2014, as compared to $22.1 million for the three months ended June 30, 2013. Revenues from rental properties and rental property expense included $3.4 million for the three months ended June 30, 2014, as compared to $3.5 million for the three months ended June 30, 2013, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income from notes and mortgages receivable was $0.8 million for the three months ended June 30, 2014, as compared to $1.0 million for the three months ended June 30, 2013.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.5 million for the three months ended June 30, 2014 and $1.3 million for the three months ended June 30, 2013.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $6.0 million for the three months ended June 30, 2014, as compared to $7.0 million for the three months ended June 30, 2013. The decrease in rental property expenses is principally due to declines in rent and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts as well as a decrease in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements.

Non-cash impairment charges included in continuing operations were $0.4 million for the three months ended June 30, 2014 and 2013. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended June 30, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended June 30, 2014 increased by $0.4 million to $1.7 million, as compared to $1.3 million for the three months ended June 30, 2013. The increase in environmental expenses for the three months ended June 30, 2014 was primarily due to a $0.6 million increase in environmental remediation costs offset by a $0.2 million decline in provisions for litigation losses and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $1.1 million to $4.5 million for the three months ended June 30, 2014, as compared to $5.6 million for the three months ended June 30, 2013. The decrease in general and administrative expenses for the three months ended June 30, 2014 was principally due to a $1.1 million decline in legal and professional fees.

Allowance for uncollectible accounts / (recoveries) included in continuing operations increased by $3.2 million to $0.9 million for the three months ended June 30, 2014, as compared to a credit of $2.3 million for the three months ended June 30, 2013. The allowances for the three months ended June 30, 2014 consisted of $0.1 million in reserves for bad debts, a $0.1 million allowance for mortgage receivable and $0.7 million in allowances for deferred rent receivable which were related to the NECG Lease. The credits to allowances for the three months ended June 30, 2013 was primarily related to reversals of previously provided bad debt reserves associated with receiving funds from the bankruptcy estate of Getty Petroleum Marketing Inc. and receiving funds from the Lukoil Settlement.

Depreciation and amortization expense included in continuing operations was $2.3 million for the three months ended June 30, 2014 and 2013. Depreciation is impacted by assets acquired offset by the effect of certain assets becoming fully depreciated and lease terminations.

As a result, total operating expenses included in continuing operations increased by $1.4 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Interest expense included in continuing operations was $2.4 million for the three months ended June 30, 2014, as compared to $3.0 million for the three months ended June 30, 2013. The decrease was primarily due to a decrease in the average borrowings outstanding and a decrease in the weighted-average interest rate on borrowings outstanding for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

As a result of the foregoing, earnings from continuing operations decreased by $0.2 million to $6.8 million for the three months ended June 30, 2014, as compared to $7.0 million for the three months ended June 30, 2013.

We report as discontinued operations the results of 66 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains on dispositions of real estate sold in 2014 have been classified as discontinued operations. The operating results of such properties for the three months ended June 30, 2013 have also been reclassified to discontinued operations to conform to the 2014 presentation. Earnings from discontinued operations decreased by $6.0 million to a loss of $0.2 million for the three months ended June 30, 2014, as compared to earnings of $5.8 million for the three months ended June 30, 2013. The decrease was primarily due to lower gains on dispositions of real estate and a reduction in earnings from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $1.2 million for the three months ended June 30, 2014 and $4.2 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, there were 21 property dispositions. For the three months ended June 30, 2013, there were 23 property dispositions. The non-cash impairment charges recorded in discontinued operations during the three months ended June 30, 2014 and 2013 of $1.6 million and $0.1 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

As a result of the foregoing, net earnings decreased by $6.1 million to $6.6 million for the three months ended June 30, 2014, as compared to $12.7 million for the three months ended June 30, 2013.

For the three months ended June 30, 2014, FFO decreased by $1.6 million to $9.8 million, as compared to $11.4 million for the three months ended June 30, 2013, and AFFO decreased by $2.9 million to $9.1 million, as compared to $12.0 million for the three months ended June 30, 2013. The decrease in FFO for the three months ended June 30, 2014 was primarily due to the changes in net earnings discussed above but excludes a $1.5 million increase in impairment charges, a $0.1 million decrease in depreciation and amortization expense and a $3.0 million decrease in gains on dispositions of real estate.

The decrease in AFFO for the three months ended June 30, 2014 also excludes a $0.2 million increase in Revenue Recognition Adjustments, offset by the impact of a $0.7 million decline in related collection reserves, which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share were $0.20 per share for the three months ended June 30, 2014, as compared to $0.38 per share for the three months ended June 30, 2013. Basic and diluted FFO per share for the three months ended June 30, 2014 was $0.29 per share, as compared to $0.34 per share for the three months ended June 30, 2013. Basic and diluted AFFO per share for the three months ended June 30, 2014 was $0.27 per share, as compared to $0.36 per share for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Total revenues included in continuing operations increased by $2.2 million to $49.4 million for the six months ended June 30, 2014, as compared to $47.2 million for the six months ended June 30, 2013. The increase in total revenues for the six months ended June 30, 2014 was primarily due to additional rental income received from our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013 as well as our other leasing activities partially offset by decreases in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements and interest income. Revenues from rental properties included in continuing operations were $47.9 million and $45.5 million for the six months ended June 30, 2014 and 2013, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, included in revenues from rental properties in continuing operations was $44.2 million for the six months ended June 30, 2014, as compared to $41.9 million for the six months ended June 30, 2013. Revenues from rental properties and rental property expense included in continuing operations included $6.1 million for the six months ended June 30, 2014, as compared to $6.8 million for the six months ended June 30, 2013, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income from notes and mortgages receivable was $1.5 million for the six months ended June 30, 2014, as compared to $1.8 million for the six months ended June 30, 2013.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $3.7 million for the six months ended June 30, 2014 and $3.5 million for the six months ended June 30, 2013.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $11.9 million for the six months ended June 30, 2014, as compared to $14.4 million for the six months ended June 30, 2013. The decrease in rental property expenses is principally due to declines in rent and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts as well as a decrease in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements.

Non-cash impairment charges included in continuing operations were $0.6 million for the six months ended June 30, 2014, as compared to $0.8 million for the six months ended June 30, 2013. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the six months ended June 30, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the six months ended June 30, 2014 increased by $0.1 million to $2.6 million, as compared to $2.5 million for the six months ended June 30,

2013. The increase in environmental expenses for the six months ended June 30, 2014 was primarily due to a $0.6 million increase in environmental remediation costs offset by a $0.5 million decline in provisions for litigation losses and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $2.3 million to $8.1 million for the six months ended June 30, 2014, as compared to $10.4 million for the six months ended June 30, 2013. The decrease in general and administrative expenses for the six months ended June 30, 2014 was principally due to a $2.4 million decline in legal and professional fees.

Allowance for uncollectible accounts / (recoveries) included in continuing operations increased by $5.8 million to $2.2 million for the six months ended June 30, 2014, as compared to a credit of $3.6 million for the six months ended June 30, 2013. The allowances for the six months ended June 30, 2014 consisted of $0.6 million in reserves for bad debts, a $0.1 million allowance for mortgage receivable and $1.5 million in allowances for deferred rent receivable which were related to the NECG Lease. The credits to allowances for the six months ended June 30, 2013 was primarily related to reversals of previously provided bad debt reserves associated with receiving funds from the bankruptcy estate of Getty Petroleum Marketing Inc. and receiving funds from the Lukoil Settlement.

Depreciation and amortization expense included in continuing operations was $4.7 million for the six months ended June 30, 2014, as compared to $4.5 million for the six months ended June 30, 2013. The increase was primarily due to depreciation on assets acquired from subsidiaries of Capitol Petroleum Group, LLC in May 2013 offset by the effect of certain assets becoming fully depreciated and lease terminations.

As a result, total operating expenses included in continuing operations increased by $0.9 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Other income / (expense) included in income from continuing operations was $0.2 million for the six months ended June 30, 2014, as compared to $34 thousand for the six months ended June 30, 2013.

Interest expense included in continuing operations was $5.0 million for the six months ended June 30, 2014, as compared to $5.9 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in the average borrowings outstanding and a decrease in the weighted-average interest rate on borrowings outstanding for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

As a result of the foregoing, earnings from continuing operations increased by $2.2 million to $14.5 million for the six months ended June 30, 2014, as compared to $12.3 million for the six months ended June 30, 2013.

We report as discontinued operations the results of 66 properties accounted for as held for sale as of the end of the current period and certain properties disposed of during the periods presented. The operating results and gains on dispositions of real estate sold in 2014 have been classified as discontinued operations. The operating results of such properties for the six months ended June 30, 2013 have also been reclassified to discontinued operations to conform to the 2014 presentation. Earnings from discontinued operations decreased by $9.0 million to $1.8 million for the six months ended June 30, 2014, as compared to $10.8 million for the six months ended June 30, 2013. The decrease was primarily due to lower gains on dispositions of real estate and an increase in losses from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $4.4 million for the six months ended June 30, 2014 and $12.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, there were 49 property dispositions. For the six months ended June 30, 2013, there were 77 property dispositions. The non-cash impairment charges recorded in discontinued operations during the six months ended June 30, 2014 and 2013 of $3.1 million and $3.6 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

As a result of the foregoing, net earnings decreased by $6.8 million to $16.3 million for the six months ended June 30, 2014, as compared to $23.1 million for the six months ended June 30, 2013.

For the six months ended June 30, 2014, FFO increased by $0.2 million to $20.2 million, as compared to $20.0 million for the six months ended June 30, 2013. AFFO was $18.2 million for the six months ended June 30, 2014 and 2013. The increase in FFO for the six months ended June 30, 2014 was primarily due to the changes in net earnings discussed above but excludes a $0.8 million decrease in impairment charges, a $0.4 million decrease in depreciation and amortization expense and a $8.2 million decrease in gains on dispositions of real estate.

AFFO for the six months ended June 30, 2014 also excludes a $0.1 million increase in Revenue Recognition Adjustments and the impact of a $0.2 million increase in related collection reserves, which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share were $0.48 per share for the six months ended June 30, 2014, as compared to $0.69 per share for the six months ended June 30, 2013. Basic and diluted FFO per share for the six months ended June 30, 2014 was $0.60 per share, as compared to $0.59 per share for the six months ended June 30, 2013. Basic and diluted AFFO per share was $0.54 per share for the six months ended June 30, 2014 and 2013.

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

Our cash flow activities for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Net cash flow provided by operating activities	$13,821	$10,045
Net cash flow provided by (used in) investing activities	$21,016	$(55,055)
Net cash flow (used in) provided by financing activities	$(39,171)	$34,913

Operating Activities

Cash flow from operating activities increased by $3.8 million for the six months ended June 30, 2014 to $13.8 million, as compared to $10.0 million for the six months ended June 30, 2013. The increase was primarily due to an increase in operating income attributable to cash flow from our existing portfolio of rental properties, including cash flows from our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013 and the effect of our 2014 leasing activities partially offset by properties sold as a result of our ongoing disposition efforts.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities increased by $76.1 million for the six months ended June 30, 2014 to $21.0 million, as compared to a use of $55.1 million for the six months ended June 30, 2013. The increase was primarily due to a decrease in property acquisitions and capital expenditures of $69.8 million, a decrease in issuance of notes and mortgages receivable of $5.1 million and an increase in cash held for property acquisitions of $15.6 million partially offset by a decrease in proceeds from the sale of rental properties of $13.1 million.

Financing Activities

Cash flows from financing activities decreased by $74.1 million for the six months ended June 30, 2014 to a use of $39.2 million, as compared to $34.9 million for the six months ended June 30, 2013. The decrease was primarily due to (i) net repayments of the Credit Agreement of $24.0 million for the six months ended June 30, 2014, as compared to net borrowings of the Credit Agreement, Prudential Loan Agreement and prior credit agreement and term loan agreement of $48.7 million for the six months ended June 30, 2013 and (ii) an increase in dividends paid on common stock of $4.3 million.

Credit Agreement

On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2014 and December 31, 2013, borrowings under the Credit Agreement were $34.0 million and $58.0 million, respectively.

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

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the collateral described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of June 30, 2014 and December 31, 2013, borrowings under the Prudential Loan Agreement were $100.0 million.

On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the six months ended June 30, 2014 were $2.9 million, substantially all of which was for the acquisition of five properties. Our property acquisitions and capital expenditures for the six months ended June 30, 2013 were $72.7 million, substantially all of which was for our $72.5 million acquisition of 36 properties from subsidiaries of Capitol Petroleum Group, LLC in May 2013. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. We have committed to co-invest as much as $15.3 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing and, as of June 30, 2014 and December 31, 2013, we have co-invested $0.4 million and $0.3 million, respectively, of our capital commitment. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013.) To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In order to use this procedure, we would need to seek and obtain a private letter ruling of the IRS to the effect that the procedure is applicable to our situation. Without obtaining such a private letter ruling, we cannot provide any assurance that we will be able to satisfy our REIT income distribution requirement by making distributions payable in whole or in part in shares of our common stock. It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders for the six months ended June 30, 2014 consisted of $13.5 million, or $0.40 per share of regular quarterly cash dividends, and a $1.7 million, or $0.05 per share special cash dividend. There can be no assurance that we will continue to pay cash dividends at historical rates.

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

Our accounting policies are described in note 1 of “Part II, Item 8. Financial Statements — Notes to Consolidated Financial Statements” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, environmental remediation obligations, impairment of long-lived assets, income taxes, litigation and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed, each of which is discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013.

ENVIRONMENTAL MATTERS

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased for $3.1 million a ten-year pollution legal liability insurance policy covering all of our properties unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced and for contamination that existed at the premises prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. In all events, our tenants at properties previously leased to Marketing are responsible for the cost of any remediation of contamination that results from their use and occupancy our properties. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For properties previously leased to Marketing, we anticipate that many USTs will be replaced over the next decade as these USTs are either at, or near, the end of their useful lives. For sites previously leased to Marketing under long-term triple-net leases, our tenants are responsible for the cost of such removal and replacement, and we are responsible for costs associated with UST removals at our transitional properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Transitional Properties” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.) Under the terms of our leases covering properties previously leased to Marketing, we are responsible for costs associated with any preexisting contamination found during the course of a UST removal and replacement assuming such contamination is found during the first ten years of the lease term. In addition, we are responsible for the cost of remediation of contamination found during the removal of USTs at our transitional properties. As a result of removals and replacements of USTs, we believe we are likely to incur significant additional environmental obligations; however, the amount and timing of such additional obligations cannot be predicted.

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

As part of the triple-net leases whose terms commenced through June 30, 2014, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. Accordingly, through June 30, 2014, we removed $13.0 million of asset retirement obligations and $10.6 million of net asset retirement costs related to USTs from our balance sheet. The net amount is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of June 30, 2014 and December 31, 2013, we had accrued $41.3 million and $43.5 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries. Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.3 million of net accretion expense was recorded for the six months ended June 30, 2014 and 2013, which is included in environmental expenses. In addition, during the six months ended June 30, 2014 and 2013, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $13 thousand and $0.7 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2014 and 2013, we increased the carrying value of certain of our properties by $5.0 million and $4.7 million, respectively, due to increases in estimated remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the underground storage tank, a ten year period if the increase in carrying value related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from operating activities in discontinued operations in our consolidated statements of operations for the six months ended June 30, 2014 and 2013 included $0.7 million and $1.2 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $17.3 million and $18.3 million as of June 30, 2014 and December 31, 2013, respectively.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2014 and December 31, 2013, we had accrued an aggregate $11.1 million and $11.4 million, respectively, for certain of these matters which we believe to be appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part I, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013, and Part II, Item 1. Legal Proceedings and notes 3 and 5 to our accompanying consolidated financial statements in “Part I Financial Information, Item 1. Financial Statements” which appear in this Quarterly Report on Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; our efforts, expectations and ability to reposition the remaining transitional properties that were previously subject to the Master Lease; our expectations that we may receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding incurring costs associated with the Marketing bankruptcy proceeding and taking control of our properties; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding potential modifications to the NECG Lease; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs including the Marketing Environmental Liabilities and other environmental remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

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

These risks include, but are not limited to risks associated with: repositioning transitional properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing, the process of taking control of our properties, including the likelihood of our success in the eviction proceedings we have commenced, and repositioning such properties; the liquidation of the Marketing Estate; the performance of our tenants of their lease obligations, renewal of existing leases and re-letting or selling our transitional properties; our ability to obtain favorable terms on any properties that we sell or re-let; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our dependence on external sources of capital; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and our ability to successfully manage our investment strategy; owning and leasing real estate generally; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; compliance with environmental legislation and regulations and costs of complying with such laws and regulations; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; the real estate industry; counterparty risk; expenses not covered by insurance; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; dilution as a result of future issuances of equity securities; our dividend policy and ability to pay dividends; changes in market conditions; provisions in our charter; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; terrorist attacks and other acts of violence and war; our information systems; future impairment charges and our investors’ ability to determine the creditworthiness of our tenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of June 30, 2014 were $34.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $34.0 million for the remainder of 2014, an increase in market interest rates of 0.50% for 2014 would decrease our 2014 net income and cash flows by $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $34.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2014 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013, and to note 3 to our accompanying unaudited consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

There have not been any material changes to the information previously disclosed in “Part I, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 except as follows:

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the New Jersey Department of Environmental Protection (“NJDEP”) under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties for alleged Natural Resource Damages (“NRD” or “NRDs”) resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). Other named recipients of the Directive are 360 North Pastoria Environmental Corporation, Amerada Hess Corporation, American Modern Metals Corporation, Apollo Development and Land Corporation, Ashland Inc., AT&T Corporation, Atlantic Richfield Assessment Company, Bayer Corporation, Benjamin Moore & Company, Bristol Myers-Squibb, Chemical Land Holdings, Inc., Chevron Texaco Corporation, Diamond Alkali Company, Diamond Shamrock Chemicals Company, Diamond Shamrock Corporation, Dilorenzo Properties Company, Dilorenzo Properties, L.P., Drum Service of Newark, Inc., E.I. Dupont De Nemours and Company, Eastman Kodak Company, Elf Sanofi, S.A., Fine Organics Corporation, Franklin-Burlington Plastics, Inc., Franklin Plastics Corporation, Freedom Chemical Company, H.D. Acquisition Corporation, Hexcel Corporation, Hilton Davis Chemical Company, Kearny Industrial Associates, L.P., Lucent Technologies, Inc., Marshall Clark Manufacturing Corporation, Maxus Energy Corporation, Monsanto Company, Motor Carrier Services Corporation, Nappwood Land Corporation, Noveon Hilton Davis Inc., Occidental Chemical Corporation, Occidental Electro-Chemicals Corporation, Occidental Petroleum Corporation, Oxy-Diamond Alkali Corporation, Pitt-Consol Chemical Company, Plastics Manufacturing Corporation, PMC Global Inc., Propane Power Corporation, Public Service Electric & Gas Company, Public Service Enterprise Group, Inc., Purdue Pharma Technologies, Inc., RTC Properties, Inc., S&A Realty Corporation, Safety-Kleen Envirosystems Company, Sanofi S.A., SDI Divestiture Corporation, Sherwin Williams Company, SmithKline Beecham Corporation, Spartech Corporation, Stanley Works Corporation, Sterling Winthrop, Inc., STWB Inc., Texaco Inc., Texaco Refining and Marketing Inc., Thomasset Colors, Inc., Tierra Solution, Incorporated, Tierra Solutions, Inc., and Wilson Five Corporation.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in

New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, and is scheduled to be completed in or about late 2014. Subsequently, the members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) with proposed remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River. While the EPA’s preferred approach would involve bank-to-bank dredging and installing an engineered cap, the FFS is subject to public comments and/or objections that must be considered by the EPA before a final remedial approach is selected and thus many uncertainties remain with respect to the final remedy for the lower 8-miles of the Lower Passaic River. The FFS, RI/FS, AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

MTBE Litigation – State of Pennsylvania

On July 7, 2014, Getty Properties Corp. was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide methyl tertiary butyl ether (“MTBE”) contamination in Pennsylvania (the “Complaint”). The named plaintiffs are the Commonwealth of Pennsylvania, by and through Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment), and the Pennsylvania Underground Storage Tank Indemnification Fund (“USTIF”).

The Complaint names us and more than 50 other defendants, including but not limited to Exxon Mobil, various BP entities, Chevron, Citgo, Gulf, Lukoil Americas, Marathon, Hess, Shell Oil, Texaco and Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. Getty Properties Corp. and Getty Petroleum Marketing Inc. are both named defendants and are alleged, as are the other defendants, to have distributed, stored and sold MTBE gasoline in Pennsylvania.

The Complaint seeks compensation for natural resource damages (contamination of the “waters of the Commonwealth”) and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but the defendants will likely seek to have the case transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE Multi-District Litigation.

We intend to defend vigorously against this claim. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 except as follows:

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

We are continuing to reposition the properties that were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”) and expect that we will sell and lease these properties over time. As of June 30, 2014, we had 144 transitional properties in our portfolio. Forty of these properties are subject to month-to-month license agreements allowing the licensees

(substantially all of whom were Marketing’s former subtenants) to pay us a licensing fee to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. As of June 30, 2014, we also categorized the 83 properties subject to a lease with NECG Holdings Corp. (“NECG”) as transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) remain subject to eviction proceedings against Marketing’s former subtenants (or sub-subtenants) who continue to occupy these properties. These ongoing eviction proceedings have had a material adverse impact on NECG’s operations and profitability. (For more information regarding NECG and the NECG Lease, see note 2 to our consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.) Finally, 21 of our transitional properties were vacant as of June 30, 2014. We continue to reposition these properties and expect that we will sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

In the aggregate, Property Expenditures and environmental costs exceed licensing revenues for transitional properties occupied under month-to-month license agreements, or which are vacant. We will continue to be responsible for such Property Expenditures until these properties are sold or leased on a triple-net basis. For the six months ended June 30, 2014 and 2013, we incurred $2.1 million and $4.6 million, respectively, of Property Expenditures related to these transitional properties. In addition, in connection with the repositioning of properties previously leased to Marketing, we have increased the number of our tenants significantly, and we are performing property related functions previously performed by Marketing, both of which have resulted in increases in our annual operating expenses.

As of the date of this Quarterly Report on Form 10-Q, we are pursuing evictions or dispossession proceedings against occupants of 11 of our transitional properties. The most significant eviction action is against a group of former Marketing subtenants (or sub-subtenants) who continue to occupy certain properties in the State of Connecticut which are subject to the NECG Lease. These ongoing eviction proceedings have had a material adverse impact on NECG’s operations and profitability. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in the proceedings. However, in July 2013, a majority of the operators against whom these Superior Court rulings were made appealed the decisions. As of the date of this Quarterly Report on Form 10-Q, 14 of the original 24 operators against whom eviction proceedings were brought have reached agreements with NECG to either remain in their respective properties or vacate them, and in either case their appeals have been withdrawn. Ten of the operators remain in contested occupancy of the subject sites during the pendency of their appeal. We remain confident that we will prevail in the remaining appeals and, although no assurances can be given, we anticipate a favorable resolution of this matter in 2015.

We are monitoring the developments with NECG and are engaged in discussions with them about potential modifications to the NECG Lease, which may include, without limitations, the removal of certain properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions. As of June 30, 2014 and the date of this Quarterly Report on Form 10-Q, NECG is current in its rent payments to us, as amended.

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

For additional information with respect to pending environmental lawsuits and claims, and environmental remediation obligations and estimates see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II, Item 1. Legal Proceedings”, “Environmental Matters” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to notes 3 and 5 to our accompanying consolidated financial statements which appear in this Quarterly Report on Form 10-Q.

We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are directly responsible for compliance with various environmental laws and regulations, for the retirement and decommissioning or removal of all or a negotiated percentage of USTs and other equipment and for remediation of environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced and for contamination that existed at the premises prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination (irrespective of when the contamination first arose) is allocated to our tenant. In all events, our tenants at properties previously leased to Marketing are responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under most of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For properties previously leased to Marketing, we anticipate that many USTs will be replaced over the next decade as these USTs are either at, or near, the end of their useful lives. For sites previously leased to Marketing under long-term triple-net leases, our tenants are responsible for the cost of such removal and replacement, and we are responsible for costs associated with UST removals at our transitional properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Transitional Properties” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.) Under the terms of our leases covering properties previously leased to Marketing, we are responsible for costs associated with any preexisting contamination found during the course of a UST removal and replacement assuming such contamination is found during the first ten years of the lease term. In addition, we are responsible for the cost of remediation of contamination found during the removal of USTs at our transitional properties. As a result of removals and replacements of USTs, we believe we are likely to incur significant additional environmental obligations; however, the amount and timing of such additional obligations cannot be predicted.

Environmental remediation obligations are initially measured at fair value based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, accretion and reductions associated with actual expenditures incurred during each quarter. As of June 30, 2014 and December 31, 2013, we had accrued $41.3 million and $43.5 million, respectively, as our best estimate of the fair value of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries.

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
August 8, 2014

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
August 8, 2014

By:	/s/ DAVID B. DRISCOLL
David B. Driscoll
President and Chief Executive Officer (Principal Executive Officer)
August 8, 2014