Form 10-K
period 2014-12-31
GETTY REALTY CORP /MD/
filed 2015-03-16
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13777

GETTY REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	11-3412575
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Two Jericho Plaza, Suite 110, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 478-5400

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (25,604,124 shares of common stock) of the Company was $488,527,000 as of June 30, 2014.

The registrant had outstanding 33,417,203 shares of common stock as of March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2014 pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liability resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; our efforts, expectations and ability to reposition our remaining transitional properties; our expectations that we may receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding lease restructurings, including the NECG Lease and the Ramoco Lease; our expectation about corporate-level federal income taxes; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of and assumptions used regarding our accounting estimates, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tank funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Prudential Loan Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

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

These risks include, but are not limited to risks associated with: complying with federal, state and local environmental laws and regulations and the costs associated with complying with such laws and regulations; counterparty risk; the creditworthiness of our tenants; our tenants performing their lease obligations, renewal of existing leases and our ability to either re-let or sell our transitional properties; our dependence on external sources of capital; repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our ability to obtain favorable terms on any properties that we sell or re-let; our estimates and assumptions regarding expenses, claims and accruals relating to pre-petition and post-petition claims against Marketing; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and our ability to successfully manage our investment strategy; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; the liquidation of the Marketing Estate; expenses not covered by insurance; owning and leasing real estate generally; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; dilution as a result of future issuances of equity securities; our dividend policy and ability to pay dividends; changes in market conditions; changes to our dividend policy; changes in market conditions; provisions in our charter; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; future impairment charges and our investors’ ability to determine the creditworthiness of our tenants; terrorist attacks and other acts of violence and war; and our information systems.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. Our properties are located in 19 states across the United States and Washington, D.C., with concentrations in the Northeast and the Mid-Atlantic regions. Our properties are operated under a variety of brands including Getty, BP, Exxon, Mobil, Shell, Chevron, Valero and Aloha. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing retail motor fuel and convenience store properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise.

Company Operations

As of December 31, 2014, we owned 757 properties and leased 106 properties from third-party landlords. Our typical property is used as a retail motor fuel outlet and convenience store, and is located on between one-half and three quarters of an acre of land in a metropolitan area. The properties that we have acquired since 2007 are generally located on larger parcels of land. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. We believe our network of retail motor fuel and convenience store properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Retail motor fuel and convenience store properties are an integral component of the transportation infrastructure supported by highly inelastic demand for petroleum products and day-to-day consumer goods and convenience foods. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

•

Core Net Lease Portfolio. As of December 31, 2014, we leased 696 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 609 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 87 properties leased pursuant to single unit triple-net leases.

Our triple-net leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and include provisions for rental increases during the initial and renewal terms of the lease. As of December 31, 2014, our average lease term including month-to-month license agreements (described below), weighted by the number of underlying properties, was approximately 10.7 years excluding renewal options. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of underground storage tanks that are owned by our tenants during the terms of their leases. As of December 31, 2014, we have a remaining commitment to co-invest as much as $14.2 million in the aggregate with our tenants for a portion of such capital expenditures within the next approximately five years.

•

Transitional Properties. We periodically evaluate our portfolio of properties and, as of December 31, 2014, we had two groups of properties, which we consider transitional: (i) 46 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 121 properties, which are currently subject to two unitary triple-net leases that are in the process of being restructured.

•

Month-to-Month License Agreements / Vacancies. As of December 31, 2014 we have reduced the number of properties subject to month-to-month license agreements from 90 to 26. Our month-to-month license agreements allow the licensees (substantially all of whom were former tenants of Getty Petroleum Marketing, Inc. (“Marketing”)) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain costs associated with the properties. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of certain operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. We will continue to be responsible for such Property Expenditures and environmental costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements thereafter. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends. As of December 31, 2014 we have reduced the number of vacant transitional properties from 36 to 20. We are responsible for the payment of all Property Expenditures, environmental compliance costs and costs associated with any environmental remediation until these properties are sold, or leased on a triple-net basis.

•

Lease Restructurings. As of December 31, 2014, the 60 remaining properties subject to a unitary triple-net lease with NECG Holdings Corp. (“NECG”) continue to be transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of our master lease with Marketing. As of December 31, 2014, we have removed 24 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease. (For additional information regarding NECG and the NECG Lease, see note 2 of this Annual Report on Form 10-K.)

In addition, as of December 31, 2014, we categorized as transitional 61 properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We have entered into a lease modification agreement with Ramoco whereby we have agreed to defer portions of rent due to us under the Ramoco Lease. We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of certain properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the Ramoco Lease. (For additional information regarding Ramoco and the Ramoco Lease, see note 2 of this Annual Report on Form 10-K.)

We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on the remaining transitional properties over time. We are also reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our transitional properties. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated. During the year ended December 31, 2014, we sold 93 properties (89 transitional properties and four core properties) for $31.2 million in the aggregate. During the year ended December 31, 2013, we sold 145 transitional properties for $83.1 million in the aggregate. Subsequent to December 31, 2014, through the date of this Annual Report on Form 10-K, we have sold 5 transitional properties for $1.6 million in the aggregate.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote our geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale/leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios and recapture and redevelopment of existing properties for alternative uses. We cannot provide any assurance that we will be successful making additional investments, that investments will be available which meet our investment criteria or that our current sources of liquidity will be sufficient to fund such investments.

•

2014. For the year ended December 31, 2014, we acquired fee or leasehold title to ten gasoline station and convenience store properties in separate transactions at an aggregate purchase price of $17.6 million.

•

2013. On May 9, 2013, we acquired 16 Mobil-branded gasoline station and convenience store properties in the metro New York region and 20 Exxon- and Shell-branded gasoline station and convenience store properties located within the Washington, D.C. “Beltway” for $72.5 million in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). In addition, in 2013, we acquired fee or leasehold title to three gasoline station and convenience store properties in separate transactions at an aggregate purchase price of $0.8 million.

Over the last five years, we have acquired approximately 180 properties in various states at an aggregate purchase price of approximately $300 million. These acquisitions include single property transactions and portfolio transactions ranging in size up to a portfolio comprised of 59 properties with an aggregate purchase price of approximately $112 million.

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

Marketing was formed to facilitate the spin-off of our petroleum marketing business to our shareholders, which was completed in 1997. Marketing was acquired by a U.S. subsidiary of OAO Lukoil (“Lukoil”) in December 2000. In connection with Lukoil’s acquisition of Marketing, we renegotiated our long-term unitary triple-net lease (the “Master Lease”) with Marketing. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court (the “Bankruptcy Court”). The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). Approximately 490 of the properties we own or lease as of December 31, 2014 were previously leased to Marketing pursuant to the Master Lease.

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

Major Tenants

As of December 31, 2014, we had two groups of major tenants. (For information regarding factors that could adversely affect us relating to our lessees, see “Part I, Item 1A. Risk Factors.)

As of December 31, 2014, we leased 118 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc.: We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 60 properties to NECG. CPD NY and NECG together represented 19%, 21% and 18% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us. See “Company Operations – Transitional Properties – Lease Restructuring” above.

In addition, as of December 31, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”): We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple

Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 18%, 15% and 7% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on one or more of the other subsidiaries and/or failure of one or more of the other subsidiaries to perform its rental and other obligations to us.

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

Regulation

Our properties are subject to numerous federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, underground storage tanks (“UST” or “USTs”) and other equipment. These laws have included: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and groundwater contamination pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to potential claims relating to UST failures. Our triple-net lease tenants are directly responsible for compliance with various environmental laws and regulations as the operators of our properties.

We believe that our properties are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, we do not believe that existing legislation and regulations will have a material adverse effect on our competitive position. (For additional information with respect to pending environmental lawsuits and claims see “Item 3. Legal Proceedings”.)

Environmental expenses are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that the counterparty to the agreement does not satisfy them.

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and that existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

Personnel

As of March 13, 2015, we had 32 employees.

Access to our filings with the Securities and Exchange Commission and Corporate Governance Documents

Our website address is www.gettyrealty.com. Our address, phone number and a list of our officers is available on our website. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission (the “SEC”) at www.sec.gov where you can access, free-of-charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such reports are filed. Our website also contains our business conduct guidelines (“Code of Ethics”), corporate governance guidelines and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees of our Board of Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers become effective. We also will provide copies of these reports and corporate governance documents free-of-charge upon request, addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753, Attn: Investor Relations. Information available on or accessible through our website shall not be deemed to be a part of this Annual Report on Form 10-K. You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that the counterparty to the lease or other agreement does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that the counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them. As a result of Marketing’s bankruptcy filing, we accrued for significant additional environmental liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any other current tenants based on those tenant’s history of paying such obligations and/or our assessment of their financial ability and intent to pay such costs. However, there can be no assurance that our assessments or estimates are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and that existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next decade because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For our transitional properties occupied under month-to-month license agreements, or which are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” and “Transitional Properties” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in this Annual Report on Form 10-K.)

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-letting properties, we made lease concessions to reimburse our tenants at operating gas stations for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe might be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

We are now able to develop a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. As a result, at December 31, 2014, we accrued for these estimated costs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within the ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2014, we accrued $49.7 million for these future environmental liabilities related to preexisting unknown contamination. In conjunction with the accrual for preexisting unknown environmental contamination, we have increased the carrying value of our properties and simultaneously recorded impairment charges of $8.3 million where the increased carrying value of the property exceeded its estimated fair value. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We expect to adjust the accrued liabilities for environmental remediation obligations reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2014, we had accrued a total of $91.6 million for our prospective environmental remediation liability. This accrual includes (a) $41.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49.7 million for future environmental liabilities related to preexisting unknown contamination.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Prudential Loan Agreement and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, is likely to have a material adverse effect on us. As of December 31, 2014, we leased 118 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc., CPD NY Energy Corp. (“CPD NY”) and NECG Holdings Corp. (“NECG”). We lease 58 properties to CPD NY and 60 properties to NECG. CPD NY and NECG together represented 19%, 21% and 18% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. It is possible that as a result of either leasing additional properties to Chestnut Petroleum Dist. or as a result of disposing some of our existing properties, Chestnut Petroleum Dist. could account for a greater percentage of our rental revenues. In addition, as of December 31, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 18%, 15% and 7% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. It is possible that as a result of either leasing additional properties to Capitol or as a result of disposing some of our existing properties, Capitol could account for a greater percentage of our rental revenues. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of rental revenues. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on one or more of the other subsidiaries and/or failure of one or more of the other subsidiaries to perform its rental and other obligations to us. Additionally, our material tenants are part of larger corporate organizations and the financial distress of other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Because our tenants are not rated and their financial information is not available to you, it may be difficult for our investors to determine their creditworthiness.

The majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organizations. In addition, our tenant’s financial information is not generally available to our investors. Additionally, our material tenants are part of larger corporate organizations and we do not receive financial information for the other entities in those organizations. The financial distress of other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. Because of the lack of financial information or credit ratings it is, therefore, difficult for our investors to assess the creditworthiness of our tenants and to determine the ability of a tenant to meet its obligations to us. It is possible that the assumptions and estimates we make after reviewing publicly and privately obtained information about our tenants are not accurate and that we may be required to increase reserves for bad debts, record allowances for deferred rent receivable or record additional expenses if our tenants are unable or unwilling to meet their obligations to us.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-letting or selling our transitional properties.

We are subject to risks that financial distress, default or bankruptcy of our tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could negatively impact our rental revenues. We are subject to risks that the terms governing renewal or re-letting of our properties (including, compliance with numerous federal, state and local laws and regulations related to the protection of the environment, such as the remediation of contamination and the retirement and decommissioning or removal of long-lived assets, the cost of required renovations, or replacement of USTs and related equipment) may be less favorable than current lease terms (or prior lease terms in the case of vacant properties). We are also subject to the risk that we may receive less net proceeds from the properties we sell as compared to their current carrying value or that the value of our properties may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-let or sell our transitional properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties.

The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us. See – “Business – Company Operations – Transitional Properties” for additional details. If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant. If our tenants do not perform their lease obligations; or we are unable to renew existing leases and promptly recapture and re-let or sell our transitional properties; or if lease terms upon renewal or re-letting are less favorable than current or historical lease terms; or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; then our cash flow could be significantly adversely affected.

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

Our principal sources of liquidity are our cash flows from operations, funds available under our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”) that matures in August 2015 and available cash and cash equivalents. On February 25, 2013, we entered into the Credit Agreement with the Bank Syndicate and a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. For additional information, please refer to “Credit Agreement” and “Prudential Loan Agreement” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which appears in this Annual Report on Form 10-K.

Each of the Credit Agreement and the Prudential Loan Agreement contains customary financial and other covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Our ability to meet the terms of the agreements is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements,” the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Prudential Loan Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and Prudential Loan Agreement and the market price of our common stock.

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

We are continuing to reposition the properties that were previously leased to Marketing pursuant to the Master Lease and expect that we will sell and lease these properties over time. As of December 31, 2014, we had two groups of properties, which we consider transitional: (i) 46 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 121 properties, which are currently subject to two unitary triple-net leases that are in the process of being restructured.

As of December 31, 2014, 26 of our transitional properties were subject to month-to-month license agreements allowing the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. We will continue to be responsible for such Property Expenditures and environmental costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements thereafter. The incurrence of these expenses may materially negatively impact our cash flow and ability to pay dividends. As of December 31, 2014, 20 of our transitional properties were vacant. We are responsible for the payment of all Property Expenditures, environmental compliance costs and costs associated with any environmental remediation until these properties are sold, or leased on a triple-net basis.

As of December 31, 2014, the 60 remaining properties subject to a unitary triple-net lease with NECG continue to be transitional. Certain of the properties included in the NECG Lease were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of the Master Lease. As of December 31, 2014, we have removed 24 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional certain properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio and future rental income associated with the NECG Lease. (For more information regarding NECG and the NECG Lease, see note 2 of this Annual Report on Form 10-K.)

In addition, as of December 31, 2014, we categorized as transitional 61 properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to the Ramoco Lease with Ramoco. We have entered into a lease modification agreement with Ramoco whereby we have agreed to defer portions of rent due to us under the Ramoco Lease. We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of certain properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio and future rental income associated with the Ramoco Lease. (For additional information regarding Ramoco and the Ramoco Lease, see note 2 of this Annual Report on Form 10-K.)

We continue to reposition our transitional properties and expect that we will sell, enter into new leases or modify existing leases on these properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

We are continuing our efforts to sell properties, including those properties which are accounted for as held for sale. While we have dedicated considerable effort designed to increase sales activity, we cannot predict if or when property dispositions will close and whether the terms of any such disposition will be favorable to us. It is likely that we will retain environmental liabilities that exist with respect to that property or group of properties prior to the date of sale. If we do not obtain favorable terms on such dispositions, our operations and financial performance will be negatively impacted.

We maintain significant pre-petition and post-petition unsecured claims against Marketing. We cannot provide any assurance that our claims will be accepted or paid.

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Liquidating Trustee of the Marketing Estate, which resolved the claims we asserted in Marketing’s bankruptcy case in the Bankruptcy Court. The Settlement Agreement is subject to the approval of the Bankruptcy Court at a hearing that is scheduled to be held on April 7, 2015. Pursuant to the terms of the Settlement Agreement, we will receive an interim distribution from the Marketing Estate of approximately $6.0 million (the “Interim Distribution”) within 15 days of the approval of the Settlement Agreement by the Bankruptcy Court. In addition, if the Settlement Agreement is approved by the Bankruptcy Court, we expect to receive additional distributions from the Marketing Estate during 2015 on account of our claims. The Interim Distribution and any subsequent distributions received by us from the Marketing Estate depend on our percentage of the total amount of allowed general unsecured claims against Marketing. The Liquidating Trustee and the Bankruptcy Court have not yet completed the process of determining the total amount of allowed general unsecured claims against Marketing. We anticipate that the sum of all additional distributions will not materially exceed the amount of the Interim Distribution. We cannot provide any assurance as to whether the Settlement Agreement will be approved, or, if approved, the total amount of the distributions we will receive from the Marketing Estate on account of our claims or timing of such future distributions.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. We cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, receivables and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations including environmental remediation obligations and future environmental liabilities for pre-existing unknown environmental contamination,, real estate, depreciation and amortization, carrying value of our properties, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed.

If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

We may acquire or develop properties when we believe that an acquisition or development matches our business and investment strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, they may not perform as expected and, if financed by the Company using debt or new equity issuances, may result in shareholder dilution. Our acquisition of properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of acquisition. We face competition in pursuing these acquisitions and we may not succeed in leasing acquired properties at rents sufficient to cover their costs of acquisition and operations.

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

We may not be able to successfully implement our investment strategy. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. We cannot assure you that investment opportunities will be available which meet our investment criteria. Acquisitions of properties we acquire through the issuance of new equity securities may initially be dilutive to our net income, and such properties may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not successfully integrate one or more of these property acquisitions into our existing portfolio without operating disruptions or unanticipated costs. To the extent that our current sources of liquidity are not sufficient to fund such acquisitions, we will require other sources of capital, which may or may not be available on favorable terms or at all. Additionally, to the extent we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate acquired properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially and adversely affected.

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

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, and financing retail motor fuel and convenience store properties to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles or an increase in the use of alternative fuel vehicles, or “green technology” could have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

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

We, and certain of our tenants, carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. There is no assurance that the existing insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured loss would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are exposed to interest rate risk, primarily as a result of our Credit Agreement. Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, or amend our Credit Agreement or Prudential Loan Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. (For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” as filed with this Annual Report on Form 10-K.)

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

The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In January 2015, we received a private letter ruling from the IRS that allows us to make a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. As of the date of this Annual Report on Form 10-K, we are not planning to make a distribution using our common stock.

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

We are subject to the provisions of the Maryland Business Combination Act (the “Business Combination Act”) which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Generally, pursuant to the Business Combination Act, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns, directly or indirectly, 10% or more of a Maryland corporation’s voting stock. These provisions could have the effect of delaying, preventing or deterring a change in control of our Company or reducing the price that certain investors might be willing to pay in the future for shares of our capital stock. Additionally, the Maryland Control Share Acquisition Act may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. In our charter and bylaws, we have elected not to have the Maryland Control Share Acquisition Act apply to any acquisition by any person of shares of stock of our Company. However, in the case of the control share acquisition statute, our Board of Directors may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. Finally, the “unsolicited takeovers” provisions of the Maryland General Corporation Law permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions that may have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though our triple-net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect our tenants’ ability to pay rent.

The loss of certain members of our management team could adversely affect our business.

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and on the continued contributions of members of our senior management team, each of whom would be difficult to replace. As a REIT, we employ only 32 employees and have a cost-effective management structure. Except for the employment agreement with our President and Chief Executive Officer, David B. Driscoll, we do not have employment agreements with any of our executives. In the event of the loss of key management personnel, or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2014 and 2013, we incurred $21.5 million and $13.4 million, respectively, of non-cash impairment charges. We may be required to take similar non-cash impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Substantially all our properties are leased or sublet to petroleum distributors and retailers engaged in the sale of gasoline and other motor fuel products, convenience store products and automotive repair services who are responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer as a retail motor fuel outlet, we will seek an alternative tenant or buyer for the property.

The following table summarizes the geographic distribution of our properties at December 31, 2014. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease approximately 8,900 square feet of office space at Two Jericho Plaza, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY	LEASED BY GETTY REALTY	TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES
New York	239	54	293	34.0%
Massachusetts	110	15	125	14.5
Connecticut	78	14	92	10.7
New Jersey	63	12	75	8.7
Pennsylvania	57	2	59	6.8
New Hampshire	46	3	49	5.7
Virginia	45	3	48	5.5
Maryland	41	2	43	5.0
Texas	19	—	19	2.2
Rhode Island	10	—	10	1.2
Hawaii	10	—	10	1.2
California	9	—	9	1.0
Maine	9	—	9	1.0
Delaware	4	1	5	0.6
Ohio	4	—	4	0.5
Florida	4	—	4	0.5
North Carolina	3	—	3	0.3
Arkansas	3	—	3	0.3
Washington, D.C.	2	—	2	0.2
North Dakota	1	—	1	0.1

Total	757	106	863	100.0%

The properties that we lease from third-parties have a remaining lease term, including renewal option terms, averaging over 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES
2015	6	5.66%	0.69%
2016	5	4.72	0.58
2017	5	4.72	0.58
2018	3	2.83	0.35
2019	6	5.66	0.69

Subtotal	25	23.59	2.89
Thereafter	81	76.41	9.39

Total	106	100.00%	12.28%

We have rights-of-first refusal to purchase or lease 68 of the properties we lease from third-parties. Approximately 70% of the properties we lease from third-parties are subject to automatic renewal or extension options.

Revenues from rental properties included in continuing and discontinued operations for the year ended December 31, 2014 were $99.1 million with respect to 905 average rental properties held during the year for an average revenue per rental property of approximately $110,000. Revenues from rental properties included in continuing and discontinued operations for the year ended December 31, 2013 were $100.9 million with respect to 1,028 average rental properties held during the year for an average revenue per rental property of approximately $98,000.

Rental unit expirations and the annualized contractual rent as of December 31, 2014 are as follows (in thousands, except for the number of rental units data):

CALENDAR YEAR	NUMBER OF RENTAL UNITS EXPIRING (a)	ANNUALIZED CONTRACTUAL RENT(b)	PERCENTAGE OF TOTAL ANNUALIZED RENT
2015	41	$1,877	2.3%
2016	17	1,388	1.7
2017	31	1,800	2.2
2018	19	2,229	2.8
2019	57	5,863	7.2
2020	36	4,291	5.3
2021	39	3,222	4.0
2022	7	350	0.4
2023	13	1,545	1.9
2024	9	1,059	1.3
Thereafter	587	57,368	70.9

Total	856	$80,992	100.00%

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

(b)

Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2014 multiplied by 12. This amount excludes real estate tax reimbursements which are billed to the tenant when paid.

We believe that most of our owned and leased properties are adequately covered by casualty and liability insurance. In addition, we generally require our tenants, which exclude our month-to-month licensees, to provide insurance for all properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for transitional properties that were previously subject to the Master Lease. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. In certain of our new leases, we have a remaining commitment to co-invest as much as $14.2 million in capital improvements in our properties.

As of December 31, 2014, 148 of our fee owned properties are encumbered by mortgages. These mortgages provide security for our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”). The parties to the Credit Agreement and the Prudential Loan Agreement share the security pursuant to the terms of an inter-creditor agreement.

Item 3. Legal Proceedings

We are engaged in a number of legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gas stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings involving us, including each of the legal proceedings matters listed below. As of December 31, 2014 and 2013, we had accrued $11.0 million and $11.4 million, respectively, for certain of these matters which accruals we believe were appropriate based on information then currently available. It is possible that losses related to these proceedings could result in a loss in excess of the amount accrued as of December 31, 2014 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In 1991, the State of New York commenced an action in the Supreme Court, Albany County, against Kingston Oil Supply Corp. (our former heating oil subsidiary), Charles Baccaro and Amos Post, Inc. The action seeks recovery for reimbursement of investigation and remediating costs incurred by the New York Environmental Protection and Spill Compensation Fund, together with interest and statutory penalties under the New York Navigation Law. We answered the complaint on behalf of Kingston Oil Supply Corp. and Amos Post Inc. Thereafter, from approximately 1993 to November 2011, the case remained dormant except for a brief period in 2002 when the State of New York indicated an intention to prosecute the lawsuit. In November 2011, the State of New York recommenced efforts to pursue its claims for reimbursement of costs, interest and statutory penalties under the Navigation Law. In 2013, we reevaluated this case and determined that Kingston Oil Supply Corp. (ownership of which was transferred in 2009 by Marketing to Lukoil North America LLC), should be defending the action on behalf of itself and its Amos Post division, and we therefore made a demand to Kingston Oil Supply Corp. that it be responsible for the action. Although Kingston Oil Supply Corp. consented to the substitution of its law firm in place of our law firm as the attorneys for Kingston Oil Supply Corp. (and in January 2014 the substitution was confirmed by order of the Court), Kingston Oil Supply Corp. nevertheless disputes our position as to its defense responsibilities and maintains that we should be providing full defense and indemnity to Kingston Oil Supply Corp. for this matter.

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

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker (the “Gallikers”), individually and trading as Millstone Auto Service (“Millstone”), Auto Tech and other named parties, of petroleum-related contamination found at a retail motor fuel property located in Millstone Township, New Jersey. We did not own or lease this property, but in 1985 we did acquire ownership of certain USTs located at the property. In 1986 we tried to remove these USTs and were refused access by the Gallikers to do so. We believe the USTs were transferred to the Gallikers by operation of law not later than 1987 and responded to the NJDEP’s directive and notice by denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and the Gallikers, individually and trading as Millstone. We filed a request for a hearing to contest the allegations of the Order and Assessment, but the date of the hearing has not yet been scheduled. In 2014, the NJDEP issued a notice of violation directed to the Gallikers and Millstone to register and remove the contents of the USTs at the property. Thereafter, the Gallikers made written demand of us to investigate and remediate all contamination at the property. We have rejected the Gallikers’ demand on the basis that we are not responsible for the alleged contamination.

MTBE Litigation – State of New Jersey

We are a party to a case involving a large number of gas station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) are among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately fifty petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, several of which have already settled, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88.0 million collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24.0 million from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to other defendants in the litigation. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by Marketing and under which we believe we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2014 could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, Getty Properties Corp. was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania (the “Complaint”). The named plaintiffs are the State, by and through Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment), and the Pennsylvania Underground Storage Tank Indemnification Fund.

The Complaint names us and more than 50 other defendants, including but not limited to Exxon Mobil, various BP entities, Chevron, Citgo, Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon, Hess, Shell Oil, Texaco, Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania.

The Complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but was transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE Multi-District Litigation. Plaintiffs have recently filed an amended Complaint asserting additional causes of action against the defendants. We have joined with other defendants in filing motions to dismiss the claims against us, which remain pending with the Court.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, which is currently scheduled to be completed in 2015. Subsequently, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) with proposed remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River. While the EPA’s preferred approach would involve bank-to-bank dredging and installing an engineered cap, the FFS is subject to public comments and/or objections that must be considered by the EPA before a final remedial approach is selected and thus many uncertainties remain with respect to the final proposed remedy for the lower 8-miles of the Lower Passaic River. The FFS, RI/FS, AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged NRDs to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 10,330 beneficial holders of our common stock as of March 13, 2015, of which approximately 1,070 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2014 and 2013 was as follows:

	PRICE RANGE		CASH DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2013	21.99	17.97	.2000
June 30, 2013	23.00	19.50	.2000
September 30, 2013	22.09	17.99	.2000
December 31, 2013	19.96	17.73	.2500	(a)
March 31, 2014	20.00	18.00	.2000
June 30, 2014	20.39	18.44	.2000
September 30, 2014	19.43	17.00	.2000
December 31, 2014	18.99	17.00	.3600	(b)

(a)	Includes a $0.05 per share special dividend declared in the quarter ended December 31, 2013.
(b)	Includes a $0.14 per share special dividend declared in the quarter ended December 31, 2014.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: Value Line Publishing LLC

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Getty Realty Corp.	100.00	140.09	67.44	89.15	93.82	97.98
Standard & Poors 500	100.00	115.06	117.49	136.29	180.43	205.13
Peer Group	100.00	129.10	137.37	160.03	170.33	221.34

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2009 in Getty Realty Corp. common stock, Standard & Poors 500 and Peer Group.

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

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2014(a)	2013(b)	2012	2011(c)	2010
OPERATING DATA:
Total revenues	$99,867	$102,792 (d)	$96,086	$94,238	$69,996
Earnings from continuing operations	20,529	27,416 (e)	13,775 (f)	9,252 (g)	33,645
Earnings (loss) from discontinued operations	2,889	42,595	(1,328)	3,204	18,055

Net earnings	23,418	70,011	12,447	12,456	51,700
Diluted earnings per common share:
Earnings from continuing operations	0.60	0.81	0.41	0.27	1.21
Net earnings	0.69	2.08	0.37	0.37	1.84
Diluted weighted-average common shares outstanding	33,409	33,397	33,395	33,172	27,953
Cash dividends declared per share	0.960	0.850	0.375	1.46	1.91
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS (h):
Net earnings	23,418	70,011	12,447	12,456	51,700
Depreciation and amortization of real estate assets	10,549	9,927	13,700	10,336	9,738
Gains on dispositions of real estate	(10,218)	(45,505)	(6,866)	(968)	(1,705)
Impairment charges	21,534	13,425	13,942	20,226	—

Funds from operations	45,283	47,858	33,223	42,050	59,733
Revenue recognition adjustments	(5,372)	(8,379)	(4,433)	(1,163)	(1,487)
Allowance for deferred rental revenue/mortgage receivable	2,331	4,775	—	19,758	—
Acquisition costs	104	480	—	2,034	—
Non-cash changes in environmental estimates	(2,756)	(2,956)	(4,215)	—	—
Accretion expense	3,046	3,214	3,174	775	884

Adjusted funds from operations	42,636	44,992	27,749	63,454	59,130
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$595,959	$570,275	$562,316	$615,854	$504,587
Total assets	687,501	682,402	640,581	635,089	423,178
Debt	125,000	158,000	172,320	170,510	64,890
Shareholders’ equity	407,024	415,091	372,749	372,169	314,935
NUMBER OF PROPERTIES:
Owned	757	840	946	996	907
Leased	106	125	135	153	145

Total properties	863	965	1,081	1,149	1,052

(a)	Includes the effect of a $2.2 million non-cash allowance for deferred rent receivable and the effect of a $21.5 million impairment charge.
(b)

Includes (from the date of the acquisition) the effect of the $72.5 million acquisition of 16 Mobil-branded gasoline station and convenience store properties and 20 Exxon- and Shell-branded gasoline station and convenience store properties in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC which were acquired on May 9, 2013.

(c)

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

(e)

Includes the effect of a $15.2 million net credit for bad debt expense primarily related to receiving funds from the Marketing Estate and the Litigation Funding Agreement (both defined below), the effect of a $9.6 million increase in provisions for environmental litigation losses, the effect of a $4.3 million non-cash allowance for deferred rent receivable and the effect of a $3.6 million impairment charge.

(f)

Includes the effect of a $12.0 million accounts receivable reserve and the effect of a $5.1 million impairment charge, which are primarily related to properties previously leased to Marketing (for additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Marketing and the Master Lease”.)

(g)

Includes the effect of a $16.7 million non-cash allowance for deferred rent receivable, the effect of a $6.6 million accounts receivable reserve and the effect of a $12.7 million impairment charge, which are primarily related to properties previously leased to Marketing (For additional information regarding Marketing and the Master Lease, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Marketing and the Master Lease”.)

(h)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Supplemental Non-GAAP Measures”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors”; the selected financial data in Part II entitled “Item 6. Selected Financial Data”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of December 31, 2014, we owned 757 properties and leased 106 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are contractually responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. (For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” and “Environmental Matters” below.)

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale/leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios and recapture and redevelopment of existing properties for alternative uses. We cannot provide any assurance that we will be successful making additional investments, that investments will be available which meet our investment criteria or that our current sources of liquidity will be sufficient to fund such investments.

Core Net Lease Portfolio

As of December 31, 2014, we leased 696 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 609 properties leased to approximately 20 regional and national fuel distributor tenants under unitary or master triple-net leases and 87 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases covering properties previously leased to Getty Petroleum Marketing, Inc. (“Marketing”) also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We periodically evaluate our portfolio of properties and, as of December 31, 2014, we had two groups of properties, which we consider transitional: (i) 46 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 121 properties, which are currently subject to two unitary triple-net leases that are in the process of being restructured.

As of December 31, 2014, we have reduced the number of properties subject to month-to-month license agreements from 90 to 26. Our month-to-month license agreements allow the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. We will continue to be responsible for such Property Expenditures and environmental costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements thereafter. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends. As of December 31, 2014, we have reduced the number of vacant transitional properties from 36 to 20. We are responsible for the payment of all Property Expenditures, environmental compliance costs and costs associated with environmental remediation until these properties are sold, or leased on a triple-net basis.

As of December 31, 2014, the 60 remaining properties subject to a unitary triple-net lease with NECG Holdings Corp. (“NECG”) continue to be transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of the Master Lease. As of December 31, 2014, we have removed 24 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease.

In addition, as of December 31, 2014, we categorized as transitional 61 properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We have entered into a lease modification agreement with Ramoco whereby we have agreed to defer portions of rent due to us under the Ramoco Lease. We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of certain properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio and future rental income associated with the Ramoco Lease.

During the year ended December 31, 2014, we sold 93 properties (89 transitional properties and four core properties) for $31.2 million in the aggregate. Subsequent to December 31, 2014, we have sold 5 additional transitional properties for $1.6 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

Marketing and the Master Lease

Approximately 490 of the properties we own or lease as of December 31, 2014 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed the Liquidating Trustee to oversee liquidation of the Marketing Estate. We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $0.8 million, $3.7 million and $2.6 million, respectively, are included in general and administrative expenses for the years ended December 31, 2014, 2013 and 2012.

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

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Liquidating Trustee of the Marketing Estate, which resolved the claims we asserted in Marketing’s bankruptcy case in the Bankruptcy Court. The Settlement Agreement is subject to the approval of the Bankruptcy Court at a hearing that is scheduled to be held on April 7, 2015. Pursuant to the terms of the Settlement Agreement, we will receive an interim distribution from the Marketing Estate of approximately $6.0 million (the “Interim Distribution”) within 15 days of the approval of the Settlement Agreement by the Bankruptcy Court. In addition, if the Settlement Agreement is approved by the Bankruptcy Court, we expect to receive additional distributions from the Marketing Estate during 2015 on account of our claims. The Interim Distribution and any subsequent distributions received by us from the Marketing Estate depend on our percentage of the total amount of allowed general unsecured claims against Marketing. The Liquidating Trustee and the Bankruptcy Court have not yet completed the process of determining the total amount of allowed general unsecured claims against Marketing. We anticipate that the sum of all additional distributions will not materially exceed the amount of the Interim Distribution. We cannot provide any assurance as to whether the Settlement Agreement will be approved, or, if approved, the total amount of the distributions we will receive from the Marketing Estate on account of our claims or timing of such future distributions.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $21.5 million and $13.4 million for the years ended December 31, 2014 and 2013, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

In addition to measurements defined by GAAP, we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, non-cash impairment charges, extraordinary items and cumulative effect of accounting change. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

FFO and AFFO are not in accordance with, or a substitute for measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. Our assessment of our operations is focused on long-term sustainability and not on non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. FFO excludes various items such as gains or losses on property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our co-investment commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. Beginning in the fourth quarter of 2014, we revised our definition of AFFO to exclude non-cash environmental accretion expense and non-cash changes in environmental estimates as these items do not impact our recurring cash flow. AFFO for all periods presented has been restated to conform to our revised definition.

Our revised definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense and non-cash changes in environmental estimates and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash Revenue Recognition Adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) non-cash environmental accretion expense and non-cash changes in environmental estimates, (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. For a reconciliation of FFO and AFFO to GAAP net earnings, see “Item 6. Selected Financial Data”.

2014 and 2013 Acquisitions

In 2014, we acquired fee or leasehold title to ten gasoline station and convenience store properties in separate transactions for an aggregate purchase price of $17.6 million.

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

RESULTS OF OPERATIONS

Our results for the years ended December 31, 2013 and 2012 were materially affected by events surrounding the bankruptcy of Marketing including the benefit derived from our participation in the Lukoil Settlement, which provided for the payment to the Marketing Estate of $93.0 million of which $25.1 million was distributed to us pursuant to the Litigation Funding Agreement and $6.6 million was distributed to us in full satisfaction of our post-petition priority claims related to the Master Lease. Of the $25.1 million received by us in the third quarter of 2013 pursuant to the Litigation Funding Agreement, $8.0 million was applied to the advances made to the Marketing Estate plus accrued interest; $14.0 million was applied to unpaid rent and real estate taxes due from Marketing and the related bad debt reserve was reversed of which $8.1 million and $5.9 million was included in continuing operations and discontinued operations, respectively, as a reversal of bad debt expense and the remainder of $3.1 million was recorded as additional income attributed to the partial recovery of damages resulting from Marketing’s default of its obligations under the Master Lease and is reflected in continuing operations in our consolidated statements of operations as other revenue. In addition, legal costs associated with Marketing’s bankruptcy and the Lukoil Complaint, eviction proceedings, gains realized from dispositions of properties and impairment charges primarily related to anticipated property dispositions and elevated operating expenses related to properties previously leased to Marketing materially impacted our results. For these reasons, comparisons of our performance for the years ended December 31, 2014, 2013 and 2012 are less meaningful.

Year ended December 31, 2014 compared to year ended December 31, 2013

Total revenues included in continuing operations decreased by $2.9 million to $99.9 million for the year ended December 31, 2014, as compared to $102.8 million for the year ended December 31, 2013. The decrease in total revenues for the year ended December 31, 2014 was primarily due to the impact of $3.1 million of additional income from the Lukoil Settlement received during the year ended 2013 and a decrease in Revenue Recognition Adjustments. The decline was partially offset by increases in rental revenues from our existing portfolio of rental properties, including our 2014 acquisitions and leasing activities and the full year impact of rental revenues from our acquisition of 36 properties from Capitol in May 2013. Revenues from rental properties included in continuing operations were $96.7 million and $96.3 million for the years ended December 31, 2014 and 2013, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, included in revenues from rental properties in continuing operations was $77.7 million for the year ended December 31, 2014, as compared to $73.0 million for the year ended December 31, 2013. Revenues from rental properties and rental property expenses included $13.8 million and $15.4 million for the years ended December 31, 2014 and 2013, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $3.1 million for the year ended December 31, 2014, as compared to $3.4 million for the year ended December 31, 2013. Total revenue from continuing operations for the year ended December 31, 2013 also includes $3.1 million of additional income, which was received as a result of the Lukoil Settlement.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $5.3 million for the year ended December 31, 2014 and $7.9 million for the year ended December 31, 2013.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $23.8 million for the year ended December 31, 2014, as compared to $29.4 million for the year ended December 31, 2013. The decrease in rental property expenses is principally due to declines in rent expense, real estate taxes and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts.

Non-cash impairment charges included in continuing operations were $12.8 million for the year ended December 31, 2014, as compared to $3.6 million for the year ended December 31, 2013. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the years ended December 31, 2014 and 2013 were primarily attributable to the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2014 decreased by $7.5 million to $4.6 million, as compared to $12.1 million for the year ended December 31, 2013. The decrease in environmental expenses for the year ended December 31, 2014 was principally due to an $8.5 million reduction in litigation losses and legal fees partially offset by $1.0 million of increases in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $4.6 million to $15.8 million for the year ended December 31, 2014, as compared to $20.4 million for the year ended December 31, 2013. The decrease in general and administrative expenses for the year ended December 31, 2014 was principally due to a $4.3 million decline in legal and professional fees. The decrease in legal and professional fees was primarily due to reductions in costs incurred in connection with Marketing’s bankruptcy and the Lukoil Settlement.

Allowance (recoveries) for uncollectible accounts included in continuing operations increased by $14.4 million to $3.4 million for the year ended December 31, 2014, as compared to a recovery of $11.0 million for the year ended December 31, 2013. The allowances for the year ended December 31, 2014 consisted of $2.1 million in allowances for deferred rent receivable related to the NECG Lease and Ramoco Lease, $1.2 million in reserves for bad debts and $0.1 million in allowances for mortgage receivables. The recoveries to allowances for the year ended December 31, 2013 were primarily related to reversals of previously provided bad debt reserves associated with receiving funds from the Marketing Estate and the Lukoil Settlement.

Depreciation and amortization expense included in continuing operations was $10.5 million for the year ended December 31, 2014, as compared to $9.3 million for the year ended December 31, 2013. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $1.2 million for the year ended December 31, 2014. The gains were the result of the sale of four properties during the year ended December 31, 2014.

Interest expense was $9.8 million for the year ended December 31, 2014, as compared to $11.7 million for the year ended December 31, 2013. The decrease was due to a decrease in the weighted-average interest rate on borrowings outstanding and lower average borrowings outstanding for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

We report as discontinued operations the results of 20 properties accounted for as held for sale in accordance with GAAP as of December 31, 2014 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the first six months of 2014 have been classified as discontinued operations. The operating results of such properties for the years ended December 31, 2013 and 2012 have also been reclassified to discontinued operations to conform to the 2014 presentation. Earnings from discontinued operations decreased by $39.7 million to $2.9 million for the year ended December 31, 2014, as compared to $42.6 million for the year ended December 31, 2013. The decrease was primarily due to lower gains on dispositions of real estate and an increase in losses from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $9.0 million for the year ended December 31, 2014 and $45.5 million for the year ended December 31, 2013. For the year ended December 31, 2014, there were 89 property dispositions recorded in discontinued operations. For the year ended December 31, 2013, there were 145 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the years ended December 31, 2014 and 2013 of $8.7 million and $9.8 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2014, FFO decreased by $2.6 million to $45.3 million, as compared to $47.9 million for the year ended December 31, 2013, and AFFO decreased by $2.4 million to $42.6 million, as compared to $45.0 million for the prior year. The decrease in FFO for the year ended December 31, 2014 was primarily due to the changes in net earnings but excludes an $8.1 million increase in impairment charges, a $0.6 million increase in depreciation and amortization expense and a $35.3 million decrease in gains on dispositions of real estate. The decrease in AFFO for the year ended December 31, 2014 also excludes a $2.6 million decrease in the allowance for deferred rental revenue, a $32 thousand increase in non-cash environmental expenses and credits, a $0.4 million decrease in acquisition costs and a $3.0 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $0.69 per share for the year ended December 31, 2014, as compared to $2.08 per share for the year ended December 31, 2013. Diluted FFO per share for the year ended December 31, 2014 was $1.34 per share, as compared to $1.43 per share for the year ended December 31, 2013. Diluted AFFO per share for the year ended December 31, 2014 was $1.26 per share, as compared to $1.34 per share for the year ended December 31, 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

Total revenues included in continuing operations increased by $6.7 million to $102.8 million for the year ended December 31, 2013, as compared to $96.1 million for the year ended December 31, 2012. The increase in total revenues for the year ended December 31, 2013 was primarily due to additional rental revenues received from our acquisition of 36 properties from Capitol in May 2013, $3.1 million of additional income from the Lukoil Settlement and an increase in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements. Revenues from rental properties included in continuing operations were $96.3 million and $93.2 million for the years ended December 31, 2013 and 2012, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreement, included in revenues from rental properties in continuing operations was $73.0 million for the year ended December 31, 2013, as compared to $77.9 million for the year ended December 31, 2012. Revenues from rental properties and rental property expenses included $15.4 million and $10.9 million for the years ended December 31, 2013 and 2012, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income from notes and mortgages receivable was $3.4 million for the year ended December 31, 2013, as compared to $2.9 million for the year ended December 31, 2012. Total revenue from continuing operations for the year ended December 31, 2013 also includes $3.1 million of additional income, which was received as a result of the Lukoil Settlement. Revenues from rental properties for the year ended December 31, 2012 included $17.0 million in rent contractually due or received from Marketing under the Master Lease (for which bad debt reserves of $10.4 million were provided and are included in allowance for uncollectible accounts in our consolidated statements of operations).

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $7.9 million for the year ended December 31, 2013 and $4.4 million for the year ended December 31, 2012.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $29.4 million for the year ended December 31, 2013, as compared to $28.7 million for the year ended December 31, 2012. The increase in rental property expenses is principally due to an increase in “pass-through” real estate taxes and other municipal charges we paid and billed to tenants pursuant to their triple-net lease agreements offset by lower rent and maintenance expenses paid by us resulting from the cumulative effect of leasing an increasing number of properties on a triple-net basis and our disposition efforts.

Non-cash impairment charges included in continuing operations were $3.6 million for the year ended December 31, 2013, as compared to $5.1 million for the year ended December 31, 2012. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the years ended December 31, 2013 and 2012 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the year ended December 31, 2013 increased by $11.2 million, to $12.1 million, as compared to $0.9 million for the year ended December 31, 2012. The increase in environmental expenses for the year ended December 31, 2013 was primarily due to a higher provision for litigation losses and legal fees, which increased by $9.4 million for the year ended December 31, 2013 and a change in the provision for estimated environmental remediation obligations, which increased by $1.8 million for the year ended December 31, 2013. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $4.8 million to $20.4 million for the year ended December 31, 2013, as compared to $15.6 million for the year ended December 31, 2012. The increase in general and administrative expenses for the year ended December 31, 2013 was principally due a $3.7 million increase in legal and professional fees and a $0.8 million increase in employee related expenses. The increase in legal and professional fees was primarily due to additional costs incurred in connection with Marketing’s bankruptcy and the Lukoil Settlement.

Allowance (recoveries) for uncollectible accounts included in continuing operations decreased by $23.0 million to a recovery of $11.0 million for the year ended December 31, 2013, as compared to an allowance of $12.0 million for the year ended December 31, 2012. The recoveries to allowances for the year ended December 31, 2013 were related to reversals of previously provided bad debt reserves associated with receiving funds from the Marketing Estate and the Lukoil Settlement.

Depreciation and amortization expense included in continuing operations was $9.3 million for the year ended December 31, 2013, as compared to $10.6 million for the year ended December 31, 2012. The decrease was primarily due to the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate offset by depreciation charges related to asset retirement costs and properties acquired.

Interest expense was $11.7 million for the year ended December 31, 2013, as compared to $9.9 million for the year ended December 31, 2012. The increase was due to an increase in the weighted average interest rate on borrowings outstanding and higher average borrowings outstanding for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

The operating results and gains on dispositions of real estate sold during the first six months of 2014 have been classified as discontinued operations. The operating results of such properties for the years ended December 31, 2013 and 2012 have also been reclassified to discontinued operations to conform to the 2014 presentation. Earnings from discontinued operations increased by $43.9 million to $42.6 million for the year ended December 31, 2013, as compared to a loss of $1.3 million for the year ended December 31, 2012. The increase was primarily due to increases in gains on dispositions of real estate and a reduction in losses from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $45.5 million for the year ended December 31, 2013 and $6.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, there were 145 property dispositions recorded in discontinued operations. For the year ended December 31, 2012, there were 54 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the years ended December 31, 2013 and 2012 of $9.8 million and $8.8 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2013, FFO increased by $14.7 million to $47.9 million, as compared to $33.2 million for the year ended December 31, 2012, and AFFO increased by $17.3 million to $45.0 million, as compared to $27.7 million for the prior year. The increase in FFO for the year ended December 31, 2013 was primarily due to the changes in net earnings but excludes a $0.5 million decrease in impairment charges, a $3.8 million decrease in depreciation and amortization expense and a $38.6 million increase in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2013 also excludes a $4.8 million increase in the allowance for deferred rental revenue, a $1.3 million decrease in non-cash environmental expenses and credits, a $0.5 million increase in acquisition costs and a $4.0 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share were $2.08 per share for the year ended December 31, 2013, as compared to $0.37 per share for the year ended December 31, 2012. Diluted FFO per share for the year ended December 31, 2013 was $1.43 per share, as compared to $0.99 per share for the year ended December 31, 2012. Diluted AFFO per share for the year ended December 31, 2013 was $1.34 per share, as compared to $0.86 per share for the year ended December 31, 2012.

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

Our cash flow activities for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Net cash flow provided by operating activities	$29,237	$43,678	$15,885
Net cash flow provided by /(used in) investing activities	$23,505	$(6,847)	$3,551
Net cash flow (used in) financing activities	$(61,666)	$(41,672)	$(10,258)

Operating Activities

Cash flow from operating activities decreased by $14.5 million for the year ended December 31, 2014 to $29.2 million, as compared to $43.7 million for the year ended December 31, 2013. The decrease was primarily due to receiving funds from the Marketing Estate and the Lukoil Settlement during the year ended December 31, 2013. The decline was partially offset by increases in our operating cash flows from our existing portfolio of rental properties, including our 2014 acquisitions and leasing activities and the full year impact of cash flows from our acquisition of 36 properties from Capitol in May 2013.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities increased by $30.3 million for the year ended December 31, 2014 to $23.5 million, as compared to a use of $6.8 million for the year ended December 31, 2013. The increase was primarily due to (i) a decrease in property acquisitions, investment in direct financing leases and capital expenditures of $56.2 million, (ii) a decrease in issuance of notes and mortgages receivable of $4.1 million, (iii) an increase in cash held for property acquisitions of $32.7 million due to the return of disposition proceeds held in escrow offset by (iv) a decrease in proceeds from the sale of rental properties of $46.2 million and (v) an $18.0 million decrease in collection of notes and mortgages receivable primarily related to the prepayment of a note receivable in 2013.

Financing Activities

Cash flows from financing activities decreased by $20.0 million for the year ended December 31, 2014 to a use of $61.7 million, as compared to a use of $41.7 million for the year ended December 31, 2013. The decrease was primarily due to (i) net repayments of the Credit Agreement of $33.0 million for the year ended December 31, 2014, as compared to net repayments of the Credit Agreement, Prudential Loan Agreement and our prior credit agreement and term loan agreement of $14.3 million for the year ended December 31, 2013 and (ii) an increase in dividends paid on common stock of $4.3 million.

Credit Agreement

On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of December 31, 2014 and 2013, borrowings under the Credit Agreement were $25.0 million and $58.0 million, respectively.

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

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of December 31, 2014 and 2013, borrowings under the Prudential Loan Agreement were $100.0 million.

As of December 31, 2014, we are in compliance with all of the material terms of the Credit Agreement and Prudential Loan Agreement, including the various financial covenants described above.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the year ended December 31, 2014 were $17.7 million, substantially all of which was for the acquisition of ten properties. Our property acquisitions and capital expenditures for the year ended December 31, 2013 were $73.4 million, substantially all of which was for our $72.5 million acquisition of 36 properties from Capitol in May 2013.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2014, we have a remaining commitment to co-invest as much as $14.2 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in this Annual Report on Form 10-K.) To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

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

The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In January 2015, we received a private letter ruling from the IRS that allows us to make a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. As of the date of this Annual Report on Form 10-K, we are not planning to make a distribution using our common stock.

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders aggregated $28.7 million, $24.4 million and $8.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively. There can be no assurance that we will continue to pay cash dividends at historical rates.

CONTRACTUAL OBLIGATIONS

Our significant contractual obligations and commitments as of December 31, 2014 were comprised of borrowings under the Credit Agreement and the Prudential Loan Agreement, operating lease payments due to landlords, estimated environmental remediation expenditures and co-investing with our tenants in capital improvements at properties previously leased to Marketing. The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement is as follows: 2015 —   $25.0 million and 2021 —   $100.0 million.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2014 are summarized below (in thousands):

	TOTAL	LESS THAN- ONE YEAR	ONE-TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS
Operating leases	$28,005	$6,648	$10,395	$5,882	$5,080
Borrowings under the Credit Agreement (a)	25,000	25,000	—	—	—
Borrowings under the Prudential Loan Agreement (a)	100,000	—	—	—	100,000
Estimated environmental remediation expenditures (b)	91,566	24,437	28,441	15,015	23,673
Capital improvements (c)	14,180	—	14,180	—	—

Total	$258,751	$56,085	$53,016	$20,897	$128,753

(a)	Excludes related interest payments. (See “Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.)
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
(c)

The actual timing of co-investing with our tenants in capital improvements is dependent on the timing of such capital improvement projects and the terms of our leases. We expect that substantially all of such expenditures will be incurred within five years. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made.

Generally, leases with our tenants are “triple-net” leases, with the tenant responsible for the operations conducted at these properties and for the payment of taxes, maintenance, repair, insurance, environmental remediation and other operating expenses.

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

Revenue recognition — We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable of $21.0 million recorded as of December 31, 2014 will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. Historically our tenants, other than Marketing, NECG and Ramoco, with leases that are material to our financial results have generally made rent payments when due. However, we may be required to reverse, or provide reserves for a portion of the recorded deferred rent receivable if it becomes apparent that the tenant may not make all of its contractual lease payments when due during the current term of the lease.

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

ENVIRONMENTAL MATTERS

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that the counterparty to the lease or other agreement does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that the counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them. As a result of Marketing’s bankruptcy filing, we accrued for significant additional environmental liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any other current tenants based on those tenant’s history of paying such obligations and/or our assessment of their financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and that existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next decade because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For our transitional properties occupied under month-to-month license agreements, or which are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” and “Transitional Properties” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in this Annual Report on Form 10-K.)

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-letting properties, we made lease concessions to reimburse our tenants at operating gas stations for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe might be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

We are now able to develop a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. As a result, at December 31, 2014, we accrued for these estimated costs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within the ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2014, we accrued $49.7 million for these future environmental liabilities related to preexisting unknown contamination. In conjunction with the accrual for preexisting unknown environmental contamination, we have increased the carrying value of our properties and simultaneously recorded impairment charges of $8.3 million where the increased carrying value of the property exceeded its estimated fair value. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We expect to adjust the accrued liabilities for environmental remediation obligations reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2014, we had accrued a total of $91.6 million for our prospective environmental remediation liability. This accrual includes (a) $41.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2013, we had accrued $43.5 million as our best estimate of the fair value of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.0 million, $3.2 million and $3.2 million of net accretion expense was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2014, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2.8 million, $3.0 million and $4.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2014 and 2013, we increased the carrying value of certain of our properties by $62.5 million (consisting of $12.8 million of known environmental liabilities and $49.7 million of reserves for future environmental liabilities) and $12.4 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $16.9 million (consisting of $8.6 million for known environmental liabilities and $8.3 million for future environmental liabilities) and $8.0 million for the years ended December 31, 2014 and 2013, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 included $1.6 million, $2.0 million and $5.4 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $59.8 (consisting of $18.4 million of known environmental liabilities and $41.4 million of reserves for future environmental liabilities) and $18.3 million as of December 31, 2014 and 2013, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2014, we removed $12.9 million of asset retirement obligations and $10.5 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.4 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2014 and 2013, we had accrued an aggregate $11.0 million and $11.4 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (See “Item 3. Legal Proceedings” and note 3 to our consolidated financial statements for additional information with respect to these and other pending environmental lawsuits and claims.)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of December 31, 2014 were $25.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $25.0 million for 2015, an increase in market interest rates of 0.50% for 2015 would decrease our 2015 net income and cash flows by $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $25.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2015 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Revenues:
Revenues from rental properties	$96,722	$96,269	$93,204
Interest on notes and mortgages receivable	3,145	3,397	2,882
Other revenue	—	3,126	—

Total revenues	99,867	102,792	96,086

Operating expenses:
Rental property expenses	23,752	29,369	28,664
Impairment charges	12,806	3,630	5,133
Environmental expenses	4,611	12,055	863
General and administrative expenses	15,777	20,369	15,648
Allowance (recoveries) for uncollectible accounts	3,407	(10,952)	11,950
Depreciation and amortization expense	10,549	9,340	10,642

Total operating expenses	70,902	63,811	72,900

Operating income	28,965	38,981	23,186
Gains on dispositions of real estate	1,223	—	—
Other income, net	147	102	520
Interest expense	(9,806)	(11,667)	(9,931)

Earnings from continuing operations	20,529	27,416	13,775
Discontinued operations:
Loss from operating activities	(6,106)	(2,910)	(8,208)
Gains on dispositions of real estate	8,995	45,505	6,880

Earnings (loss) from discontinued operations	2,889	42,595	(1,328)

Net earnings	$23,418	$70,011	$12,447

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.60	$.81	$.41
Earnings (loss) from discontinued operations	$0.09	$1.27	$(.04)
Net earnings	$0.69	$2.08	$.37
Weighted average shares outstanding:
Basic	33,409	33,397	33,395
Stock options	—	—	—

Diluted	33,409	33,397	33,395

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2014	2013
ASSETS:
Real Estate:
Land	$344,324	$342,944
Buildings and improvements	246,112	196,607

	590,436	539,551
Less — accumulated depreciation and amortization	(99,510)	(95,712)

Real estate held for use, net	490,926	443,839
Real estate held for sale, net	4,343	22,984

Real estate, net	495,269	466,823
Net investment in direct financing leases	95,764	97,147
Deferred rent receivable (net of allowance of $7,009 at December 31, 2014 and $4,775 at December 31, 2013)	21,049	16,893
Cash and cash equivalents	3,111	12,035
Restricted cash	713	1,000
Notes and mortgages receivable, net	34,226	28,793
Accounts receivable (net of allowance of $4,160 at December 31, 2014 and $3,248 at December 31, 2013)	4,395	5,106
Prepaid expenses and other assets	32,974	54,605

Total assets	$687,501	$682,402

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit line	$25,000	$58,000
Term loan	100,000	100,000
Mortgage payable, net	344	—
Environmental remediation obligations	91,566	43,472
Dividends payable	12,150	8,423
Accounts payable and accrued liabilities	51,417	57,416

Total liabilities	280,477	267,311

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,417,203 at December 31, 2014 and 33,397,260 at December 31, 2013	334	334
Paid-in capital	463,314	462,397
Dividends paid in excess of earnings	(56,624)	(47,640)

Total shareholders’ equity	407,024	415,091

Total liabilities and shareholders’ equity	$687,501	$682,402

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,418	$70,011	$12,447
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense
Continuing operations	10,549	9,340	10,642
Discontinued operations	—	587	3,058
Impairment charges	21,534	13,425	13,942
Gains on dispositions of real estate
Continuing operations	(1,223)	—	—
Discontinued operations	(8,995)	(45,505)	(6,866)
Deferred rent receivable, net of allowance	(4,156)	(4,445)	(4,368)
Bad debt expense (recoveries)	1,278	(20,854)	15,903
Amortization of above-market and below-market leases	(28)	160	(285)
Amortization of credit line and term loan origination costs	1,068	1,650	3,396
Accretion expense	3,046	3,214	3,174
Stock-based employee compensation expense	917	971	757
Changes in assets and liabilities:
Accounts receivable	(730)	20,847	(15,848)
Prepaid expenses and other assets	3,934	(201)	(8,004)
Environmental remediation obligations	(16,368)	(15,611)	(9,009)
Accounts payable and accrued liabilities	(5,007)	10,089	(3,054)

Net cash flow provided by operating activities	29,237	43,678	15,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(17,238)	(67,174)	(4,148)
Investment in direct financing leases	—	(6,267)	—
Proceeds from dispositions of real estate
Continuing operations	4,776	—	—
Discontinued operations	15,289	66,349	9,855
Change in cash held for property acquisitions	16,226	(16,467)	(1,615)
Change in restricted cash	287	(1,000)	—
Amortization of investment in direct financing leases	1,382	1,025	728
Issuance of notes, mortgages and other receivables	—	(4,138)	(2,972)
Collection of notes and mortgages receivable	2,783	20,825	1,703

Net cash flow provided by /(used in) investing activities	23,505	(6,847)	3,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	3,000	130,400	4,000
Repayments under credit line	(36,000)	(222,690)	(1,410)
Borrowings under term loan	—	100,000	—
Repayments under term loan	—	(22,030)	(780)
Payments of capital lease obligations	(255)	(220)	(152)
Principal payments of mortgage notes	(50)	—	—
Payments of cash dividends	(28,675)	(24,419)	(8,404)
Payments of loan origination costs	—	(2,842)	(4,144)
Cash paid in settlement of restricted stock units	—	—	(18)
Security deposits received	314	129	650

Net cash flow (used in) financing activities	(61,666)	(41,672)	(10,258)

Change in cash and cash equivalents	(8,924)	(4,841)	9,178
Cash and cash equivalents at beginning of year	12,035	16,876	7,698

Cash and cash equivalents at end of year	$3,111	$12,035	$16,876

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$8,735	$9,563	$6,293
Income taxes	316	173	810
Environmental remediation obligations	13,448	12,396	4,889
Non-cash transactions
Issuance of notes and mortgage receivables related to property dispositions	8,278	8,714	4,568
Mortgage payable, net related to property acquisition	390	—	—

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

New Accounting Pronouncement: In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We elected to early adopt this standard effective with the interim period beginning July 1, 2014. Prior to July 1, 2014 properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2014 and 2013 of $9,266,000 and $9,590,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of December 31, 2014 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$785	$—	$—	$785
Liabilities:
Deferred compensation	$—	$785	$—	$785

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 20 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of the end of the current year and certain properties disposed of during the years presented. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. This has resulted in certain amounts related to discontinued operations in 2013 and 2012 being reclassified to conform to the 2014 presentation. We elected to early adopt ASU 2014-08 effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

For the year ended December 31, 2014, we sold four properties resulting in a gain of $1,223,000 that previously did not meet the criteria to be classified as held for sale. We determined that the four properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the four properties were not reflected in our earnings from discontinued operations.

As a result of a change in circumstances that were previously considered unlikely, we reclassified eight properties from held for sale to held and used as the properties no longer met the criteria to be held for sale during 2014. A property that is reclassified to held and used is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell.

Real estate held for sale consisted of the following at December 31:

	December
(in thousands)	2014	2013
Land	$2,383	$15,586
Buildings and improvements	3,140	15,138

	5,523	30,724
Accumulated depreciation and amortization	(1,180)	(7,740)

Real estate held for sale, net	$4,343	$22,984

The revenue from rental properties, impairment charges, other operating expenses and gains from dispositions of real estate related to these properties are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenues from rental properties	$2,398	$4,609	$11,567
Impairment charges	(8,728)	(9,795)	(8,809)
Other operating income/(expenses)	224	2,276	(10,966)

Loss from operating activities	(6,106)	(2,910)	(8,208)
Gains from dispositions of real estate	8,995	45,505	6,880

Earnings (loss) from discontinued operations	$2,889	$42,595	$(1,328)

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

Depreciation and Amortization: Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Asset retirement costs are depreciated over the shorter of the remaining useful lives of underground storage tanks (“UST” or “USTs”) or ten years for asset retirement costs related to environmental remediation obligations, which costs are attributable to the group of assets identified at a property. Leasehold interests and in-place leases are amortized over the remaining term of the underlying lease.

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

We recorded non-cash impairment charges aggregating $21,534,000 and $13,425,000 for the years ended December 31, 2014 and 2013, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bid and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $4,916,000 of the $21,534,000 in impairments recognized during the year ended December 31, 2014), for which we do not have access to the unobservable inputs used to determine these estimated fair values, (ii) discounted cash flow models (this method was used to determine $8,117,000 of the $21,534,000 in impairments recognized during the year ended December 31, 2014) and (iii) the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value (this method was used to determine $8,501,000 of the $21,534,000 in impairments recognized during the year ended December 31, 2014). The non-cash impairment charges recorded during the years ended December 31, 2014 and 2013 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the years ended December 31, 2014, 2013 and 2012.

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

Cash and Cash Equivalents: We consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits.

Restricted Cash: Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2014, restricted cash of $713,000 consisted of $463,000 for an escrow account established to guarantee our environmental remediation obligations at several of our properties and $250,000 for tax withholdings related to a property acquisition. At December 31, 2013, restricted cash of $1,000,000 consisted of an escrow account established in conjunction with the sale of one of our terminal properties.

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

Environmental Remediation Obligations: We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of recoveries of environmental costs from state underground storage tank (“UST” or “USTs”) remediation funds with respect to both past and future environmental spending based on estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

Litigation: Legal fees related to litigation are expensed as legal services are performed. We provide for litigation accruals, including certain litigation related to environmental matters, when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability. We accrue our share of environmental litigation liabilities based on our assumptions of the ultimate allocation method and share that will be used when determining our share of responsibility.

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2011, 2012 and 2013, and tax returns which will be filed for the year ended 2014, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of December 31, 2014, 2013 and 2012, respectively.

	Year ended December 31,
(in thousands):	2014	2013	2012
Earnings from continuing operations	$20,529	$27,416	$13,775
Less dividend equivalents attributable to RSUs outstanding	(320)	(252)	(89)

Earnings from continuing operations attributable to common shareholders	20,209	27,164	13,686

Earnings (loss) from discontinued operations	2,889	42,595	(1,328)
Less dividend equivalents attributable to RSUs outstanding	(71)	(392)	(45)

Earnings (loss) from discontinued operations attributable to common shareholders	2,818	42,203	(1,373)

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$23,027	$69,367	$12,313

Weighted-average number of common shares outstanding:
Basic	33,409	33,397	33,395
Stock options	—	—	—

Diluted	33,409	33,397	33,395

RSUs outstanding at the end of the period	333	296	216

Stock-Based Compensation: Compensation cost for our stock-based compensation plans using the fair value method was $917,000, $971,000 and $757,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Reclassifications: Certain amounts related to discontinued operations for 2013 and 2012 have been reclassified to conform to the 2014 presentation.

Dividends: For the year ended December 31, 2014, we paid cash dividends of $28,675,000 or $0.85 per share (which consisted of $26,990,000 or $0.80 per share of regular quarterly cash dividends and a $1,685,000 or $0.05 per share special cash dividend). For the year ended December 31, 2013, we paid cash dividends of $24,419,000 or $0.725 per share.

Out-of-Period Adjustment: We corrected a misstatement in our recording of prepaid real estate taxes and real estate tax expense for the year ended 2013, which decreased our net earnings by $420,000 during the quarter ended March 31, 2014. We concluded that this adjustment was not material to our results for this or any of the prior periods.

2. LEASES

As of December 31, 2014, we owned 757 properties and leased 106 properties from third-party landlords. Our 863 properties are located in 19 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the years ended December 31, 2014, 2013 and 2012 were $96,722,000, $96,269,000 and $93,204,000, respectively. Rental income contractually due or received from our tenants, including amounts realized under our prior interim fuel supply agreements, included in revenues from rental properties in continuing operations was $77,695,000, $72,964,000 and $77,904,000 for the years ended December 31, 2014, 2013 and 2012, respectively. “Pass-through”

real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements included in revenues from rental properties and rental property expenses in continuing operations totaled $13,777,000, $15,405,000 and $10,867,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Total revenues for the year ended December 31, 2013 included $3,126,000 of other revenue recorded for the partial recovery of damages stemming from Marketing’s default of its obligations under the Master Lease (as described in more detail below). Revenues from rental properties contractually due or received from Marketing under the Master Lease through its termination on April 30, 2012 (as described in more detail below) were $17,004,000 for the year ended December 31, 2012. Revenues from rental properties included in continuing operations for the year ended December 31, 2013 also include a net loss of $1,374,000 for amounts realized under interim fuel supply agreements through the termination of the agreements, as compared to a net gain of $1,763,000 for the year ended December 31, 2012.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $5,251,000, $7,900,000 and $4,433,000 for the years ended December 2014, 2013 and 2012, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $95,764,000 net investment in direct financing leases as of December 31, 2014 are minimum lease payments receivable of $191,491,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $109,706,000. The components of the $97,147,000 net investment in direct financing leases as of December 31, 2013 were minimum lease payments receivable of $203,438,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $120,270,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2014, are as follows (in thousands):

YEAR ENDING DECEMBER 31,	OPERATING LEASES	DIRECT FINANCING LEASES	TOTAL(a)
2015	$70,998	$12,121	$83,119
2016	71,045	12,308	83,353
2017	70,538	12,622	83,160
2018	69,609	12,872	82,481
2019	68,642	13,078	81,720
Thereafter	456,466	128,490	584,956

(a)	Includes $74,559,000 of future minimum annual rentals receivable under subleases.

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for gasoline stations and convenience stores. The leased properties have a remaining lease term averaging over ten years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2015 — $6,648,000, 2016 — $5,869,000, 2017 — $4,526,000, 2018 — $3,497,000, 2019 — $2,385,000 and $5,080,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $6,088,000, $7,092,000 and $7,903,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in rental property expenses using the straight-line method. Rent received under subleases for the years ended December 31, 2014, 2013 and 2012 was $10,358,000, $10,715,000 and $11,809,000, respectively.

Marketing and the Master Lease

Approximately 490 of the properties we own or lease as of December 31, 2014 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”). We incurred significant costs associated with Marketing’s bankruptcy, including legal expenses, of which $772,000, $3,700,000 and $2,600,000, respectively, are included in general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In accordance with GAAP, we recognized in revenue from rental properties in our consolidated statements of operations the full contractual rent and real estate obligations due to us by Marketing during the term of the Master Lease and provided bad debt reserves included in allowance for uncollectible accounts and in earnings (loss) from discontinued operations in our consolidated statements of operations for our estimate of uncollectible amounts due from Marketing. During the year ended December 31, 2013, we received $34,251,000 of funds from the Marketing Estate from our post-petition priority claims and the Lukoil Settlement thereby eliminating the previously provided reserves. The reduction in our bad debt reserve for uncollectible amounts due from Marketing for the year ended December 31, 2013 of $22,782,000 is reflected in our consolidated statements of operations by reducing allowance for uncollectible accounts in continuing operations by $16,963,000 and increasing earnings from operating activities included in discontinued operations by $5,819,000.

During the year ended December 31, 2012 we had a net increase in our bad debt reserves related to Marketing and the Master Lease of $13,980,000. The increase was related to $16,428,000 of uncollected rent and real estate taxes due from Marketing offset by $2,448,000 received from the Marketing Estate pursuant to our post-petition priority claims related to the Master Lease. The net increase in our bad debt reserve for uncollectible amounts due from Marketing for the year ended December 31, 2012 of $13,980,000 is reflected in our consolidated statements of operations by increasing allowance for uncollectible accounts in continuing operations by $10,409,000 and decreasing earnings from operating activities included in discontinued operations by $3,571,000.

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Liquidating Trustee of the Marketing Estate, which resolved the claims we asserted in Marketing’s bankruptcy case in the Bankruptcy Court. The Settlement Agreement is subject to the approval of the Bankruptcy Court at a hearing that is scheduled to be held on April 7, 2015. Pursuant to the terms of the Settlement Agreement, we will receive an interim distribution from the Marketing Estate of approximately $6,000,000 (the “Interim Distribution”) within 15 days of the approval of the Settlement Agreement by the Bankruptcy Court. In addition, if the Settlement Agreement is approved by the Bankruptcy Court, we expect to receive additional distributions from the Marketing Estate during 2015 on account of our claims. The Interim Distribution and any subsequent distributions received by us from the Marketing Estate depend on our percentage of the total amount of allowed general unsecured claims against Marketing. The Liquidating Trustee and the Bankruptcy Court have not yet completed the process of determining the total amount of allowed general unsecured claims against Marketing. We anticipate that the sum of all additional distributions will not materially exceed the amount of the Interim Distribution. We cannot provide any assurance as to whether the Settlement Agreement will be approved, or, if approved, the total amount of the distributions we will receive from the Marketing Estate on account of our claims or timing of such future distributions.

Leasing Activities

As of December 31, 2014, we have entered into long-term triple-net leases with petroleum distributors for 13 separate property portfolios comprising approximately 440 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 26 properties previously leased to Marketing (substantially all of whom were former tenants of Marketing) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of Property Expenditures, certain environmental compliance costs and costs associated with any environmental remediation.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to five years on the anniversary of the commencement date of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2014, we have a remaining commitment to co-invest as much as $14,181,000 in the aggregate with our tenants for a portion of such capital expenditures within the next approximately five years. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2014, we removed $12,878,000 of asset retirement obligations and $10,538,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,340,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $60,000, $365,000 and $3,147,000 of lease origination costs for the years ended December 31, 2014, 2013 and 2012, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Chestnut Petroleum Dist. Inc.

As of December 31, 2014, we leased 118 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 60 properties to NECG Holdings Corp. (“NECG”). CPD NY and NECG together represented 19%, 21% and 18% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us.

The selected combined audited financial data of CPD NY and NECG, which has been prepared by Chestnut Petroleum Dist. Inc.’s management and audited by a third-party accounting firm, is provided below:

(in thousands)

Operating Data:

	Year ended December 31,
	2014	2013	2012
Total revenue	$439,392	$451,145	$424,519
Gross profit	32,836	28,721	26,616
Net income	2,012	229	1,968

Balance Sheet Data:

	December 31, 2014	December 31, 2013
Current assets	$13,520	$10,944
Noncurrent assets	28,995	28,852
Current liabilities	2,531	13,985
Noncurrent liabilities	28,204	16,043

Eviction proceedings against a holdover group of former Marketing subtenants who continued to occupy properties in the State of Connecticut which are subject to our unitary lease with NECG (the “NECG Lease”) had a material adverse impact on NECG’s operations and profitability. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in these proceedings. However, in July 2013, a majority of the operators against whom these Superior Court rulings were made appealed the decisions. Following the Superior Court ruling, 16 of the 24 former operators against whom eviction proceedings were brought either reached agreements with NECG to remain at their properties or voluntarily vacated them, and in either case their appeals were withdrawn. Eight of the operators remained in contested occupancy of the subject sites during the pendency of their appeal. On January 27, 2015, the Connecticut Supreme Court, in a written opinion, affirmed the Superior Court rulings in favor of NECG and us. As a result, we anticipate that in the immediate future we will be regaining possession of the eight locations that were still subject to appeal.

In August 2013, we entered into an agreement to modify the NECG Lease and, as part of such agreement, we deferred portions of the scheduled rent payments due from NECG. This lease modification agreement also included provisions under which we can recapture and sever properties from the NECG Lease and, as of December 31, 2014, we have removed 24 of the original 84 properties from the NECG Lease. As a result of the disruption and costs associated with the holdover litigation, NECG was not current in its rent and certain other obligations to us under the NECG Lease. As of December 31, 2014, we have a total accounts receivable bad debt reserve related to the NECG Lease of $1,704,000 for amounts which we do not believe we will collect from NECG.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease. Accordingly, during the year ended December 31, 2014, we recorded a non-cash allowance for deferred rent receivable related to the NECG Lease of $1,540,000. As of December 31, 2014, we have fully reserved for the outstanding deferred rent receivable balance of $6,315,000. This non-cash allowance reduced our net earnings for the year ended December 31, 2014, but did not impact our cash flow from operating activities.

We continue to be engaged in discussions with NECG about additional modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease. As of December 31, 2014, and the date of this Annual Report on Form 10-K, NECG is current in its rent payments to us, as amended.

Capitol Petroleum Group

As of December 31, 2014, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 18%, 15% and 7% of our rental revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on one or more of the other subsidiaries and/or failure of one or more of the other subsidiaries to perform its rental and other obligations to us.

The selected combined audited financial data of White Oak Petroleum, LLC, Hudson Petroleum Realty, LLC, Dogwood Petroleum Realty, LLC and Big Apple Petroleum Realty, LLC, which has been prepared by Capitol’s management and audited by a third-party accounting firm, is provided below:

(in thousands)

Operating Data:

	Year ended December 31,
	2014	2013	2012
Total revenue	$344,820	$356,004	$189,958
Gross profit	9,566	10,500	7,436
Net (loss) income	(3,343)	(4,011)	1,115

Balance Sheet Data:

	December 31, 2014	December 31, 2013
Current assets	$9,288	$9,165
Noncurrent assets	108,491	112,502
Current liabilities	13,793	10,880
Noncurrent liabilities	134,700	135,210

Hanuman Business, Inc.

As of December 31, 2014, we have a portfolio of 61 operating properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We have entered into a lease modification agreement with Ramoco whereby we have agreed to defer portions of rent due to us under the Ramoco Lease. As a result of the developments with Ramoco, we concluded that it was probable that we would not receive from Ramoco the entire amount of the contractual lease payments owed to us under the Ramoco Lease. Accordingly, during the fourth quarter of 2014, we fully reserved for the outstanding deferred rent receivable balance by recording a non-cash allowance for deferred rent receivable related to the Ramoco Lease of $694,000. This non-cash allowance reduced our net earnings for the year ended December 31, 2014, but did not impact our cash flow from operating activities.

We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the Ramoco Lease. As of December 31, 2014, and the date of this Annual Report on Form 10-K, Ramoco is current in its rent payments to us, as amended.

3. COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, exceed federally insurable limits.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2014 and 2013, we had accrued $11,040,000 and $11,423,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $130,000 and $7,956,000 for certain of these matters during the years ended December 31, 2014 and 2013, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties, most of which are also members of a Cooperating Parties Group (“CPG”) who have collectively agreed to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17 mile stretch of the Lower Passaic River in New Jersey. We are a party to the AOC and are a member of the CPG. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River, which is currently scheduled to be completed in 2015. Subsequently, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. On April 11, 2014, the EPA issued a Focused Feasibility Study (“FFS”) with proposed remedial alternatives to address cleanup of the lower 8-mile stretch of the Lower Passaic River. While the EPA’s preferred approach would involve bank-to-bank dredging and installing an engineered cap, the FFS is subject to public comments and/or objections that must be considered by the EPA before a final remedial approach is selected and thus many uncertainties remain with respect to the final proposed remedy for the lower 8-miles of the Lower Passaic River. The FFS, RI/FS, AOC and 10.9 AOC do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by Marketing and under which we believe we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate with certainty the amount of possible loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of December 31, 2014 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The Complaint seeks compensation, among other asserted causes of action, for NRDs and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and acts in the marketing of MTBE and gasoline containing MTBE.” Plaintiffs also seek to recover costs paid or incurred by the State of Pennsylvania to detect, treat and remediate MTBE from public and private water wells and groundwater. Plaintiffs have recently filed an amended Complaint asserting additional causes of action against the defendants. We have joined with other defendants in filing motions to dismiss the claims against us, which remain pending with the Court.

We intend to defend vigorously against the Complaint. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

4. CREDIT AGREEMENT AND PRUDENTIAL LOAN AGREEMENT

Credit Agreement

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of December 31, 2014 and 2013, borrowings under the Credit Agreement were $25,000,000 and $58,000,000, respectively. The interest rate on Credit Agreement borrowings at December 31, 2014 was approximately 2.7% per annum.

The Credit Agreement provides for collateral in the form of, among other items, mortgage liens on certain of our properties. As of December 31, 2014 and 2013, the mortgaged properties had an aggregate net book value of $153,741,000 and $154,117,000, respectively. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the collateral pursuant to the terms of an inter-creditor agreement. On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the collateral described above pursuant to the terms of an inter-creditor agreement. On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of December 31, 2014 and 2013, borrowings under the Prudential Loan Agreement were $100,000,000.

As of December 31, 2014, we are in compliance with all of the material terms of the Credit Agreement and Prudential Loan Agreement, including the various financial covenants described above.

The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of December 31, 2014, is as follows: 2015 — $25,000,000 and 2021 — $100,000,000.

As of December 31, 2014 and 2013, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of December 31, 2014, the fair value of borrowings outstanding under the Prudential Loan Agreement was $106,527,000 and, as of December 31, 2013, the carrying value of the borrowings outstanding under the Prudential Loan Agreement approximated fair value. The fair value of the borrowings outstanding as of December 31, 2014 and 2013 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

5. ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that the counterparty to the lease or other agreement does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under leases and other agreements if we determine that it is probable that the counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if the counterparty fails to pay them. As a result of Marketing’s bankruptcy filing, we accrued for significant additional environmental liabilities because we concluded that Marketing would not be able to perform them. A liability has not been accrued for environmental obligations that are the responsibility of any other current tenants based on those tenant’s history of paying such obligations and/or our assessment of their financial ability and intent to pay such costs. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing, we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and that existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term. After expiration of such ten year period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next decade because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For our transitional properties occupied under month-to-month license agreements, or which are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” and “Transitional Properties” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in this Annual Report on Form 10-K.)

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-letting properties, we made lease concessions to reimburse our tenants at operating gas stations for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe might be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

We are now able to develop a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. As a result, at December 31, 2014, we accrued for these estimated costs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within the ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2014, we accrued $49,700,000 for these future environmental liabilities related to preexisting unknown contamination. In conjunction with the accrual for preexisting unknown environmental contamination, we have increased the carrying value of our properties and simultaneously recorded impairment charges of $8,319,000 where the increased carrying value of the property exceeded its estimated fair value. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We expect to adjust the accrued liabilities for environmental remediation obligations reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2014, we had accrued a total of $91,566,000 for our prospective environmental remediation liability. This accrual includes (a) $41,866,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49,700,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2013, we had accrued $43,472,000 as our best estimate of the fair value of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,046,000, $3,214,000 and $3,174,000 of net accretion expense was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2014, 2013 and 2012, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2,756,000, $2,956,000 and $4,215,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2014 and 2013, we increased the carrying value of certain of our properties by $62,543,000 (consisting of $12,843,000 of known environmental liabilities and $49,700,000 for future environmental liabilities) and $12,371,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $16,894,000 (consisting of $8,575,000 for known environmental liabilities and $8,319,000 for reserves for future environmental liabilities) and $8,048,000 for the years ended December 31, 2014 and 2013, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 included $1,560,000, $2,009,000 and $5,371,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $59,809,000 (consisting of $18,428,000 of known environmental liabilities and $41,381,000 of reserves for future environmental liabilities) and $18,281,000 as of December 31, 2014 and 2013, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2014, we removed $12,878,000 of asset retirement obligations and $10,538,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,340,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

6. INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2014, 2013 and 2012 of $316,000, $173,000 and $810,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in rental property expenses in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2014, 2013 and 2012 were: ordinary income of 43.9%, 94.4% and 10.0%, capital gain distributions of 56.1%, 5.6% and 61.3% and non-taxable distributions of 0.0%, 0.0% and 28.7%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service (“IRS”) successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2011, 2012 and 2013, and tax returns which will be filed for the year ended 2014, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2014 or 2013. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

The IRS has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In January 2015, we received a private letter ruling from the IRS that allows us to make a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. As of the date of this Annual Report on Form 10-K, we are not planning to make a distribution using our common stock.

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

7. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except per share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2011	33,394	$334	$460,687	$(88,852)	$372,169
Net earnings				12,447	12,447
Dividends declared — $0.375 per share				(12,606)	(12,606)
Stock-based compensation	3	—	739	—	739

BALANCE, DECEMBER 31, 2012	33,397	334	461,426	(89,011)	372,749
Net earnings				70,011	70,011
Dividends declared — $0.850 per share				(28,640)	(28,640)
Stock-based compensation	—	—	971	—	971

BALANCE, DECEMBER 31, 2013	33,397	$334	$462,397	$(47,640)	$415,091

Net earnings				23,418	23,418
Dividends declared — $0.960 per share				(32,402)	(32,402)
Stock-based compensation	20	—	917	—	917

BALANCE, DECEMBER 31, 2014	33,417	$334	$463,314	$(56,624)	$407,024

On March 3, 2014 and May 13, 2014, respectively, our Board of Directors granted 67,125 and 5,000 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2014, 2013 and 2012.

8. EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In May 2014, an Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Restated Plan”) was approved at our annual meeting of shareholders. The Restated Plan maintained the 2004 Plan’s authorization to grant awards with respect to an aggregate of 1,000,000 shares of common stock, and extended the term of 2004 Plan to May 2019. The Restated Plan increased the aggregate maximum number of shares of common stock that may be subject to awards granted during any calendar year to 100,000. The Restated Plan also included several updates to the 2004 Plan in order to comply with the current Internal Revenue Code.

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

We awarded to employees and directors 72,125, 79,500 (including 35,000 RSUs issued under the 2012 performance-based incentive compensation program) and 52,125 RSUs and dividend equivalents in 2014, 2013 and 2012, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors and RSUs granted in 2009 and thereafter upon the earlier of ten years after grant or termination. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2014, 2013 and 2012, dividend equivalents aggregating approximately $333,000, $251,000 and $82,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	NUMBER OF	FAIR VALUE
	RSUs OUTSTANDING	AMOUNT	AVERAGE PER RSU
RSUs OUTSTANDING AT DECEMBER 31, 2011	170,825
Granted	52,125	$864,000	$16.57
Settled	(2,780)	$70,000	$25.31
Cancelled	(3,820)	$88,000	$23.10

RSUs OUTSTANDING AT DECEMBER 31, 2012	216,350
Granted	79,500	$1,439,110	$18.10

RSUs OUTSTANDING AT DECEMBER 31, 2013	295,850
Granted	72,125	$1,386,000	$19.21
Settled	(19,550)	$360,000	$18.43
Cancelled	(15,900)	$293,000	$18.44

RSUs OUTSTANDING AT DECEMBER 31, 2014	332,525

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2014, 2013 and 2012 was $910,000, $962,000 and $746,000, respectively, and is included in general and administrative expenses in our consolidated statements of operations. As of December 31, 2014, there was $1,318,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan and the 2012 performance-based incentive compensation program, which cost is expected to be recognized over a weighted average period of approximately 3.7 years. The aggregate intrinsic value of the 332,525 outstanding RSUs and the 154,855 vested RSUs as of December 31, 2014 was $6,055,000 and $2,820,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	NUMBER OF RSUs VESTED	FAIR VALUE
RSUs VESTED AT DECEMBER 31, 2011	66,800
Vested	29,205	$734,000
Settled	(2,780)	$70,000

RSUs VESTED AT DECEMBER 31, 2012	93,225
Vested	42,910	$844,000

RSUs VESTED AT DECEMBER 31, 2013	136,135
Vested	38,270	$697,000
Settled	(19,550)	$360,000

RSUs VESTED AT DECEMBER 31, 2014	154,855

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $261,000, $238,000 and $270,000 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2014, we distributed $2,690,000 from the Supplemental Plan to two former officers of the Company. There were no distributions from the Supplemental Plan for the years ended December 31, 2013 and 2012.

We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of December 31, 2014 and 2013, there were 5,000 options outstanding which were exercisable at $27.68 with a remaining contractual life of four years. As of December 31, 2014 and 2013, the 5,000 options outstanding had no intrinsic value.

9. QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED
YEAR ENDED DECEMBER 31, 2014	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$23,757	$24,350	$24,072	$24,543
Earnings (loss) from continuing operations	7,692	6,874	9,006	(3,043)
Net earnings (loss)	9,638	6,637	10,235	(3,092)
Diluted earnings per common share:
Earnings (loss) from continuing operations	.23	.20	.27	(.10)
Net earnings (loss)	.29	.20	.30	(.10)

YEAR ENDED DECEMBER 31, 2013	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$22,430	$23,309	$28,067	$25,589
Earnings from continuing operations	5,506	6,968	13,759	1,183
Net earnings	10,350	12,739	41,877	5,045
Diluted earnings per common share:
Earnings from continuing operations	.16	.21	.41	.03
Net earnings	.31	.38	1.25	.15

10. PROPERTY ACQUISITIONS

2014 Activity

During the year ended December 31, 2014, we acquired fee title to ten gasoline stations and convenience store properties in separate transactions for an aggregate purchase price of $17,598,000.

We accounted for these acquisitions as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $16,576,000 of the purchase price to land, buildings and equipment and $1,022,000 to in-place leases, favorable financing and other intangible assets. We incurred transaction costs of $104,000 directly related to the acquisitions which are included in general and administrative expenses in our consolidated statements of operations. As of December 31, 2014, our allocations of the purchase price among the assets acquired are preliminary and subject to change.

2013 Activity

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

Acquired Intangible Assets

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $3,300,000 and $3,784,000 (net of accumulated amortization of $3,220,000 and $2,727,000, respectively) at December 31, 2014 and 2013, respectively. Acquired above-market (when we are a lessee) and below-market (when we are a lessor) leases are included in accounts payable and accrued liabilities and had a balance of $7,531,000 and $8,685,000 (net of accumulated amortization of $10,036,000 and $8,940,000, respectively) at December 31, 2014 and 2013, respectively. Above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase, when we are a lessor. In-place leases are included in prepaid expenses and other assets and had a balance of $5,328,000 and $5,169,000 (net of accumulated amortization of $2,773,000 and $2,290,000, respectively) at December 31, 2014 and 2013, respectively. Above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase, when we are a lessee. Rental income included amortization from acquired leases of $1,239,000, $986,000 and $1,113,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense included amortization from acquired leases of $333,000, $353,000 and $529,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $518,000, $408,000 and $241,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above-Market	Below-Market	In-Place
As Lessor:	Leases	Leases	Leases
Year ending December 31,
2015	$156,000	$1,039,000	$497,000
2016	156,000	1,020,000	491,000
2017	142,000	956,000	477,000
2018	41,000	901,000	450,000
2019	24,000	791,000	429,000
Thereafter	32,000	2,824,000	2,984,000

	$551,000	$7,531,000	$5,328,000

Below-Market
As Lessee:	Leases
Year ending December 31,
2015	$333,000
2016	333,000
2017	320,000
2018	317,000
2019	312,000
Thereafter	1,134,000

$2,749,000

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information for the years ended December 31, 2013 and 2012 has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired from Capitol in 2013 assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments including: (a) rental income adjustments resulting from the straight-lining of scheduled rent increases; and (b) rental income adjustments resulting from the recognition of revenue under direct financing leases over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased properties. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement to fund the acquisition and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the Capitol acquisition reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Year ended December 31,
(in thousands, except per share amounts):	2013	2012
Revenues	$104,710	$102,086

Net earnings	$71,277	$15,792

Basic and diluted net earnings per common share	$2.11	$0.47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Getty Realty Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting standards update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” as of July 1, 2014, which changed the manner in which it accounts for discontinued operations.

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

March 13, 2015

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

NAME	AGE	POSITION	OFFICER SINCE
David B. Driscoll	60	President, Chief Executive Officer and Director	2010
Mark J. Olear	50	Executive Vice President and Chief Investment Officer	2014
Joshua Dicker	54	Senior Vice President, General Counsel and Secretary	2008
Kevin C. Shea	55	Executive Vice President	2001
Christopher J. Constant	36	Vice President, Chief Financial Officer and Treasurer	2012

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

Mr. Olear joined the Company in May 2014 as Executive Vice President and Chief Investment Officer. Prior to joining the Company, Mr. Olear held various positions in real estate with TD Bank, Home Depot, Toys “R” Us and A&P.

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

There were no such relationships or transactions to report for the year ended December 31, 2014.

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

(a) (2) Financial Statement Schedules

GETTY REALTY CORP.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Item 15(a)(2)

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 89 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Getty Realty Corp.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2015 appearing in the Item 8 of this 2014 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 13, 2015

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2014, 2013 and 2012

(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
December 31, 2014:
Allowance for deferred rent receivable	$4,775	$2,234	$—	$7,009
Allowance for accounts receivable	$3,248	$1,182	$270	$4,160
Allowance for deposits held in escrow	$—	$—	$—	$—
December 31, 2013:
Allowance for deferred rent receivable	$—	$4,775	$—	$4,775
Allowance for accounts receivable	$25,371	$4,027	$26,150	$3,248
Allowance for deposits held in escrow	$—	$—	$—	$—
December 31, 2012:
Allowance for deferred rent receivable	$25,630	$—	$25,630	$—
Allowance for accounts receivable	$9,480	$15,903	$12	$25,371
Allowance for deposits held in escrow	$377	$—	$377	$—

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2014

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2014	2013	2012
Investment in real estate:
Balance at beginning of year	$570,275	$562,316	$615,854
Acquisitions and capital expenditures	79,259	76,016	10,976
Impairment	(24,620)	(23,238)	(23,354)
Sales and condemnations	(25,786)	(42,884)	(40,381)
Lease expirations/settlements	(3,169)	(1,935)	(779)

Balance at end of year	$595,959	$570,275	$562,316

Accumulated depreciation and amortization:
Balance at beginning of year	$103,452	$116,768	$137,117
Depreciation and amortization expense	9,777	9,231	13,375
Impairment	(3,086)	(9,813)	(9,412)
Sales and condemnations	(6,544)	(11,474)	(23,533)
Lease expirations/settlements	(2,909)	(1,260)	(779)

Balance at end of year	$100,690	$103,452	$116,768

The properties in the table below indicated by an asterisk (*), with an aggregate net book value of approximately $153,741,000 as of December 31, 2014, are encumbered by mortgages. These mortgages provide security for our $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. and our $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”). The parties to the Credit Agreement and the Prudential Loan Agreement share the security pursuant to the terms of an inter-creditor agreement. For additional information, see note 4 in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” No other material mortgages, liens or encumbrances exist on our properties.

Getty Realty

10-K Schedule III, 12/31/14

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total	Accumulated Depreciation
Brookland, AR	1,468	0	149	1,319	1,468	395	2007
Jonesboro, AR	868	0	173	695	868	219	2007
Jonesboro, AR	2,985	0	330	2,655	2,985	854	2007
Bellflower, CA	1,369	0	910	459	1,369	191	2007
Benicia, CA	2,224	0	1,058	1,166	2,224	506	2007
Chula Vista, CA	2,385	0	889	1,496	2,385	6	2014
Coachella, CA	2,235	0	1,217	1,018	2,235	412	2007
Fillmore, CA	1,354	0	950	404	1,354	167	2007
Hesperia, CA	1,643	0	849	794	1,643	304	2007
La Palma, CA	1,971	0	1,389	582	1,971	237	2007
Riverside, CA	2,737	0	1,216	1,521	2,737	25	2014
San Dimas, CA	1,941	0	749	1,192	1,941	419	2007
Avon, CT	731	388	403	716	1,119	212	2002
Bridgeport, CT	346	12	230	128	358	128	1985
Bridgeport, CT	339	22	220	141	361	103	1985
Bridgeport, CT	59	380	24	415	439	142	1982
Bridgeport, CT	313	298	204	407	611	98	1985
Bridgeport, CT	350	330	228	452	680	139	1985
Bridgeport, CT	378	396	246	528	774	181	1985
Bristol, CT	360	0	0	360	360	360	2004
Bristol, CT	365	0	237	128	365	52	2004
Bristol, CT	1,594	0	1,036	558	1,594	227	2004
Brookfield, CT	58	615	20	653	673	166	1985
Cheshire, CT	491	(88)	267	136	403	18	1985
Cobalt, CT	396	0	0	396	396	396	2004
Darien, CT	667	323	434	556	990	272	1985
Durham, CT	994	0	0	994	994	994	2004
East Hartford, CT	207	251	54	404	458	184	1982
Ellington, CT	1,295	0	842	453	1,295	184	2004
Fairfield, CT	430	10	280	160	440	112	1985
Farmington, CT	466	0	303	163	466	66	2004
Franklin, CT	51	447	20	478	498	201	1982
Hartford, CT	571	0	371	200	571	81	2004
Hartford, CT	665	0	432	233	665	95	2004
Manchester, CT	65	214	65	214	279	172	1982
Manchester, CT	110	364	50	424	474	88	1987
Meriden, CT	208	339	84	463	547	169	1982
Meriden, CT	1,532	0	989	543	1,532	227	2004
Middletown, CT	132	577	131	578	709	144	1987
Middletown, CT	1,039	0	675	364	1,039	148	2004
Milford, CT	293	45	191	147	338	111	1985
Milford, CT	57	295	30	322	352	49	1985
Montville, CT	57	332	24	365	389	91	1982
New Britain, CT	391	0	254	137	391	56	2004
New Haven, CT	217	297	141	373	514	75	1985
New Haven, CT	1,413	(701)	569	143	712	13	1985
New Haven, CT	539	454	351	642	993	302	1985
New Milford, CT	114	168	0	282	282	245	1982
Newington, CT	954	0	620	334	954	136	2004
North Branford, CT	130	161	83	208	291	118	1982
North Haven, CT	405	0	252	153	405	73	2004
Norwalk, CT	511	57	332	236	568	165	1985
Norwalk, CT	257	384	104	537	641	282	1982
Norwalk, CT	0	988	402	586	988	101	1988
Norwich, CT	107	323	44	386	430	118	1982
Old Greenwich, CT	0	1,219	620	599	1,219	109	1969
Plainville, CT	545	0	354	191	545	78	2004
Plymouth, CT	931	0	605	326	931	132	2004
Ridgefield, CT	402	304	167	539	706	271	1985
Ridgefield, CT	535	468	348	655	1,003	184	1985
South Windham, CT	644	1,398	598	1,444	2,042	433	2004
South Windsor, CT	545	0	337	208	545	101	2004
Southington, CT	115	275	32	358	390	202	1982
Stamford, CT	507	16	330	193	523	136	1985
Stamford, CT	507	373	330	550	880	176	1985
Stamford, CT	604	342	393	553	946	188	1985
Stratford, CT	285	15	186	114	300	82	1985
Suffield, CT	237	603	201	639	840	454	2004
Terryville, CT	182	172	74	280	354	226	1982

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Tolland, CT		108	379	44	443	487	164	1982
Torrington, CT		97	217	38	276	314	78	1982
Vernon, CT		1,434	0	0	1,434	1,434	1,434	2004
Wallingford, CT		551	0	335	216	551	109	2004
Waterbury, CT		469	0	305	164	469	67	2004
Waterbury, CT		515	0	335	180	515	73	2004
Waterbury, CT		804	0	516	288	804	123	2004
Watertown, CT		352	343	204	491	695	149	1992
Watertown, CT		925	0	567	358	925	176	2004
West Haven, CT		185	322	74	433	507	160	1982
West Haven, CT		1,215	0	790	425	1,215	173	2004
Westbrook, CT		345	0	0	345	345	345	2004
Westport, CT		604	12	393	223	616	155	1985
Wethersfield, CT		447	0	0	447	447	447	2004
Willimantic, CT		717	0	466	251	717	102	2004
Wilton, CT		519	339	338	520	858	195	1985
Windsor Locks, CT		1,031	0	670	361	1,031	147	2004
Windsor Locks, CT		1,433	0	0	1,433	1,433	1,433	2004
Washington, DC		848	0	418	430	848	36	2013
Washington, DC		941	0	664	277	941	27	2013
Claymont, DE		238	139	152	225	377	90	1985
Newark, DE		405	(3)	239	163	402	7	1985
Wilmington, DE		326	(11)	167	148	315	5	1985
Wilmington, DE		382	187	249	320	569	130	1985
Jacksonville, FL		545	0	256	289	545	178	2000
Orlando, FL		867	34	401	500	901	289	2000
Haleiwa, HI		1,522	0	1,058	464	1,522	237	2007
Honolulu, HI	*	1,070	13	981	102	1,083	58	2007
Honolulu, HI	*	1,539	0	1,219	320	1,539	128	2007
Honolulu, HI	*	1,769	0	1,192	577	1,769	213	2007
Honolulu, HI	*	9,211	0	8,194	1,017	9,211	388	2007
Kaneohe, HI	*	1,364	0	822	542	1,364	233	2007
Kaneohe, HI	*	1,977	90	1,473	594	2,067	214	2007
Waianae, HI	*	1,520	0	648	872	1,520	322	2007
Waianae, HI	*	1,997	0	871	1,126	1,997	418	2007
Waipahu, HI	*	2,458	0	945	1,513	2,458	536	2007
Andover, MA		390	0	240	150	390	0	2014
Arlington, MA		519	27	338	208	546	149	1985
Ashland, MA		607	96	395	308	703	149	1985
Auburn, MA		175	163	125	213	338	89	1986
Auburn, MA		535	0	388	147	535	6	2014
Auburn, MA		370	222	240	352	592	125	1991
Auburn, MA	*	600	0	600	0	600	0	2011
Auburn, MA	*	625	0	625	0	625	0	2011
Auburn, MA	*	725	0	725	0	725	0	2011
Auburn, MA		800	0	0	800	800	279	2011
Barre, MA		536	12	348	200	548	95	1991
Bedford, MA	*	1,350	0	1,350	0	1,350	0	2011
Bellingham, MA		734	73	476	331	807	248	1985
Belmont, MA		390	29	254	165	419	121	1985
Billerica, MA		400	191	250	341	591	269	1986
Bradford, MA	*	650	0	650	0	650	0	2011
Bridgewater, MA		190	118	140	168	308	87	1987
Burlington, MA	*	600	0	600	0	600	0	2011
Burlington, MA	*	1,250	0	1,250	0	1,250	0	2011
Chelmsford, MA		715	0	0	715	715	137	2012
Clinton, MA		587	139	382	344	726	186	1985
Danvers, MA	*	400	0	400	0	400	0	2011
Dedham, MA		225	213	107	331	438	118	1987
Dracut, MA	*	450	0	450	0	450	0	2011
Falmouth, MA		519	127	458	188	646	105	1988
Fitchburg, MA		390	33	254	169	423	96	1992
Foxborough, MA		427	98	325	200	525	118	1990
Framingham, MA		400	23	260	163	423	88	1991
Gardner, MA	*	550	0	550	0	550	0	2011
Gardner, MA		1,009	406	657	758	1,415	338	1985
Gardners, MA		787	0	638	149	787	5	2014
Hingham, MA		353	111	243	221	464	134	1989
Hyde Park, MA		500	160	322	338	660	154	1985
Leominster, MA	*	571	0	199	372	571	47	2012
Lowell, MA		375	9	250	134	384	134	1986
Lowell, MA		361	90	201	250	451	244	1985
Lowell, MA		676	1	429	248	677	7	2014
Lynn, MA	*	400	0	400	0	400	0	2011
Lynn, MA	*	850	0	850	0	850	0	2011
Marlborough, MA	*	550	0	550	0	550	0	2011
Maynard, MA		736	98	479	355	834	180	1985
Melrose, MA	*	600	0	600	0	600	0	2011
Methuen, MA		300	134	150	284	434	201	1986

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Methuen, MA		380	64	246	198	444	155	1985
Methuen, MA		490	98	319	269	588	132	1985
Methuen, MA	*	650	0	650	0	650	0	2011
Newton, MA		691	376	450	617	1,067	209	1985
North Andover, MA		393	33	256	170	426	126	1985
North Grafton, MA		245	35	159	121	280	75	1991
Northborough, MA		404	97	263	238	501	78	1993
Oxford, MA		293	94	191	196	387	57	1993
Peabody, MA		400	18	252	166	418	166	1986
Peabody, MA	*	550	0	550	0	550	0	2011
Peabody, MA	*	650	0	650	0	650	0	2011
Pittsfield, MA		97	175	40	232	272	144	1982
Pittsfield, MA		123	206	50	279	329	191	1982
Quincy, MA		200	159	125	234	359	123	1986
Randolph, MA		574	206	430	350	780	189	1985
Revere, MA	*	1,300	0	1,300	0	1,300	0	2011
Rockland, MA		579	45	377	247	624	182	1985
Salem, MA		275	24	175	124	299	124	1986
Salem, MA	*	600	0	600	0	600	0	2011
Seekonk, MA		1,073	(301)	576	196	772	4	1985
Shrewsbury, MA	*	400	0	400	0	400	0	2011
Shrewsbury, MA	*	450	0	450	0	450	0	2011
Sterling, MA		476	2	309	169	478	80	1991
Sutton, MA		714	122	464	372	836	166	1993
Tewksbury, MA		125	193	75	243	318	97	1986
Tewksbury, MA	*	1,200	0	1,200	0	1,200	0	2011
Upton, MA		429	114	279	264	543	95	1991
Wakefield, MA	*	900	0	900	0	900	0	2011
Walpole, MA		450	92	293	249	542	117	1985
Watertown, MA		358	201	321	238	559	114	1985
Webster, MA		1,012	334	659	687	1,346	333	1985
West Boylston, MA		312	29	203	138	341	80	1991
West Roxbury, MA		490	83	319	254	573	152	1985
Westborough, MA		312	21	203	130	333	72	1991
Westborough, MA	*	450	0	450	0	450	0	2011
Westford, MA		275	66	175	166	341	133	1986
Wilmington, MA	*	600	0	600	0	600	0	2011
Wilmington, MA	*	1,300	0	1,300	0	1,300	0	2011
Woburn, MA		350	147	200	297	497	198	1986
Woburn, MA		508	393	508	393	901	208	1985
Worcester, MA		275	9	179	105	284	54	1992
Worcester, MA		271	16	176	111	287	60	1991
Worcester, MA		276	17	179	114	293	62	1991
Worcester, MA	*	300	0	300	0	300	0	2011
Worcester, MA		285	44	185	144	329	91	1991
Worcester, MA	*	400	0	400	0	400	0	2011
Worcester, MA	*	500	0	500	0	500	0	2011
Worcester, MA	*	550	0	550	0	550	0	2011
Worcester, MA		548	10	356	202	558	99	1991
Worcester, MA		498	239	322	415	737	203	1985
Worcester, MA		978	8	636	350	986	168	1991
Accokeek, MD	*	692	0	692	0	692	0	2010
Baltimore, MD		802	0	0	802	802	311	2007
Baltimore, MD		2,259	0	722	1,537	2,259	556	2007
Beltsville, MD	*	525	0	525	0	525	0	2009
Beltsville, MD	*	731	0	731	0	731	0	2009
Beltsville, MD	*	1,050	0	1,050	0	1,050	0	2009
Beltsville, MD	*	1,130	0	1,130	0	1,130	0	2009
Bladensburg, MD	*	571	0	571	0	571	0	2009
Bowie, MD	*	1,084	0	1,084	0	1,084	0	2009
Capitol Heights, MD	*	628	0	628	0	628	0	2009
Clinton, MD	*	651	0	651	0	651	0	2009
College Park, MD	*	445	0	445	0	445	0	2009
College Park, MD	*	536	0	536	0	536	0	2009
District Heights, MD	*	388	0	388	0	388	0	2009
District Heights, MD	*	479	0	479	0	479	0	2009
Ellicott City, MD		895	0	0	895	895	365	2007
Emmitsburg, MD		147	213	102	258	360	131	1986
Forestville, MD	*	1,039	0	1,039	0	1,039	0	2009
Fort Washington, MD	*	422	0	422	0	422	0	2009
Greenbelt, MD	*	1,153	0	1,153	0	1,153	0	2009
Hyattsville, MD	*	491	0	491	0	491	0	2009
Hyattsville, MD	*	594	0	594	0	594	0	2009
Landover, MD	*	662	0	662	0	662	0	2009
Landover, MD	*	753	0	753	0	753	0	2009
Landover Hills, MD	*	457	0	457	0	457	0	2009
Landover Hills, MD	*	1,358	0	1,358	0	1,358	0	2009
Lanham, MD	*	822	0	822	0	822	0	2009
Laurel, MD	*	696	0	696	0	696	0	2009

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Laurel, MD	*	1,210	0	1,210	0	1,210	0	2009
Laurel, MD	*	1,267	0	1,267	0	1,267	0	2009
Laurel, MD	*	1,415	0	1,415	0	1,415	0	2009
Laurel, MD	*	1,530	0	1,530	0	1,530	0	2009
Laurel, MD	*	2,523	0	2,523	0	2,523	0	2009
Oxon Hill, MD	*	1,256	0	1,256	0	1,256	0	2009
Riverdale, MD	*	582	0	582	0	582	0	2009
Riverdale, MD	*	788	0	788	0	788	0	2009
Seat Pleasant, MD	*	468	0	468	0	468	0	2009
Suitland, MD	*	377	0	377	0	377	0	2009
Suitland, MD	*	673	0	673	0	673	0	2009
Temple Hills, MD	*	331	0	331	0	331	0	2009
Upper Marlboro, MD	*	845	0	845	0	845	0	2009
Augusta, ME		449	(17)	202	230	432	19	1991
Biddeford, ME		618	8	235	391	626	391	1985
Lewiston, ME		342	188	222	308	530	170	1985
South Portland, ME		181	197	111	267	378	156	1986
Kernersville, NC		449	0	338	111	449	80	2007
Madison, NC		396	0	46	350	396	146	2007
New Bern, NC		350	83	190	243	433	103	2007
Belfield, ND		1,232	0	382	850	1,232	573	2007
Allenstown, NH		1,787	0	467	1,320	1,787	530	2007
Candia, NH		130	189	80	239	319	239	1986
Concord, NH	*	675	0	675	0	675	0	2011
Concord, NH	*	900	0	900	0	900	0	2011
Derry, NH		418	17	158	277	435	275	1987
Derry, NH	*	950	0	950	0	950	0	2011
Dover, NH	*	300	0	300	0	300	0	2011
Dover, NH	*	650	0	650	0	650	0	2011
Dover, NH	*	1,200	0	1,200	0	1,200	0	2011
Goffstown, NH	*	1,737	0	697	1,040	1,737	196	2012
Hooksett, NH		336	0	0	336	336	122	2011
Hooksett, NH		1,562	0	824	738	1,562	513	2007
Kingston, NH	*	1,500	0	1,500	0	1,500	0	2011
Londonderry, NH		703	30	458	275	733	196	1985
Londonderry, NH	*	1,100	0	1,100	0	1,100	0	2011
Manchester, NH	*	550	0	550	0	550	0	2011
Milford, NH		190	146	115	221	336	117	1986
Nashua, NH	*	500	0	500	0	500	0	2011
Nashua, NH	*	550	0	550	0	550	0	2011
Nashua, NH	*	750	0	750	0	750	0	2011
Nashua, NH	*	825	0	825	0	825	0	2011
Nashua, NH	*	1,750	0	1,750	0	1,750	0	2011
Northwood, NH	*	500	0	500	0	500	0	2011
Pelham, NH		169	116	136	149	285	51	1986
Pelham, NH		731	(1)	317	413	730	17	2014
Plaistow, NH		300	101	245	156	401	154	1987
Portsmouth, NH	*	525	0	525	0	525	0	2011
Raymond, NH	*	550	0	550	0	550	0	2011
Rochester, NH	*	700	0	700	0	700	0	2011
Rochester, NH		939	12	600	351	951	242	1985
Rochester, NH	*	1,400	0	1,400	0	1,400	0	2011
Rochester, NH	*	1,600	0	1,600	0	1,600	0	2011
Salem, NH		450	47	350	147	497	147	1986
Salem, NH		743	19	484	278	762	194	1985
Seabrook, NH		200	115	125	190	315	94	1986
Andover, NJ		82	357	38	401	439	126	1982
Basking Ridge, NJ		362	317	200	479	679	156	1986
Belleville, NJ		215	306	149	372	521	105	1986
Belmar, NJ		566	359	411	514	925	177	1985
Bergenfield, NJ		382	298	300	380	680	110	1990
Brick, NJ		1,508	310	1,000	818	1,818	354	2000
Cherry Hill, NJ		273	0	202	71	273	6	2013
Cherry Hill, NJ		357	94	176	275	451	0	1985
Colonia, NJ		719	(21)	177	521	698	254	1985
Cranbury, NJ		606	270	289	587	876	61	1985
Deptford, NJ		281	318	183	416	599	91	1985
Elizabeth, NJ		406	412	227	591	818	87	1985
Flemington, NJ		709	(252)	168	289	457	3	1985
Flemington, NJ		547	17	346	218	564	153	1985
Fort Lee, NJ		1,245	351	811	785	1,596	341	1985
Franklin Twp., NJ		683	495	445	733	1,178	247	1985
Freehold, NJ		495	37	183	349	532	1	1978
Green Village, NJ		278	48	128	198	326	187	1985
Hasbrouck Heights, NJ		640	310	416	534	950	266	1985
Hillsborough, NJ		237	454	100	591	691	148	1985
Howell, NJ		10	478	0	488	488	185	1978
Jersey City, NJ		403	303	124	582	706	66	1985
Lake Hopatcong, NJ		1,305	0	800	505	1,305	388	2000

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Livingston, NJ		872	293	568	597	1,165	237	1985
Long Branch, NJ		515	332	335	512	847	146	1985
McAfee, NJ		671	269	437	503	940	170	1985
Midland Park, NJ		201	442	150	493	643	110	1989
Monmouth Beach, NJ		134	315	100	349	449	64	1985
Mountainside, NJ		664	(183)	134	347	481	13	1985
Neptune, NJ		455	229	234	450	684	20	1985
North Bergen, NJ		630	383	410	603	1,013	233	1985
North Plainfield, NJ		228	708	175	761	936	327	1978
Nutley, NJ		435	122	283	274	557	157	1985
Ocean City, NJ		845	(344)	244	257	501	0	1985
Paramus, NJ		382	44	249	177	426	114	1985
Parlin, NJ		418	122	203	337	540	12	1985
Paterson, NJ		619	17	403	233	636	164	1985
Princeton, NJ		703	(159)	193	351	544	30	1985
Ridgefield, NJ		55	280	33	302	335	64	1980
Ridgewood, NJ		703	341	458	586	1,044	218	1985
Sewell, NJ		552	301	356	497	853	159	1985
Somerville, NJ		253	41	201	93	294	72	1987
Spring Lake, NJ		345	(29)	124	192	316	0	1985
Trenton, NJ		373	297	243	427	670	104	1985
Trenton, NJ		338	337	220	455	675	152	1985
Trenton, NJ		467	271	304	434	738	124	1985
Trenton, NJ		685	319	445	559	1,004	200	1985
Trenton, NJ		1,303	0	1,146	157	1,303	19	2012
Union, NJ		436	182	239	379	618	16	1985
Wall Township, NJ		336	308	121	523	644	271	1986
Washington Township, NJ		912	155	594	473	1,067	243	1985
Watchung, NJ		450	81	226	305	531	5	1985
Wayne, NJ		474	(28)	214	232	446	0	1985
West Orange, NJ		800	621	521	900	1,421	288	1985
Naples, NY		1,257	0	827	430	1,257	152	2006
Perry, NY		1,444	0	1,044	400	1,444	141	2006
Prattsburg, NY		553	0	303	250	553	88	2006
Rochester, NY		853	0	303	550	853	194	2006
Albany, NY		406	399	262	543	805	242	1985
Alfred Station, NY		714	0	414	300	714	106	2006
Amherst, NY		223	246	173	296	469	38	2000
Astoria, NY		1,684	0	1,105	579	1,684	55	2013
Avoca, NY		936	(1)	635	300	935	106	2006
Batavia, NY		684	0	364	320	684	113	2006
Bay Shore, NY		47	280	0	327	327	323	1969
Bay Shore, NY		157	355	86	426	512	194	1981
Bayside, NY		246	39	160	125	285	124	1985
Bayside, NY		470	298	306	462	768	151	1985
Bellaire, NY		329	38	215	152	367	115	1985
Bethpage, NY		211	294	126	379	505	123	1978
Brentwood, NY		253	49	125	177	302	177	1968
Brewster, NY		303	279	143	439	582	195	1988
Brewster, NY	*	789	0	789	0	789	0	2011
Briarcliff Manor, NY		652	632	502	782	1,284	333	1976
Bronx, NY		141	142	87	196	283	196	1972
Bronx, NY		89	196	63	222	285	219	1976
Bronx, NY		62	340	44	358	402	103	1976
Bronx, NY		423	0	423	0	423	0	2013
Bronx, NY		129	307	101	335	436	84	1972
Bronx, NY		390	54	251	193	444	148	1985
Bronx, NY		104	464	90	478	568	232	1985
Bronx, NY		877	0	877	0	877	0	2013
Bronx, NY		884	0	884	0	884	0	2013
Bronx, NY		953	0	953	0	953	0	2013
Bronx, NY		1,049	0	485	564	1,049	54	2013
Bronx, NY		1,910	0	1,349	561	1,910	56	2013
Bronx, NY		2,408	0	1,712	696	2,408	63	2013
Bronxville, NY	*	1,232	0	1,232	0	1,232	0	2011
Brooklyn, NY		276	25	168	133	301	133	1978
Brooklyn, NY		75	272	45	302	347	284	1978
Brooklyn, NY		0	396	0	396	396	145	1970
Brooklyn, NY		75	368	31	412	443	158	1967
Brooklyn, NY		100	345	67	378	445	127	1972
Brooklyn, NY		237	302	154	385	539	85	1985
Brooklyn, NY		148	486	104	530	634	172	1972
Brooklyn, NY		282	457	176	563	739	310	1967
Brooklyn, NY		422	334	275	481	756	186	1985
Brooklyn, NY		476	320	306	490	796	189	1985
Brooklyn, NY		626	314	408	532	940	203	1985
Buffalo, NY		313	241	151	403	554	108	2000
Byron, NY		969	0	669	300	969	106	2006
Castile, NY		307	0	132	175	307	62	2006

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Central Islip, NY		573	17	358	232	590	143	1998
Chester, NY	*	1,158	0	1,158	0	1,158	0	2011
Churchville, NY		1,011	0	601	410	1,011	145	2006
Colonie, NY		245	204	120	329	449	8	1986
Commack, NY		321	26	209	138	347	102	1985
Corona, NY		114	322	113	323	436	303	1965
Corona, NY		2,543	0	1,903	640	2,543	59	2013
Cortland Manor, NY	*	1,872	0	1,872	0	1,872	0	2011
Dobbs Ferry, NY		671	73	434	310	744	234	1985
Dobbs Ferry, NY	*	1,345	0	1,345	0	1,345	0	2011
East Hampton, NY		660	39	428	271	699	196	1985
East Hills, NY		242	66	242	66	308	34	1986
East Islip, NY		89	666	87	668	755	149	1972
East Pembroke, NY		787	0	537	250	787	88	2006
Eastchester, NY		533	61	289	305	594	8	1985
Eastchester, NY	*	1,724	0	1,724	0	1,724	0	2011
Ellenville, NY		233	73	107	199	306	0	1985
Elmont, NY		389	319	231	477	708	237	1978
Elmsford, NY		0	1,163	581	582	1,163	148	1971
Elmsford, NY	*	1,453	0	1,453	0	1,453	0	2011
Fishkill, NY	*	1,793	0	1,793	0	1,793	0	2011
Floral Park, NY		616	294	356	554	910	187	1998
Flushing, NY		516	241	320	437	757	129	1998
Flushing, NY		1,936	0	1,413	523	1,936	50	2013
Flushing, NY		1,947	0	1,405	542	1,947	48	2013
Flushing, NY		2,478	0	1,801	677	2,478	60	2013
Forrest Hill, NY		1,273	0	1,273	0	1,273	0	2013
Franklin Square, NY		153	331	137	347	484	95	1978
Friendship, NY		393	0	43	350	393	124	2006
Garden City, NY		362	242	236	368	604	99	1985
Garnerville, NY	*	1,508	0	1,508	0	1,508	0	2011
Glen Head, NY		463	282	301	444	745	155	1985
Glen Head, NY		235	566	103	698	801	337	1982
Glendale, NY		124	384	86	422	508	166	1976
Glendale, NY		369	280	236	413	649	127	1985
Grand Island, NY		256	69	104	221	325	0	2000
Great Neck, NY		500	252	450	302	752	74	1985
Greigsville, NY		1,018	0	203	815	1,018	345	2008
Hamburg, NY		294	0	164	130	294	80	2000
Hartsdale, NY	*	1,626	0	1,626	0	1,626	0	2011
Hawthorne, NY	*	2,084	0	2,084	0	2,084	0	2011
Hopewell Junction, NY	*	1,163	0	1,163	0	1,163	0	2011
Huntington Station, NY		141	284	84	341	425	109	1978
Hyde Park, NY	*	990	0	990	0	990	0	2011
Katonah, NY	*	1,084	0	1,084	0	1,084	0	2011
Lagrangeville, NY		129	354	64	419	483	183	1972
Lakeville, NY		1,028	0	203	825	1,028	352	2008
Levittown, NY		503	42	327	218	545	161	1985
Levittown, NY		547	86	356	277	633	186	1985
Long Island City, NY		107	271	73	305	378	88	1976
Long Island City, NY		2,717	0	1,183	1,534	2,717	122	2013
Malta, NY		190	123	65	248	313	232	1986
Mamaroneck, NY	*	1,429	0	1,429	0	1,429	0	2011
Massapequa, NY		333	285	217	401	618	108	1985
Mastic, NY		313	110	204	219	423	184	1985
Middletown, NY	*	719	0	719	0	719	0	2011
Middletown, NY		751	274	489	536	1,025	210	1985
Middletown, NY	*	1,281	0	1,281	0	1,281	0	2011
Millerton, NY		175	134	100	209	309	203	1986
Millwood, NY	*	1,448	0	1,448	0	1,448	0	2011
Mount Kisco, NY	*	1,907	0	1,907	0	1,907	0	2011
Mount Vernon, NY	*	985	0	985	0	985	0	2011
Nanuet, NY	*	2,316	0	2,316	0	2,316	0	2011
New Paltz, NY	*	971	0	971	0	971	0	2011
New Rochelle, NY		189	270	104	355	459	123	1982
New Rochelle, NY	*	1,887	0	1,887	0	1,887	0	2011
New Windsor, NY	*	1,084	0	1,084	0	1,084	0	2011
New York, NY		125	400	78	447	525	216	1972
Newburgh, NY	*	527	0	527	0	527	0	2011
Newburgh, NY	*	1,192	0	1,192	0	1,192	0	2011
Niskayuna, NY		425	35	275	185	460	185	1986
North Lindenhurst, NY		295	250	192	353	545	93	1998
North Merrick, NY		510	404	332	582	914	231	1985
Ossining, NY		141	177	98	220	318	146	1982
Ossining, NY		231	158	117	272	389	49	1985
Ossining, NY		70	327	43	354	397	90	1977
Ozone Park, NY		57	481	45	493	538	125	1976
Peekskill, NY	*	2,207	0	2,207	0	2,207	0	2011
Pelham, NY	*	1,035	0	1,035	0	1,035	0	2011

		Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
				Land	Building and Improvements	Total	Accumulated Depreciation
Pelham Manor, NY		137	307	75	369	444	137	1985
Pelham Manor, NY		127	329	76	380	456	130	1972
Pleasant Valley, NY		398	155	240	313	553	291	1986
Port Chester, NY		941	0	0	941	941	221	2011
Port Chester, NY	*	1,015	0	1,015	0	1,015	0	2011
Port Jefferson, NY		388	293	246	435	681	158	1985
Poughkeepsie, NY		33	463	36	460	496	205	1971
Poughkeepsie, NY	*	591	0	591	0	591	0	2011
Poughkeepsie, NY	*	1,020	0	1,020	0	1,020	0	2011
Poughkeepsie, NY	*	1,232	0	1,232	0	1,232	0	2011
Poughkeepsie, NY	*	1,306	0	1,306	0	1,306	0	2011
Poughkeepsie, NY	*	1,340	0	1,340	0	1,340	0	2011
Poughkeepsie, NY	*	1,355	0	1,355	0	1,355	0	2011
Rego Park, NY		34	275	23	286	309	153	1974
Rego Park, NY		2,783	0	2,104	679	2,783	63	2013
Rhinebeck, NY		204	172	64	312	376	0	2007
Riverhead, NY		724	0	432	292	724	191	1998
Rochester, NY		559	0	159	400	559	141	2006
Rochester, NY		595	0	305	290	595	92	2008
Rockaway Beach, NY		111	307	79	339	418	83	1972
Rockville Centre, NY		350	66	201	215	416	180	1985
Rockaway Park, NY		1,605	0	1,605	0	1,605	0	2013
Ronkonkoma, NY		77	208	46	239	285	239	1978
Rye, NY	*	872	0	872	0	872	0	2011
Sag Harbor, NY		704	35	458	281	739	201	1985
Savona, NY		1,314	0	964	350	1,314	124	2006
Sayville, NY		344	246	300	290	590	29	1998
Scarsdale, NY	*	1,301	0	1,301	0	1,301	0	2011
Shrub Oak, NY		1,061	496	691	866	1,557	375	1985
Sleepy Hollow, NY		281	370	130	521	651	292	1969
Smithtown, NY		88	287	51	324	375	88	1977
Spring Valley, NY	*	749	0	749	0	749	0	2011
St. Albans, NY		330	322	215	437	652	144	1985
Staten Island, NY		358	35	230	163	393	123	1985
Staten Island, NY		390	89	254	225	479	181	1985
Staten Island, NY		301	331	196	436	632	148	1985
Staten Island, NY		350	290	228	412	640	126	1985
Stony Brook, NY		176	281	105	352	457	115	1978
Tarrytown, NY	*	956	0	956	0	956	0	2011
Thornwood, NY		1,389	0	0	1,389	1,389	288	2011
Tuckahoe, NY	*	1,650	0	1,650	0	1,650	0	2011
Wantagh, NY		640	0	370	270	640	178	1998
Wappingers Falls, NY		452	0	0	452	452	161	2011
Wappingers Falls, NY	*	1,488	0	1,488	0	1,488	0	2011
Warsaw, NY		990	0	690	300	990	106	2006
Warwick, NY	*	1,049	0	1,049	0	1,049	0	2011
West Babylon, NY		48	261	29	280	309	48	1978
West Islip, NY		32	279	30	281	311	53	1972
West Nyack, NY	*	936	0	936	0	936	0	2011
West Taghkanic, NY		203	385	122	466	588	234	1986
Westbury, NY		64	300	37	327	364	84	1972
White Plains, NY		121	331	0	452	452	156	1979
White Plains, NY		0	765	303	462	765	139	1972
White Plains, NY	*	1,458	0	1,458	0	1,458	0	2011
Williamsville, NY		212	129	124	217	341	0	2000
Woodside, NY		0	285	0	285	285	34	1978
Wyandanch, NY		415	118	262	271	533	5	1998
Yaphank, NY		0	798	375	423	798	24	1993
Yonkers, NY		154	299	77	376	453	112	1987
Yonkers, NY		291	165	216	240	456	237	1972
Yonkers, NY		203	274	144	333	477	77	1986
Yonkers, NY		0	636	0	636	636	146	1970
Yonkers, NY		1,020	101	665	456	1,121	341	1985
Yonkers, NY	*	1,907	0	1,907	0	1,907	0	2011
Yorktown Heights, NY	*	2,365	0	2,365	0	2,365	0	2011
Crestline, OH		1,202	0	285	917	1,202	284	2008
Mansfield, OH		922	0	332	590	922	172	2008
Mansfield, OH		1,950	0	700	1,250	1,950	349	2009
Monroeville, OH		2,580	0	485	2,095	2,580	556	2009
Aldan, PA		281	37	183	135	318	102	1985
Allentown, PA		358	31	233	156	389	114	1985
Allison Park, PA		1,500	0	850	650	1,500	242	2010
Bryn Mawr, PA		221	50	144	127	271	99	1985
Cliffton Heights, PA		428	(110)	217	101	318	20	1985
Conshohocken, PA		262	79	170	171	341	141	1985
Elkins Park, PA		275	15	200	90	290	89	1990
Furlong, PA		175	152	175	152	327	121	1985
Hamburg, PA		219	76	130	165	295	165	1989
Harrisburg, PA		399	213	199	413	612	297	1989

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total	Accumulated Depreciation
Havertown, PA	266	24	173	117	290	86	1985
Havertown, PA	402	63	254	211	465	126	1985
Huntingdon Valley, PA	422	37	275	184	459	160	1985
Lancaster, PA	309	5	104	210	314	209	1989
Lancaster, PA	642	18	300	360	660	360	1989
Laureldale, PA	262	16	87	191	278	191	1989
Media, PA	326	117	191	252	443	152	1985
Mohnton, PA	317	12	66	263	329	262	1989
Morrisville, PA	377	40	246	171	417	122	1985
New Holland, PA	313	14	143	184	327	183	1989
New Kensington, PA	1,375	0	675	700	1,375	145	2010
New Oxford, PA	1,045	(231)	19	795	814	772	1996
Norristown, PA	175	127	175	127	302	91	1985
Philadelphia, PA	289	50	188	151	339	117	1985
Philadelphia, PA	303	50	181	172	353	172	1985
Philadelphia, PA	390	27	254	163	417	119	1985
Philadelphia, PA	370	95	241	224	465	176	1985
Philadelphia, PA	370	136	241	265	506	224	1985
Philadelphia, PA	405	175	264	316	580	229	1985
Philadelphia, PA	1,252	0	814	438	1,252	100	2009
Pottsville, PA	452	1	148	305	453	304	1990
Reading, PA	750	49	0	799	799	799	1989
Souderton, PA	382	39	249	172	421	127	1985
Trappe, PA	378	44	246	176	422	133	1985
Ashaway, RI	619	0	402	217	619	88	2004
Barrington, RI	490	180	319	351	670	193	1985
East Providence, RI	486	(208)	258	20	278	0	1985
East Providence, RI	2,297	(1,592)	441	264	705	0	1985
N. Providence, RI	543	158	353	348	701	182	1985
Warwick, RI	377	186	206	357	563	207	1989
Austin, TX	462	0	274	188	462	94	2007
Austin, TX	2,368	0	738	1,630	2,368	579	2007
Austin, TX	3,511	0	1,595	1,916	3,511	688	2007
Bedford, TX	353	0	113	240	353	129	2007
Ft Worth, TX	2,115	0	866	1,249	2,115	501	2007
Garland, TX	3,296	0	245	3,051	3,296	22	2014
Garland, TX	4,439	0	439	4,000	4,439	30	2014
Harker Heights, TX	2,051	0	588	1,463	2,051	854	2007
Houston, TX	1,689	0	224	1,465	1,689	494	2007
Keller, TX	2,507	0	996	1,511	2,507	570	2007
Lewisville, TX	494	0	110	384	494	157	2008
Midlothian, TX	429	0	72	357	429	164	2007
N Richland Hills, TX	315	0	126	189	315	79	2007
San Marcos, TX	1,954	0	251	1,703	1,954	591	2007
Temple, TX	2,405	(10)	1,205	1,190	2,395	460	2007
The Colony, TX	4,396	0	337	4,059	4,396	1,329	2007
Waco, TX	3,884	0	894	2,990	3,884	1,161	2007
Alexandria, VA	649	0	649	0	649	0	2013
Alexandria, VA	656	0	409	247	656	26	2013
Alexandria, VA	712	0	712	0	712	0	2013
Alexandria, VA	735	0	735	0	735	0	2013
Alexandria, VA	1,327	0	1,327	0	1,327	0	2013
Alexandria, VA	1,388	0	1,020	368	1,388	39	2013
Alexandria, VA	1,582	0	1,150	432	1,582	41	2013
Alexandria, VA	1,757	0	1,313	444	1,757	45	2013
Annandale, VA	1,718	0	1,718	0	1,718	0	2013
Arlington, VA	1,083	0	1,083	0	1,083	0	2013
Arlington, VA	1,464	0	1,085	379	1,464	37	2013
Arlington, VA	2,014	0	1,516	498	2,014	47	2013
Arlington, VA	2,062	0	1,603	459	2,062	43	2013
Ashland, VA	840	0	840	0	840	0	2005
Chesapeake, VA	780	(77)	398	305	703	24	1990
Chesapeake, VA	1,004	110	385	729	1,114	626	1990
Fairfax, VA	1,825	0	1,190	635	1,825	60	2013
Fairfax, VA	2,078	0	1,365	713	2,078	58	2013
Fairfax, VA	3,348	0	2,351	997	3,348	89	2013
Fairfax, VA	4,454	0	3,370	1,084	4,454	97	2013
Farmville, VA	1,227	0	622	605	1,227	236	2005
Fredericksburg, VA	1,279	0	469	810	1,279	316	2005
Fredericksburg, VA	1,289	19	798	510	1,308	207	2005
Fredericksburg, VA	1,716	0	996	720	1,716	281	2005
Fredericksburg, VA	3,623	0	2,828	795	3,623	310	2005
Glen Allen, VA	1,037	0	412	625	1,037	244	2005
Glen Allen, VA	1,077	0	322	755	1,077	294	2005
King George, VA	294	0	294	0	294	0	2005
King William, VA	1,688	0	1,068	620	1,688	242	2005
Mechanicsville, VA	903	0	273	630	903	246	2005
Mechanicsville, VA	957	0	324	633	957	276	2005
Mechanicsville, VA	1,043	0	223	820	1,043	320	2005

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total	Accumulated Depreciation
Mechanicsville, VA	1,125	0	505	620	1,125	242	2005
Mechanicsville, VA	1,476	0	876	600	1,476	234	2005
Mechanicsville, VA	1,677	0	1,157	520	1,677	203	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	294	2005
Norfolk, VA	535	6	311	230	541	230	1990
Petersburg, VA	1,441	0	816	625	1,441	244	2005
Portsmouth, VA	563	33	222	374	596	360	1990
Richmond, VA	1,132	0	547	585	1,132	228	2005
Ruther Glen, VA	466	0	31	435	466	170	2005
Sandston, VA	722	0	102	620	722	242	2005
Spotsylvania, VA	1,290	0	490	800	1,290	312	2005
Springfield, VA	4,257	0	2,969	1,288	4,257	114	2013
Miscellaneous	24,088	7,401	10,601	20,888	31,489	11,941	various

	525,467	70,492	346,707	249,252	595,959	100,690

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

(3)	The aggregate cost for federal income tax purposes was approximately $554,934,000 at December 31, 2014.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2014

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	$237	$169
Borrower B	Seller financing	Green Island, NY	11.0%	8/2018	P & I	—	298	145
Borrower C	Seller financing	Concord, NH	9.5%	8/2028	P & I	—	210	179
Borrower D	Seller financing	Irvington, NJ	10.0%	12/2019	P & I	—	300	191
Borrower E	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	416
Borrower F	Seller financing	Wantagh, NY	9.0%	5/2032	P & I	—	455	431
Borrower G	Seller financing	Fullerton Hts, MD	9.0%	5/2019	P & I	—	225	134
Borrower H	Seller financing	Springfield, MA	9.0%	7/2019	P & I	—	131	125
Borrower I	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I	—	200	191
Borrower J	Seller financing	Manchester, NH	9.5%	9/2019	P & I	—	225	215
Borrower K	Seller financing	Union City, NJ	9.0%	9/2019	P & I	—	800	778
Borrower L	Seller financing	Worcester, MA	9.0%	10/2019	P & I	—	325	311
Borrower M	Seller financing	Bronx, NY	9.0%	12/2019	P & I	—	240	184
Borrower N	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	469
Borrower O	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I	—	306	294
Borrower P	Seller financing	Clifton, NJ	9.0%	1/2020	P & I	—	284	273
Borrower Q	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	200
Borrower R	Seller financing	Pleasant Valley, NY	9.0%	10/2020	P & I	—	230	224
Borrower S	Seller financing	Fairhaven, MA	9.0%	10/2020	P & I	—	458	447
Borrower T	Seller financing	Baldwin, NY	9.0%	10/2020	P & I	—	300	293
Borrower U	Seller financing	Leicester, MA	9.0%	11/2020	P & I	—	268	262
Borrower V	Seller financing	Worcester, MA	9.0%	11/2020	P & I	—	280	272
Borrower W	Seller financing	Valley Cottage, NY	9.0%	11/2020	P & I	—	431	422
Borrower X	Seller financing	Penndel, PA	9.0%	11/2020	P & I	—	118	115
Borrower Y	Seller financing	Ephrata, PA	9.0%	11/2020	P & I	—	265	259
Borrower Z	Seller financing	Piscataway, NJ	9.0%	12/2020	P & I	—	121	119
Borrower AA	Seller financing	Reiffton, PA	9.0%	12/2020	P & I	—	108	106
Borrower AB	Seller financing	Westfield, MA	9.0%	12/2020	P & I	—	165	162
Borrower AC	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	200	196

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AD	Seller financing	Wilmington, DE	9.0%	12/2020	P & I	—	84	82
Borrower AE	Seller financing	Gettysburg, PA	9.0%	12/2020	P & I	—	69	67
Borrower AF	Seller financing	Marlborough, NY	9.0%	12/2020	P & I	—	214	150
Borrower AG	Seller financing	Kenmore, NY	9.0%	1/2021	P & I	—	74	73
Borrower AH	Seller financing	Weymouth, MA	9.0%	1/2021	P & I	—	390	383
Borrower AI	Seller financing	Stafford Springs, CT	9.0%	2/2021	P & I	—	232	228
Borrower AJ	Seller financing	Latham, NY	9.0%	2/2021	P & I	—	169	166
Borrower AK	Seller financing	Magnolia, NJ	9.0%	5/2020	P & I	—	53	51
Borrower AL	Seller financing	Colonia, NJ	9.0%	6/2020	P & I	—	320	311
Borrower AM	Seller financing	Jersey City, NJ	9.0%	7/2018	P & I	—	500	486
Borrower AN	Seller financing	Elmont, NY	9.0%	2/2020	P & I	—	450	399
Borrower AO	Seller financing	Leola, PA	9.0%	3/2020	P & I	—	220	213
Borrower AP	Seller financing	Lititz/Rothsville, PA	9.0%	3/2020	P & I	—	180	174
Borrower AQ	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I	—	308	297
Borrower AR	Seller financing	Ridge, NY	9.0%	3/2020	P & I	—	413	393
Borrower AS	Seller financing	Ballston, NY	9.0%	5/2020	P & I	—	225	218
Borrower AT	Seller financing	Kenhorst, PA	9.0%	5/2020	P & I	—	200	194
Borrower AU	Seller financing	Reading, PA	9.0%	3/2021	P & I	—	176	173
Borrower AV	Seller financing	Waterbury, CT	9.0%	3/2021	P & I	—	171	169
Borrower AW	Seller financing	White Plains, NY	9.0%	3/2021	P & I	—	444	437
Borrower AX	Seller financing	Scarsdale, NY	9.0%	3/2021	P & I	—	337	331
Borrower AY	Seller financing	York, PA	9.0%	3/2021	P & I	—	102	100
Borrower AZ	Seller financing	Bristol, CT	9.0%	4/2021	P & I	—	230	226
Borrower BA	Seller financing	Belleville, NJ	9.0%	4/2021	P & I	—	315	311
Borrower BB	Seller financing	Southbridge, MA	9.0%	4/2021	P & I	—	300	296
Borrower BC	Seller financing	Warrensburg, NY	9.0%	4/2021	P & I	—	163	161
Borrower BD	Seller financing	Ridgefield NJ	9.0%	5/2021	P & I	—	172	170
Borrower BE	Seller financing	Glenville, NY	9.0%	5/2021	P & I	—	325	321
Borrower BF	Seller financing	Great Barrington, MA	9.0%	5/2021	P & I	—	58	57
Borrower BG	Seller financing	Rockland, MA	9.0%	5/2021	P & I	—	134	132
Borrower BH	Seller financing	West Milford, NJ	9.0%	5/2021	P & I	—	50	49
Borrower BI	Seller financing	Williamstown, NJ	9.0%	5/2021	P & I	—	42	41
Borrower BJ	Seller financing	Pine Hill, NJ	9.0%	5/2021	P & I	—	115	114
Borrower BK	Seller financing	Belford, NJ	9.0%	5/2021	P & I	—	134	132
Borrower BL	Seller financing	Swedesboro, NJ	9.0%	5/2021	P & I	—	77	76
Borrower BM	Seller financing	Linwood, PA	9.0%	5/2021	P & I	—	46	45
Borrower BN	Seller financing	Piermont, NY	9.0%	5/2021	P & I	—	42	42
Borrower BO	Seller financing	Hatboro, PA	9.0%	5/2021	P & I	—	84	83
Borrower BP	Seller financing	Middlesex, NJ	9.0%	6/2021	P & I	—	255	253
Borrower BQ	Seller financing	Valley Cottage, NY	9.0%	6/2021	P & I	—	92	91
Borrower BR	Seller financing	Coxsackie, NY	9.0%	8/2021	P & I	—	153	152
Borrower BS	Seller financing	Newburgh, NY	9.0%	10/2021	P & I	—	394	392
Borrower BT	Seller financing	Providence, RI	9.0%	10/2021	P & I	—	184	183
Borrower BU	Seller financing	Chatham, NY	9.0%	10/2021	P & I	—	360	358
Borrower BV	Seller financing	Warwick, RI	9.0%	11/2021	P & I	—	357	356
Borrower BW	Seller financing	New Bedford, MA	9.0%	11/2021	P & I	—	363	362
Borrower BX	Seller financing	N. Attleboro, MA	9.0%	12/2021	P & I	—	243	242
Borrower BY	Seller financing	Fitchburg, MA	9.0%	12/2021	P & I	—	187	186
Borrower BZ	Seller financing	S. Hadley, MA	9.0%	12/2021	P & I	—	346	346
Borrower CA	Seller financing	Bristol, PA	9.0%	12/2021	P & I	—	153	153

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)		Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower CB	Seller financing	Queensbury, NY	9.0%	12/2021	P & I		—	176	176
Borrower CC	Seller financing	Worcester, MA	9.0%	12/2021	P & I		—	237	237
Borrower CD	Seller financing	Westfield, MA	9.0%	12/2021	P & I		—	303	303
Borrower CE	Seller financing	Winston Salem, NC	9.0%	1/2022	P & I		—	36	36
Borrower CF	Seller financing	Hyannis, MA	9.0%	2/2022	P & I		—	179	179
Borrower CG	Seller financing	S. Yarmouth, MA	9.0%	2/2022	P & I		—	275	275
Borrower CH	Seller financing	Harwich Port, MA	9.0%	2/2022	P & I		—	293	293

								20,646	19,506
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I	(b)		18,400	14,720

Total (c)								$39,046	$34,226

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

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

	2014	2013	2012
Balance at January 1,	$28,793	$22,333	$18,638
Additions:
New mortgage loans	8,278	8,714	4,568
Deductions:
Loan repayments	(2,294)	(480)	(300)
Collection of principal	(489)	(1,774)	(573)
Write-off of loan balance	(62)	—	—

Balance at December 31,	$34,226	$28,793	$22,333

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
March 13, 2015

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ DAVID B. DRISCOLL	By:	/S/ HOWARD SAFENOWITZ
	David B. Driscoll President, Chief Executive Officer and Director (Principal Executive Officer) March 13, 2015		Howard Safenowitz Director March 13, 2015

By:	/S/ LEO LIEBOWITZ	By:	/S/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 13, 2015		Philip E. Coviello Director March 13, 2015

By:	/S/ MILTON COOPER	By:	/S/ RICHARD E. MONTAG
	Milton Cooper Director March 13, 2015		Richard E. Montag Director March 13, 2015

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2014

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

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-13777) and incorporated herein by reference.

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

10.10**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed April, 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.11	Stipulation and order Deferring Rents Owing to Getty Properties, Establishing Procedures for the Administration of the Chapter 11 Cases, Extending the Time for the Debtors to Assume or Reject the Master Lease and Other Matters.	Filed as Exhibit 99.2 to Company’s Current Report on Form 8-K filed March 9, 2012 (File No. 001-13777) and incorporated herein by reference.

10.13**	Credit Agreement, dated as of February 25, 2013, among Getty Realty Corp., Lenders named therein and JP Morgan Chase Bank, N.A. as Administrative Agent and Collateral Agent.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.14**	Note Purchase and Guarantee Agreement, dated as of February 25, 2013, among Getty Realty Corp. and the Prudential Insurance Company of America.	Filed as Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.16	Amendment to Credit Agreement, dated as of December 23, 2013, by among Getty Realty Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed December 30, 2013 (File No. 001-13777) and incorporated herein by reference.

10.17	Amendment No. 1 to Note Purchase and Guarantee Agreement, dated as of December 23, 2013, among Getty Realty Corp. (the “Company”), each of the Company’s subsidiaries party thereto as guarantors, the Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.	Filed as Exhibit 10.2 to Company’s Current Report on Form 8-K filed December 30, 2013 (File No. 001-13777) and incorporated herein by reference.

10.18*	Getty Realty Corp. Amended and Restated 2004 Omnibus Incentive Compensation Plan.	(a)

14	The Getty Realty Corp. Business Conduct Guidelines (Code of Ethics).	(a)

21	Subsidiaries of the Company.	(a)

23	Consent of Independent Registered Public Accounting Firm.	(a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer.	(b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer.	(b)

32.1	Section 1350 Certification of Chief Executive Officer.	(b)

32.2	Section 1350 Certification of Chief Financial Officer.	(b)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema	(a)

EXHIBIT NO.	DESCRIPTION

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(a)

(a)	Filed herewith.
(b)	Furnished herewith. These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section. 1350, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2014 Annual Report on Form 10-K.