Form 10-Q
period 2015-03-31
GETTY REALTY CORP /MD/
filed 2015-05-11
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant had outstanding 33,419,999 shares of Common Stock, par value $.01 per share, as of May 11, 2015.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:
Real Estate:
Land	$341,164	$344,324
Buildings and improvements	243,625	246,112

	584,789	590,436
Less — accumulated depreciation and amortization	(100,284)	(99,510)

Real estate held for use, net	484,505	490,926
Real estate held for sale, net	2,930	4,343

Real estate, net	487,435	495,269
Net investment in direct financing leases	95,380	95,764
Deferred rent receivable (net of allowance of $7,019 as of March 31, 2015 and $7,009 as of December 31, 2014)	22,004	21,049
Cash and cash equivalents	6,640	3,111
Restricted cash	409	713
Notes and mortgages receivable	34,171	34,226
Accounts receivable (net of allowance of $4,198 at March 31, 2015 and $4,160 at December 31, 2014)	4,823	4,395
Prepaid expenses and other assets	31,918	32,974

Total assets	$682,780	$687,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$31,500	$25,000
Term loans	100,000	100,000
Mortgage payable, net	346	344
Environmental remediation obligations	94,945	91,566
Dividends payable	7,442	12,150
Accounts payable and accrued liabilities	49,834	51,417

Total liabilities	284,067	280,477

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,417,203 at March 31, 2015 and December 31, 2014	334	334
Paid-in capital	463,582	463,314
Dividends paid in excess of earnings	(65,203)	(56,624)

Total shareholders’ equity	398,713	407,024

Total liabilities and shareholders’ equity	$682,780	$687,501

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Revenues from rental properties	$23,920	$23,757
Interest on notes and mortgages receivable	781	714

Total revenues	24,701	24,471

Operating expenses:
Rental property expenses	6,144	5,962
Impairment charges	6,728	168
Environmental expenses	1,870	881
General and administrative expenses	3,789	3,654
Allowance for uncollectible accounts	50	1,342
Depreciation and amortization expense	3,585	2,323

Total operating expenses	22,166	14,330

Operating income	2,535	10,141
Loss on dispositions of real estate	(218)	—
Other income	4	131
Interest expense	(2,383)	(2,580)

(Loss)/earnings from continuing operations	(62)	7,692
Discontinued operations:
Loss from operating activities	(1,167)	(1,207)
Gains on dispositions of real estate	92	3,153

(Loss)/earnings from discontinued operations	(1,075)	1,946

Net (loss)/earnings	($1,137)	$9,638

Basic and diluted earnings per common share:
(Loss)/earnings from continuing operations	$0.00	$0.23
(Loss)/earnings from discontinued operations	($0.04)	$0.06
Net (loss)/earnings	($0.04)	$0.29
Weighted average shares outstanding:
Basic	33,417	33,397
Stock options	—	—

Diluted	33,417	33,397

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	($1,137)	$9,638
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	3,585	2,323
Impairment charges	7,913	1,663
Gains on dispositions of real estate—discontinued operations	(92)	(3,153)
Loss on dispositions of real estate—continuing operations	218	—
Deferred rent receivable, net of allowance	(955)	(1,389)
Bad debt expense	38	697
Accretion expense	1,169	620
Other	622	264
Changes in assets and liabilities:
Accounts receivable	(1,074)	1,179
Prepaid expenses and other assets	(308)	3,147
Environmental remediation obligations	(2,993)	(4,433)
Accounts payable and accrued liabilities	(664)	(2,588)

Net cash flow provided by operating activities	6,322	7,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	—	(9)
Proceeds from dispositions of real estate—discontinued operations	621	6,154
Proceeds from dispositions of real estate—continuing operations	125	—
Change in cash held for property acquisitions	535	4,831
Change in restricted cash	304	(463)
Amortization of investment in direct financing leases	384	312
Collection of notes and mortgages receivable	927	564

Net cash flow provided by investing activities	2,896	11,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit line	12,500	3,000
Repayments under credit line	(6,000)	(18,000)
Payments of cash dividends	(12,150)	(8,423)
Other	(39)	(47)

Net cash flow (used in) financing activities	(5,689)	(23,470)

Change in cash and cash equivalents	3,529	(4,113)
Cash and cash equivalents at beginning of period	3,111	12,035

Cash and cash equivalents at end of period	$6,640	$7,922

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$2,114	$2,622
Income taxes	23	176
Environmental remediation obligations	2,933	3,951
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	872	2,855

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

Unaudited, Interim Consolidated Financial Statements: The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subsequent Events: On March 3, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Liquidating Trustee of the Marketing Estate (both defined below) to resolve claims asserted by us in Getty Petroleum Marketing Inc.’s bankruptcy case. The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received an interim distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. We expect to receive additional distributions from the Marketing Estate during 2015 on account of our general unsecured claims, however, we cannot provide any assurance as to the timing or the total amount of such future distributions.

The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund the lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Getty Petroleum Marketing Inc.’s creditors. As a result, on April 22, 2015, we also received an additional distribution of $550,000 from the Marketing Estate in full resolution of the funding agreement dispute.

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

In April 2015, the FASB issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. ASU 2015-03 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2015 and December 31, 2014 of $7,776,000 and $9,266,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of March 31, 2015 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$903	$—	$—	$903
Liabilities
Deferred compensation	$—	$903	$—	$903

The following summarizes as of December 31, 2014 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$785	$—	$—	$785
Liabilities
Deferred compensation	$—	$785	$—	$785

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 16 properties which meet the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014 and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. This has resulted in certain amounts related to discontinued operations in 2014 being reclassified to conform to the 2015 presentation. We elected to early adopt ASU 2014-08 effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

For the three months ended March 31, 2015, we sold two properties resulting in a loss of $194,000 that previously did not meet the criteria to be classified as held for sale and received funds from a partial condemnation resulting in a loss of $24,000. We determined that the two properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the loss on dispositions of real estate for the two properties were not reflected in our earnings from discontinued operations.

Real estate held for sale consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(in thousands)	2015	2014
Land	$1,650	$2,383
Buildings and improvements	1,901	3,140

	3,551	5,523
Accumulated depreciation and amortization	(621)	(1,180)

Real estate held for sale, net	$2,930	$4,343

The revenue from rental properties, impairment charges, other operating expenses and gains on dispositions of real estate related to these properties are as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Revenues from rental properties	$114	$905
Impairment charges	(1,185)	(1,495)
Other operating expenses	(96)	(617)

Loss from operating activities	(1,167)	(1,207)
Gains on dispositions of real estate	92	3,153

(Loss) earnings from discontinued operations	($1,075)	$1,946

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

We recorded non-cash impairment charges aggregating $7,913,000 and $1,663,000 for the three months ended March 31, 2015 and 2014, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bid and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $5,127,000 of the $7,913,000 in impairments recognized during the three months ended March 31, 2015), for which we do not have access to the unobservable inputs used to determine these estimated fair values, (ii) discounted cash flow models (this method was used to determine $3,000 of the $7,913,000 in impairments recognized during the three months ended March 31, 2015) and (iii) the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value (this method was used to determine $2,783,000 of the $7,913,000 in impairments recognized during the three months ended March 31, 2015). The non-cash impairment charges recorded during the three months ended March 31, 2015 and 2014 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2015 and 2014.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
(in thousands):	2015	2014
(Loss) earnings from continuing operations	($62)	$7,692
Less dividend equivalents attributable to RSUs outstanding	(91)	(83)

(Loss) earnings from continuing operations attributable to common shareholders	(153)	7,609

(Loss) earnings from discontinued operations	(1,075)	1,946
Less dividend equivalents attributable to RSUs outstanding	—	(23)

(Loss) earnings from discontinued operations attributable to common shareholders	(1,075)	1,923

Net (loss) earnings attributable to common shareholders used for basic and diluted earnings per share calculation	($1,228)	$9,532

Weighted-average number of common shares outstanding:
Basic	33,417	33,397
Stock options	—	—

Diluted	33,417	33,397

RSUs outstanding at the end of the period	412	363

Dividends: For the three months ended March 31, 2015 and 2014, we paid cash dividends of $12,150,000 or $0.36 per share (which consisted of a $7,425,000 or $0.22 per share regular quarterly cash dividend and a $4,725,000 or $0.14 per share special cash dividend) and $8,423,000 or $0.25 per share (which consisted of a $6,738,000 or $0.20 per share regular quarterly cash dividend and a $1,685,000 or $0.05 per share special cash dividend), respectively.

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

2. LEASES

As of March 31, 2015, we owned 751 properties and leased 106 properties from third-party landlords. Our 857 properties are located in 19 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the three months ended March 31, 2015 and 2014 were $23,920,000 and $23,757,000, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $19,833,000 and $18,853,000 for the three months ended March 31, 2015 and 2014, respectively. “Pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements included in revenues from rental properties and rental property expenses in continuing operations totaled $3,512,000 and $2,722,000 for the three months ended March 31, 2015 and 2014, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $575,000 and $2,182,000 for the three months ended March 31, 2015 and 2014, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $95,380,000 net investment in direct financing leases as of March 31, 2015 are minimum lease payments receivable of $188,482,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $107,081,000. The components of the $95,764,000 net investment in direct financing leases as of December 31, 2014 were minimum lease payments receivable of $191,491,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $109,706,000.

Marketing and the Master Lease

Approximately 480 of the properties we own or lease as of March 31, 2015 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into the Settlement Agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case. The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received an interim distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. We expect to receive additional distributions from the Marketing Estate during 2015 on account of our general unsecured claims, however, we cannot provide any assurance as to the timing or the total amount of such future distributions.

The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund the lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Marketing’s creditors. As a result, on April 22, 2015, we also received an additional distribution of $550,000 from the Marketing Estate in full resolution of the funding agreement dispute.

Leasing Activities

As of March 31, 2015, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising approximately 442 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 21 properties previously leased to Marketing (substantially all of whom were former tenants of Marketing) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of Property Expenditures (as defined below), certain environmental compliance costs and costs associated with any environmental remediation.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals of up to five years on the anniversary of the commencement date of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2015, we have a remaining commitment to co-invest as much as $13,287,000 in the aggregate with our tenants for a portion of such capital expenditures within the next approximately five years. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2015, we removed $12,954,000 of asset retirement obligations and $10,538,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,416,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $90,000 of lease origination costs for the three months ended March 31, 2015 which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases. For the three months ended March 31, 2014, we did not incur any lease origination costs.

Chestnut Petroleum Dist. Inc.

As of March 31, 2015, we leased 117 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. We lease 58 properties to CPD NY Energy Corp. (“CPD NY”) and 59 properties to NECG Holdings Corp. (“NECG”). CPD NY and NECG together represented 22% and 20% of our rental revenues for the three months ended March 31, 2015 and 2014, respectively. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us.

The selected combined unaudited financial data of CPD NY and NECG, which has been prepared by Chestnut Petroleum Dist. Inc.’s management is provided below:

	Three months ended March 31,
(in thousands)	2015	2014
Operating Data:
Total revenue	$90,491	$127,167
Gross profit	7,415	9,261
Net income	902	11

	March 31,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$15,167	$13,520
Noncurrent assets	29,887	28,995
Current liabilities	3,416	2,531
Noncurrent liabilities	28,957	28,204

Eviction proceedings against a holdover group of former Marketing subtenants who continued to occupy properties in the State of Connecticut which are subject to our unitary lease with NECG (the “NECG Lease”) had a material adverse impact on NECG’s operations and profitability. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in these proceedings. However, in July 2013, a majority of the operators against whom these Superior Court rulings were made appealed the decisions. Following the Superior Court ruling, 16 of the 24 former operators against whom eviction proceedings were brought either reached agreements with NECG to remain at their properties or voluntarily vacated them, and in either case their appeals were withdrawn. Eight of the operators remained in contested occupancy of the subject sites during the pendency of their appeal. On January 27, 2015, the Connecticut Supreme Court, in a written opinion, affirmed the Superior Court rulings in favor of NECG and us. As a result, we or NECG have regained possession of substantially all of the locations that were still subject to appeal.

In August 2013, we entered into an agreement to modify the NECG Lease and, as part of such agreement, we deferred portions of the scheduled rent payments due from NECG. This lease modification agreement also included provisions under which we can recapture and sever properties from the NECG Lease and, as of March 31, 2015, we have removed 25 of the original 84 properties from the NECG Lease. As a result of the disruption and costs associated with the holdover litigation, NECG was not current in its rent and certain other obligations to us under the NECG Lease. As of March 31, 2015, we have a total accounts receivable bad debt reserve related to the NECG Lease of $1,608,000 for amounts which we do not believe we will collect from NECG.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease. Accordingly, as of March 31, 2015, we have fully reserved for the outstanding deferred rent receivable balance of $6,265,000. Allowances for deferred rent receivable reduce our net earnings, but do not impact our cash flow from operating activities.

We continue to be engaged in discussions with NECG about additional modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease. As of March 31, 2015, and the date of this Quarterly Report on Form 10-Q, NECG is current in its rent payments to us under the NECG Lease, as amended.

Capitol Petroleum Group, LLC

As of March 31, 2015, we leased 97 gasoline station and convenience store properties in four separate unitary leases to subsidiaries of Capitol Petroleum Group, LLC (“Capitol”). We lease 37 properties to White Oak Petroleum, LLC, 24 properties to Hudson Petroleum Realty, LLC, 20 properties to Dogwood Petroleum Realty, LLC and 16 properties to Big Apple Petroleum Realty, LLC. In aggregate, these Capitol affiliates represented 16% of our rental revenues for the three months ended March 31, 2015 and 2014. Although we have separate, non-cross defaulted leases with each of these subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on one or more of the other subsidiaries and/or failure of one or more of the other subsidiaries to perform its rental and other obligations to us.

The selected combined unaudited financial data of White Oak Petroleum, LLC, Hudson Petroleum Realty, LLC, Dogwood Petroleum Realty, LLC and Big Apple Petroleum Realty, LLC, which has been prepared by Capitol’s management is provided below:

	Three months ended March 31,
(in thousands)	2015	2014
Operating Data:
Total revenue	$59,473	$84,249
Operating income	2,630	1,233
Net loss	(633)	(1,995)

	March 31,	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$4,459	$9,288
Noncurrent assets	107,474	108,491
Current liabilities	8,501	13,793
Noncurrent liabilities	134,794	134,700

Hanuman Business, Inc.

As of March 31, 2015, we have a portfolio of 61 operating properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We have entered into a forbearance and modification agreement with Ramoco whereby we have agreed to defer a portion of monthly rent due to us under the Ramoco Lease, subject to certain conditions. As a result of the developments with Ramoco, we concluded that it was probable that we would not receive from Ramoco the entire amount of the contractual lease payments owed to us under the Ramoco Lease. Accordingly, as of March 31, 2015, we have fully reserved for the outstanding deferred rent receivable balance of $754,000. Allowances for deferred rent receivable reduce our net earnings, but do not impact our cash flow from operating activities.

We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the Ramoco Lease. As of March 31, 2015, and the date of this Quarterly Report on Form 10-Q, Ramoco is current in its rent payments to us under the Ramoco Lease, as amended.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2015 and December 31, 2014, we had accrued $11,140,000 and $11,040,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $100,000 and $10,000 for certain of these matters during the three months ended March 31, 2015 and 2014, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by Marketing and under which we believe we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate with certainty the amount of possible loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of March 31, 2015 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

4. CREDIT AGREEMENT AND PRUDENTIAL LOAN AGREEMENT

Credit Agreement

On February 25, 2013, we entered into a $175,000,000 senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25,000,000 of the total Bank Syndicate commitment to a term loan and $150,000,000 to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50,000,000 the amount of the revolving credit facility to $200,000,000. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2015 and December 31, 2014, borrowings under the Credit Agreement were $31,500,000 and $25,000,000, respectively. The interest rate on Credit Agreement borrowings at March 31, 2015 was approximately 2.7% per annum.

The Credit Agreement provides for collateral in the form of, among other items, mortgage liens on certain of our properties. As of March 31, 2015 and December 31, 2014, the mortgaged properties had an aggregate net book value of $153,652,000 and $153,741,000, respectively. The parties to the Credit Agreement and the Prudential Loan Agreement (as defined below) share the collateral pursuant to the terms of an inter-creditor agreement. On December 23, 2013, we amended the Credit Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Credit Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Prudential Loan Agreement, change of control and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Prudential Loan Agreement. We may be prohibited from drawing funds against the revolving credit facility if there is a material adverse effect on our business, assets, prospects or condition.

Prudential Loan Agreement

On February 25, 2013, we entered into a $100,000,000 senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. The parties to the Credit Agreement and the Prudential Loan Agreement share the collateral described above pursuant to the terms of an inter-creditor agreement. On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of March 31, 2015 and December 31, 2014, borrowings under the Prudential Loan Agreement were $100,000,000.

As of March 31, 2015, we are in compliance with all of the material terms of the Credit Agreement and Prudential Loan Agreement, including the various financial covenants described above.

The aggregate maturity of the Credit Agreement and the Prudential Loan Agreement as of March 31, 2015, is as follows: 2015 — $31,500,000 and 2021 — $100,000,000.

As of March 31, 2015 and December 31, 2014, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of March 31, 2015, the fair value of borrowings outstanding under the Prudential Loan Agreement was $107,900,000 and, as of December 31, 2014, the fair value of the borrowings outstanding under the Prudential Loan Agreement was $106,527,000. The fair value of the borrowings outstanding as of March 31, 2015 and December 31, 2014 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-letting properties, we made lease concessions to reimburse our tenants at operating gas stations for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe may be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within the ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2015, we have $47,999,000 accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2015, we had accrued a total of $94,945,000 for our prospective environmental remediation liability. This accrual includes (a) $46,946,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $47,999,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91,566,000 for our prospective environmental remediation liability. This accrual includes (a) $41,866,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49,700,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,169,000 and $620,000 of net accretion expense was recorded for the three months ended March 31, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $49,000 and $359,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2015 and 2014, we increased the carrying value of certain of our properties by $5,279,000 and $2,598,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $4,805,000 and $1,242,000 for the three months ended March 31, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2015 and 2014 included $1,636,000 and $335,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $59,357,000 and $59,809,000 as of March 31, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2015, we removed $12,954,000 of asset retirement obligations and $10,538,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,416,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

6. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2015 is as follows (in thousands, except share amounts):

				DIVIDENDS
				PAID
	COMMON STOCK		PAID-IN	IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2014	33,417,203	$334	$463,314	($56,624)	$407,024
Net loss				(1,137)	(1,137)
Dividends				(7,442)	(7,442)
Stock-based employee compensation expense	—	—	268		268

Balance, March 31, 2015	33,417,203	$334	$463,582	($65,203)	$398,713

On March 2, 2015, our Board of Directors granted 79,250 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2015 or December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in our Annual Report on Form 10-K for the year ended December 31, 2014; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of March 31, 2015, we owned 751 properties and leased 106 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are contractually responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. (For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Environmental Matters” below.)

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

Core Net Lease Portfolio

As of March 31, 2015, we leased 698 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 614 properties leased to approximately 22 regional and national fuel distributor tenants under unitary or master triple-net leases and 84 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases covering properties previously leased to Getty Petroleum Marketing, Inc. (“Marketing”) also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We periodically evaluate our portfolio of properties and, as of March 31, 2015, we had two groups of properties, which we consider transitional: (i) 39 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 120 properties, which are currently subject to two unitary triple-net leases that are in the process of being restructured.

As of March 31, 2015, we have 21 properties subject to month-to-month license agreements. Our month-to-month license agreements allow the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. As of March 31, 2015, we also have 18 vacant transitional properties where we are responsible for Property Expenditures, environmental compliance costs and costs associated with environmental remediation. We will continue to be responsible for Property Expenditures and environmental costs for these transitional properties until the properties are sold or leased on a triple-net basis. Under many of the agreements pertaining to the sale or leasing of these transitional properties, we will continue to be responsible for certain environmental costs. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

As of March 31, 2015, the 59 remaining properties subject to a unitary triple-net lease with NECG Holdings Corp. (“NECG”) continue to be transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of the Master Lease. As of March 31, 2015, we have removed 25 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease.

In addition, as of March 31, 2015, we categorized as transitional 61 properties located in Southern New Jersey and Eastern Pennsylvania, which are subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We have entered into a forbearance and modification agreement with Ramoco whereby we have agreed to defer a portion of monthly rent due to us under the Ramoco Lease, subject to certain conditions. We are engaged in ongoing discussions with Ramoco about additional modifications to the Ramoco Lease, which we anticipate will include the removal of certain properties from the Ramoco Lease. We cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio and future rental income associated with the Ramoco Lease.

During the three months ended March 31, 2015, we sold six properties for $1.8 million in the aggregate. Subsequent to March 31, 2015, we have sold two additional transitional properties for $0.7 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

Marketing and the Master Lease

Approximately 480 of the properties we own or lease as of March 31, 2015 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed the Liquidating Trustee to oversee liquidation of the Marketing Estate.

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into the Settlement Agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case. The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received an interim distribution from the Marketing Estate of $6.8 million on account of our general unsecured claims. We expect to receive additional distributions from the Marketing Estate during 2015 on account of our general unsecured claims, however, we cannot provide any assurance as to the timing or the total amount of such future distributions.

The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund the lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Marketing’s creditors. As a result, on April 22, 2015, we also received an additional distribution of approximately $0.6 million from the Marketing Estate in full resolution of the funding agreement dispute.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $7.9 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net (loss) earnings	($1,137)	$9,638
Depreciation and amortization of real estate assets	3,585	2,323
Loss (gains) on dispositions of real estate	126	(3,153)
Impairment charges	7,913	1,663

Funds from operations	10,487	10,471
Revenue recognition adjustments	(579)	(2,248)
Allowance for deferred rental revenue	10	836
Non-cash changes in environmental estimates	(49)	(359)
Accretion expense	1,169	620

Adjusted funds from operations	$11,038	$9,320

Diluted per share amounts:
(Loss) earnings per share	($0.04)	$0.29
Funds from operations per share	$0.31	$0.31
Adjusted funds from operations per share	$0.33	$0.28
Diluted weighted-average shares outstanding	33,417	33,397

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total revenues included in continuing operations increased by $0.2 million to $24.7 million for the three months ended March 31, 2015, as compared to $24.5 million for the three months ended March 31, 2014. The increase in total revenues for the three months ended March 31, 2015 was primarily due to increases in rental revenues from our existing portfolio of rental properties and increases in “pass-through” expenses paid by us and reimbursable by tenants, partially offset by decreases in Revenue Recognition Adjustments. Revenues from rental properties included in continuing operations were $23.9 million and $23.8 million for the three months ended March 31, 2015 and 2014, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $19.8 million for the three months ended March 31, 2015, as compared to $18.9 million for the three months ended March 31, 2014. Revenues from rental properties and rental property expenses included $3.5 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $0.8 million for the three months ended March 31, 2015, as compared to $0.7 million for the three months ended March 31, 2014.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.6 million for the three months ended March 31, 2015 and $2.2 million for the three months ended March 31, 2014.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $6.1 million for the three months ended March 31, 2015, as compared to $6.0 million for the three months ended March 31, 2014. The increase in rental property expenses for the three months ended March 31, 2015 was due to an increase in “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants partially offset by a reduction in real estate taxes paid by us and maintenance expenses.

Non-cash impairment charges included in continuing operations were $6.7 million for the three months ended March 31, 2015, as compared to $0.2 million for the three months ended March 31, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended March 31, 2015 and 2014 were primarily attributable to the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our transitional properties.

Environmental expenses included in continuing operations for the three months ended March 31, 2015 increased by $1.0 million to $1.9 million, as compared to $0.9 million for the three months ended March 31, 2014. The increase in environmental expenses for the three months ended March 31, 2015 was principally due to a $0.3 million increase in litigation losses and legal fees and $0.8 million of increases in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $0.1 million to $3.8 million for the three months ended March 31, 2015, as compared to $3.7 million for the three months ended March 31, 2014. The increase in general and administrative expenses for the three months ended March 31, 2015 was principally due to a $0.1 million increase in employee related expenses.

Allowance for uncollectible accounts included in continuing operations for the three months ended March 31, 2015 was $50 thousand, as compared to $1.3 million for the three months ended March 31, 2014. The allowances for the three months ended March 31, 2014 were primarily related to reserves associated with the NECG Lease.

Depreciation and amortization expense included in continuing operations was $3.6 million for the three months ended March 31, 2015, as compared to $2.3 million for the three months ended March 31, 2014. The increase was primarily due to depreciation charges related to asset retirement costs of $1.0 million for environmental liabilities related to preexisting unknown contamination and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Interest expense was $2.4 million for the three months ended March 31, 2015, as compared to $2.6 million for the three months ended March 31, 2014. The decrease was due to lower average borrowings outstanding for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

We report as discontinued operations the results of 16 properties accounted for as held for sale in accordance with GAAP as of March 31, 2015 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the first three months of 2014 have been classified as discontinued operations to conform to the 2015 presentation. Earnings from discontinued operations decreased by $3.0 million to a loss of $1.1 million for the three months ended March 31, 2015, as compared to income of $1.9 million for the three months ended March 31, 2014. The decrease was primarily due to lower gains on dispositions of real estate. Gains on dispositions of real estate included in discontinued operations were $0.1 million for the three months ended March 31, 2015 and $3.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, there were four property dispositions recorded in discontinued operations. For the three months ended March 31, 2014, there were 28 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the three months ended March 31, 2015 and 2014 of $1.2 million and $1.5 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For each of the three months ended March 31, 2015 and 2014 FFO was $10.5 million. FFO for the three months ended March 31, 2015 was impacted by changes in net earnings as well as a $6.2 million increase in impairment charges, a $1.3 million increase in depreciation and amortization expense and a $3.3 million decrease in gains on dispositions of real estate. AFFO increased by $1.7 million to $11.0 million, as compared to $9.3 million for the prior period. In addition to the factors affecting net earnings and FFO, AFFO for the three months ended March 31, 2015 was also impacted by a $0.8 million decrease in the allowance for deferred rental revenue, a $0.8 million increase in non-cash environmental expenses and credits, and a $1.6 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings/(loss) per share was a loss of $0.04 per share for the three months ended March 31, 2015, as compared to earnings of $0.29 per share for the three months ended March 31, 2014. Diluted FFO per share for the three months ended March 31, 2015 and 2014 was $0.31 per share. Diluted AFFO per share for the three months ended March 31, 2015 was $0.33 per share, as compared to $0.28 per share for the three months ended March 31, 2014.

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

Our cash flow activities for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net cash flow provided by operating activities	$6,322	$7,968
Net cash flow provided by investing activities	$2,896	$11,389
Net cash flow (used in) financing activities	($5,689)	($23,470)

Operating Activities

Cash flow from operating activities decreased by $1.7 million for the three months ended March 31, 2015 to $6.3 million, as compared to $8.0 million for the three months ended March 31, 2014. The change in cash provided by operations for the three months ended March 31, 2015 and 2014 is primarily the result of changes in operating assets and liabilities associated with the timing of payments.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities decreased by $8.5 million for the three months ended March 31, 2015 to $2.9 million, as compared to $11.4 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in cash held for property acquisitions of $4.3 million and a decrease in proceeds from the sale of rental properties of $5.5 million.

Financing Activities

Cash flows from financing activities increased by $17.8 million for the three months ended March 31, 2015 to a use of $5.7 million, as compared to a use of $23.5 million for the three months ended March 31, 2014. The increase was primarily due to (i) net borrowings under the Credit Agreement of $6.5 million for the three months ended March 31, 2015, as compared to net repayments of the Credit Agreement of $15.0 million for the three months ended March 31, 2014 offset by an increase in dividends paid on common stock of $3.8 million.

Credit Agreement

On February 25, 2013, we entered into a $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to

August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. The annual commitment fee on the undrawn funds under the Credit Agreement is 0.30% to 0.40% based on our leverage at the end of each quarterly reporting period. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2015 and December 31, 2014, borrowings under the Credit Agreement were $31.5 million and $25.0 million, respectively.

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

Prudential Loan Agreement

On February 25, 2013, we entered into a $100.0 million senior secured term loan agreement with the Prudential Insurance Company of America (the “Prudential Loan Agreement”), which matures in February 2021. The parties to the Credit Agreement and the Prudential Loan Agreement share the security described above pursuant to the terms of an inter-creditor agreement. The Prudential Loan Agreement bears interest at 6.00%. The Prudential Loan Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. On December 23, 2013, we amended the Prudential Loan Agreement to change certain definitions and financial covenant calculations provided for in the agreement. The Prudential Loan Agreement contains customary financial covenants such as loan to value, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Prudential Loan Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Prudential Loan Agreement and could result in the acceleration of our indebtedness under the Prudential Loan Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement. As of March 31, 2015 and December 31, 2014, borrowings under the Prudential Loan Agreement were $100.0 million.

As of March 31, 2015, we are in compliance with all of the material terms of the Credit Agreement and Prudential Loan Agreement, including the various financial covenants described above.

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. There were no property acquisitions and capital expenditures for the three months ended March 31, 2015 and March 31, 2014.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2015, we have a remaining commitment to co-invest as much as $13.3 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

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

The Internal Revenue Service (“IRS”) has allowed the use of a procedure, as a result of which we could satisfy the REIT income distribution requirement by making a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. In January 2015, we received a private letter ruling from the IRS that allows us to make a distribution on our common stock comprised of (i) shares of our common stock having a value of up to 80% of the total distribution and (ii) cash in the remaining amount of the total distribution, in lieu of paying the distribution entirely in cash. As of the date of this Quarterly Report on Form 10-Q, we are not planning to make a distribution using our common stock.

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Prudential Loan Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Prudential Loan Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders for the three months ended March 31, 2015 consisted of a $7.4 million or $0.22 per share regular quarterly cash dividend and a $4.7 million or $0.14 per share special cash dividend. There can be no assurance that we will continue to pay cash dividends at historical rates.

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

Our accounting policies are described in note 1 of “Part 2, Item 8. Financial Statements—Notes to Consolidated Financial Statements” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, environmental remediation obligations, impairment of long-lived assets, income taxes, litigation and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed, each of which is discussed in “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next decade because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For our transitional properties occupied under month-to-month license agreements, or which are vacant, we are responsible for costs associated with

UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. (For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Transitional Properties” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.)

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-letting properties, we made lease concessions to reimburse our tenants at operating gas stations for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe may be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within the ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2015, we have $48.0 million accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2015, we had accrued a total of $94.9 million for our prospective environmental remediation liability. This accrual includes (a) $46.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $48.0 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91.6 million for our prospective environmental remediation liability. This accrual includes (a) $41.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.2 million and $0.6 million of net accretion expense was recorded for the three months ended March 31, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $0.05 million and $0.4 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2015 and 2014, we increased the carrying value of certain of our properties by $5.3 million and $2.6 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $4.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2015 and 2014 included $1.6 million and $0.3 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $59.4 million and $59.8 million as of March 31, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2015, we removed $12.9 million of asset retirement obligations and $10.5 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.4 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2015 and December 31, 2014, we had accrued an aggregate $11.1 million and $11.0 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014, and note 3 to our accompanying consolidated financial statements in “Part I Financial Information, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily as a result of our $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) entered into on February 25, 2013 with a group of commercial banks led by JPMorgan Chase Bank, N.A. (the “Bank Syndicate”), which is scheduled to mature in August 2015. Subject to the terms of the Credit Agreement, we have the option to extend the term of the Credit Agreement for one additional year to August 2016. The Credit Agreement allocates $25.0 million of the total Bank Syndicate commitment to a term loan and $150.0 million to a revolving credit facility. Subject to the terms of the Credit Agreement, we have the option to increase by $50.0 million the amount of the revolving credit facility to $200.0 million. The Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 1.50% to 2.00% or a LIBOR rate plus a margin of 2.50% to 3.00% based on our leverage at the end of each quarterly reporting period. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of March 31, 2015 were $31.5 million.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $31.5 million for 2015, an increase in market interest rates of 0.50% for 2015 would decrease our 2015 net income and cash flows by approximately $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $31.5 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2015 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

In January 2015, we implemented a new operating and accounting software system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2015. Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, and to note 3 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
May 11, 2015

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
May 11, 2015

By:	/s/ DAVID B. DRISCOLL
David B. Driscoll
President and Chief Executive Officer (Principal Executive Officer)
May 11, 2015