Form 10-Q
period 2015-06-30
GETTY REALTY CORP /MD/
filed 2015-08-10
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant had outstanding 33,421,802 shares of Common Stock, par value $.01 per share, as of August 10, 2015.

GETTY REALTY CORP.

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS:
Real Estate:
Land	$483,985	$344,324
Buildings and improvements	317,584	246,112

	801,569	590,436
Less — accumulated depreciation and amortization	(103,072)	(99,510)

Real estate held for use, net	698,497	490,926
Real estate held for sale, net	2,567	4,343

Real estate, net	701,064	495,269
Net investment in direct financing leases	94,968	95,764
Deferred rent receivable (net of allowance of $7,023 as of June 30, 2015 and $7,009 as of December 31, 2014)	23,102	21,049
Cash and cash equivalents	9,786	3,111
Restricted cash	409	713
Notes and mortgages receivable	34,242	34,226
Accounts receivable (net of allowance of $4,556 at June 30, 2015 and $4,160 at December 31, 2014)	4,405	4,395
Prepaid expenses and other assets	48,614	32,974

Total assets	$916,590	$687,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$166,000	$25,000
Term loans	175,000	100,000
Mortgage payable, net	349	344
Environmental remediation obligations	93,057	91,566
Dividends payable	7,442	12,150
Accounts payable and accrued liabilities	71,600	51,417

Total liabilities	513,448	280,477

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,420,542 at June 30, 2015 and 33,417,203 at December 31, 2014	334	334
Paid-in capital	463,834	463,314
Dividends paid in excess of earnings	(61,026)	(56,624)

Total shareholders’ equity	403,142	407,024

Total liabilities and shareholders’ equity	$916,590	$687,501

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:
Revenues from rental properties	$25,461	$24,350	$49,381	$48,108
Interest on notes and mortgages receivable	781	756	1,562	1,470

Total revenues	26,242	25,106	50,943	49,578

Operating expenses:
Rental property expenses	5,502	6,014	11,648	11,976
Impairment charges	2,006	423	8,733	590
Environmental expenses	1,784	1,700	3,653	2,581
General and administrative expenses	4,835	3,805	8,623	8,032
Allowance for uncollectible accounts	366	1,554	417	2,324
Depreciation and amortization expense	3,977	2,339	7,563	4,662

Total operating expenses	18,470	15,835	40,637	30,165

Operating income	7,772	9,271	10,306	19,413

Loss on dispositions of real estate	(40)	—	(258)	—
Other income	7,379	37	7,384	168
Interest expense	(3,353)	(2,434)	(5,736)	(5,014)

Earnings from continuing operations	11,758	6,874	11,696	14,567

Discontinued operations:
Loss from operating activities	(171)	(1,454)	(1,338)	(2,662)
Gains on dispositions of real estate	32	1,217	124	4,370

(Loss)/earnings from discontinued operations	(139)	(237)	(1,214)	1,708

Net earnings	$11,619	$6,637	$10,482	$16,275

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.34	$0.20	$0.34	$0.43
(Loss)/earnings from discontinued operations	$—	$—	($0.03)	$0.05

Net earnings	$0.34	$0.20	$0.31	$0.48

Weighted average shares outstanding:
Basic	33,420	33,403	33,419	33,400
Stock options	—	—	—	—

Diluted	33,420	33,403	33,419	33,400

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,482	$16,275
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	7,563	4,662
Impairment charges	10,796	3,677
Gains on dispositions of real estate - discontinued operations	(124)	(4,370)
Loss on dispositions of real estate - continuing operations	258	—
Deferred rent receivable, net of allowance	(2,053)	(2,546)
Bad debt expense	396	840
Accretion expense	2,398	1,286
Other	1,416	755
Changes in assets and liabilities:
Accounts receivable	(1,355)	569
Prepaid expenses and other assets	(741)	3,496
Environmental remediation obligations	(7,423)	(7,540)
Accounts payable and accrued liabilities	1,980	(3,283)

Net cash flow provided by operating activities	23,593	13,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(216,918)	(2,858)
Proceeds from dispositions of real estate - discontinued operations	853	7,759
Proceeds from dispositions of real estate - continuing operations	638	—
Change in cash held for property acquisitions	2,189	14,920
Change in restricted cash	304	(463)
Amortization of investment in direct financing leases	796	655
Collection of notes and mortgages receivable	1,327	1,003

Net cash flow (used in) provided by investing activities	(210,811)	21,016

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under prior credit agreement	14,000	3,000
Repayment under prior credit agreement	(39,000)	(27,000)
Borrowing under new credit agreement	166,000	—
Borrowing under term loan agreement	75,000	—
Credit agreement origination costs	(2,432)	—
Payments of cash dividends	(19,592)	(15,175)
Other	(83)	4

Net cash flow provided by (used in) financing activities	193,893	(39,171)

Change in cash and cash equivalents	6,675	(4,334)
Cash and cash equivalents at beginning of period	3,111	12,035

Cash and cash equivalents at end of period	$9,786	$7,701

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$4,446	$4,560
Income taxes	208	273
Environmental remediation obligations	6,548	7,360
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	1,343	4,193

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

Subsequent Events: On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold or repositioned the 61 properties subject to the Ramoco Lease, all of which we had previously designated as transitional properties. As part of this transaction (the “Ramoco Transaction”), we (i) sold to Ramoco affiliates 48 of the properties that had been subject to the Ramoco Lease, (ii) re-subleased to Ramoco three properties which we lease from third-party landlords and which had been subject to the Ramoco Lease, and (iii) recaptured for redevelopment and re-letting ten properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco, including seller financing, was $15,000,000.

As a result of the Ramoco Transaction and the sale of four additional transitional properties subsequent to June 30, 2015, our total portfolio consists of 875 properties as of August 10, 2015. Our core net lease portfolio includes 772 properties consisting of 685 properties leased to approximately 23 regional and national fuel distributor tenants under unitary or master triple-net leases and 87 properties leased as single unit triple-net leases, and our 103 transitional properties include (i) 46 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 57 properties, which are currently subject to a unitary triple-net lease which we are in the process of restructuring.

New Accounting Pronouncement: In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2015 and December 31, 2014 of $3,499,000 and $9,266,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of June 30, 2015 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$920	$—	$—	$920
Liabilities
Deferred compensation	$—	$920	$—	$920

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations 13 properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014 and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. This has resulted in certain amounts related to discontinued operations in 2014 being reclassified to conform to the 2015 presentation. We elected to early adopt ASU 2014-08 effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

For the six months ended June 30, 2015, we sold five properties resulting in a loss of $133,000 that previously did not meet the criteria to be classified as held for sale, received funds from two partial property condemnations resulting in a loss of $22,000 and recognized a loss on capital lease termination of $103,000. We determined that the five properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the loss on dispositions of real estate for the five properties were reflected in our earnings from continuing operations.

Real estate held for sale consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(in thousands)	2015	2014
Land	$1,411	$2,383
Buildings and improvements	1,662	3,140

	3,073	5,523
Accumulated depreciation and amortization	(506)	(1,180)

Real estate held for sale, net	$2,567	$4,343

The revenue from rental properties, impairment charges, other operating expenses and gains on dispositions of real estate related to these properties are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues from rental properties	$60	$648	$175	$1,553
Impairment charges	(877)	(1,592)	(2,063)	(3,087)
Other operating (expenses) credit	646	(510)	550	(1,128)

Loss from operating activities	(171)	(1,454)	(1,338)	(2,662)
Gains on dispositions of real estate	32	1,217	124	4,370

(Loss) earnings from discontinued operations	$(139)	$(237)	$(1,214)	$1,708

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

We recorded non-cash impairment charges aggregating $2,883,000 and $10,796,000 for the three and six months ended June 30, 2015, respectively, and $2,014,000 and $3,677,000 for the three and six months ended June 30, 2014, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bid and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $7,015,000 of the $10,796,000 in impairments recognized during the six months ended June 30, 2015), for which we do not have access to the unobservable inputs used to determine these estimated fair values, (ii) discounted cash flow models (this method was used to determine $242,000 of the $10,796,000 in impairments recognized during the six months ended June 30, 2015) and (iii) the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value (this method was used to determine $3,539,000 of the $10,796,000 in impairments recognized during the six months ended June 30, 2015). The non-cash impairment charges recorded during the three and six months ended June 30, 2015 and 2014 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and six months ended June 30, 2015 and 2014.

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

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$11,758	$6,874	$11,696	$14,567
Less dividend equivalents attributable to RSUs outstanding	(139)	(66)	(179)	(128)

Earnings from continuing operations attributable to common shareholders	11,619	6,808	11,517	14,439

(Loss) earnings from discontinued operations	(139)	(237)	(1,214)	1,708
Less dividend equivalents attributable to RSUs outstanding	—	—	—	(15)

(Loss) earnings from discontinued operations attributable to common shareholders	(139)	(237)	(1,214)	1,693

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$11,480	$6,571	$10,303	$16,132

Weighted-average number of common shares outstanding:
Basic	33,420	33,403	33,419	33,400
Stock options	—	—	—	—

Diluted	33,420	33,403	33,419	33,400

RSUs outstanding at the end of the period	406	333	406	333

Dividends: For the six months ended June 30, 2015 and 2014, we paid cash dividends of $19,592,000 or $0.58 per share (which consisted of $14,867,000 or $0.44 per share from regular quarterly cash dividends and a $4,725,000 or $0.14 per share special cash dividend) and $15,175,000 or $0.45 per share (which consisted of $13,490,000 or $0.40 per share from regular quarterly cash dividends and a $1,685,000 or $0.05 per share special cash dividend), respectively.

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

As of June 30, 2015, we owned 823 properties and leased 104 properties from third-party landlords. Our 927 properties are located in 23 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2015 were $25,461,000 and $49,381,000, respectively. Revenues from rental properties included in continuing operations for the three and six months ended June 30, 2014 were $24,350,000 and $48,108,000, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $21,337,000 and $41,169,000 for the three and six months ended June 30, 2015, respectively, and $19,445,000 and $38,270,000 for the three and six months ended June 30, 2014, respectively. “Pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements included in revenues from rental properties and rental property expenses in continuing operations totaled $3,345,000 and $6,858,000 for the three and six months ended June 30, 2015, respectively, and $3,395,000 and $6,117,000 for the three and six months ended June 30, 2014, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $779,000 and $1,354,000 for the three and six months ended

June 30, 2015, respectively, and $1,542,000 and $3,724,000 for the three and six months ended June 30, 2014, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $94,968,000 net investment in direct financing leases as of June 30, 2015 are minimum lease payments receivable of $185,452,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $104,463,000. The components of the $95,764,000 net investment in direct financing leases as of December 31, 2014 were minimum lease payments receivable of $191,491,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $109,706,000.

Marketing and the Master Lease

Approximately 475 of the properties we own or lease as of June 30, 2015 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case (the “Settlement Agreement”). The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received a distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. We expect to receive additional distributions from the Marketing Estate on account of our general unsecured claims, however, we cannot provide any assurance as to the timing or the total amount of such future distributions.

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

The funds received from the Marketing Estate are included in Other Income on our Consolidated Statements of Operations.

Leasing Activities

As of June 30, 2015, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising approximately 440 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 16 properties previously leased to Marketing (substantially all of whom were former tenants of Marketing) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of June 30, 2015, we have a remaining commitment to co-invest as much as $12,945,000 in the aggregate with our tenants for a portion of such capital expenditures within the next approximately five years. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2015, we removed $13,033,000 of asset retirement obligations and $10,555,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,478,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $90,000 and $60,000 of lease origination costs for the six months ended June 30, 2015 and 2014, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Major Tenants

As of June 30, 2015, we had three significant tenants by revenue:

•	We lease 154 gasoline station and convenience store properties in three separate unitary leases to subsidiaries of Global Partners, LP (NYSE: GLP). In aggregate, subsidiaries of Global Partners represented 22% of our rental revenues for the six months ended June 30, 2015 and 2014, respectively. These rental revenue percentages include the impact of two leases, which were assigned by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group) to subsidiaries of Global Partners in June 2015. The foregoing assigned leases and our current lease with subsidiaries of Global Partners are all guaranteed by the parent company.

•	We lease 115 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. In aggregate, subsidiaries of Chestnut Petroleum represented 17% and 18% of our rental revenues for the six months ended June 30, 2015 and 2014, respectively. Our leases with Chestnut Petroleum are separate, non-cross defaulted leases with different subsidiaries of Chestnut Petroleum, the subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us.

•	We lease 77 gasoline station and convenience store properties under three separate, cross-defaulted unitary leases to Apro, LLC (d/b/a “United Oil”). In aggregate, United Oil represented 3% of our rental revenues for the six months ended June 30, 2015. (See below for more information regarding the United Oil Transaction.)

United Oil Transaction

On June 3, 2015, we acquired fee simple interests in 77 convenience store and retail motor fuel stations from affiliates of Pacific Convenience and Fuels LLC and simultaneously leased the properties to Apro, LLC (d/b/a “United Oil”), a leading regional convenience store and gas station operator, under three separate cross-defaulted long-term triple-net unitary leases (the “United Oil Transaction”). The properties are located in Northern California, Southern California, Colorado, Washington, Nevada and Oregon. The acquired properties operate under several well recognized brands including 76, Conoco, Circle K, 7-11 and My Goods Market. The total purchase price for the acquisition was approximately $214,500,000, which was funded with proceeds from the Credit Agreement and Restated Prudential Note Purchase Agreement.

The leases governing the properties are unitary triple-net lease agreements with initial terms of 20 years and options for up to three successive five year renewal options. The unitary leases require United Oil to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is contractually scheduled to increase at various intervals over the course of the initial and renewal terms of the leases.

Lease Restructurings

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

In August 2013, we entered into an agreement to modify the NECG Lease and, as part of such agreement, we deferred portions of the scheduled rent payments due from NECG. This lease modification agreement also included provisions under which we can recapture and sever properties from the NECG Lease and, as of June 30, 2015, we have removed 27 of the original 84 properties from the NECG Lease. As a result of the disruption and costs associated with the holdover litigation, NECG was not current in its rent and certain other obligations to us under the NECG Lease. As of June 30, 2015, we have a total accounts receivable bad debt reserve related to the NECG Lease of $1,561,000 for amounts which we do not believe we will collect from NECG.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease. Accordingly, as of June 30, 2015, we have fully reserved for the outstanding deferred rent receivable balance of $6,190,000. Allowances for deferred rent receivable reduce our net earnings, but do not impact our cash flow from operating activities.

We continue to be engaged in discussions with NECG about additional modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease. As of June 30, 2015, and the date of this Quarterly Report on Form 10-Q, NECG is current in its rent payments to us under the NECG Lease, as amended.

As of June 30, 2015, we had a portfolio of 61 operating properties located in Southern New Jersey and Eastern Pennsylvania, which were subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We had entered into a forbearance and modification agreement with Ramoco whereby we agreed to defer a portion of monthly rent due to us under the Ramoco Lease, subject to certain conditions. As a result of the developments with Ramoco, we concluded that it was probable that we would not receive from Ramoco the entire amount of the contractual lease payments owed to us under the Ramoco Lease. Accordingly, as of June 30, 2015, we fully reserved for the outstanding deferred rent receivable balance of $814,000. Allowances for deferred rent receivable reduce our net earnings, but do not impact our cash flow from operating activities.

On August 3, 2015, we terminated the Ramoco Lease and sold or repositioned the 61 properties subject thereto, all of which we had previously designated as transitional properties. (See note 1 – General – Subsequent Events for a description of the Ramoco Transaction.)

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2015 and December 31, 2014, we had accrued $11,340,000 and $11,040,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $309,000 and $35,000 for certain of these matters during the six months ended June 30, 2015 and 2014, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the New Jersey Department of Environmental Protection (“NJDEP”) under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties for alleged natural resource damages (“NRD” or “NRDs”) resulting from the discharges of hazardous substances along the lower Passaic River (the “Lower Passaic River”). The Directive provided, among other things, that the recipients thereof must conduct an assessment of the natural resources that have been injured by the discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which was sold in October 2013). We responded to the Directive by asserting that we were not liable. There has been no material activity and/or communications by the NJDEP with respect to the Directive since early after its issuance in 2003.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”)

involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by Marketing and under which we believe we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate with certainty the amount of possible loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of June 30, 2015 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Debt Refinancing

As of December 31, 2014, we were a party to a $175,000,000 senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. which was scheduled to mature in August 2015. As of December 31, 2014, borrowings under the credit agreement were $25,000,000 bearing interest at a rate of approximately 2.7%. On June 2, 2015, the borrowings then outstanding under such credit agreement were repaid with proceeds of the Credit Agreement (as defined below) and the prior credit agreement was terminated. In addition, as a result of entering into the Credit Agreement, mortgage liens and other security interests on certain of our properties and assets held by the prior bank group under our prior credit agreement were released.

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175,000,000 revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50,000,000 term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75,000,000 the amount of the Revolving Facility to $250,000,000.

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2015, borrowings under the Revolving Facility were $116,000,000 and borrowings under the Term Loan were $50,000,000 and, as of December 31, 2014, borrowings under our prior credit agreement were $25,000,000. The interest rate on Credit Agreement borrowings at June 30, 2015 was approximately 3.4% per annum.

The Credit Agreement contains customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including cross default provisions under the Restated Prudential Note Purchase Agreement (as defined below), change of control and failure to maintain REIT status. Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Restated Prudential Note Purchase Agreement. We may be prohibited from drawing funds against the Revolving Facility if there is a material adverse effect on our business, assets, prospects or condition.

Prudential Loan Agreement

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as Series A Notes, and issued $75,000,000 of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes will continue to bear interest at 6.0% and will mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of June 30, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000 and, as of December 31, 2014, borrowings under the prior senior secured note purchase agreement were $100,000,000.

The Restated Prudential Note Purchase Agreement contains customary financial covenants such as leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Prudential Note Purchase Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Prudential Note Purchase Agreement and could result in the acceleration of our indebtedness under the Restated Prudential Note Purchase Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

As of June 30, 2015, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

The maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Revolving Facility	June 2018	$116,000,000
Term Loan	June 2020	$50,000,000
Series A Note under the Restated Prudential Note Purchase Agreement	February 2021	$100,000,000
Series B Note under the Restated Prudential Note Purchase Agreement	June 2023	$75,000,000

As of June 30, 2015, the carrying value of the borrowings outstanding under the Credit Agreement and the Prudential Series B Notes approximated fair value, and the fair value of the borrowings under the Prudential Series A Notes was $106,349,000. As of December 31, 2014, the carrying value of our prior credit agreement approximated fair value, and the fair value of borrowings outstanding under the Prudential Series A Notes was $106,527,000. The fair value of the borrowings outstanding as of June 30, 2015 and December 31, 2014 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2015, we have $46,197,000 accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2015, we had accrued a total of $93,057,000 for our prospective environmental remediation liability. This accrual includes (a) $46,860,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $46,197,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91,566,000 for our prospective environmental remediation liability. This accrual includes (a) $41,866,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49,700,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2,398,000 and $1,286,000 of net accretion expense was recorded for the six months ended June 30, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $864,000 and $13,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2015 and 2014, we increased the carrying value of certain of our properties by $6,753,000 and $4,959,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $6,610,000 and $2,720,000 for the six months ended June 30, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2015 and 2014 included $3,222,000 and $690,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $58,097,000 and $59,809,000 as of June 30, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2015, we removed $13,033,000 of asset retirement obligations and $10,555,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,478,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

6.	SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2015 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL

Balance, December 31, 2014	33,417,203	$334	$463,314	($56,624)	$407,024

Net earnings				10,482	10,482
Dividends				(14,884)	(14,884)
Stock-based employee compensation expense	3,339	—	520		520

Balance, June 30, 2015	33,420,542	$334	$463,834	($61,026)	$403,142

On March 2, 2015, our Board of Directors granted 79,250 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2015 or December 31, 2014.

7.	PROPERTY ACQUISITIONS

During six months ended June 30, 2015, we acquired fee title to 78 gasoline stations and convenience store properties for an aggregate purchase price of $216,900,000.

On June 3, 2015, we acquired fee simple interests in 77 convenience store and retail motor fuel stations from affiliates of Pacific Convenience and Fuels LLC and simultaneously leased the properties to Apro, LLC (d/b/a “United Oil”), a leading regional convenience store and gas station operator, under three separate cross-defaulted long-term triple-net unitary leases (the “United Oil Transaction”). The properties are located in Northern California, Southern California, Colorado, Washington, Nevada and Oregon. The acquired properties operate under several well recognized brands including 76, Conoco, Circle K, 7-11 and My Goods Market. The total purchase price for the acquisition was approximately $214,500,000, which was funded with proceeds from the Credit Agreement and Restated Prudential Note Purchase Agreement.

The leases governing the properties are unitary triple-net lease agreements with initial terms of 20 years and options for up to three successive five year renewal options. The unitary leases require United Oil to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is contractually scheduled to increase at various intervals over the course of the initial and renewal terms of the leases.

We accounted for these transactions as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $142,357,000 of the purchase price to land, $75,664,000 to buildings and equipment, $112,000 to above market leases, $19,552,000 to below market leases, which is accounted for as a deferred liability, and $16,136,000 to in-place leases and other intangible assets. We incurred transaction costs of $413,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations. As of June 30, 2015, our allocations of the purchase price among the assets acquired are preliminary and subject to change.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred as of the beginning of the earliest period presented, after giving effect to certain adjustments resulting from the straight-lining of scheduled rent increases. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement to fund the acquisition and the elimination of acquisition costs. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition reflected herein been consummated on the dates indicated or that will be achieved in the future.

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues from continuing operations	$29,263	$29,491	$58,349	$58,348

Net earnings from continuing operations	$12,684	$7,583	$13,356	$15,598

Basic and diluted earnings from continuing operations per common share	$0.38	$0.23	$0.39	$0.46

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

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of June 30, 2015, we owned 823 properties and leased 104 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Retail Petroleum Marketing Assets

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are contractually responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. (For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Environmental Matters” below.)

Investment Strategy

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional retail motor fuel and convenience store properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. In addition to traditional sale/leaseback and other real estate acquisitions, our investments may also include purchase money mortgages or loans relating to our leasehold portfolios and recapture and redevelopment of existing properties for alternative uses. In order to execute on significant acquisitions, we may need to access the capital markets. We cannot provide any assurance that we will be successful making additional investments, that investments will be available which meet our investment criteria or that our current sources of liquidity will be sufficient to fund such investments or sources of capital available to us on favorable terms, or at all.

Core Net Lease Portfolio

As of June 30, 2015, we leased 769 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 685 properties leased to approximately 23 regional and national fuel distributor tenants under unitary or master triple-net leases and 84 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases covering properties previously leased to Getty Petroleum Marketing, Inc. (“Marketing”) also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We periodically evaluate our portfolio of properties and, as of June 30, 2015, we had two groups of properties, which we consider transitional: (i) 40 properties, which were either subject to month-to-month license agreements, or which were vacant; and (ii) 118 properties, which were subject to two unitary triple-net leases which as of such date were in the process of being restructured.

As of June 30, 2015, we had 16 properties subject to month-to-month license agreements. Our month-to-month license agreements allow the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. As of June 30, 2015, we also had 24 vacant transitional properties where we are responsible for Property Expenditures, environmental compliance costs and costs associated with environmental remediation. We will continue to be responsible for Property Expenditures and environmental costs for these transitional properties until the properties are sold or leased on a triple-net basis. Under many of the agreements pertaining to the sale or leasing of these transitional properties, we will continue to be responsible for certain environmental costs. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

As of June 30, 2015, the 57 remaining properties subject to a unitary triple-net lease with NECG Holdings Corp. (“NECG”) continue to be transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of the Master Lease. As of June 30, 2015, we have removed 27 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease.

In addition, as of June 30, 2015, we categorized as transitional 61 properties located in Southern New Jersey and Eastern Pennsylvania, which were then subject to a unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”). We had entered into a forbearance and modification agreement with Ramoco whereby we agreed to defer a portion of monthly rent due to us under the Ramoco Lease, subject to certain conditions.

On August 3, 2015, we terminated the Ramoco Lease, and sold or repositioned the 61 properties subject to the Ramoco Lease. As part of this transaction (the “Ramoco Transaction”), we (i) sold to Ramoco affiliates 48 of the properties that had been subject to the Ramoco Lease, (ii) re-subleased to Ramoco three properties which we lease from third-party landlords and which had been subject to the Ramoco Lease, and (iii) recaptured for redevelopment and re-letting ten properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco, including seller financing, was $15.0 million.

During the six months ended June 30, 2015, we sold 12 properties for $3.1 million in the aggregate. Subsequent to June 30, 2015, we have sold four additional transitional properties for $1.3 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

As a result of the Ramoco Transaction and the sale of four additional transitional properties subsequent to June 30, 2015, our total portfolio consists of 875 properties as of August 10, 2015. Our core net lease portfolio includes 772 properties consisting of 685 properties leased to approximately 23 regional and national fuel distributor tenants under unitary or master triple-net leases and 87 properties leased as single unit triple-net leases, and our 103 transitional properties include (i) 46 properties, which are either subject to month-to-month license agreements, or which are vacant; and (ii) 57 properties, which are currently subject to a unitary triple-net lease which we are in the process of restructuring.

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

Marketing and the Master Lease

Approximately 475 of the properties we own or lease as of June 30, 2015 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed the Liquidating Trustee to oversee liquidation of the Marketing Estate.

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into the Settlement Agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case. The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received a distribution from the Marketing Estate of $6.8 million on account of our general unsecured claims. We expect to receive additional distributions from the Marketing Estate on account of our general unsecured claims, however, we cannot provide any assurance as to the timing or the total amount of such future distributions.

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

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $2.8 million and $10.8 million for the three and six months ended June 30, 2015, respectively, and $2.0 million and $3.7 million for the three and six months ended June 30, 2014, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings	$11,619	$6,637	$10,482	$16,275
Depreciation and amortization of real estate assets	3,977	2,339	7,563	4,662
Loss (gains) on dispositions of real estate	8	(1,217)	134	(4,370)
Impairment charges	2,883	2,014	10,796	3,677

Funds from operations	18,487	9,773	28,975	20,244
Revenue recognition adjustments	(756)	(1,576)	(1,335)	(3,824)
Allowance for deferred rental revenue	(14)	748	(4)	1,584
Allowance for mortgage receivable	—	133	—	133
Non-cash changes in environmental estimates	(815)	346	(864)	(13)
Accretion expense	1,229	666	2,398	1,286
Acquisition costs	413	26	413	26

Adjusted funds from operations	$18,544	$10,116	$29,583	$19,436

Diluted per share amounts:
Earnings per share	$0.34	$0.20	$0.31	$0.48
Funds from operations per share	$0.55	$0.29	$0.86	$0.60
Adjusted funds from operations per share	$0.55	$0.30	$0.87	$0.58

Diluted weighted-average shares outstanding	33,420	33,403	33,419	33,400

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Total revenues included in continuing operations increased by $1.1 million to $26.2 million for the three months ended June 30, 2015, as compared to $25.1 million for the three months ended June 30, 2014. The increase in total revenues for the three months ended June 30, 2015 was primarily due to approximately $1.4 million of revenues from the United Oil Transaction in June 2015, offset by reductions in Revenue Recognition Adjustments. Revenues from rental properties included in continuing operations were $25.4 million and $24.3 million for the three months ended June 30, 2015 and 2014, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $21.3 million for the three months ended June 30, 2015, as compared to $19.4 million for the three months ended June 30, 2014. Revenues from rental properties and rental property expenses included $3.3 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $0.8 million for the three months ended June 30, 2015 and 2014, respectively.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.8 million for the three months ended June 30, 2015 and $1.5 million for the three months ended June 30, 2014.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $5.5 million for the three months ended June 30, 2015, as compared to $6.0 million for the three months ended June 30, 2014. The decline in rental property expenses for the three months ended June 30, 2015 was primarily attributable to reductions in maintenance and other property related expenses paid by us.

Non-cash impairment charges included in continuing operations were $2.0 million for the three months ended June 30, 2015, as compared to $0.4 million for the three months ended June 30, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended June 30, 2015 and 2014 were primarily attributable to reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties and the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended June 30, 2015 were $1.8 million, as compared to $1.7 million for the three months ended June 30, 2014. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $1.0 million to $4.8 million for the three months ended June 30, 2015, as compared to $3.8 million for the three months ended June 30, 2014. The increase in general and administrative expenses for the three months ended June 30, 2015 was principally due to a $0.7 million increase in professional fees, including $0.4 million of expenses related to the United Oil Transaction.

Allowance for uncollectible accounts included in continuing operations for the three months ended June 30, 2015 was $0.4 million, as compared to $1.6 million for the three months ended June 30, 2014. The allowances for the three months ended June 30, 2014 were primarily related to reserves associated with the NECG Lease.

Depreciation and amortization expense included in continuing operations was $4.0 million for the three months ended June 30, 2015, as compared to $2.3 million for the three months ended June 30, 2014. The increase was primarily due to depreciation charges related to asset retirement costs of $1.2 million for environmental liabilities and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Other income, net for the three months ended June 30, 2015 was $7.4 million. The income received during the three months ended June 30, 2015 was primarily attributable to a $6.8 million distribution from the Marketing Estate on account of our general unsecured claims, and approximately $0.6 million received from the Marketing Estate in full resolution of a dispute regarding our agreement to fund the lawsuit that was brought against Lukoil Americas Corporation.

Interest expense was $3.4 million for the three months ended June 30, 2015, as compared to $2.4 million for the three months ended June 30, 2014. The increase was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

We report as discontinued operations the results of 13 properties accounted for as held for sale in accordance with GAAP as of June 30, 2015 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the three months ended June 30, 2014 have been classified as discontinued operations to conform to the 2015 presentation. Loss from discontinued operations was $0.1 million for the three months ended June 30, 2015, as compared to a loss of $0.2 million for the three months ended June 30, 2014. The decrease in loss was primarily due to a reduction in loss from operating activities offset by lower gains on dispositions of real estate. Gains on dispositions of real estate included in discontinued operations were $32 thousand for the three months ended June 30, 2015 and $1.2 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, there were three property dispositions recorded in discontinued operations. For the three months ended June 30, 2014, there were 21 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the three months ended June 30, 2015 and 2014 of $0.9 million and $1.6 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended June 30, 2015 FFO was $18.5 million, as compared to $9.8 million for the three months ended June 30, 2014. FFO for the three months ended June 30, 2015 was impacted by changes in net earnings as well as a $0.9 million increase in impairment charges, a $1.7 million increase in depreciation and amortization expense and a $1.2 million decrease in gains on dispositions of real estate. AFFO increased by $8.4 million to $18.5 million, as compared to $10.1 million for the prior period. In addition to the factors affecting net earnings and FFO, AFFO for the three months ended June 30, 2015 was also impacted by a $0.8 million decrease in the allowance for deferred rental revenue, a $0.6 million increase in non-cash environmental expenses, accretion and credits, a $0.1 million decrease in allowance for mortgage receivable and a $0.8 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.34 per share for the three months ended June 30, 2015, as compared to $0.20 per share for the three months ended June 30, 2014. Diluted FFO per share was $0.55 per share for the three months ended June 30, 2015, as compared to $0.29 per share for the three months ended June 30, 2014. Diluted AFFO per share for the three months ended June 30, 2015 was $0.55 per share, as compared to $0.30 per share for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Total revenues included in continuing operations increased by $1.3 million to $50.9 million for the six months ended June 30, 2015, as compared to $49.6 million for the six months ended June 30, 2014. The increase in total revenues for the three months ended June 30, 2015 was primarily due to approximately $1.4 million of revenues from the United Oil Transaction in June 2015, offset by reductions in Revenue Recognition Adjustments. Revenues from rental properties included in continuing operations were $49.3 million and $48.1 million for the six months ended June 30, 2015 and 2014, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $41.1 million for the six months ended June 30, 2015, as compared to $38.3 million for the six months ended June 30, 2014. Revenues from rental properties and rental property expenses included $6.8 million and $6.1 million for the six months ended June 30, 2015 and 2014, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $1.6 million for the six months ended June 30, 2015, as compared to $1.5 million for the six months ended June 30, 2014.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.4 million for the six months ended June 30, 2015 and $3.7 million for the six months ended June 30, 2014.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $11.6 million for the six months ended June 30, 2015, as compared to $12.0 million for the six months ended June 30, 2014. The decrease in rental property expenses for the six months ended June 30, 2015 was primarily attributable to reductions in maintenance and other property related expenses paid by us.

Non-cash impairment charges included in continuing operations were $8.7 million for the six months ended June 30, 2015, as compared to $0.6 million for the six months ended June 30, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the six months ended June 30, 2015 and 2014 were primarily attributable to reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties and the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the six months ended June 30, 2015 increased by $1.1 million to $3.7 million, as compared to $2.6 million for the six months ended June 30, 2014. The increase in environmental expenses for the six months ended June 30, 2015 was principally due to a $0.2 million increase in litigation losses and legal fees and $0.9 million of increases in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $0.6 million to $8.6 million for the six months ended June 30, 2015, as compared to $8.0 million for the six months ended June 30, 2014. The increase in general and administrative expenses for the three months ended June 30, 2015 was principally due to a $0.9 million increase in professional fees, including $0.4 million of expenses related to the United Oil Transaction, offset by declines in employee related expenses.

Allowance for uncollectible accounts included in continuing operations for the six months ended June 30, 2015 was $0.4 million, as compared to $2.3 million for the six months ended June 30, 2014. The allowances for the six months ended June 30, 2014 were primarily related to reserves associated with the NECG Lease.

Depreciation and amortization expense included in continuing operations was $7.6 million for the six months ended June 30, 2015, as compared to $4.7 million for the six months ended June 30, 2014. The increase was primarily due to depreciation charges related to asset retirement costs of $2.5 million for environmental liabilities and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Other income, net for the six months ended June 30, 2015 was $7.4 million, as compared to $0.2 million for the six months ended June 30, 2014. The income received during the six months ended June 30, 2015 was primarily attributable to a $6.8 million distribution from the Marketing Estate on account of our general unsecured claims, and approximately $0.6 million received from the Marketing Estate in full resolution of a dispute regarding our agreement to fund the lawsuit that was brought against Lukoil Americas Corporation.

Interest expense was $5.7 million for the six months ended June 30, 2015, as compared to $5.0 million for the six months ended June 30, 2014. The increase was due higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

We report as discontinued operations the results of 13 properties accounted for as held for sale in accordance with GAAP as of June 30, 2015 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the six months ended June 30, 2014 have been classified as discontinued

operations to conform to the 2015 presentation. Loss from discontinued operations was $1.2 million for the six months ended June 30, 2015, as compared to income from discontinued operations of $1.7 million for the six months ended June 30, 2014. The decrease was primarily due to lower gains on dispositions of real estate offset by a reduction in loss form operating activities. Gains on dispositions of real estate included in discontinued operations were $0.1 million for the six months ended June 30, 2015 and $4.4 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, there were seven property dispositions recorded in discontinued operations. For the six months ended June 30, 2014, there were 49 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the six months ended June 30, 2015 and 2014 of $2.1 million and $3.1 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the six months ended June 30, 2015 FFO was $29.0 million, as compared to $20.2 million for the six months ended June 30, 2014. FFO for the six months ended June 30, 2015 was impacted by changes in net earnings as well as a $7.1 million increase in impairment charges, a $2.9 million increase in depreciation and amortization expense and a $4.5 million decrease in gains on dispositions of real estate. AFFO increased by $10.2 million to $29.6 million, as compared to $19.4 million for the prior period. In addition to the factors affecting net earnings and FFO, AFFO for the six months ended June 30, 2015 was also impacted by a $1.6 million decrease in the allowance for deferred rental revenue, a $0.3 million increase in non-cash environmental expenses, accretion and credits, and a $2.5 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was a $0.31 per share for the six months ended June 30, 2015, as compared to $0.48 per share for the six months ended June 30, 2014. Diluted FFO per share was a $0.86 per share for the six months ended June 30, 2015, as compared to $0.60 per share for the six months ended June 30, 2014. Diluted AFFO per share for the six months ended June 30, 2015 was $0.87 per share, as compared to $0.58 per share for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are the cash flows from our operations, funds available under the Revolving Facility of our Credit Agreement that matures in June 2018 (described below) and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents.

Our cash flow activities for the six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Net cash flow provided by operating activities	$23,593	$13,821
Net cash flow (used in) provided by investing activities	($210,811)	$21,016
Net cash flow provided by (used in) financing activities	$193,893	($39,171)

Operating Activities

Cash flow from operating activities increased by $9.8 million for the six months ended June 30, 2015 to $23.6 million, as compared to $13.8 million for the six months ended June 30, 2014. The change in cash provided by operations for the six months ended June 30, 2015 and 2014 is primarily the result of the receipt of a distribution from the Marketing Estate and the acquisition of operating properties during 2015 and 2014.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities decreased by $231.8 million for the six months ended June 30, 2015 to a use of $210.8 million, as compared to $21.0 million for the six months ended June 30, 2014. The decrease was primarily due to an increase in property acquisitions of $214.0 million, a decrease in cash held for property acquisitions of $12.7 million and a decrease in proceeds from the sale of rental properties of $6.3 million.

Financing Activities

Cash flows from financing activities increased by $233.1 million for the six months ended June 30, 2015 to $193.9 million, as compared to a use of $39.2 million for the six months ended June 30, 2014. The increase was primarily due to net borrowings under the Credit Agreement, Restated Prudential Note Purchase Agreement and the prior credit agreement of $216.0 million for the six months ended June 30, 2015, as compared to net repayments of the prior credit agreement of $24.0 million for the six months ended June 30, 2014 offset by an increase in dividends paid on common stock of $4.4 million and an increase in loan origination costs of $2.4 million.

Debt Refinancing

As of December 31, 2014, we were a party to a $175.0 million senior secured revolving credit agreement with a group of commercial banks led by JPMorgan Chase Bank, N.A. which was scheduled to mature in August 2015. As of December 31, 2014, borrowings under the credit agreement were $25.0 million bearing interest at a rate of approximately 2.7%. On June 2, 2015, the borrowings then outstanding under such credit agreement were repaid with proceeds of the Credit Agreement (as defined below) and the prior credit agreement was terminated. In addition, as a result of entering into the Credit Agreement, mortgage liens and other security interests on certain of our properties and assets held by the prior bank group under our prior credit agreement were released.

Credit Agreement

On June 2, 2015, we entered into a $225.0 million senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit

Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million.

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2015, borrowings under the Revolving Facility were $116.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2014, borrowings under our prior credit agreement were $25.0 million, respectively.

The Credit Agreement contains customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including cross default provisions under the Restated Prudential Note Purchase Agreement (as defined below), change of control and failure to maintain REIT status. Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement and prohibit us from drawing funds against the Credit Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under the Restated Prudential Note Purchase Agreement. We may be prohibited from drawing funds against the Revolving Facility if there is a material adverse effect on our business, assets, prospects or condition.

Prudential Loan Agreement

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as Series A Notes, and issued $75.0 million of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes will continue to bear interest at 6.0% and will mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of June 30, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million and, as of December 31, 2014, borrowings under the prior senior secured note purchase agreement were $100.0 million.

The Restated Prudential Note Purchase Agreement contains customary financial covenants such as leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Prudential

Note Purchase Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Prudential Note Purchase Agreement and could result in the acceleration of our indebtedness under the Restated Prudential Note Purchase Agreement and could also give rise to an event of default and could result in the acceleration of our indebtedness under our Credit Agreement.

As of June 30, 2015, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

The maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Revolving Facility	June 2018	$116,000,000
Term Loan	June 2020	$50,000,000
Series A Note under the Restated Prudential Note Purchase Agreement	February 2021	$100,000,000
Series B Note under the Restated Prudential Note Purchase Agreement	June 2023	$75,000,000

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the six months ended June 30, 2015 were $216.9 million, substantially all of which was for the United Oil Transaction. Our property acquisitions and capital expenditures for the six months ended June 30, 2014 were $2.9 million, substantially all of which was for the acquisition of five properties.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. As of June 30, 2015, we have a remaining commitment to co-invest as much as $12.9 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders for the six months ended June 30, 2015 consisted of $14.9 million or $0.44 per share from regular quarterly cash dividends and a $4.7 million or $0.14 per share special cash dividend. There can be no assurance that we will continue to pay cash dividends at historical rates.

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

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2015, we have $46.2 million accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2015, we had accrued a total of $93.1 million for our prospective environmental remediation liability. This accrual includes (a) $46.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $46.2 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91.6 million for our prospective environmental remediation liability. This accrual includes (a) $41.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.4 million and $1.3 million of net accretion expense was recorded for the six months ended June 30, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $0.9 million and $13 thousand, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2015 and 2014, we increased the carrying value of certain of our properties by $6.8 million and $5.0 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $6.6 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2015 and 2014 included $3.2 million and $0.7 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $58.1 million and $59.8 million as of June 30, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2015, we removed $13.0 million of asset retirement obligations and $10.5 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.5 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2015 and December 31, 2014, we had accrued an aggregate $11.3 million and $11.0 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014, and note 3 to our accompanying consolidated financial statements in “Part I Financial Information, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liability resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; our efforts, expectations and ability to reposition our remaining transitional properties; our expectations that we may receive additional distributions from the Marketing Estate to partially satisfy our remaining general unsecured claims against the Marketing Estate; our beliefs regarding the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding lease restructurings, including the NECG Lease and the Ramoco Lease; our expectation about corporate-level federal income taxes; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of our projections and assumptions used regarding our accounting estimates, allowances, accruals, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

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

These risks include, but are not limited to risks associated with: complying with federal, state and local environmental laws and regulations and the costs associated with complying with such laws and regulations; counterparty risk; the creditworthiness of our tenants; our tenants performing their lease obligations, renewal of existing leases and our ability to either re-let or sell our transitional properties; our dependence on external sources of capital; repositioning our properties that were previously subject to the Master Lease and the adverse impact such repositioning may have on our cash flows and ability to pay dividends; our ability to obtain favorable terms on any properties that we sell or re-let; our estimates and assumptions regarding expenses, claims and accruals relating to our general unsecured claims against the Marketing Estate; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and our ability to successfully manage our investment strategy; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; the liquidation of the Marketing Estate; expenses not covered by insurance; owning and leasing real estate generally; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; changes in interest rates and our ability to manage or mitigate this risk effectively; dilution as a result of future issuances of equity securities; our dividend policy and ability to pay dividends; changes in market conditions; changes to our dividend policy; changes in market conditions; provisions in our charter; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; future impairment charges and our investors’ ability to determine the creditworthiness of our tenants; terrorist attacks and other acts of violence and war; and our information systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured revolving credit agreement (the “Credit Agreement”) entered into on June 2, 2015 with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of June 30, 2015 were $166.0 million.

We manage our exposure to interest rate risk by minimizing, to the extent feasible, our overall borrowings and monitoring available financing alternatives. We reduced our interest rate risk on June 2, 2015 when we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as Series A Notes, and issued $75.0 million of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes will continue to bear interest at 6.0% and will mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. Our interest rate risk may materially change in the future if we seek other sources of debt or equity capital or refinance our outstanding debt.

Based on our average outstanding borrowings under the Credit Agreement projected at $166.0 million for 2015, an increase in market interest rates of 0.50% for 2015 would decrease our 2015 net income and cash flows by approximately $0.4 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $166.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2015 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

In January 2015, we implemented a new operating and accounting software system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of June 30, 2015. Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, and to note 3 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014 except as follows:

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Restated Prudential Note Purchase Agreement and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, is likely to have a material adverse effect on us. As of June 30, 2015, we leased 154 gasoline station and convenience store properties in three separate unitary leases to subsidiaries of Global Partners, LP (“Global Partners”), a publicly-held company. In aggregate, subsidiaries of Global Partners represented 22% of our rental revenues for the six months ended June 30, 2015 and 2014, respectively. Our leases with subsidiaries of Global Partners are all guaranteed by the parent company. We also leased 115 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. (“Chestnut”), CPD NY Energy Corp. (“CPD NY”) and NECG Holdings Corp. (“NECG”). We lease 58 properties to CPD NY and 57 properties to NECG. CPD NY and NECG together represented 17% and 18% of our rental revenues for the six months ended June 30, 2015 and 2014, respectively. In addition, as of June 30, 2015, we leased 77 gasoline station and convenience store properties in three separate, cross-defaulted long-term triple net unitary leases to Apro, LLC (d/b/a “United Oil”). In aggregate, United Oil represented 3% of our rental revenues for the six months ended June 30, 2015. We may also undertake additional transactions with our other existing tenants which would further concentrate our sources of rental revenues. Although we have separate, non-cross defaulted leases with each of the Chestnut subsidiaries, because such subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary of Chestnut, or failure of one subsidiary of Chestnut to perform its rental and other obligations to us, may contribute to a material adverse impact on one or more of the other subsidiaries and/or failure of one or more of the other subsidiaries to perform its rental and other obligations to us. Additionally, our major tenants are part of larger corporate organizations and the financial distress of other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are dependent on external sources of capital which may not be available on favorable terms, or at all.

We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. We may need to access the capital markets in order to execute future significant acquisitions. There can be no assurance that sources of capital will be available to us on favorable terms, or at all.

Our principal sources of liquidity are our cash flows from operations, funds available under our $225.0 million Credit Agreement with a group of banks led by Bank of America, N.A. The Credit Agreement consists of a $175.0 million Revolving Facility, which is scheduled to mature in June 2018 and a $50.0 million Term Loan, which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. On June 2, 2015, we entered into the Restated Prudential Note Purchase Agreement, amending and restating our existing senior secured note purchase agreement with Prudential and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, among other matters, Prudential and its affiliate, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as Series A Notes, and issued $75.0 million of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. For additional information, please refer to “Credit Agreement” and “Prudential Loan Agreement” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in this Quarterly Report for the quarterly period ending June 30, 2015 on Form 10-Q (the “Form 10-Q”). Each of the Credit Agreement and the Restated Prudential Note Purchase Agreement contains customary financial and other covenants such as leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Restated Prudential Note Purchase Agreement, change of control and failure to maintain REIT status. The Restated Prudential Note Purchase Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Our ability to meet the terms of the agreements is dependent on our continued ability to meet certain criteria as further described in note 4 in “Item 1. Financial Statements (unaudited) – Notes to Consolidated Financial Statements (unaudited),” in the Form 10-Q and the performance of our tenants and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Restated Prudential Note Purchase Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and Restated Prudential Note Purchase Agreement and the market price of our common stock.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1**	Credit Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto. (a)

10.2**	Amended and Restated Note Purchase and Guarantee Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential Insurance Company of America, and the Prudential Retirement Insurance and Annuity Company. (a)

10.3**	Master Land and Building Lease (Pool 1) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015. (a)

10.4**	Master Land and Building Lease (Pool 2) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015. (a)

10.5**	Master Land and Building Lease (Pool 3) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015. (a)

31(i).1	Rule 13a-14(a) Certification of Chief Financial Officer. (b)

31(i).2	Rule 13a-14(a) Certification of Chief Executive Officer. (b)

32.1	Section 1350 Certification of Chief Executive Officer. (b)

32.2	Section 1350 Certification of Chief Financial Officer. (b)

101.INS	XBRL Instance Document (a)

101.SCH	XBRL Taxonomy Extension Schema (a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (a)

101.LAB	XBRL Taxonomy Extension Label Linkbase (a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (a)

(a)	Filed herewith.
(b)	These certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
August 10, 2015

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
August 10, 2015

By:	/s/ DAVID B. DRISCOLL
David B. Driscoll
President and Chief Executive Officer (Principal Executive Officer)
August 10, 2015