Form 10-Q
period 2015-09-30
GETTY REALTY CORP /MD/
filed 2015-11-06
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Registrant had outstanding 33,421,802 shares of Common Stock, par value $.01 per share, as of November 6, 2015.

GETTY REALTY CORP.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS:
Real Estate:
Land	$477,123	$344,324
Buildings and improvements	306,440	246,112
Construction in progress	242	—

	783,805	590,436
Less — accumulated depreciation and amortization	(103,839)	(99,510)

Real estate held for use, net	679,966	490,926
Real estate held for sale, net	1,305	4,343

Real estate, net	681,271	495,269
Net investment in direct financing leases	94,549	95,764
Deferred rent receivable (net of allowance of $6,101 as of September 30, 2015 and $7,009 as of December 31, 2014)	24,427	21,049
Cash and cash equivalents	3,756	3,111
Restricted cash	409	713
Notes and mortgages receivable	48,446	34,226
Accounts receivable (net of allowance of $4,489 at September 30, 2015 and $4,160 at December 31, 2014)	4,043	4,395
Prepaid expenses and other assets	49,980	32,974

Total assets	$906,881	$687,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit lines	$156,000	$25,000
Term loans	175,000	100,000
Mortgage payable, net	301	344
Environmental remediation obligations	91,252	91,566
Dividends payable	8,117	12,150
Accounts payable and accrued liabilities	73,958	51,417

Total liabilities	504,628	280,477

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 33,421,802 at September 30, 2015 and 33,417,203 at December 31, 2014	334	334
Paid-in capital	464,026	463,314
Dividends paid in excess of earnings	(62,107)	(56,624)

Total shareholders’ equity	402,253	407,024

Total liabilities and shareholders’ equity	$906,881	$687,501

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Revenues from rental properties	$29,077	$24,078	$78,471	$72,198
Interest on notes and mortgages receivable	910	817	2,472	2,287

Total revenues	29,987	24,895	80,943	74,485

Operating expenses:
Rental property expenses	6,319	5,559	18,002	17,541
Impairment charges	1,700	921	10,682	1,565
Environmental expenses	1,647	1,171	5,259	3,752
General and administrative expenses	4,244	3,732	12,867	11,984
Allowance for uncollectible accounts	263	156	684	2,259
Depreciation and amortization expense	4,629	3,372	12,192	8,034

Total operating expenses	18,802	14,911	59,686	45,135

Operating income	11,185	9,984	21,257	29,350
Gains on dispositions of real estate	1,696	1,389	1,437	1,389
Other income	121	48	7,505	216
Interest expense	(4,479)	(2,416)	(10,214)	(7,430)

Earnings from continuing operations	8,523	9,005	19,985	23,525
Discontinued operations:
Loss from operating activities	(1,716)	(1,527)	(2,820)	(4,142)
Gains on dispositions of real estate	228	2,757	352	7,127

(Loss)/earnings from discontinued operations	(1,488)	1,230	(2,468)	2,985

Net earnings	$7,035	$10,235	$17,517	$26,510

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.25	$0.27	$0.59	$0.70
(Loss)/earnings from discontinued operations	$(0.04)	$0.03	$(0.07)	$0.09

Net earnings	$0.21	$0.30	$0.52	$0.79
Weighted average shares outstanding:
Basic	33,422	33,417	33,420	33,406

Diluted	33,422	33,417	33,420	33,406

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,517	$26,510
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	12,192	8,034
Impairment charges	15,256	6,583
Gains on dispositions of real estate - discontinued operations	(352)	(7,127)
Gains on dispositions of real estate - continuing operations	(1,437)	(1,389)
Deferred rent receivable, net of allowance	(3,378)	(3,712)
Bad debt expense	720	840
Accretion expense	3,519	2,032
Other	1,434	1,350
Changes in assets and liabilities:
Accounts receivable	(2,028)	(338)
Prepaid expenses and other assets	(252)	3,566
Environmental remediation obligations	(12,336)	(9,953)
Accounts payable and accrued liabilities	3,500	(3,995)

Net cash flow provided by operating activities	34,355	22,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(218,618)	(6,437)
Proceeds from dispositions of real estate - discontinued operations	1,375	12,705
Proceeds from dispositions of real estate - continuing operations	4,456	4,380
Change in cash held for property acquisitions	(376)	12,956
Change in restricted cash	304	537
Addition to construction in progress	(242)	—
Collection of notes and mortgages receivable	2,230	1,743
Amortization of investment in direct financing leases	1,215	1,004

Net cash flow (used in) provided by investing activities	(209,656)	26,888

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under prior credit agreement	14,000	3,000
Repayment under prior credit agreement	(39,000)	(34,000)
Borrowing under new credit agreement	166,000	—
Borrowing under term loan	75,000	—
Repayments under new credit agreement	(10,000)	—
Credit agreement origination costs	(2,432)	—
Payments of cash dividends	(27,035)	(21,925)
Other	(587)	(3)

Net cash flow provided by (used in) financing activities	175,946	(52,928)

Change in cash and cash equivalents	645	(3,639)
Cash and cash equivalents at beginning of period	3,111	12,035

Cash and cash equivalents at end of period	$3,756	$8,396

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$8,628	$6,686
Income taxes	339	370
Environmental remediation obligations	10,568	9,366
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	16,450	5,851
Mortgage payable, net related to property acquisition	—	390

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

Subsequent Events: On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of Getty Petroleum Marketing Inc. (the “Marketing Estate”). As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10,800,000 on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

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

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. ASU 2015-03 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued guidance ASU 2015-15: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements (“ASU 2015-15”) providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. We do not expect the adoption of ASU 2015-15 to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued guidance ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. ASU 2015-16 requires acquiring entities in a business combination to recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective beginning on January 1, 2016 and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We do not expect the adoption of ASU 2015-16 to have a significant impact on our consolidated financial statements.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2015 and December 31, 2014 of $2,496,000 and $9,266,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of September 30, 2015 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$853	$—	$—	$853
Liabilities
Deferred compensation	$—	$853	$—	$853

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

Discontinued Operations and Assets Held-for-Sale: We report as discontinued operations eight properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014 and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. This has resulted in certain amounts related to discontinued operations in 2014 being reclassified to conform to the 2015 presentation. We elected to early adopt ASU 2014-08 effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

For the nine months ended September 30, 2015, we sold 11 properties resulting in a gain of $352,000 that were previously classified as held for sale as of June 30, 2014. In addition, for the nine months ended September 30, 2015, we sold 61 properties resulting in a recognized gain of $498,000 that previously did not meet the criteria to be classified as held for sale. We also sold a leasehold interest and recognized a gain of $998,000, received funds from three partial property condemnations resulting in a loss of $51,000 and recognized a loss on capital lease terminations of $8,000. We determined that the 61 properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the 61 properties were reflected in our earnings from continuing operations.

As a result of a change in circumstances that was previously considered unlikely, we reclassified one property from held for sale to held and used as the property no longer met the criteria to be held for sale during the third quarter of 2015. A property that is reclassified to held and used is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell.

Real estate held for sale consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(in thousands)	2015	2014
Land	$698	$2,383
Buildings and improvements	874	3,140

	1,572	5,523
Accumulated depreciation and amortization	(267)	(1,180)

Real estate held for sale, net	$1,305	$4,343

The revenue from rental properties, impairment charges, other operating expenses and gains on dispositions of real estate related to these properties are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues from rental properties	$5	$622	$166	$2,163
Impairment charges	(2,760)	(1,985)	(4,574)	(5,018)
Other operating income (expenses)	1,039	(164)	1,588	(1,287)

Loss from operating activities	(1,716)	(1,527)	(2,820)	(4,142)
Gains on dispositions of real estate	228	2,757	352	7,127

(Loss) earnings from discontinued operations	$(1,488)	$1,230	$(2,468)	$2,985

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

We recorded non-cash impairment charges aggregating $4,460,000 and $15,256,000 for the three and nine months ended September 30, 2015, respectively, and $2,906,000 and $6,583,000 for the three and nine months ended September 30, 2014, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as it relates to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bid and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $8,043,000 of the $15,256,000 in impairments recognized during the nine months ended September 30, 2015), for which we do not have access to the unobservable inputs used to determine these estimated fair values, (ii) discounted cash flow models (this method was used to determine $641,000 of the $15,256,000 in impairments recognized during the nine months ended September 30, 2015) and (iii) the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value (this method was used to determine $6,572,000 of the $15,256,000 in impairments recognized during the nine months ended September 30, 2015). The non-cash impairment charges recorded during the three and nine months ended September 30, 2015 and 2014 were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Deferred Gain: On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including seller financing, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of gain by the full accrual method. Accordingly, we recorded deferred gains of approximately $3,900,000 related to the Ramoco sale at September 30, 2015. The deferred gain is recorded in accounts payable and accrued liabilities on our balance sheet at September 30, 2015.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and nine months ended September 30, 2015 and 2014.

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

Income Taxes: We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2012, 2013 and 2014, and tax returns which will be filed for the year ended 2015, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations.

Earnings per Common Share: Basic earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of September 30, 2015 and 2014, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Earnings from continuing operations	$8,523	$9,005	$19,985	$23,525
Less dividend equivalents attributable to RSUs outstanding	(96)	(89)	(273)	(240)

Earnings from continuing operations attributable to common shareholders	8,427	8,916	19,712	23,285

(Loss) earnings from discontinued operations	(1,488)	1,230	(2,468)	2,985
Less dividend equivalents attributable to RSUs outstanding	—	(12)	—	(31)

(Loss) earnings from discontinued operations attributable to common shareholders	(1,488)	1,218	(2,468)	2,954

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$6,939	$10,134	$17,244	$26,239

Weighted-average number of common shares outstanding:
Basic	33,422	33,417	33,420	33,406

Diluted	33,422	33,417	33,420	33,406

RSUs outstanding at the end of the period	401	333	401	333

Dividends: For the nine months ended September 30, 2015 and 2014, we paid cash dividends of $27,035,000 or $0.80 per share (which consisted of $22,310,000 or $0.66 per share from regular quarterly cash dividends and a $4,725,000 or $0.14 per share special cash dividend) and $21,925,000 or $0.65 per share (which consisted of $20,240,000 or $0.60 per share from regular quarterly cash dividends and a $1,685,000 or $0.05 per share special cash dividend), respectively.

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

2. LEASES

As of September 30, 2015, we owned 764 properties and leased 102 properties from third-party landlords. Our 866 properties are located in 23 states across the United States and Washington, D.C., with concentrations in the Northeast and Mid-Atlantic regions. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their gas stations, convenience stores, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. (See note 5 for additional information regarding environmental obligations.) Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the three and nine months ended September 30, 2015 were $29,077,000 and $78,471,000, respectively. Revenues from rental properties included in continuing operations for the three and nine months ended September 30, 2014 were $24,078,000 and $72,198,000, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23,513,000 and $64,695,000 for the three and nine months ended September 30, 2015, respectively, and $19,528,000 and $57,810,000 for the three and nine months ended September 30, 2014, respectively. “Pass-through” real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements included in revenues from rental properties and rental property expenses in continuing operations totaled $4,237,000 and $11,095,000 for the three and nine months ended September 30, 2015, respectively, and $3,743,000 and $9,860,000 for the three and nine months ended September 30, 2014, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $1,327,000 and $2,681,000 for the three and nine months ended September 30, 2015, respectively, and $807,000 and $4,531,000 for the three and nine months ended September 30, 2014, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $94,549,000 net investment in direct financing leases as of September 30, 2015 are minimum lease payments receivable of $182,424,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $101,854,000. The components of the $95,764,000 net investment in direct financing leases as of December 31, 2014 were minimum lease payments receivable of $191,491,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $109,706,000.

Marketing and the Master Lease

Approximately 415 of the properties we own or lease as of September 30, 2015 were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

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

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10,800,000 on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

The funds received from the Marketing Estate for the nine months ended September 30, 2015 are included in other income on our consolidated statements of operations.

Leasing Activities

As of September 30, 2015, we have entered into long-term triple-net leases with petroleum distributors for 14 separate property portfolios comprising approximately 370 properties in the aggregate that were previously leased to Marketing. We have also entered into month-to-month license agreements with occupants of 18 properties previously leased to Marketing (substantially all of whom were former tenants of Marketing) allowing such occupants to continue to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements, we receive monthly licensing fees and are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation.

The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2015, we have a remaining commitment to co-invest as much as $12,235,000 in the aggregate with our tenants for a portion of such capital expenditures within the next approximately five years. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2015, we removed $13,033,000 of asset retirement obligations and $10,555,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,478,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $90,000 and $60,000 of lease origination costs for the nine months ended September 30, 2015 and 2014, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Major Tenants

As of September 30, 2015, we had three significant tenants by revenue:

•

We lease 152 gasoline station and convenience store properties in three separate unitary leases to subsidiaries of Global Partners, LP (NYSE: GLP). In aggregate, subsidiaries of Global Partners represented 21% and 10% of our rental revenues for the nine months ended September 30, 2015 and 2014, respectively. These rental revenue percentages include the impact of two leases, which were assigned by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group) to subsidiaries of Global Partners in June 2015. The foregoing assigned leases and our current lease with subsidiaries of Global Partners are all guaranteed by the parent company.

•

We lease 110 gasoline station and convenience store properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. In aggregate, subsidiaries of Chestnut Petroleum represented 17% and 20% of our rental revenues for the nine months ended September 30, 2015 and 2014, respectively. Our leases with Chestnut Petroleum are separate, non-cross defaulted leases with different subsidiaries of Chestnut Petroleum, since the subsidiaries are affiliated with one another and under common control, a material adverse impact on one subsidiary, or failure of one subsidiary to perform its rental and other obligations to us, may contribute to a material adverse impact on the other subsidiary and/or failure of the other subsidiary to perform its rental and other obligations to us.

•

We lease 77 gasoline station and convenience store properties under three separate, cross-defaulted unitary leases to Apro, LLC (d/b/a “United Oil”). In aggregate, United Oil represented 7% of our rental revenues for the nine months ended September 30, 2015. (See below for more information regarding the United Oil Transaction.)

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

NECG Lease Restructuring

Eviction proceedings against a holdover group of former Marketing subtenants who continued to occupy properties in the State of Connecticut which are subject to our unitary lease with NECG (the “NECG Lease”) had a material adverse impact on NECG’s operations and profitability. In June 2013, the Connecticut Superior Court ruled in our favor with respect to all 24 locations involved in these proceedings. However, in July 2013, a majority of the operators against whom these Superior Court rulings were made appealed the decisions. Following the Superior Court ruling, 16 of the 24 former operators against whom eviction proceedings were brought either reached agreements with NECG to remain at their properties or voluntarily vacated them, and in either case their appeals were withdrawn. Eight of the operators remained in contested occupancy of the subject sites during the pendency of their appeal. On January 27, 2015, the Connecticut Supreme Court, in a written opinion, affirmed the Superior Court rulings in favor of NECG and us. As a result, we or NECG have regained possession of all of the locations that were still subject to appeal.

In August 2013, we entered into an agreement to modify the NECG Lease and, as part of such agreement, we deferred portions of the scheduled rent payments due from NECG. This lease modification agreement also included provisions under which we can recapture and sever properties from the NECG Lease and, as of September 30, 2015, we have removed 31 of the original 84 properties from the NECG Lease. As a result of the disruption and costs associated with the holdover litigation, NECG was not current in its rent and certain other obligations to us under the NECG Lease. As of September 30, 2015, we have a total accounts receivable bad debt reserve related to the NECG Lease of $2,035,000 for amounts which we do not believe we will collect from NECG.

As a result of the developments with NECG described above, we concluded that it was probable that we would not receive from NECG the entire amount of the contractual lease payments owed to us under the NECG Lease. Accordingly, as of September 30, 2015, we have fully reserved for the outstanding deferred rent receivable balance of $6,101,000. Allowances for deferred rent receivable reduce our net earnings, but do not impact our cash flow from operating activities.

We continue to be engaged in discussions with NECG about additional modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease. As of September 30, 2015, and the date of this Quarterly Report on Form 10-Q, NECG is current in its rent payments to us under the NECG Lease, as amended.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2015 and December 31, 2014, we had accrued $11,380,000 and $11,040,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $349,000 and $130,000 for certain of these matters during the nine months ended September 30, 2015 and 2014, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gas station properties from which the releases occurred. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. Preliminary settlement communications from the plaintiffs indicated that they were seeking $88,000,000 collectively from us, Marketing and Lukoil. Subsequent communications from the plaintiffs indicate that they are seeking approximately $24,000,000 from us. We have countered with a settlement offer on behalf of the Company only, which was rejected. We do not believe that plaintiffs’ settlement proposal is realistic given the legal theories and facts applicable to our activities and gas stations, and affirmative defenses available to us, all of which we believe have not been sufficiently developed in the proceedings. We continue to engage in a settlement negotiation and a dialogue to educate the plaintiff’s counsel on the unique nature of the Company and our business as compared to the other defendants in the litigation. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by Marketing and under which we believe we are entitled to coverage; however, we have not yet confirmed whether and to what extent such coverage may actually be available. We are unable to estimate with certainty the amount of possible loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. Our best estimate of the loss within a range of loss has been accrued for; however, it is possible that losses related to the New Jersey MDL Proceedings could result in a loss in excess of the amount accrued as of September 30, 2015 and such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of

September 30, 2015, borrowings under the Revolving Facility were $106,000,000 and borrowings under the Term Loan were $50,000,000 and, as of December 31, 2014, borrowings under our prior credit agreement were $25,000,000. The interest rate on Credit Agreement borrowings at September 30, 2015 was approximately 3.4% per annum.

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

Prudential Loan Agreement

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as Series A Notes, and issued $75,000,000 of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes will continue to bear interest at 6.0% and will mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of September 30, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000 and, as of December 31, 2014, borrowings under the prior senior secured note purchase agreement were $100,000,000.

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

As of September 30, 2015, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

The maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Borrowing under credit lines - Revolving Facility	June 2018	$106,000,000
Borrowing under credit lines - Term Loan	June 2020	$50,000,000
Series A Note under the Restated Prudential Note Purchase Agreement	February 2021	$100,000,000
Series B Note under the Restated Prudential Note Purchase Agreement	June 2023	$75,000,000

As of September 30, 2015, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value, and the fair value of the borrowings under the Prudential Series A Notes and Series B Notes were $107,700,000 and $77,900,000, respectively. As of December 31, 2014, the carrying value of our prior credit agreement approximated fair value, and the fair value of borrowings outstanding under the Prudential Series A Notes was $106,527,000. The fair value of the borrowings outstanding as of September 30, 2015 and December 31, 2014 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at September 30, 2015, we have $45,932,000 accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2015, we had accrued a total of $91,252,000 for our prospective environmental remediation liability. This accrual includes (a) $45,320,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,932,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91,566,000 for our prospective environmental remediation liability. This accrual includes (a) $41,866,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49,700,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,519,000 and $2,032,000 of net accretion expense was recorded for the nine months ended September 30, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2,035,000 and $423,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2015 and 2014, we increased the carrying value of certain of our properties by $8,892,000 and $7,801,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $10,598,000 and $4,961,000 for the nine months ended September 30, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2015 and 2014 included $4,646,000 and $1,078,000, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $51,501,000 and $59,809,000 as of September 30, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2015, we removed $13,033,000 of asset retirement obligations and $10,555,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,478,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

6. SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2015 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
Balance, December 31, 2014	33,417,203	$334	$463,314	$(56,624)	$407,024
Net earnings				17,517	17,517
Dividends				(23,000)	(23,000)
Stock-based employee compensation expense	4,599	—	712	—	712

Balance, September 30, 2015	33,421,802	$334	$464,026	$(62,107)	$402,253

On March 2, 2015, our Board of Directors granted 79,250 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2015 or December 31, 2014.

7. PROPERTY ACQUISITIONS

During nine months ended September 30, 2015, we acquired fee title to 79 gasoline stations and convenience store properties for an aggregate purchase price of $218,300,000.

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

We accounted for the United Oil Transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $142,357,000 of the purchase price to land, $75,664,000 to buildings and equipment, $112,000 to above market leases, $19,775,000 to below market leases, which is accounted for as a deferred liability and $16,136,000 to in-place leases and other intangible assets. We incurred transaction costs of $413,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations. As of September 30, 2015, the purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired assuming that the acquisitions had occurred on January 1, 2014, after giving effect to certain adjustments resulting from the straight-lining of scheduled rent increases. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement to fund the acquisition. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisition reflected herein been consummated on the dates indicated or that will be achieved in the future.

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues from continuing operations	$29,987	$29,304	$88,389	$87,710

Earnings from continuing operations	$8,523	$9,818	$21,820	$25,552

Basic and diluted earnings from continuing operations per common share	$0.25	$0.29	$0.64	$0.76

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled (a) “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in our Annual Report on Form 10-K for the year ended December 31, 2014; (b) “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and (c) “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” which appear in this Quarterly Report on Form 10-Q.

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of retail motor fuel and convenience store properties. As of September 30, 2015, we owned 764 properties and leased 102 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Core Net Lease Portfolio

As of September 30, 2015, we leased 771 properties to tenants under long-term triple-net leases. Our core net lease portfolio consists of 685 properties leased to approximately 24 regional and national fuel distributor tenants under unitary or master triple-net leases and 86 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases covering properties previously leased to Getty Petroleum Marketing, Inc. (“Marketing”) also provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We periodically evaluate our portfolio of properties and, as of September 30, 2015, we had two groups of properties, which we consider transitional: (i) 42 properties, which were either subject to month-to-month license agreements, or which were vacant; and (ii) 53 properties, which were subject to the NECG Lease (as defined below) which is in the process of being restructured.

As of September 30, 2015, we had 18 properties subject to month-to-month license agreements. Our month-to-month license agreements allow the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as gas stations, convenience stores, automotive repair service facilities or other businesses. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of operating expenses such as maintenance, repairs and real estate taxes (“Property Expenditures”), certain environmental compliance costs and costs associated with any environmental remediation. In the aggregate, Property Expenditures and environmental costs exceed the licensing revenues we receive for transitional properties occupied under month-to-month license agreements. As of September 30, 2015, we also had 24 vacant transitional properties where we are responsible for Property Expenditures, environmental compliance costs and costs associated with environmental remediation. We will continue to be responsible for Property Expenditures and environmental costs for these transitional properties until the properties are sold or leased on a triple-net basis. Under many of the agreements pertaining to the sale or leasing of these transitional properties, we will continue to be responsible for certain environmental costs. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

As of September 30, 2015, the 53 remaining properties subject to a unitary triple-net lease with NECG Holdings Corp. (“NECG”) continue to be transitional. Certain of the properties included in our unitary lease with NECG (the “NECG Lease”) were subject to eviction proceedings against former subtenants of Marketing who continued to occupy these properties after the termination of the Master Lease. As of September 30, 2015, we have removed 31 of the original 84 properties from the NECG Lease and agreed to defer portions of rent due to us under the NECG Lease. We continue to be engaged in discussions with NECG about potential modifications to the NECG Lease, which will likely include the removal of additional properties from the NECG Lease. Our discussions with NECG are ongoing and we cannot predict the ultimate outcome of these discussions and their impact on the final size of the portfolio or future rental income associated with the NECG Lease.

During the nine months ended September 30, 2015, we sold 72 properties for $22.2 million in the aggregate. Subsequent to September 30, 2015, we have sold six additional transitional properties for approximately $2.6 million in the aggregate. We continue to reposition our transitional properties and expect that we will either sell, enter into new leases or modify existing leases on these transitional properties over time. Although we are currently working on repositioning these transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

Marketing and the Master Lease

Approximately 415 of the properties we own or lease as of September 30, 2015 were previously leased to Marketing pursuant to the Master Lease. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed the Liquidating Trustee to oversee liquidation of the Marketing Estate.

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

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10.8 million on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $4.5 million and $15.3 million for the three and nine months ended September 30, 2015, respectively, and $2.9 million and $6.6 million for the three and nine months ended September 30, 2014, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to reductions in estimated undiscounted cash flows expected to be received during the assumed holding period, reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

FFO and AFFO are not in accordance with, or a substitute for, measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

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

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings	$7,035	$10,235	$17,517	$26,510
Depreciation and amortization of real estate assets	4,629	3,372	12,192	8,034
(Gains) on dispositions of real estate	(1,923)	(4,146)	(1,789)	(8,516)
Impairment charges	4,460	2,906	15,256	6,583

Funds from operations	14,201	12,367	43,176	32,611
Revenue recognition adjustments	(1,287)	(820)	(2,621)	(4,644)
Allowance for deferred rental revenue	(89)	(16)	(93)	1,568
Allowance for mortgage receivable	—	(98)	—	35

Non-cash changes in environmental estimates	(1,171)	(410)	(2,035)	(423)
Accretion expense	1,120	746	3,519	2,032
Acquisition costs	22	27	435	53

Adjusted funds from operations	$12,796	$11,796	$42,381	$31,232

Diluted per share amounts:
Earnings per share	$0.21	$0.30	$0.52	$0.79
Funds from operations per share	$0.42	$0.37	$1.28	$0.97
Adjusted funds from operations per share	$0.38	$0.35	$1.25	$0.93
Diluted weighted-average shares outstanding	33,422	33,417	33,420	33,406

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total revenues included in continuing operations increased by $5.1 million to $30.0 million for the three months ended September 30, 2015, as compared to $24.9 million for the three months ended September 30, 2014. The increase in total revenues for the three months ended September 30, 2015 was primarily due to approximately $3.7 million of revenues from the United Oil Transaction which closed in June 2015 and a $0.5 million increase in Revenue Recognition Adjustments. Revenues from rental properties included in continuing operations were $29.1 million and $24.1 million for the three months ended September 30, 2015 and 2014, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23.5 million for the three months ended September 30, 2015, as compared to $19.5 million for the three months ended September 30, 2014. Revenues from rental properties and rental property expenses included $4.2 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $0.9 million for the three months ended September 30, 2015, as compared to $0.8 million for the three months ended September 30, 2014.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.3 million for the three months ended September 30, 2015 and $0.8 million for the three months ended September 30, 2014.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $6.3 million for the three months ended September 30, 2015, as compared to $5.6 million for the three months ended September 30, 2014. The increase in rental property expenses for the three months ended September 30, 2015 was primarily attributable to an increase in “pass-through” real estate taxes and taxes paid by us offset by reductions in maintenance and other property related expenses paid by us.

Non-cash impairment charges included in continuing operations were $1.7 million for the three months ended September 30, 2015, as compared to $0.9 million for the three months ended September 30, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended September 30, 2015 and 2014 were primarily attributable to reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties and the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the three months ended September 30, 2015 were $1.6 million, as compared to $1.2 million for the three months ended September 30, 2014. The increase in environmental expenses for the three months ended September 30, 2015 was principally due to a $0.4 million increase in accretion expense. (See – “Environmental Matters” below for more information.) Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $0.5 million to $4.2 million for the three months ended September 30, 2015, as compared to $3.7 million for the three months ended September 30, 2014. The increase in general and administrative expenses for the three months ended September 30, 2015 was principally due to $0.6 million of non-recurring employee related expenses partially offset by a decrease in professional fees.

Allowance for uncollectible accounts included in continuing operations for the three months ended September 30, 2015 was $0.3 million, as compared to $0.2 million for the three months ended September 30, 2014. The allowances for the three months ended September 30, 2015 were primarily related to reserves associated with the NECG Lease.

Depreciation and amortization expense included in continuing operations was $4.6 million for the three months ended September 30, 2015, as compared to $3.4 million for the three months ended September 30, 2014. The increase was primarily due to depreciation charges related to asset retirement costs of $1.4 million for environmental liabilities and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Interest expense was $4.5 million for the three months ended September 30, 2015, as compared to $2.4 million for the three months ended September 30, 2014. The increase was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction.

We report as discontinued operations the results of eight properties accounted for as held for sale in accordance with GAAP as of September 30, 2015 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the three months ended September 30, 2014 have been classified as discontinued operations to conform to the 2015 presentation. Loss from discontinued operations was $1.5 million for the three months ended September 30, 2015, as compared to earnings of $1.2 million for the three months ended September 30, 2014. The increase in loss was primarily due to lower gains on dispositions of real estate and an increase in loss from operating activities. Gains on dispositions of real estate included in discontinued operations were $0.2 million for the three months ended September 30, 2015 and $2.8 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, there were four property dispositions recorded in discontinued operations. For the three months ended September 30, 2014, there were 20 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the three months ended September 30, 2015 and 2014 of $2.8 million and $2.0 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended September 30, 2015 FFO was $14.2 million, as compared to $12.4 million for the three months ended September 30, 2014. FFO for the three months ended September 30, 2015 was impacted by changes in net earnings as well as a $1.6 million increase in impairment charges, a $1.2 million increase in depreciation and amortization expense and a $2.2 million decrease in gains on dispositions of real estate. AFFO increased by $1.0 million to $12.8 million, as compared to $11.8 million for the prior period. In addition to the factors affecting net earnings and FFO, AFFO for the three months ended September 30, 2015 was also impacted by a $0.1 million decrease in the allowance for deferred rental revenue, a $0.4 million decrease in non-cash environmental expenses, accretion and credits, a $0.1 million increase in allowance for mortgage receivable and a $0.5 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.21 per share for the three months ended September 30, 2015, as compared to $0.30 per share for the three months ended September 30, 2014. Diluted FFO per share was $0.42 per share for the three months ended September 30, 2015, as compared to $0.37 per share for the three months ended September 30, 2014. Diluted AFFO per share for the three months ended September 30, 2015 was $0.38 per share, as compared to $0.35 per share for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Total revenues included in continuing operations increased by $6.4 million to $80.9 million for the nine months ended September 30, 2015, as compared to $74.5 million for the nine months ended September 30, 2014. The increase in total revenues for the nine months ended September 30, 2015 was primarily due to approximately $4.8 million of revenues from the United Oil Transaction which closed in June 2015, offset by reductions in Revenue Recognition Adjustments. Revenues from rental properties included in continuing operations were $78.5 million and $72.2 million for the nine months ended September 30, 2015 and 2014, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $64.7 million for the nine months ended September 30, 2015, as compared to $57.8 million for the nine months ended September 30, 2014. Revenues from rental properties and rental property expenses included $11.1 million and $9.9 million for the nine months ended September 30, 2015 and 2014, respectively, of “pass-through” real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements. Interest income on notes and mortgages receivable was $2.5 million for the nine months ended September 30, 2015, as compared to $2.3 million for the nine months ended September 30, 2014.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $2.7 million for the nine months ended September 30, 2015 and $4.5 million for the nine months ended September 30, 2014.

Rental property expenses included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes and maintenance expense, were $18.0 million for the nine months ended September 30, 2015, as compared to $17.5 million for the nine months ended

September 30, 2014. The increase in rental property expenses for the nine months ended September 30, 2015 was primarily attributable to an increase in “pass through” real estate taxes and taxes paid by us offset by reductions in maintenance and other property related expenses paid by us.

Non-cash impairment charges included in continuing operations were $10.7 million for the nine months ended September 30, 2015, as compared to $1.6 million for the nine months ended September 30, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the nine months ended September 30, 2015 and 2014 were primarily attributable to reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties and the effect of adding asset retirement costs as a result of increases in our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value.

Environmental expenses included in continuing operations for the nine months ended September 30, 2015 increased by $1.5 million to $5.3 million, as compared to $3.8 million for the nine months ended September 30, 2014. The increase in environmental expenses for the nine months ended September 30, 2015 was principally due to a $1.5 million increase in accretion expense. (See – “Environmental Matters” below for more information.) Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $0.9 million to $12.9 million for the nine months ended September 30, 2015, as compared to $12.0 million for the nine months ended September 30, 2014. The increase in general and administrative expenses for the nine months ended September 30, 2015 was principally due to a $0.6 million increase in professional fees, including $0.4 million of expenses related to the United Oil Transaction and an increase in employee related expenses.

Allowance for uncollectible accounts included in continuing operations for the nine months ended September 30, 2015 was $0.7 million, as compared to $2.3 million for the nine months ended September 30, 2014. The allowances for the nine months ended September 30, 2014 were primarily related to reserves associated with the NECG Lease.

Depreciation and amortization expense included in continuing operations was $12.2 million for the nine months ended September 30, 2015, as compared to $8.0 million for the nine months ended September 30, 2014. The increase was primarily due to depreciation charges related to asset retirement costs of $4.6 million for environmental liabilities and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Other income, net for the nine months ended September 30, 2015 was $7.5 million, as compared to $0.2 million for the nine months ended September 30, 2014. The income received during the nine months ended September 30, 2015 was primarily attributable to a $6.8 million distribution from the Marketing Estate on account of our general unsecured claims, and approximately $0.6 million received from the Marketing Estate in full resolution of a dispute regarding our agreement to fund the lawsuit that was brought against Lukoil Americas Corporation.

Interest expense was $10.2 million for the nine months ended September 30, 2015, as compared to $7.4 million for the nine months ended September 30, 2014. The increase was due higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

We report as discontinued operations the results of eight properties accounted for as held for sale in accordance with GAAP as of September 30, 2015 and certain properties disposed of during the periods presented that were previously classified as held for sale. The operating results and gains on dispositions of real estate sold during the nine months ended September 30, 2014 have been classified as discontinued operations to conform to the 2015 presentation. Loss from discontinued operations was $2.5 million for the nine months ended September 30, 2015, as compared to earnings from discontinued operations of $3.0 million for the nine months ended September 30, 2014. The decrease was primarily due to lower gains on dispositions of real estate offset by a reduction in loss from operating activities. Gains on dispositions of real estate included in discontinued operations were $0.4 million for the nine months ended September 30, 2015 and $7.1 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, there were 11 property dispositions recorded in discontinued operations. For the nine months ended September 30, 2014, there were 69 property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the nine months ended September 30, 2015 and 2014 of $4.6 million and $5.0 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gain on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the nine months ended September 30, 2015 FFO was $43.2 million, as compared to $32.6 million for the nine months ended September 30, 2014. FFO for the nine months ended September 30, 2015 was impacted by changes in net earnings as well as an $8.7 million increase in impairment charges, a $4.2 million increase in depreciation and amortization expense and a $6.7 million decrease in gains on dispositions of real estate. AFFO increased by $11.2 million to $42.4 million, as compared to $31.2 million for the prior period. In addition to the factors affecting net earnings and FFO, AFFO for the nine months ended September 30, 2015 was also impacted by a $1.7 million decrease in the allowance for deferred rental revenue, a $0.1 million decrease in non-cash environmental expenses, accretion and credits, and a $2.0 million decrease in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Diluted earnings per share was $0.52 per share for the nine months ended September 30, 2015, as compared to $0.79 per share for the nine months ended September 30, 2014. Diluted FFO per share was $1.28 per share for the nine months ended September 30, 2015, as compared to $0.97 per share for the nine months ended September 30, 2014. Diluted AFFO per share for the nine months ended September 30, 2015 was $1.25 per share, as compared to $0.93 per share for the nine months ended September 30, 2014.

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

Our cash flow activities for the nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Net cash flow provided by operating activities	$34,355	$22,401
Net cash flow (used in) provided by investing activities	($209,656)	$26,888
Net cash flow provided by(used in) financing activities	$175,946	($52,928)

Operating Activities

Cash flow from operating activities increased by $12.0 million for the nine months ended September 30, 2015 to $34.4 million, as compared to $22.4 million for the nine months ended September 30, 2014. The change in cash provided by operations for the nine months ended September 30, 2015 and 2014 is primarily the result of the United Oil Transaction and the receipt of an approximately $7.4 million distribution from the Marketing Estate.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Cash flows from investing activities decreased by $236.6 million for the nine months ended September 30, 2015 to a use of $209.7 million, as compared to $26.9 million for the nine months ended September 30, 2014. The decrease was primarily due to an increase in property acquisitions of $212.2 million, a decrease in cash held for property acquisitions of $13.4 million and a decrease in proceeds from the sale of rental properties of $11.3 million.

Financing Activities

Cash flows from financing activities increased by $228.8 million for the nine months ended September 30, 2015 to $175.9 million, as compared to a use of $52.9 million for the nine months ended September 30, 2014. The increase was primarily due to net borrowings under the Credit Agreement, the Restated Prudential Note Purchase Agreement and the prior credit agreement of $206.0 million for the nine months ended September 30, 2015, as compared to net repayments of the prior credit agreement of $31.0 million for the nine months ended September 30, 2014 offset by an increase in dividends paid on common stock of $5.1 million and an increase in loan origination costs of $2.4 million.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of September 30, 2015, borrowings under the Revolving Facility were $106.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2014, borrowings under our prior credit agreement were $25.0 million, respectively.

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

Prudential Loan Agreement

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as Series A Notes, and issued $75.0 million of Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes will continue to bear interest at 6.0% and will mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of September 30, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million and, as of December 31, 2014, borrowings under the prior senior secured note purchase agreement were $100.0 million.

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

As of September 30, 2015, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

The maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Borrowing under credit lines - Revolving Facility	June 2018	$106,000,000
Borrowing under credit lines - Term Loan	June 2020	$50,000,000
Series A Note under the Restated Prudential Note Purchase Agreement	February 2021	$100,000,000
Series B Note under the Restated Prudential Note Purchase Agreement	June 2023	$75,000,000

Property Acquisitions and Capital Expenditures

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. Our property acquisitions and capital expenditures for the nine months ended September 30, 2015 were $218.3 million, substantially all of which was for the United Oil Transaction. Our property acquisitions and capital expenditures for the nine months ended September 30, 2014 were $6.8 million, substantially all of which was for the acquisition of seven properties.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We have no current plans to make material improvements to any of our properties other than the properties previously subject to the Master Lease with Marketing. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2015, we have a remaining commitment to co-invest as much as $12.2 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing. (For additional information regarding capital expenditures related to the properties previously subject to the Master Lease, see “Item 2. Properties” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014). To the extent that our sources of liquidity are not sufficient to fund acquisitions and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default. Cash dividends paid to our shareholders for the nine months ended September 30, 2015 consisted of $22.3 million or $0.66 per share from regular quarterly cash dividends and a $4.7 million or $0.14 per share special cash dividend. There can be no assurance that we will continue to pay cash dividends at historical rates.

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

At December 31, 2014, we developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at September 30, 2015, we have $45.9 million accrued for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2015, we had accrued a total of $91.3 million for our prospective environmental remediation liability. This accrual includes (a) $45.4 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.9 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2014, we had accrued a total of $91.6 million for our prospective environmental remediation liability. This accrual includes (a) $41.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $49.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.5 million and $2.0 million of net accretion expense was recorded for the nine months ended September 30, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2015 and 2014, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2.0 million and $0.4 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2015 and 2014, we increased the carrying value of certain of our properties by $8.9 million and $7.8 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $10.6 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2015 and 2014 included $4.6 million and $1.1 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $51.5 million and $59.8 million as of September 30, 2015 and December 31, 2014, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2015, we removed $13.0 million of asset retirement obligations and $10.5 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.5 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. (See note 2 for additional information.)

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

Environmental litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2015 and December 31, 2014, we had accrued an aggregate $11.4 million and $11.0 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. (For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014, and note 3 to our accompanying consolidated financial statements in “Part I Financial Information, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.)

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words “believes,” “expects,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions, we intend to identify forward-looking statements.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our network of retail motor fuel and convenience store properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liability resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; our efforts, expectations and ability to reposition our remaining transitional properties; our beliefs regarding the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; our expectations regarding incurring costs associated with repositioning our remaining transitional properties including, but not limited to, Property Expenditures, environmental costs and potential capital expenditures; our expectations regarding eviction proceedings initiated to take control of our properties; our expectations regarding the restructuring of the NECG Lease; our expectation about corporate-level federal income taxes; the impact of the developments related to the repositioning of our properties on our business and ability to pay dividends or our stock price; the reasonableness of our projections and assumptions used regarding our accounting estimates, allowances, accruals, judgments, assumptions and beliefs; our beliefs about our critical accounting policies; our exposure and liability due to and our estimates and assumptions regarding our environmental liabilities and remediation costs; our beliefs about loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our expectations regarding our indemnification obligations and the indemnification obligations of others; our expectations about our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our expectation as to our continued compliance with the covenants in our Credit Agreement and Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; and our ability to maintain our federal tax status as a REIT.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured revolving credit agreement (the “Credit Agreement”) entered into on June 2, 2015 with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of September 30, 2015 were $156.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement projected at $156.0 million for 2015, an increase in market interest rates of 0.50% for 2015 would decrease our 2015 net income and cash flows by approximately $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $156.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2015 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

In January 2015, we implemented a new operating and accounting software system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of September 30, 2015. Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, and to note 3 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II, Item 1A. Risk Factors” which appears in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, except as follows:

We may change our dividend policy and the dividends we pay may be subject to significant volatility.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on such factors as the Board of Directors deems relevant. In addition, our Credit Agreement and our Restated Prudential Note Purchase Agreement prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock he, she or it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

As a result of the factors described herein and elsewhere in this Quarterly Report on Form 10-Q and those that are described from time to time in our other filings with the SEC, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or our stock price.

The loss of certain members of our management team could adversely affect our business.

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and on the continued contributions of members of our senior management team, each of whom would be difficult to replace. As a REIT, we employ only 31 employees and have a cost-effective management structure. We do not have any employment agreements with any of our executives. In the event of the loss of key management personnel, or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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
November 6, 2015

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
November 6, 2015

By:	/s/ DAVID B. DRISCOLL
David B. Driscoll
President and Chief Executive Officer (Principal Executive Officer)
November 6, 2015