Form 10-Q
period 2016-03-31
GETTY REALTY CORP /MD/
filed 2016-05-05
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-13777

GETTY REALTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	11-3412575
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Jericho Plaza, Suite 110

Jericho, New York 11753-1681

(Address of Principal Executive Offices) (Zip Code)

(516) 478-5400

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 33,710,956 shares of common stock as of May 5, 2016

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Real Estate:
Land	$475,311	$475,784
Buildings and improvements	304,498	304,894
Construction in progress	44	955

	779,853	781,633
Less accumulated depreciation and amortization	(110,216)	(107,109)

Real estate held for use, net	669,637	674,524
Real estate held for sale, net	993	1,339

Real estate, net	670,630	675,863
Net investment in direct financing leases	93,635	94,098
Deferred rent receivable	26,660	25,450
Cash and cash equivalents	8,112	3,942
Restricted cash	381	409
Notes and mortgages receivable	47,618	48,455
Accounts receivable, net of allowance of $2,801 and $2,634, respectively	1,754	2,975
Prepaid expenses and other assets	44,599	45,726

Total assets	$893,389	$896,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$146,275	$142,100
Senior unsecured notes, net	174,703	174,689
Mortgage payable, net	306	303
Environmental remediation obligations	82,740	84,345
Dividends payable	8,534	15,897
Accounts payable and accrued liabilities	70,482	73,023

Total liabilities	483,040	490,357

Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,701,186 and 33,422,170 shares issued and outstanding, respectively	337	334
Additional paid-in capital	468,954	464,338
Dividends paid in excess of earnings	(58,942)	(58,111)

Total shareholders’ equity	410,349	406,561

Total liabilities and shareholders’ equity	$893,389	$896,918

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Revenues from rental properties	$24,388	$20,413
Tenant reimbursements	2,921	3,514
Interest on notes and mortgages receivable	1,118	781

Total revenues	28,427	24,708

Operating expenses:
Property costs	5,290	6,171
Impairments	1,989	6,728
Environmental	815	1,869
General and administrative	4,044	3,789
Allowance for uncollectible accounts	230	50
Depreciation and amortization	4,622	3,585

Total operating expenses	16,990	22,192

Operating income	11,437	2,516
Gains (loss) on dispositions of real estate	644	(218)
Other (expense) income, net	(24)	4
Interest expense	(4,215)	(2,383)

Earnings (loss) from continuing operations	7,842	(81)
Discontinued operations:
Earnings (loss) from operating activities	18	(1,148)
(Loss) gains on dispositions of real estate	(157)	92

(Loss) from discontinued operations	(139)	(1,056)

Net earnings (loss)	$7,703	$(1,137)

Basic and diluted earnings per common share:
Earnings (loss) from continuing operations	$0.23	$(0.01)
(Loss) from discontinued operations	0.00	(0.03)
Net earnings (loss)	$0.23	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	33,659	33,417

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$7,703	$(1,137)
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	4,622	3,585
Impairment charges	2,309	7,913
(Gains) loss on dispositions of real estate
Continuing operations	(644)	218
Discontinued operations	157	(92)
Deferred rent receivable, net of allowance	(1,210)	(955)
Bad debt expense	230	38
Accretion expense	953	1,169
Other	444	622
Changes in assets and liabilities:
Accounts receivable	773	(1,074)
Prepaid expenses and other assets	292	(308)
Environmental remediation obligations	(4,607)	(2,993)
Accounts payable and accrued liabilities	(1,581)	(664)

Net cash flow provided by operating activities	9,441	6,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(292)	—
Proceeds from dispositions of real estate
Continuing operations	605	125
Discontinued operations	—	621
Change in cash held for property acquisitions	10	535
Change in restricted cash	28	304
Amortization of investment in direct financing leases	463	384
Addition to construction in progress	(25)	—
Collection of notes and mortgages receivable	1,616	927

Net cash flow provided by investing activities	2,405	2,896

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	8,000	12,500
Repayments under credit agreements	(4,000)	(6,000)
Payments of cash dividends	(11,385)	(12,150)
Cash paid in settlement of restricted stock units	(267)	—
Other	(24)	(39)

Net cash flow (used in) financing activities	(7,676)	(5,689)

Change in cash and cash equivalents	4,170	3,529
Cash and cash equivalents at beginning of period	3,942	3,111

Cash and cash equivalents at end of period	$8,112	$6,640

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$3,993	$2,114
Income taxes	110	23
Environmental remediation obligations	3,621	2,933
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	779	872

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 842 properties are located in 23 states across the United States and Washington, D.C. Our properties are operated under a variety of brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

NOTE 2. — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We do not distinguish our principal business or our operations on a geographical basis for purposes of measuring performance. We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates, Judgments and Assumptions

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. This guidance is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The new guidance affects disclosures only and is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Fair Value Hierarchy

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2016 and December 31, 2015 of $620,000 and $1,264,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of March 31, 2016 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$531	$—	$—	$531
Liabilities:
Deferred compensation	$—	$531	$—	$531

The following summarizes as of December 31, 2015 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$888	$—	$—	$888
Liabilities:
Deferred compensation	$—	$888	$—	$888

Fair Value Disclosure of Financial Instruments

All of our financial instruments are reflected in the accompanying consolidated balance sheets at amounts which, in our estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those separately disclosed in the notes to our consolidated financial statements.

Real Estate

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Assets are written down to fair value when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Assets held for disposal are written down to fair value less estimated disposition costs.

We recorded non-cash impairment charges aggregating $2,309,000 and $7,913,000 for the three months ended March 31, 2016 and 2015, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as it relates to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bid and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $447,000 of the $2,309,000 in impairments recognized during the three months ended March 31, 2016), for which we do not have access to the unobservable inputs used to determine these estimated fair values and (ii) discounted cash flow models (this method was used to determine $777,000 of the $2,309,000 in impairments recognized during the three months ended March 31, 2016). During the three months ended March 31, 2016, we recorded $1,085,000 of the $2,309,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

The non-cash impairment charges recorded during the three months ended March 31, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including seller financing, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of gain by the full accrual method. Accordingly, we recorded deferred gains of approximately $3,900,000 related to the Ramoco sale. The deferred gain is recorded in accounts payable and accrued liabilities on our balance sheet at March 31, 2016 and December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage in the amount of approximately $13,900,000.

Deferred Rent Receivable and Revenue Recognition

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

Direct Financing Leases

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2016 and 2015.

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

Notes and Mortgages Receivable

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

Environmental Remediation Obligations

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

Income Taxes

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

Dividends

For the three months ended March 31, 2016, we paid dividends of $15,897,000 or $0.47 per share (which consisted of a $8,456,000 or $0.25 per share regular quarterly cash dividend and a $7,441,000 or $0.22 per share special cash and stock dividend). For the three months ended March 31, 2015, we paid dividends of $12,150,000 or $0.36 per share (which consisted of a $7,425,000 or $0.22 per share regular quarterly cash dividend and a $4,725,000 or $0.14 per share special cash dividend).

NOTE 3. — LEASES

As of March 31, 2016, we owned 747 properties and leased 95 properties from third-party landlords. Our 842 properties are located in 23 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the three months ended March 31, 2016 and 2015 were $24,388,000 and $20,413,000, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23,436,000 and $19,838,000 for the three months ended March 31, 2016 and 2015, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $2,921,000 and $3,514,000 for the three months ended March 31, 2016 and 2015, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line (or average) basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $952,000 and $575,000 for the three months ended March 31, 2016 and 2015, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

The components of the $93,635,000 net investment in direct financing leases as of March 31, 2016 are minimum lease payments receivable of $176,317,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $96,661,000. The components of the $94,098,000 net investment in direct financing leases as of December 31, 2015 are minimum lease payments receivable of $179,372,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $99,253,000.

Marketing and the Master Lease

As of March 31, 2016, 403 of the properties we own or lease, were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

As part of Marketing’s bankruptcy proceeding, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case (the “Settlement Agreement”). The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received a distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund a lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Marketing’s creditors. As a result, on April 22, 2015, we also received an additional distribution of $550,000 from the Marketing Estate in full resolution of the funding agreement dispute.

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10,800,000 on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

Leasing Activities

As of March 31, 2016, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising 356 properties in the aggregate that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years, and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2016, we have a remaining commitment to fund as much as $11,699,000 in the aggregate with our tenants for a portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2016, we removed $13,612,000 of asset retirement obligations and $10,775,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,837,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We incurred $145,000 and $90,000 of lease origination costs for the three months ended March 31, 2016 and 2015, respectively, which deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Month-to-Month License Agreements

As of March 31, 2016, nine of our properties are subject to month-to-month license agreements, which allow the licensees (substantially all of whom were former tenants of Marketing) to occupy and use these properties as convenience stores, gasoline stations, automotive repair service facilities or other businesses. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain costs associated with the properties. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of certain operating expenses (such as maintenance, repairs and real estate taxes), certain environmental compliance costs and costs associated with any environmental remediation. We will continue to be responsible for such operating expenses and environmental costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements thereafter.

Major Tenants

As of March 31, 2016, we had three significant tenants by revenue:

•

We leased 167 convenience store and gasoline station properties in three separate unitary leases to subsidiaries of Global Partners, LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 19% and 23% of our rental revenues for the three months ended March 31, 2016 and 2015, respectively. All three of our leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 80 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 18% and 22% of our rental revenues for the three months ended March 31, 2016 and 2015, respectively. The largest of these unitary leases, accounting for 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 16% of our rental revenues for the three months ended March 31, 2016. See Note 10 for additional information regarding the United Oil Transaction.

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

We had previously entered into a lease modification agreement with NECG which deferred a portion of NECG’s rent due to us and allowed us to remove properties from the NECG Lease. As a result, as of December 31, 2015, there were eight properties remaining in the NECG Lease.

During the first quarter of 2016, we severed three properties from the NECG Lease which are now vacant. In addition, we severed and then sold one property from the NECG Lease. The remaining four properties continue to be leased to NECG with the understanding that the properties will be removed from the NECG Lease when we complete their repositioning.

NOTE 4. — COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, exceed federally insurable limits.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2016 and December 31, 2015, we had accrued $11,325,000 and $11,265,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $60,000 and $100,000 for certain of these matters during the three months ended March 31, 2016 and 2015, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower

8-miles of the 17 mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections, and on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that would involve bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA.

Many uncertainties remain regarding how the EPA intends to implement the ROD. We anticipate that performance of the EPA’s selected remedy will be subject to future negotiations, potential enforcement proceedings and/or possible litigation. The RI/FS, AOC, 10.9 AOC and Notice do not obligate us to fund or perform remedial action contemplated by either the ROD or RI/FS and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation, and with respect to certain facts applicable to our activities and gasoline stations, and affirmative defenses available to us, which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by us and Marketing and under which we believe we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of March 31, 2016 could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — CREDIT AGREEMENT AND SENIOR UNSECURED NOTES

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2016, borrowings under the Revolving Facility were $98,000,000 and borrowings under the Term Loan were $50,000,000 and, as of December 31, 2015, borrowings under the Revolving Facility were $94,000,000 and borrowings under the Term Loan were $50,000,000. The interest rate on Credit Agreement borrowings at March 31, 2016 was approximately 3.0% per annum.

In April 2015, the FASB issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $1,900,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015 are now included within borrowings under credit agreement. As of March 31, 2016, $1,725,000 of debt issuance costs are included within borrowings under credit agreement.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75,000,000 of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of March 31, 2016 and December 31, 2015 borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000.

In April 2015, the FASB issued ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $311,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015 are now included within senior unsecured notes. As of March 31, 2016, $297,000 of debt issuance costs are included within senior unsecured notes.

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

As of March 31, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of March 31, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount

Credit Agreement - Revolving Facility	June 2018	$98,000,000
Credit Agreement - Term Loan	June 2020	$50,000,000
Restated Prudential Note Purchase Agreement - Series A Notes	February 2021	$100,000,000
Restated Prudential Note Purchase Agreement - Series B Notes	June 2023	$75,000,000

As of March 31, 2016 and December 31, 2015, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of March 31, 2016, the fair value of the borrowings under the Series A Notes and Series B Notes were $108,200,000 and $79,000,000, respectively. As of December 31, 2015, the fair value of the borrowings under the Series A Notes and Series B Notes were $105,800,000 and $76,400,000, respectively.

The fair value of the borrowings outstanding as of March 31, 2016 and December 31, 2015 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

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

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2016 and December 31, 2015, we have accrued $45,580,000 and $45,443,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2016, we had accrued a total of $82,740,000 for our prospective environmental remediation liability. This accrual includes (a) $37,160,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,580,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84,345,000 for our prospective environmental remediation liability.

This accrual includes (a) $38,902,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,443,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $953,000 and $1,169,000 of net accretion expense was recorded for the three months ended March 31, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations aggregating $987,000 and $49,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2016 and 2015, we increased the carrying value of certain of our properties by $2,381,000 and $5,279,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $2,151,000 and $4,805,000 for the three months ended March 31, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2016 and 2015 included $1,342,000 and $1,636,000, respectively, related to capitalized asset retirement costs. Capitalized asset retirement costs were $50,886,000 (consisting of $20,492,000 of known environmental liabilities and $30,394,000 of reserves for future environmental liabilities) and $51,393,000 (consisting of $20,939,000 of known environmental liabilities and $30,454,000 of reserves for future environmental liabilities) as of March 31, 2016 and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2016, we removed $13,612,000 of asset retirement obligations and $10,775,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,837,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 for additional information.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2016 is as follows (in thousands, except share amounts):

	COMMON STOCK		PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561

Net earnings				7,703	7,703
Dividends declared — $0.25 per share				(8,534)	(8,534)
Stock dividends	262	3	4,509	—	4,512
Stock-based compensation	17	—	107	—	107

BALANCE, MARCH 31, 2016	33,701	$337	$468,954	$(58,942)	$410,349

On March 9, 2016, our Board of Directors granted 86,600 restricted stock units to our employees under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2016 or December 31, 2015.

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of March 31, 2016 and 2015, respectively.

	Three months ended March 31,
(in thousands)	2016	2015
Earnings (loss) from continuing operations	$7,842	$(81)
Less dividend equivalents attributable to RSUs outstanding	(109)	(91)

Earnings (loss) from continuing operations attributable to common shareholders	7,733	(172)

(Loss) from discontinued operations	(139)	(1,056)
Less dividend equivalents attributable to RSUs outstanding	—	—

(Loss) from discontinued operations attributable to common shareholders	(139)	(1,056)

Net earnings (loss) attributable to common shareholders used for basic and diluted earnings per share calculation	$7,594	$(1,228)

Weighted average common shares outstanding:
Basic and diluted	33,659	33,417

RSUs outstanding at the end of the period	434	412

NOTE 9. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations four properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014 and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. We elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205), effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

During the three months ended March 31, 2016, we sold one property resulting in a loss of $157,000 that was previously classified as held for sale as of June 30, 2014. In addition, during the three months ended March 31, 2016, we sold five properties resulting in a recognized gain of $611,000 that did not meet the criteria to be classified as discontinued operations. We also recognized a deferred gain of $33,000. We determined that the five properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the five properties were reflected in our earnings from continuing operations.

Real estate held for sale consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(in thousands)	2016	2015
Land	$405	$603
Buildings and improvements	594	997

	999	1,600
Accumulated depreciation and amortization	(6)	(261)

Real estate held for sale, net	$993	$1,339

The revenue from rental properties, impairment charges, other operating expenses and gains/losses from dispositions of real estate related to these properties are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Revenues from rental properties	$5	$107
Impairments	(320)	(1,185)
Other operating income (loss)	333	(70)

Earnings (loss) from operating activities	18	(1,148)
(Loss) gains from dispositions of real estate	(157)	92

(Loss) from discontinued operations	$(139)	$(1,056)

NOTE 10. — PROPERTY ACQUISITIONS

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

We accounted for the United Oil Transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $140,966,000 of the purchase price to land, $75,119,000 to buildings and equipment, $216,000 to above market leases, $19,210,000 to below market leases, which is accounted for as a deferred liability and $17,402,000 to in-place leases and other intangible assets. We incurred transaction costs of $413,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations.

NOTE 11. — SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2016 through the date the financial statements were issued, except as follows. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage in the amount of approximately $13,900,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appear in our Annual Report on Form 10-K for the year ended December 31, 2015; and “Part I, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2016, we owned 747 properties and leased 95 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Convenience Store and Gasoline Station Assets

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are contractually responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Environmental Matters” below.

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

Net Lease Portfolio

As of March 31, 2016, we leased 804 properties to tenants under long-term triple-net leases. Our net lease portfolio consists of 724 properties leased to 25 regional and national fuel distributors under unitary or master triple-net leases and 80 properties leased as single unit triple-net leases. These leases generally provide for initial terms of 15 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We regularly evaluate our portfolio of properties and, as of March 31, 2016, we had 38 properties which we consider to be transitional properties, defined as properties which we are actively repositioning for sale, redevelopment or re-leasing. As of March 31,

2016, our transitional properties were comprised of (i) four properties subject to the NECG Lease, (ii) nine properties occupied under month-to-month license agreements and (iii) 25 properties that are vacant.

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

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $2.3 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. Our assessment of our operations is focused on long-term sustainability and not on non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. FFO excludes various items such as gains or losses on property dispositions, depreciation and amortization of real estate assets and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases are recognized on a straight-line (or average) basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. Our definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense and non-cash changes in environmental estimates and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash Revenue Recognition Adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) non-cash environmental accretion expense and non-cash changes in environmental estimates, (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Net earnings (loss)	$7,703	$(1,137)
Depreciation and amortization of real estate assets	4,622	3,585
(Gains) loss on dispositions of real estate	(487)	126
Impairments	2,309	7,913

Funds from operations	14,147	10,487
Revenue recognition adjustments	(952)	(579)
Allowance for deferred rental revenue	—	10
Non-cash changes in environmental estimates	(987)	(49)
Accretion expense	953	1,169

Adjusted funds from operations	$13,161	$11,038

Basic and diluted per share amounts:
Earnings (loss) earnings per share	$0.23	$(0.04)
Funds from operations per share	0.42	0.31
Adjusted funds from operations per share	$0.39	$0.33

Basic and diluted weighted-average shares outstanding	33,659	33,417

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total revenues included in continuing operations increased by $3.7 million to $28.4 million for the three months ended March 31, 2016, as compared to $24.7 million for the three months ended March 31, 2015. The increase in total revenues for the three months ended March 31, 2016 was primarily due to approximately $4.4 million of revenues from the properties acquired in the United Oil Transaction which closed in June 2015. Revenues from rental properties included in continuing operations were $24.4 million and $20.4 million for the three months ended March 31, 2016 and 2015, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23.4 million for the three months ended March 31, 2016, as compared to $19.8 million for the three months ended March 31, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $2.9 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. Interest income on notes and mortgages receivable was $1.1 million for the three months ended March 31, 2016, as compared to $0.8 million for the three months ended March 31, 2015.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.0 million for the three months ended March 31, 2016 and $0.6 million for the three months ended March 31, 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and tenant reimbursements, were $5.3 million for the three months ended March 31, 2016, as compared to $6.2 million for the three months ended March 31, 2015. The decrease in property costs for the three months ended March 31, 2016 was due to reductions in rent expense, maintenance expense and tenant reimbursements.

Non-cash impairment charges included in continuing operations were $2.0 million for the three months ended March 31, 2016, as compared to $6.7 million for the three months ended March 31, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended March 31, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended March 31, 2016 decreased by $1.1 million to $0.8 million, as compared to $1.9 million for the three months ended March 31, 2015. The decrease in environmental expenses for the three months ended March 31, 2016 was principally due to a $0.3 million decrease in litigation losses and legal and professional fees and $0.8 million of decreases in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $0.2 million to $4.0 million for the three months ended March 31, 2016, as compared to $3.8 million for the three months ended March 31, 2015. The increase in general and administrative expenses for the three months ended March 31, 2016 was principally due to $0.2 million of non-recurring employee related expenses attributable to severance and retirement costs.

Depreciation and amortization expense included in continuing operations was $4.6 million for the three months ended March 31, 2016, as compared to $3.6 million for the three months ended March 31, 2015. The increase was primarily due to a $1.4 million increase in depreciation charges related to properties acquired offset by a $0.3 million decrease in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $0.6 million for the three months ended March 31, 2016, as compared to a loss of $0.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the gains were primarily the result of the sale of five properties. For the three months ended March 31, 2015, the losses were primarily the result of the sale of two properties.

Interest expense was $4.2 million for the three months ended March 31, 2016, as compared to $2.4 million for the three months ended March 31, 2015. The increase was due to higher average borrowings outstanding for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in average borrowing outstanding for the three months ended March 31, 2016 was due to acquisition of the United Oil Transaction, which was funded with proceeds from our Credit Agreement and Restated Prudential Note Purchase Agreement.

We report as discontinued operations the results of four properties accounted for as held for sale in accordance with GAAP as of March 31, 2016 and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations decreased by $1.0 million to a loss of $0.1 million for the three months ended March 31, 2016, as compared to a loss of $1.1 million for the three months ended March 31, 2015. The decrease was primarily due to an increase in earnings from operating activities partially offset by lower net losses in 2016 and net gains in 2015 on dispositions of real estate. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the three months ended March 31, 2016 and a gain on dispositions of real estate included in discontinued operations was $0.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, there was one property disposition recorded in discontinued operations. For the three months ended March 31, 2015, there were four property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the three months ended March 31, 2016 and 2015 of $0.3 million and $1.2 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended March 31, 2016, FFO increased by $3.6 million to $14.1 million, as compared to $10.5 million for the three months ended March 31, 2015, and AFFO increased by $2.2 million to $13.2 million, as compared to $11.0 million for the prior period. The increase in FFO for the three months ended March 31, 2016 was primarily due to the changes in net earnings but excludes a $5.6 million decrease in impairment charges, a $1.0 million increase in depreciation and amortization expense and a $0.6 million increase in gains on dispositions of real estate. The increase in AFFO for the three months ended March 31, 2016 also excludes a ten thousand dollar decrease in the allowance for deferred rental revenue and mortgage receivable, a $1.2 million decrease in non-cash environmental expenses and credits and a $0.4 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

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

Our cash flow activities for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Net cash flow provided by operating activities	$9,441	$6,322
Net cash flow provided by investing activities	2,405	2,896
Net cash flow (used in) financing activities	$(7,676)	$(5,689)

Operating Activities

Net cash flow from operating activities increased by $3.1 million for the three months ended March 31, 2016 to $9.4 million, as compared to $6.3 million for the three months ended March 31, 2015. Net cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for property costs, environmental expenses, interest expense and general and administrative expenses. The change in net cash flow provided by operating activities for the three months ended March 31, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities decreased by $0.5 million for the three months ended March 31, 2016 to $2.4 million, as compared to net cash flow provided by investing activities of $2.9 million for the three months ended March 31, 2015. The decrease in net cash flow available to us for the three months ended March 31, 2016 was primarily due to a decrease in cash held for property acquisitions of $0.5 million, an increase of $0.3 million of property acquisitions and expenditures offset by an increase in collection of notes and mortgages receivable of $0.7 million.

Financing Activities

Net cash flows from financing activities decreased by $2.0 million for the three months ended March 31, 2016 to a use of $7.7 million, as compared to a use of $5.7 million for the three months ended March 31, 2015. The increase in use of net cash flow from financing activities was primarily due to net borrowings under the Credit Agreement of $4.0 million for the three months ended March 31, 2016, as compared to $6.5 million for the three months ended March 31, 2015 partially offset by a decrease in dividends paid on common stock of $0.8 million.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of March 31, 2016, borrowings under the Revolving Facility were $98.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2015, borrowings under the Revolving Facility were $94.0 million and borrowings under the Term Loan were $50.0 million. The interest rate on Credit Agreement borrowings at March 31, 2016 was approximately 3.0% per annum.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75.0 million of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of March 31, 2016 and December 31, 2015 borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million.

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

As of March 31, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of March 31, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount

Credit Agreement - Revolving Facility	June 2018	$98.0 million
Credit Agreement - Term Loan	June 2020	$50.0 million
Restated Prudential Note Purchase Agreement - Series A Notes	February 2021	$100.0 million
Restated Prudential Note Purchase Agreement - Series B Notes	June 2023	$75.0 million

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. There were no property acquisitions for the three months ended March 31, 2016.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative retail uses. For the three months ended March 31, 2016, we spent $317,000 (of which $268,000 was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. As of March 31, 2016 we completed one redevelopment project and $960,000 of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet. In addition, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2016, we have a remaining commitment to fund as much as $11.7 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default. Dividends paid to our shareholders for the three months ended March 31, 2016 were $15.9 million or $0.47 per share (which consisted of a $8.5 million or $0.25 per share regular quarterly cash dividend and a $7.4 million or $0.22 per share special cash and stock dividend). There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 of “Part 2, Item 8. Financial Statements - Notes to Consolidated Financial Statements” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, impairment of long-lived assets, income taxes, environmental remediation obligations, allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed and litigation, each of which is discussed in “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next decade because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For our transitional properties occupied under month-to-month license agreements, or which are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. For additional information regarding our transitional properties, see “Item 1. Business — Company Operations” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Transitional Properties” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2016 and December 31, 2015, we have accrued

$45.6 million and $45.4 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2016, we had accrued a total of $82.7 million for our prospective environmental remediation liability. This accrual includes (a) $37.1 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.6 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84.3 million for our prospective environmental remediation liability. This accrual includes (a) $38.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.0 million, and $1.2 million of net accretion expense was recorded for the three months ended March 31, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $1.0 million and $49 thousand, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2016 and 2015, we increased the carrying value of certain of our properties by $2.4 million and $5.3 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $2.2 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the three months ended March 31, 2016 and 2015 included $1.3 million and $1.6 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $50.9 million (consisting of $20.5 million of known environmental liabilities and $30.4 million of reserves for future environmental liabilities) and $51.4 million (consisting of $20.9 million of known environmental liabilities and $30.5 million of reserves for future environmental liabilities) as of March 31, 2016 and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2016, we removed $13.6 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.8 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2016 and December 31, 2015, we had accrued an aggregate $11.3 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Part 1, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I Financial Information, Item 1. Financial Statements” which appear in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015 with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of March 31, 2016 were $148.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement of $148.0 million as of March 31, 2016, an increase in market interest rates of 0.50% for 2016 would decrease our 2016 net income and cash flows by approximately $0.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $148.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2016 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high credit-quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting

During the first quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, and to Note 4 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

There have been no changes to our disclosures set forth in “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, other than the following:

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012 to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17 mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA.

Many uncertainties remain regarding how the EPA intends to implement the ROD. We anticipate that performance of the EPA’s selected remedy will be subject to future negotiation, potential enforcement proceedings and/or possible litigation. The RI/FS, AOC, 10.9 AOC and Notice do not obligate us to fund or perform remedial action contemplated by either the ROD or RI/FS and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)