Form 10-Q
period 2016-06-30
GETTY REALTY CORP /MD/
filed 2016-08-05
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had outstanding 33,750,251 shares of common stock as of August 5, 2016

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Real Estate:
Land	$474,260	$475,784
Buildings and improvements	303,539	304,894
Construction in progress	228	955

	778,027	781,633
Less accumulated depreciation and amortization	(113,794)	(107,109)

Real estate held for use, net	664,233	674,524
Real estate held for sale, net	917	1,339

Real estate, net	665,150	675,863
Investment in direct financing leases, net	93,141	94,098
Notes and mortgages receivable	33,335	48,455
Deferred rent receivable	27,709	25,450
Cash and cash equivalents	6,811	3,942
Restricted cash	8	409
Accounts receivable, net of allowance of $2,096 and $2,634, respectively	3,714	2,975
Prepaid expenses and other assets	43,823	45,726

Total assets	$873,691	$896,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$127,450	$142,100
Senior unsecured notes, net	174,716	174,689
Mortgage payable, net	309	303
Environmental remediation obligations	81,091	84,345
Dividends payable	8,542	15,897
Accounts payable and accrued liabilities	65,521	73,023

Total liabilities	457,629	490,357

Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,735,361 and 33,422,170 shares issued and outstanding, respectively	337	334
Additional paid-in capital	469,633	464,338
Dividends paid in excess of earnings	(53,908)	(58,111)

Total shareholders’ equity	416,062	406,561

Total liabilities and shareholders’ equity	$873,691	$896,918

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Revenues from rental properties	$24,140	$22,122	$48,528	$42,536
Tenant reimbursements	3,603	3,345	6,524	6,859
Interest on notes and mortgages receivable	865	781	1,983	1,562

Total revenues	28,608	26,248	57,035	50,957

Operating expenses:
Property costs	5,674	5,513	10,964	11,684
Impairments	2,069	2,253	4,058	8,981
Environmental	929	1,784	1,744	3,653
General and administrative	3,806	4,835	7,850	8,624
(Recoveries) allowance for uncollectible accounts	(704)	370	(474)	421
Depreciation and amortization	4,616	3,977	9,238	7,563

Total operating expenses	16,390	18,732	33,380	40,926

Operating income	12,218	7,516	23,655	10,031
Gains (loss) on dispositions of real estate	4,721	(40)	5,365	(258)
Other income, net	799	7,379	775	7,384
Interest expense	(4,155)	(3,353)	(8,370)	(5,735)

Earnings from continuing operations	13,583	11,502	21,425	11,422
Discontinued operations:
(Loss) earnings from operating activities	(7)	85	11	(1,064)
Gains (loss) on dispositions of real estate	—	32	(157)	124

(Loss) earnings from discontinued operations	(7)	117	(146)	(940)

Net earnings	$13,576	$11,619	$21,279	$10,482

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.40	$0.34	$0.62	$0.34
(Loss) earnings from discontinued operations	0.00	0.00	0.00	(0.03)
Net earnings	$0.40	$0.34	$0.62	$0.31
Weighted average common shares outstanding:
Basic and diluted	33,714	33,420	33,686	33,419

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,279	$10,482
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	9,238	7,563
Impairment charges	4,796	10,796
(Gains) loss on dispositions of real estate
Continuing operations	(5,365)	258
Discontinued operations	157	(124)
Deferred rent receivable, net of allowance	(2,259)	(2,053)
(Recoveries) allowance for uncollectible accounts	(474)	396
Accretion expense	1,964	2,398
Other	898	1,416
Changes in assets and liabilities:
Accounts receivable	(700)	(1,355)
Prepaid expenses and other assets	485	(741)
Environmental remediation obligations	(9,321)	(7,423)
Accounts payable and accrued liabilities	(1,680)	1,980

Net cash flow provided by operating activities	19,018	23,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(293)	(216,918)
Addition to construction in progress	(208)	—
Proceeds from dispositions of real estate
Continuing operations	1,558	638
Discontinued operations	—	853
Change in cash held for property acquisitions	(307)	2,189
Change in restricted cash	401	304
Amortization of investment in direct financing leases	957	796
Collection of notes and mortgages receivable	16,679	1,327

Net cash flow provided by (used in) investing activities	18,787	(210,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	8,000	180,000
Borrowings under senior unsecured notes	—	75,000
Repayments under credit agreements	(23,000)	(39,000)
Credit agreement origination costs	—	(2,432)
Payments of cash dividends	(19,725)	(19,592)
Cash paid in settlement of restricted stock units	(289)	(44)
Proceeds from issuance of common stock, net	121	—
Other	(43)	(39)

Net cash flow (used in) provided by financing activities	(34,936)	193,893

Change in cash and cash equivalents	2,869	6,675
Cash and cash equivalents at beginning of period	3,942	3,111

Cash and cash equivalents at end of period	$6,811	$9,786

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,042	$4,446
Income taxes	372	208
Environmental remediation obligations	6,586	6,548
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	1,559	1,343

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 837 properties are located in 23 states across the United States and Washington, D.C. Our properties are operated under a variety of brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

Use of Estimates, Judgments and Assumptions

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, receivables, deferred rent receivable, investment in direct financing leases, environmental remediation costs, real estate, depreciation and amortization, impairment of long-lived assets, litigation, environmental remediation obligations, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. Application of these estimates and assumptions requires exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. See Note 10 for additional information regarding property acquisitions.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and six months ended June 30, 2016 and 2015.

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

Deferred Rent Receivable and Revenue Recognition

Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that it is not reasonable to assume that the tenant will make all of its contractual lease payments when due during the current term of the lease. We make estimates of the collectability of our accounts receivable related to revenues from rental properties. We analyze accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable prove incorrect, we could experience write-offs of the accounts receivable or deferred rent receivable in excess of our allowance for doubtful accounts. The present value of the difference between the fair market rent and the contractual rent for above-market and below-market leases at the time properties are acquired is amortized into revenues from rental properties over the remaining terms of the in-place leases. Lease termination fees are recognized as other income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant.

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

We recorded non-cash impairment charges aggregating $2,487,000 and $4,796,000 for the three and six months ended June 30, 2016, respectively, and $2,883,000 and $10,796,000 for the three and six months ended June 30, 2015, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $692,000 of the $4,796,000 in impairments recognized during the six months ended June 30, 2016) and (ii) discounted cash flow models (this method was used to determine $1,660,000 of the $4,796,000 in impairments recognized during the six months ended June 30, 2016). During the six months ended June 30, 2016, we recorded $2,444,000 of the $4,796,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

The non-cash impairment charges recorded during the three and six months ended June 30, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including seller financing, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of gain by the full accrual method. Accordingly, we recorded a deferred gain of approximately $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage in the amount of approximately $13,900,000 and, as a result, the deferred gain was recognized in our consolidated statements of operations for the three and six months ended June 30, 2016.

Fair Value Hierarchy

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1” - inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2” - inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3” - inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2016 and December 31, 2015 of $810,000 and $1,264,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of June 30, 2016 our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$545	$—	$—	$545
Liabilities:
Deferred compensation	$—	$545	$—	$545

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The new guidance affects disclosures only and is not expected to have a material impact on our consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”) which clarifies and provides practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the impact of the guidance on our consolidated financial statements.

NOTE 3. — LEASES

As of June 30, 2016, we owned 745 properties and leased 92 properties from third-party landlords. Our 837 properties are located in 23 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations was $24,140,000 and $48,528,000 for the three and six months ended June 30, 2016, respectively, and $22,122,000 and $42,536,000 for the three and six months ended June 30, 2015, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23,380,000 and $46,816,000 for the three and six months ended June 30, 2016, respectively, and $21,343,000 and $41,181,000 for the three and six months ended June 30, 2015, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $760,000 and $1,712,000 for the three and six months ended June 30, 2016, respectively, and $779,000 and $1,355,000 for the three and six months ended June 30, 2015. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $3,603,000 and $6,524,000 for the three and six months ended June 30, 2016, respectively, and $3,345,000 and $6,859,000 for the three and six months ended June 30, 2015.

The components of the $93,141,000 investment in direct financing leases as of June 30, 2016 are minimum lease payments receivable of $173,241,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $94,079,000. The components of the $94,098,000 investment in direct financing leases as of December 31, 2015 are minimum lease payments receivable of $179,372,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $99,253,000.

Major Tenants

As of June 30, 2016, we had three significant tenants by revenue:

•

We leased 164 convenience store and gasoline station properties in three separate unitary leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 21% and 22% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. All three of our leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 80 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 19% and 17% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. The largest of these unitary leases, accounting for 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% and 3% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. See Note 10 for additional information regarding the United Oil Transaction.

Marketing and the Master Lease

As of June 30, 2016, 399 of the properties we own or lease, were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

As part of Marketing’s bankruptcy proceedings, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case (the “Settlement Agreement”). The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court, and, on April 22, 2015, we received a distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund a lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Marketing’s creditors. As a result, on April 22, 2015, we also received an additional distribution of $550,000 from the Marketing Estate in full resolution of the funding agreement dispute.

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10,800,000 on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

Leasing Activities

As of June 30, 2016, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising 352 properties in the aggregate that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of June 30, 2016, we have a remaining commitment to fund as much as $11,297,000 in the aggregate with our tenants for a portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2016, we removed $13,612,000 of asset retirement obligations and $10,775,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,837,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

We incurred $145,000 and $90,000 of lease origination costs for the six months ended June 30, 2016 and 2015, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

Month-to-Month License Agreements

As of June 30, 2016, eight of our properties are subject to month-to-month license agreements, which allow the licensees, substantially all of whom were former tenants of Marketing, to occupy and use these properties as convenience stores, gasoline stations, automotive repair service facilities or other businesses. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain costs associated with the properties. These month-to-month license agreements are intended as interim occupancy arrangements until these properties are sold or leased on a triple-net basis. Under our month-to-month license agreements we are responsible for the payment of certain operating expenses (such as real estate taxes, utilities and maintenance), certain environmental compliance costs and costs associated with any environmental remediation. We will continue to be responsible for such operating expenses and environmental costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements, thereafter.

NECG Lease Restructuring

On May 1, 2012, we entered into a lease with NECG Holdings Corp (“NECG”) covering 84 properties formerly leased to Marketing in Connecticut, Massachusetts and Rhode Island (the “NECG Lease”). Eviction proceedings against a holdover group of former subtenants who continued to occupy properties subject to the NECG Lease had a material adverse impact on NECG’s operations and profitability. On January 27, 2015, the Connecticut Supreme Court, in a written opinion, affirmed the Superior Court rulings in favor of NECG and us. As a result, we or NECG have regained possession of all of the locations that were still subject to appeal.

We had previously entered into a lease modification agreement with NECG which deferred a portion of NECG’s rent due to us and allowed us to remove properties from the NECG Lease. As a result, as of December 31, 2015, there were eight properties remaining in the NECG Lease. During the six months ended June 30, 2016, we severed four properties from the NECG Lease, we then sold one property and the other three properties are currently vacant. The four remaining properties continue to be leased to NECG with the understanding that the properties will be severed from the NECG Lease when we either re-lease or sell the properties.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2016 and December 31, 2015, we had accrued $11,753,000 and $11,265,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $751,000 and $309,000 for certain of these matters during the six months ended June 30, 2016 and 2015, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation, and with respect to certain facts applicable to our activities and gasoline stations, and affirmative defenses available to us, which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by us and Marketing and under which we believe we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of June 30, 2016 could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County, relating to alleged statewide MTBE contamination in Pennsylvania (the “Complaint”).

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2016, borrowings under the Revolving Facility were $79,000,000 and borrowings under the Term Loan were $50,000,000 and, as of December 31, 2015, borrowings under the Revolving Facility were $94,000,000 and borrowings under the Term Loan were $50,000,000. The interest rate on Credit Agreement borrowings at June 30, 2016 was approximately 3.2% per annum.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $1,900,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015 are now included within borrowings under credit agreement. As of June 30, 2016, $1,550,000 of debt issuance costs are included within borrowings under credit agreement.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75,000,000 of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of June 30, 2016 and December 31, 2015 borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $311,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015 are now included within senior unsecured notes. As of June 30, 2016, $284,000 of debt issuance costs are included within senior unsecured notes.

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

As of June 30, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of June 30, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement - Revolving Facility	June 2018	$79,000,000
Credit Agreement - Term Loan	June 2020	$50,000,000
Restated Prudential Note Purchase Agreement - Series A Notes	February 2021	$100,000,000
Restated Prudential Note Purchase Agreement - Series B Notes	June 2023	$75,000,000

As of June 30, 2016 and December 31, 2015, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of June 30, 2016, the fair value of the borrowings under the Series A Notes and Series B Notes were $108,800,000 and $80,100,000, respectively. As of December 31, 2015, the fair value of the borrowings under the Series A Notes and Series B Notes were $105,800,000 and $76,400,000, respectively.

The fair value of the borrowings outstanding as of June 30, 2016 and December 31, 2015 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us), and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term (or a shorter period for a minority of such leases). After expiration of such ten-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-leasing properties, we made lease concessions to reimburse our tenants for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe may be discovered during the future removal and replacement of USTs at properties previously leased to Marketing.

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2016 and December 31, 2015, we have accrued $46,026,000 and $45,443,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of, remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. We expect to adjust the accrued liabilities for environmental remediation obligations reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2016, we had accrued a total of $81,091,000 for our prospective environmental remediation liability. This accrual includes (a) $35,065,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $46,026,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84,345,000 for our prospective environmental remediation liability. This accrual includes (a) $38,902,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,443,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,964,000 and $2,398,000 of net accretion expense was recorded for the six months ended June 30, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations aggregating $2,735,000 and $864,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2016 and 2015, we increased the carrying value of certain of our properties by $4,508,000 and $6,753,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increases or decreases in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $4,551,000 and $6,610,000 for the six months ended June 30, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2016 and 2015 included $2,681,000 and $3,222,000, respectively, related to capitalized asset retirement costs. Capitalized asset retirement costs were $50,319,000 (consisting of $20,149,000 of known environmental liabilities and $30,170,000 of reserves for future environmental liabilities) and $51,393,000 (consisting of $20,939,000 of known environmental liabilities and $30,454,000 of reserves for future environmental liabilities) as of June 30, 2016 and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2016, we removed $13,612,000 of asset retirement obligations and $10,775,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,837,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2016 is as follows (in thousands, except share amounts):

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561
Net earnings				21,279	21,279
Dividends declared — $0.50 per share				(17,076)	(17,076)
Stock dividends	271	3	4,703	—	4,706
Shares issued pursuant to ATM Program, net	23	—	121	—	121
Stock-based compensation	19	—	471	—	471

BALANCE, JUNE 30, 2016	33,735	$337	$469,633	$(53,908)	$416,062

On March 9, 2016, our Board of Directors granted 86,600 restricted stock units under our 2004 Omnibus Incentive Compensation Plan.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2016 or December 31, 2015.

ATM Program

During June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $360,000 of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consist primarily of underwriters’ fees and legal and accounting fees.

During the three months ended June 30, 2016, we issued 23,000 shares and received net proceeds of $481,000. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the six months ended June 30, 2016, we paid dividends of $24,431,000 or $0.72 per share (which consisted of $16,990,000 or $0.50 per share of regular quarterly cash dividends and a $7,441,000 or $0.22 per share special cash and stock dividend). For the six months ended June 30, 2015, we paid dividends of $19,592,000 or $0.58 per share (which consisted of $14,867,000 or $0.44 per share of regular quarterly cash dividends and a $4,725,000 or $0.14 per share special cash dividend).

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of June 30, 2016 and 2015, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Earnings from continuing operations	$13,583	$11,502	$21,425	$11,422
Less dividend equivalents attributable to RSUs outstanding	(171)	(138)	(268)	(179)

Earnings from continuing operations attributable to common shareholders	13,412	11,364	21,157	11,243

(Loss) earnings from discontinued operations	(7)	117	(146)	(940)
Less dividend equivalents attributable to RSUs outstanding	—	(1)	—	—

(Loss) earnings from discontinued operations attributable to common shareholders	(7)	116	(146)	(940)

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$13,405	$11,480	$21,011	$10,303

Weighted average common shares outstanding:
Basic and diluted	33,714	33,420	33,686	33,419

RSUs outstanding at the end of the period	430	406	430	406

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

During the six months ended June 30, 2016, we sold one property resulting in a loss of $157,000 that was previously classified as held for sale as of June 30, 2014. In addition, during the six months ended June 30, 2016, we sold six properties resulting in a recognized gain of $1,414,000 that did not meet the criteria to be classified as discontinued operations. We determined that the six properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the six properties were reflected in our earnings from continuing operations. We also received funds from property condemnations resulting in a gain of $83,000 and the recognition of a deferred gain of $3,868,000 related to the Ramoco sale.

Real estate held for sale consisted of the following at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Land	$403	$603
Buildings and improvements	531	997

	934	1,600
Accumulated depreciation and amortization	(17)	(261)

Real estate held for sale, net	$917	$1,339

The revenues from rental properties, impairment charges, other operating expenses and gains/losses from dispositions of real estate related to these properties are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues from rental properties	$—	$45	$5	$110
Impairments	(418)	(630)	(738)	(1,815)
Other operating income	411	670	744	641

(Loss) earnings from operating activities	(7)	85	11	(1,064)
Gains (loss) from dispositions of real estate	—	32	(157)	124

(Loss) earnings from discontinued operations	$(7)	$117	$(146)	$(940)

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

The leases governing the properties are unitary triple-net lease agreements with initial terms of 20 years and options for up to three successive five-year renewal options. The unitary leases require United Oil to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is contractually scheduled to increase at various intervals over the course of the initial and renewal terms of the leases.

We accounted for the United Oil Transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and equipment) “as if vacant.” Based on these estimates, we allocated $140,966,000 of the purchase price to land, $75,119,000 to buildings and equipment, $216,000 to above-market leases, $19,210,000 to below-market leases, which is accounted for as a deferred liability and $17,402,000 to in-place leases and other intangible assets. We incurred transaction costs of $413,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations.

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

	Three months ended June 30, 2015	Six months ended June 30, 2015
(in thousands, except per share data)
Revenues from continuing operations	$29,269	$58,363

Earnings from continuing operations	$12,428	$13,082

Basic and diluted earnings from continuing operations per common share	$0.37	$0.39

NOTE 11. — SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2016 through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: the impact of existing or future legislation and regulations on our business and competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; our efforts, expectations and ability to re-lease or sell our transitional properties; incurring costs associated with repositioning our transitional properties including, but not limited to, operating expenses, environmental compliance costs, environmental remediation costs and potential capital expenditures; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; AFFO, including its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; the reasonableness of our estimates, judgments, beliefs, projections and assumptions used regarding our accounting estimates, allowances, accruals, judgments and assumptions; our critical accounting policies; our exposure and liability due to our accruals, estimates and assumptions regarding our current and future environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, are appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our ability to maintain our federal tax status as a REIT and the geographic location of our properties and potential alternative uses.

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

These risks include, but are not limited to risks associated with: complying with environmental laws and regulations; counterparty risks; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations, renewal of existing leases and our ability to either re-lease or sell transitional properties; our dependence on external sources of capital; repositioning our transitional properties; terms or timing of property dispositions; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; acquiring or developing properties; our redevelopment program; our investment strategy; owning and leasing real estate; adverse developments in general business, economic or political conditions; dependence of substantially all of our tenants on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; interest rate risk; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; impairment charges; terrorist attacks and other acts of violence and war; and our information systems.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of June 30, 2016, we owned 745 properties and leased 92 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Convenience Store and Gasoline Station Assets

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are contractually responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations” and “Item 2. Properties” which appear in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Environmental Matters” below.

Investment/Redevelopment Strategy

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal we seek to invest in high quality individual properties and real estate portfolios that will promote geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. We cannot provide any assurance that we will be successful making additional investments, that investments which meet our investment criteria will be available or that our current sources of liquidity will be sufficient to fund such investments.

We believe that a portion of our properties are located in geographic areas, which together with other factors, may make them well-suited for alternative uses such as specialty retail stores, automotive parts and service stores, quick service restaurants and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher prices than their current use. We are in the process of pursuing redevelopment opportunities on certain of our transitional properties. In addition, we are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative uses.

Net Lease Portfolio

As of June 30, 2016, we leased 799 properties to tenants under long-term triple-net leases. Our net lease portfolio consists of 718 properties leased to regional and national fuel distributors under 24 unitary or master triple-net leases and 81 properties leased as single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We regularly evaluate our portfolio of properties and, as of June 30, 2016, we had 38 properties which we consider to be transitional properties, defined as properties which we are actively repositioning for sale, redevelopment or re-leasing. As of June 30,

2016, our transitional properties were comprised of (i) four properties subject to the NECG Lease, (ii) eight properties occupied under month-to-month license agreements and (iii) 26 properties that are vacant.

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

We expect that we will either sell or enter into new leases on all transitional properties over time. In addition, we also expect to invest in redeveloping certain of our transitional properties for alternative single tenant retail net lease uses. Although we are currently working on repositioning transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, non-cash impairment charges aggregating $2.5 million and $4.8 million for the three and six months ended June 30, 2016, respectively, and $2.9 million and $10.8 million for the three and six months ended June 30, 2015, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The non-cash impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, non-cash impairment charges and cumulative effect of accounting changes. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. Our assessment of our operations is focused on long-term sustainability and not on non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and non-cash impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. Our definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense and non-cash changes in environmental estimates and other unusual items. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash Revenue Recognition Adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) non-cash changes in environmental estimates and non-cash environmental accretion expense, (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings	$13,576	$11,619	$21,279	$10,482
Depreciation and amortization of real estate assets	4,616	3,977	9,238	7,563
(Gains) loss on dispositions of real estate	(4,721)	8	(5,208)	134
Impairments	2,487	2,883	4,796	10,796

Funds from operations	15,958	18,487	30,105	28,975
Revenue recognition adjustments	(760)	(756)	(1,712)	(1,335)
Allowance for deferred rental revenue	—	(14)	—	(4)
Non-cash changes in environmental estimates	(1,748)	(815)	(2,735)	(864)
Accretion expense	1,011	1,229	1,964	2,398
Acquisition costs	—	413	—	413

Adjusted funds from operations	$14,461	$18,544	$27,622	$29,583

Basic and diluted per share amounts:
Earnings per share	$0.40	$0.34	$0.62	$0.31
Funds from operations per share	0.47	0.55	0.88	0.86
Adjusted funds from operations per share	$0.42	$0.55	$0.81	$0.87
Basic and diluted weighted average shares outstanding	33,714	33,420	33,686	33,419

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total revenues included in continuing operations increased by $2.4 million to $28.6 million for the three months ended June 30, 2016, as compared to $26.2 million for the three months ended June 30, 2015. The increase in total revenues for the three months ended June 30, 2016 was primarily due to approximately $3.0 million of revenues from the properties acquired in the United Oil Transaction which closed in June 2015 partially offset by a $0.3 million decrease in revenues due to Ramoco sale. Revenues from rental properties included in continuing operations were $24.1 million and $22.1 million for the three months ended June 30, 2016 and 2015, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23.4 million for the three months ended June 30, 2016, as compared to $21.3 million for the three months ended June 30, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $3.6 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively. Interest income on notes and mortgages receivable was $0.9 million for the three months ended June 30, 2016, as compared to $0.8 million for the three months ended June 30, 2015.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.8 million for the three months ended June 30, 2016 and 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and tenant expense reimbursements, were $5.7 million for the three months ended June 30, 2016, as compared to $5.5 million for the three months ended June 30, 2015. The increase in property costs for the three months ended June 30, 2016 was due to an increase in tenant expense reimbursements offset by reductions in rent and maintenance expenses.

Non-cash impairment charges included in continuing operations were $2.1 million for the three months ended June 30, 2016, as compared to $2.3 million for the three months ended June 30, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the three months ended June 30, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended June 30, 2016 decreased by $0.9 million to $0.9 million, as compared to $1.8 million for the three months ended June 30, 2015. The decrease in environmental expenses for the three months ended June 30, 2016 was principally due to $1.4 million of decreases in environmental remediation costs offset by a $0.5 million increase in litigation loss reserves and legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $1.0 million to $3.8 million for the three months ended June 30, 2016, as compared to $4.8 million for the three months ended June 30, 2015. The decrease in general and administrative expenses for the three months ended June 30, 2016 was principally due to a decrease in legal and professional fees of $1.3 million partially offset by a $0.2 million increase in employee related expenses attributable to severance and retirement costs, and recruiting expenses.

Recoveries and allowances for uncollectible accounts included in continuing operations decreased by $1.1 million to a $0.7 million recovery for the three months ended June 30, 2016, as compared to an allowance of $0.4 million for the three months ended June 30, 2015. The recoveries to allowances for the three months ended June 30, 2016 were primarily related to reversals of previously provided bad debt reserves associated with receiving funds from our tenants.

Depreciation and amortization expense included in continuing operations was $4.6 million for the three months ended June 30, 2016, as compared to $4.0 million for the three months ended June 30, 2015. The increase was primarily due to a $1.0 million increase in depreciation charges related to properties acquired offset by a $0.2 million decrease in depreciation charges related to asset retirement costs for environmental liabilities and by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $4.7 million for the three months ended June 30, 2016, as compared to a loss of $40 thousand for the three months ended June 30, 2015. For the three months ended June 30, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.8 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates and the sale of one property.

Other income, net included in continuing operations was $0.8 million for the three months ended June 30, 2016,, as compared to $7.4 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, the income was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million lease termination fee received from a former tenant. For the three months ended June 30, 2015 the income was attributable to $7.4 million in distributions received from the Marketing Estate.

Interest expense was $4.2 million for the three months ended June 30, 2016, as compared to $3.4 million for the three months ended June 30, 2015. The increase was due to higher average borrowings outstanding for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in average borrowings outstanding for the three months ended June 30, 2016 was due to the United Oil Transaction, which was funded with proceeds from our Credit Agreement and Restated Prudential Note Purchase Agreement.

We report as discontinued operations the results of four properties accounted for as held for sale in accordance with GAAP as of June 30, 2016 and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations increased by $110 thousand to a loss of $7 thousand for the three months ended June 30, 2016, as compared to earnings of $117 thousand for the three months ended June 30, 2015. The change was primarily due to a decrease in earnings from operating activities. There were no dispositions of real estate included in discontinued operations for the three months ended June 30, 2016 and the gain on dispositions of real estate included in discontinued operations was $32 thousand for the three months ended June 30, 2015. For the three months ended June 30, 2015, there were three property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the three months ended June 30, 2016 and 2015 of $0.4 million and $0.6 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended June 30, 2016, FFO decreased by $2.5 million to $16.0 million, as compared to $18.5 million for the three months ended June 30, 2015, and AFFO decreased by $4.0 million to $14.5 million, as compared to $18.5 million for the prior year. The decrease in FFO for the three months ended June 30, 2016 was primarily due to the changes in net earnings but excludes a $0.4 million decrease in impairment charges, a $0.6 million increase in depreciation and amortization expense and a $4.7 million increase in gains on dispositions of real estate. The decrease in AFFO for the three months ended June 30, 2016 also excludes a $14 thousand decrease in allowance for deferred rental revenue, a $1.2 million increase in non-cash net environmental credits and a $4 thousand increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total revenues included in continuing operations increased by $6.0 million to $57.0 million for the six months ended June 30, 2016, as compared to $51.0 million for the six months ended June 30, 2015. The increase in total revenues for the six months ended June 30, 2016 was primarily due to approximately $7.5 million of revenues from the properties acquired in the United Oil Transaction which closed in June 2015 partially offset by a $0.6 million decrease in revenues due to Ramoco sale. Revenues from rental properties included in continuing operations were $48.5 million and $42.5 million for the six months ended June 30, 2016 and 2015, respectively. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $46.8 million for the six months ended June 30, 2016, as compared to $41.2 million for the six months ended June 30, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $6.5 million and $6.9 million for the six months ended June 30, 2016 and 2015, respectively. Interest income on notes and mortgages receivable was $2.0 million for the six months ended June 30, 2016, as compared to $1.6 million for the six months ended June 30, 2015. The increase in interest income was primarily driven by Ramoco seller financing mortgage which was repaid on April 28, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.7 million for the six months ended June 30, 2016 and $1.4 million for the six months ended June 30, 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and tenant expense reimbursements, were $11.0 million for the six months ended June 30, 2016, as compared to $11.7 million for the six months ended June 30, 2015. The decrease in property costs for the six months ended June 30, 2016 was due to reductions in rent expense, maintenance expense and tenant expense reimbursements.

Non-cash impairment charges included in continuing operations were $4.1 million for the six months ended June 30, 2016, as compared to $9.0 million for the six months ended June 30, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. The non-cash impairment charges in continuing operations for the six months ended June 30, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the six months ended June 30, 2016 decreased by $2.0 million to $1.7 million, as compared to $3.7 million for the six months ended June 30, 2015. The decrease in environmental expenses for the six months ended June 30, 2016 was principally due to $2.2 million of decreases in environmental remediation costs offset by a $0.3 million increase in litigation loss reserves and legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $0.7 million to $7.9 million for the six months ended June 30, 2016, as compared to $8.6 million for the six months ended June 30, 2015. The decrease in general and administrative expenses for the six months ended June 30, 2016 was principally due to a decrease in legal and professional fees of $1.4 million partially offset by a $0.4 million increase in employee related expenses attributable to severance and retirement costs, and recruiting expenses.

Recoveries and allowances for uncollectible accounts included in continuing operations decreased by $0.9 million to a $0.5 million recovery for the six months ended June 30, 2016, as compared to an allowance of $0.4 million for the six months ended June 30, 2015. The recoveries to allowances for the six months ended June 30, 2016 were primarily related to reversals of previously provided bad debt reserves associated with receiving funds from our tenants. Depreciation and amortization expense included in continuing operations was $9.2 million for the six months ended June 30, 2016, as compared to $7.6 million for the six months ended June 30, 2015. The increase was primarily due to a $2.3 million increase in depreciation charges related to properties acquired offset by a $0.5 million decrease in depreciation charges related to asset retirement costs for environmental liabilities and by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $5.4 million for the six months ended June 30, 2016, as compared to a loss of $0.3 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates and the sale of seven properties.

Other income, net included in continuing operations was $0.8 million for the six months ended June 30, 2016, as compared to $7.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the income was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million lease termination fee received from a former tenant. For the six months ended June 30, 2015, the income was attributable to $7.4 million in distributions received from the Marketing Estate.

Interest expense was $8.4 million for the six months ended June 30, 2016, as compared to $5.7 million for the six months ended June 30, 2015. The increase was due to higher average borrowings outstanding for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase in average borrowings outstanding for the six months ended June 30, 2016 was due to the United Oil Transaction, which was funded with proceeds from our Credit Agreement and Restated Prudential Note Purchase Agreement.

We report as discontinued operations the results of four properties accounted for as held for sale in accordance with GAAP as of June 30, 2016 and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations decreased by $0.8 million to a loss of $0.1 million for the six months ended June 30, 2016, as compared to a loss of $0.9 million for the six months ended June 30, 2015. The change was primarily due to an increase in earnings from operating activities partially offset by higher net losses in 2016 on dispositions of real estate. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the six months ended June 30, 2016, as compared to a gain on dispositions of real estate included in discontinued operations of $0.1 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, there was one property disposition recorded in discontinued operations. For the six months ended June 30, 2015, there were seven property dispositions recorded in discontinued operations. The non-cash impairment charges recorded in discontinued operations during the six months ended June 30, 2016 and 2015 of $0.7 million and $1.8 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the six months ended June 30, 2016, FFO increased by $1.1 million to $30.1 million, as compared to $29.0 million for the six months ended June 30, 2015, and AFFO decreased by $2.0 million to $27.6 million, as compared to $29.6 million for the prior year. The increase in FFO for the six months ended June 30, 2016 was primarily due to the changes in net earnings but excludes a $6.0 million decrease in impairment charges, a $1.6 million increase in depreciation and amortization expense and a $5.3 million increase in gains on dispositions of real estate. The decrease in AFFO for the six months ended June 30, 2016 also excludes a $4 thousand decrease in allowance for deferred rental revenue, a $2.3 million decrease in non-cash environmental expenses and credits and a $0.4 million increase in Rental Revenue Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

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

Our cash flow activities for the six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	Six months ended June 30,
	2016	2015
Net cash flow provided by operating activities	$19,018	$23,593
Net cash flow provided by (used in) investing activities	18,787	(210,811)
Net cash flow (used in) provided by financing activities	$(34,936)	$193,893

Operating Activities

Net cash flow from operating activities decreased by $4.6 million for the six months ended June 30, 2016 to $19.0 million, as compared to $23.6 million for the six months ended June 30, 2015. Net cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for property costs, environmental expenses, interest expense and general and administrative expenses. The change in net cash flow provided by operating activities for the six months ended June 30, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities increased by $229.6 million for the six months ended June 30, 2016 to $18.8 million, as compared to net cash flow used by investing activities of $210.8 million for the six months ended June 30, 2015. The increase in net cash flow from investing activities for the six months ended June 30, 2016 was primarily due to a decrease of $216.6 million in expenditures due to the occurrence of the United Oil Transaction during the second quarter of 2015 and an increase in collection of notes and mortgages receivable of $15.4 million offset by a $2.5 million decrease in cash held for property acquisitions.

Financing Activities

Net cash flows from financing activities decreased by $228.8 million for the six months ended June 30, 2016 to a use of $34.9 million, as compared to cash flow provided of $193.9 million for the six months ended June 30, 2015. The increase in use of net cash flow from financing activities was primarily due to net payments under the Credit Agreement of $15.0 million for the six months ended June 30, 2016, as compared to net borrowings of $216.0 million for the six months ended June 30, 2015.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of June 30, 2016, borrowings under the Revolving Facility were $79.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2015, borrowings under the Revolving Facility were $94.0 million and borrowings under the Term Loan were $50.0 million. The interest rate on Credit Agreement borrowings at June 30, 2016 was approximately 3.2% per annum.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75.0 million of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of June 30, 2016 and December 31, 2015 borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million.

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

As of June 30, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of June 30, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement - Revolving Facility	June 2018	$79.0 million
Credit Agreement - Term Loan	June 2020	$50.0 million
Restated Prudential Note Purchase Agreement - Series A Notes	February 2021	$100.0 million
Restated Prudential Note Purchase Agreement - Series B Notes	June 2023	$75.0 million

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. There were no property acquisitions for the six months ended June 30, 2016.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative retail uses. For the six months ended June 30, 2016, we spent $0.5 million (of which $0.3 million was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. For the six months ended June 30, 2016 we completed one redevelopment project and $1.0 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet. In addition, our tenants frequently make improvements to the properties leased from us at their expense. As of June 30, 2016, we have a remaining commitment to fund as much as $11.3 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default. Dividends paid to our shareholders for the six months ended June 30, 2016 were $24.4 million or $0.72 per share (which consisted of $17.0 million or $0.50 per share in regular quarterly cash dividends and a $7.4 million or $0.22 per share special cash and stock dividend). There can be no assurance that we will continue to pay dividends at historical rates.

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

For all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first ten years of the lease term (or a shorter period for a minority of such leases). After expiration of such ten-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

After the termination of the Master Lease, we commenced a process to take control of our properties and to reposition them. A substantial portion of these properties had USTs which were either at or near the end of their useful lives. For properties that we sold, we elected to remove certain of these USTs and in the course of re-leasing properties, we made lease concessions to reimburse our tenants for certain capital expenditures including UST replacements. In the course of these UST removals and replacements, previously unknown environmental contamination has been and continues to be discovered. As a result of these developments, we began to assess our prospective future environmental liability resulting from preexisting unknown environmental contamination which we believe may be discovered during removal and replacement of USTs at properties previously leased to Marketing in the future.

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2016 and December 31, 2015, we have accrued $46.0 million and $45.4 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2016, we had accrued a total of $81.1 million for our prospective environmental remediation liability. This accrual includes (a) $35.1 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $46.0 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84.3 million for our prospective environmental remediation liability. This accrual includes (a) $38.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.0 million, and $2.4 million of net accretion expense was recorded for the six months ended June 30, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $2.7 million and $0.9 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2016 and 2015, we increased the carrying value of certain of our properties by $4.5 million and $6.8 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded non-cash impairment charges aggregating $4.6 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the six months ended June 30, 2016 and 2015 included $2.7 million and $3.2 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $50.3 million (consisting of $20.1 million of known environmental liabilities and $30.2 million of reserves for future environmental liabilities) and $51.4 million (consisting of $20.9 million of known environmental liabilities and $30.5 million of reserves for future environmental liabilities) as of June 30, 2016 and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2016, we removed $13.6 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2.8 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.See Note 3 in “Part 1 Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for additional information regarding our Revenue Recognition Adjustments.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2016 and December 31, 2015, we had accrued $11.8 million and $11.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Part I, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I Financial Information, Item 1. Financial Statements” which appear in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015 with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of June 30, 2016 were $129.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement of $129.0 million as of June 30, 2016, an increase in market interest rates of 0.50% for 2016 would decrease our 2016 net income and cash flows by approximately $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $129.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2016 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Internal Control Over Financial Reporting

During the second quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, and to Note 4 to our accompanying consolidated financial statements which appears in this Quarterly Report on Form 10-Q, for additional information.

There have been no changes to our disclosures set forth in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

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

Date: August 5, 2016

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)