Form 10-Q
period 2016-09-30
GETTY REALTY CORP /MD/
filed 2016-10-27
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had outstanding 33,939,374 shares of common stock as of October 27, 2016

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Real Estate:
Land	$474,103	$475,784
Buildings and improvements	303,544	304,894
Construction in progress	266	955

	777,913	781,633
Less accumulated depreciation and amortization	(117,379)	(107,109)

Real estate held for use, net	660,534	674,524
Real estate held for sale, net	839	1,339

Real estate, net	661,373	675,863
Investment in direct financing leases, net	92,636	94,098
Notes and mortgages receivable	33,311	48,455
Deferred rent receivable	28,792	25,450
Cash and cash equivalents	10,187	3,942
Restricted cash	215	409
Accounts receivable, net of allowance of $1,970 and $2,634, respectively	2,741	2,975
Prepaid expenses and other assets	41,816	45,726

Total assets	$871,071	$896,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$123,626	$142,100
Senior unsecured notes, net	174,730	174,689
Mortgage payable, net	—	303
Environmental remediation obligations	78,525	84,345
Dividends payable	8,568	15,897
Accounts payable and accrued liabilities	65,787	73,023

Total liabilities	451,236	490,357

Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,872,209 and 33,422,170 shares issued and outstanding, respectively	339	334
Additional paid-in capital	473,168	464,338
Dividends paid in excess of earnings	(53,672)	(58,111)

Total shareholders’ equity	419,835	406,561

Total liabilities and shareholders’ equity	$871,071	$896,918

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Revenues from rental properties	$24,328	$24,840	$72,856	$67,376
Tenant reimbursements	3,397	4,237	9,921	11,095
Interest on notes and mortgages receivable	786	910	2,770	2,472

Total revenues	28,511	29,987	85,547	80,943

Operating expenses:
Property costs	5,202	6,319	16,166	18,002
Impairments	1,152	1,700	5,210	10,682
Environmental	884	1,647	2,628	5,259
General and administrative	3,257	4,244	11,107	12,867
(Recoveries) allowance for uncollectible accounts	(132)	263	(606)	684
Depreciation and amortization	5,411	4,629	14,649	12,192

Total operating expenses	15,774	18,802	49,154	59,686

Operating income	12,737	11,185	36,393	21,257
Gains on dispositions of real estate	11	1,696	5,376	1,437
Other income, net	644	121	1,418	7,505
Interest expense	(4,156)	(4,479)	(12,526)	(10,214)

Earnings from continuing operations	9,236	8,523	30,661	19,985
Discontinued operations:
(Loss) from operating activities	(411)	(1,716)	(400)	(2,820)
(Loss) gains on dispositions of real estate	(21)	228	(178)	352

(Loss) from discontinued operations	(432)	(1,488)	(578)	(2,468)

Net earnings	$8,804	$7,035	$30,083	$17,517

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.27	$0.25	$0.90	$0.59
(Loss) from discontinued operations	(0.01)	(0.04)	(0.02)	(0.07)

Net earnings	$0.26	$0.21	$0.88	$0.52

Weighted average common shares outstanding:
Basic and diluted	33,776	33,422	33,716	33,420

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,083	$17,517
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	14,649	12,192
Impairment charges	6,787	15,256
(Gains) loss on dispositions of real estate
Continuing operations	(5,376)	(1,437)
Discontinued operations	178	(352)
Deferred rent receivable, net of allowance	(3,342)	(3,378)
(Recoveries) allowance for uncollectible accounts	(606)	720
Accretion expense	3,020	3,519
Other	1,455	1,434
Changes in assets and liabilities:
Accounts receivable	(272)	(2,028)
Prepaid expenses and other assets	626	(252)
Environmental remediation obligations	(13,652)	(12,336)
Accounts payable and accrued liabilities	(599)	3,500

Net cash flow provided by operating activities	32,951	34,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and capital expenditures	(2,155)	(218,618)
Addition to construction in progress	(246)	(242)
Proceeds from dispositions of real estate
Continuing operations	1,802	4,456
Discontinued operations	68	1,375
Deposits for property acquisitions	(146)	(376)
Change in restricted cash	194	304
Amortization of investment in direct financing leases	1,462	1,215
Collection of notes and mortgages receivable	16,958	2,230

Net cash flow provided by (used in) investing activities	17,937	(209,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	8,000	180,000
Borrowings under senior unsecured notes	—	75,000
Repayments under credit agreements	(27,000)	(49,000)
Repayment of mortgage payable	(400)	(50)
Payments of cash dividends	(27,941)	(27,035)
Cash paid in settlement of restricted stock units	(289)	(64)
Proceeds from issuance of common stock, net	2,940	—
Other	47	(473)

Net cash flow (used in) provided by financing activities	(44,643)	175,946

Change in cash and cash equivalents	6,245	645
Cash and cash equivalents at beginning of period	3,942	3,111

Cash and cash equivalents at end of period	$10,187	$3,756

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,884	$8,628
Income taxes	371	339
Environmental remediation obligations	9,846	10,568
Non-cash transactions:
Issuance of mortgages receivable related to property dispositions	1,814	16,450

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 835 properties are located in 23 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and nine months ended September 30, 2016 and 2015.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to notes and mortgages receivable during the three and nine months ended September 30, 2016 and 2015.

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

We recorded impairment charges aggregating $1,991,000 and $6,787,000 for the three and nine months ended September 30, 2016, respectively, and $4,460,000 and $15,256,000 for the three and nine months ended September 30, 2015, respectively, in continuing operations and in discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $1,082,000 of the $6,787,000 in impairments recognized during the nine months ended September 30, 2016) and (ii) discounted cash flow models (this method was used to determine $1,660,000 of the $6,787,000 in impairments recognized during the nine months ended September 30, 2016). During the nine months ended September 30, 2016, we recorded $4,045,000 of the $6,787,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

The impairment charges recorded during the three and nine months ended September 30, 2016 and 2015, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The estimated fair value of real estate is based on the price that would be received from the sale of the property in an orderly transaction between market participants at the measurement date. In general, we consider multiple internal valuation techniques when measuring the fair value of a property, all of which are based on unobservable inputs and assumptions that are classified within Level 3 of the Fair Value Hierarchy. These unobservable inputs include assumed holding periods ranging up to 15 years, assumed average rent increases of 2.0% annually, income capitalized at a rate of 8.0% and cash flows discounted at a rate of 7.0%. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future rental rates and operating expenses that could differ materially from actual results in future periods. Where properties held for use have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the projected undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. This requires significant judgment. In some cases, the results of whether impairment is indicated are sensitive to changes in assumptions input into the estimates, including the holding period until expected sale.

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including seller financing mortgage of $13,900,000, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment, Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of gain by the full accrual method. Accordingly, we recorded a deferred gain of $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage and, as a result, the deferred gain was recognized in our consolidated statements of operations for the nine months ended September 30, 2016.

Fair Value Hierarchy

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1”—inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2”—inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3”—inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis.

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

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2016 and December 31, 2015, of $508,000 and $1,264,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of September 30, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$571	$—	$—	$571
Liabilities:
Deferred compensation	$—	$571	$—	$571

The following summarizes as of December 31, 2015, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of recoveries of environmental costs from state underground storage tank (“UST”) remediation funds with respect to both past and future environmental spending based on estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2013, 2014 and 2015, and tax returns which will be filed for the year ended 2016, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies and provides practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the guidance on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of the guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

NOTE 3. — LEASES

As of September 30, 2016, we owned 743 properties and leased 92 properties from third-party landlords. Our 835 properties are located in 23 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit ratings, if available, reviewing publicly available financial statements or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations were $24,328,000 and $72,856,000 for the three and nine months ended September 30, 2016, respectively, and $24,840,000 and $67,376,000 for the three and nine months ended September 30, 2015, respectively. Rental income contractually due or received from our tenants in revenues from rental properties included in continuing operations were $23,531,000 and $70,347,000 for the three and nine months ended September 30, 2016, respectively, and $23,513,000 and $64,695,000 for the three and nine months ended September 30, 2015, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $797,000 and $2,509,000 for the three and nine months ended September 30, 2016, respectively, and $1,327,000 and $2,681,000 for the three and nine months ended September 30, 2015. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $3,397,000 and $9,921,000 for the three and nine months ended September 30, 2016, respectively, and $4,237,000 and $11,095,000 for the three and nine months ended September 30, 2015.

We incurred $148,000 and $90,000 of lease origination costs for the nine months ended September 30, 2016 and 2015, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $92,636,000 investment in direct financing leases as of September 30, 2016, are minimum lease payments receivable of $170,164,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $91,507,000. The components of the $94,098,000 investment in direct financing leases as of December 31, 2015, are minimum lease payments receivable of $179,372,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $99,253,000.

Major Tenants

As of September 30, 2016, we had three significant tenants by revenue:

•

We leased 164 convenience store and gasoline station properties in three separate unitary leases and one stand-alone lease to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the nine months ended September 30, 2016 and 2015. All three of our leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 79 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 14% and 17% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. The largest of these unitary leases, accounting for 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% and 7% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. See Note 10 for additional information regarding the United Oil Transaction.

Month-to-Month License Agreements

As of September 30, 2016, six of our properties are subject to month-to-month license agreements. These month-to-month license agreements are interim occupancy arrangements, which allow the licensees to occupy and use these properties until the properties are sold or leased on a triple-net basis. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain operating expenses, certain environmental compliance costs and costs associated with any environmental remediation at the properties. We will continue to be responsible for such operating expenses and environmental compliance costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements, thereafter.

Marketing and the Master Lease

As of September 30, 2016, 397 of the properties we own or lease, were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011 Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012 the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

As part of Marketing’s bankruptcy proceedings, we maintained significant pre-petition and post-petition unsecured claims against Marketing. On March 3, 2015, we entered into a settlement agreement with the Liquidating Trustee of the Marketing Estate to resolve claims asserted by us in Marketing’s bankruptcy case (the “Settlement Agreement”). The Settlement Agreement was approved by an order of the U.S. Bankruptcy Court and on April 22, 2015, we received a distribution from the Marketing Estate of $6,800,000 on account of our general unsecured claims. The Settlement Agreement also resolved a dispute relating to the balance of payment due to us pursuant to our agreement to fund a lawsuit that was brought by the Liquidating Trustee against Lukoil Americas Corporation and related entities and individuals for the benefit of Marketing’s creditors. As a result, on April 22, 2015, we also received an additional distribution of $550,000 from the Marketing Estate in full resolution of the funding agreement dispute.

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of approximately $10,800,000 on account of our general unsecured claims. We do not expect to receive any further distributions from the Marketing Estate.

As of September 30, 2016, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising 351 properties in the aggregate and 20 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2016, we have a remaining commitment to fund as much as $10,805,000 in the aggregate with our tenants for a portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2016, we removed $13,769,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,961,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

We had previously entered into a lease modification agreement with NECG which deferred a portion of NECG’s rent due to us and allowed us to remove properties from the NECG Lease. As a result, as of December 31, 2015, there were eight properties remaining in the NECG Lease. During the nine months ended September 30, 2016, we severed five properties from the NECG Lease. The three remaining properties continue to be leased to NECG with the understanding that the properties will be severed from the NECG Lease when we either re-lease or sell the properties.

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

Legal Proceedings

        We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2016 and December 31, 2015, we had accrued $11,767,000 and $11,265,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating

$801,000 and $349,000 for certain of these matters during the nine months ended September 30, 2016 and 2015, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17-mile stretch of the Lower Passaic River in New Jersey. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this agreed-upon allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015. The draft RI/FS set forth various alternatives for remediating the entire 17-mile stretch of the Lower Passaic River, and provides that cost estimate for the preferred remedial action presented therein is in the range of approximately $483,000,000 to $725,000,000. The EPA is still evaluating the draft RI/FS report submitted by the CPG.

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012, to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections, and on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that would involve bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA. On October 5, 2016, the EPA announced that it had entered into a settlement agreement with Occidental which requires that Occidental perform the remedial design (which is expected to take four (4) years to complete) for the remedy selected for the lower 8-miles of the Lower Passaic River.

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

MTBE Litigation – State of New Jersey

        We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation, and with respect to certain facts applicable to our activities and gasoline stations, and affirmative defenses available to us, which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by us and Marketing and under which we believe we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of September 30, 2016, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County, relating to alleged statewide MTBE contamination in Pennsylvania (the “Complaint”). The Complaint names as defendants more than 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The Complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and acts in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of September 30, 2016, borrowings under the Revolving Facility were $75,000,000 and borrowings under the Term Loan were $50,000,000 and, as of December 31, 2015, borrowings under the Revolving Facility were $94,000,000 and borrowings under the Term Loan were $50,000,000. The interest rate on Credit Agreement borrowings at September 30, 2016, was 3.25% per annum.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $1,900,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015, are now included within borrowings under credit agreement. As of September 30, 2016, $1,374,000 of debt issuance costs are included within borrowings under credit agreement.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75,000,000 of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of September 30, 2016 and December 31, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As a result, $311,000 of debt issuance costs that were previously presented in prepaid expenses and other assets as of December 31, 2015, are now included within senior unsecured notes. As of September 30, 2016, $270,000 of debt issuance costs are included within senior unsecured notes.

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

As of September 30, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of September 30, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement - Revolving Facility	June 2018	$75,000,000
Credit Agreement - Term Loan	June 2020	$50,000,000
Restated Prudential Note Purchase Agreement - Series A Notes	February 2021	$100,000,000
Restated Prudential Note Purchase Agreement - Series B Notes	June 2023	$75,000,000

As of September 30, 2016 and December 31, 2015, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of September 30, 2016, the fair value of the borrowings under the Series A Notes and Series B Notes were $108,500,000 and $79,900,000, respectively. As of December 31, 2015, the fair value of the borrowings under the Series A Notes and Series B Notes were $105,800,000 and $76,400,000, respectively.

The fair value of the borrowings outstanding as of September 30, 2016 and December 31, 2015, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering substantially all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at September 30, 2016 and December 31, 2015, we have accrued $44,772,000 and $45,443,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of, remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2016, we had accrued a total of $78,525,000 for our prospective environmental remediation liability. This accrual includes (a) $33,753,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $44,772,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84,345,000 for our prospective environmental remediation liability. This accrual includes (a) $38,902,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,443,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,020,000 and $3,519,000 of net accretion expense was recorded for the nine months ended September 30, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations aggregating $3,804,000 and $2,035,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2016 and 2015, we increased the carrying value of certain of our properties by $5,384,000 and $8,892,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increases or decreases in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $6,232,000 and $10,598,000 for the nine months ended September 30, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2016 and 2015, included $3,934,000 and $4,646,000, respectively, related to capitalized asset retirement costs. Capitalized asset retirement costs were $48,981,000 (consisting of $20,234,000 of known environmental liabilities and $28,747,000 of reserves for future environmental liabilities) and $51,393,000 (consisting of $20,939,000 of known environmental liabilities and $30,454,000 of reserves for future environmental liabilities) as of September 30, 2016 and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2016, we removed $13,769,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,961,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2016, is as follows (in thousands):

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DIVIDENDS PAID IN EXCESS OF EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561
Net earnings				30,083	30,083
Dividends declared — $0.75 per share				(25,644)	(25,644)
Stock dividends	286	3	4,739	—	4,742
Shares issued pursuant to ATM Program, net	145	2	2,938	—	2,940
Stock-based compensation	19	—	1,153	—	1,153

BALANCE, SEPTEMBER 30, 2016	33,872	$339	$473,168	$(53,672)	$419,835

On March 9, 2016, our Board of Directors granted 86,600 restricted stock units under our 2004 Omnibus Incentive Compensation Plan. We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2016 or December 31, 2015.

ATM Program

In June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $360,000 of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consisted primarily of underwriters’ fees and legal and accounting fees.

During the three and nine months ended September 30, 2016, we issued 122,000 and 145,000 shares, respectively, and received net proceeds of $2,819,000 and $2,940,000, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2016, we paid dividends of $32,973,000 or $0.97 per share (which consisted of $25,532,000 or $0.75 per share of regular quarterly cash dividends and a $7,441,000 or $0.22 per share special cash and stock dividend). For the nine months ended September 30, 2015, we paid dividends of $27,035,000 or $0.80 per share (which consisted of $22,310,000 or $0.66 per share of regular quarterly cash dividends and a $4,725,000 or $0.14 per share special cash dividend).

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of September 30, 2016 and 2015, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Earnings from continuing operations	$9,236	$8,523	$30,661	$19,985
Less dividend equivalents attributable to RSUs outstanding	(111)	(96)	(379)	(273)

Earnings from continuing operations attributable to common shareholders	9,125	8,427	30,282	19,712

(Loss) from discontinued operations	(432)	(1,488)	(578)	(2,468)
Less dividend equivalents attributable to RSUs outstanding	—	—	—	—

(Loss) from discontinued operations attributable to common shareholders	(432)	(1,488)	(578)	(2,468)

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$8,693	$6,939	$29,704	$17,244

Weighted average common shares outstanding:
Basic and diluted	33,776	33,422	33,716	33,420

RSUs outstanding at the end of the period	430	401	430	401

NOTE 9. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations three properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. We elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205), effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014 are presented within income from continuing operations in our consolidated statements of income.

During the nine months ended September 30, 2016, we sold two properties resulting in a loss of $178,000 that were previously classified as held for sale as of June 30, 2014. In addition, during the nine months ended September 30, 2016, we sold eight properties resulting in a recognized gain of $1,416,000 that did not meet the criteria to be classified as discontinued operations. We determined that the eight properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the eight properties were reflected in our earnings from continuing operations. We also received funds from property condemnations resulting in a gain of $92,000 and recognized the remaining deferred gain of $3,868,000 related to the Ramoco sale.

Real estate held for sale consisted of the following at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Land	$400	$603
Buildings and improvements	439	997

	839	1,600
Accumulated depreciation and amortization	—	(261)

Real estate held for sale, net	$839	$1,339

The revenues from rental properties, impairment charges, other operating expenses and gains/losses from dispositions of real estate related to these properties are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues from rental properties	$—	$5	$5	$166
Impairments	(839)	(2,760)	(1,577)	(4,574)
Other operating income	428	1,039	1,172	1,588

(Loss) from operating activities	(411)	(1,716)	(400)	(2,820)
(Loss) gains from dispositions of real estate	(21)	228	(178)	352

(Loss) from discontinued operations	$(432)	$(1,488)	$(578)	$(2,468)

NOTE 10. — PROPERTY ACQUISITIONS

During the quarter ended September 30, 2016, we acquired a leasehold interest in a property for a purchase price of $1,700,000 and acquired an adjacent parcel of land to an existing property for a redevelopment project for a purchase price of $162,000.

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

(in thousands, except per share data)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenues from continuing operations	$29,987	$88,389

Earnings from continuing operations	$8,523	$21,820

Basic and diluted earnings from continuing operations per common share	$0.25	$0.64

Total revenues for the United Oil Transaction included in continuing operations were $4,408,000 and $13,224,000 for the three and nine months ended September 30, 2016, respectively, and $4,416,000 and $5,781,000 for the three and nine months ended

September 30, 2015, respectively. Net earnings for the United Oil Transaction were $3,025,000 and $8,652,000 for the three and nine months ended September 30, 2016, respectively, and $3,142,000 and $4,080,000 for the three and nine months ended September 30, 2015, respectively.

NOTE 11. — SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2016, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2016, through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: the impact of existing or future legislation and regulations on our business and competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; our efforts, expectations and ability to re-lease or sell our transitional properties; incurring costs associated with repositioning our transitional properties including, but not limited to, operating expenses, environmental compliance costs, environmental remediation costs and potential capital expenditures; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; AFFO, including its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; the reasonableness of our estimates, judgments, beliefs, projections and assumptions used regarding our accounting estimates, allowances, accruals, judgments and assumptions; our critical accounting policies; our exposure and liability due to our accruals, estimates and assumptions regarding our current and future environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters are appropriate based on the information then available; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our ability to maintain our federal tax status as a REIT and the geographic location of our properties and potential alternative uses.

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

These risks include, but are not limited to risks associated with: complying with environmental laws and regulations; counterparty risks; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations, renewal of existing leases and our ability to either re-lease or sell transitional properties; our dependence on external sources of capital; repositioning our transitional properties; terms or timing of property dispositions; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; acquiring properties; our redevelopment program; our investment strategy; owning and leasing real estate; adverse developments in general business, economic or political conditions; dependence of substantially all of our tenants on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage; the impact of our electing to be treated as a REIT under the federal income tax laws, including failure to qualify as a REIT and paying taxes, penalties, interest or a deficiency dividend; interest rate risk; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; adverse effect of inflation; the loss of a member or members of our management team; changes in accounting standards that may adversely affect our financial position; impairment charges; terrorist attacks and other acts of violence and war; and our information systems.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2016, we owned 743 properties and leased 92 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Investment/Redevelopment Strategy

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that will promote geographic diversity. A key element of our investment strategy is to invest in properties in strong primary markets that serve high density population centers. We cannot provide any assurance that we will be successful making additional investments, that investments which meet our investment criteria will be available or that our current sources of liquidity will be sufficient to fund such investments.

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

Net Lease Portfolio

As of September 30, 2016, we leased 800 properties to tenants under long-term triple-net leases. Our net lease portfolio consists of 718 properties leased to regional and national fuel distributors under 24 unitary or master triple-net leases and 82 properties leased as single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Transitional Properties

We regularly evaluate our portfolio of properties and, as of September 30, 2016, we had 35 properties which we consider to be transitional properties, defined as properties which we are actively repositioning for sale, redevelopment or re-leasing. As of September 30, 2016, our transitional properties were comprised of (i) three properties subject to the NECG Lease, (ii) six properties occupied under month-to-month license agreements and (iii) 26 properties that are vacant.

Our month-to-month license agreements are interim occupancy arrangements, which allow the licensees to occupy and use these properties until the properties are sold or leased on a triple-net basis. Our month-to-month license agreements differ from our triple-net lease arrangements in that, among other things, we receive monthly occupancy payments directly from the licensees while we remain responsible for certain operating expenses, certain environmental compliance costs and costs associated with any environmental remediation at the properties. We will continue to be responsible for such operating expenses and environmental compliance costs until these properties are sold or leased on a triple-net basis, and under certain leases and agreements thereafter.

For vacant properties, we are responsible for the payment of all operating expenses, environmental compliance costs and costs associated with environmental remediation until these properties are sold, or leased on a triple-net basis. The incurrence of these various expenses may materially negatively impact our cash flow and ability to pay dividends.

We expect that we will either sell, enter into new leases or redevelop for alternative single tenant retail net lease uses all of our transitional properties over time. Although we are currently working on repositioning transitional properties, the timing of pending or anticipated transactions may be affected by factors beyond our control and we cannot predict when or on what terms sales or leases will ultimately be consummated.

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

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $2.0 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, and $4.5 million and $15.3 million for the three and nine months ended September 30, 2015, respectively, where the carrying amount of the property exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations available to common shareholders (“FFO”) and adjusted funds from operations available to common shareholders (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, impairment charges and cumulative effect of accounting changes. Our definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense and non-cash changes in environmental estimates and other unusual items. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. Our assessment of our operations is focused on long-term sustainability and not on non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of Revenue Recognition Adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash Revenue Recognition Adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) changes in environmental estimates and environmental accretion expense, (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO for the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings	$8,804	$7,035	$30,083	$17,517
Depreciation and amortization of real estate assets	5,411	4,629	14,649	12,192
Loss (gains) on dispositions of real estate	10	(1,923)	(5,198)	(1,789)
Impairments	1,991	4,460	6,787	15,256

Funds from operations	16,216	14,201	46,321	43,176
Revenue recognition adjustments	(797)	(1,287)	(2,509)	(2,621)
Allowance for deferred rental revenue	—	(89)	—	(93)
Changes in environmental estimates	(1,069)	(1,171)	(3,804)	(2,035)
Accretion expense	1,056	1,120	3,020	3,519
Acquisition costs	20	22	20	435

Adjusted funds from operations	$15,426	$12,796	$43,048	$42,381

Basic and diluted per share amounts:
Earnings per share	$0.26	$0.21	$0.88	$0.52
Funds from operations per share	0.47	0.42	1.36	1.28
Adjusted funds from operations per share	$0.45	$0.38	$1.26	$1.25
Basic and diluted weighted average shares outstanding	33,776	33,422	33,716	33,420

Results of Operations

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

        Revenues from rental properties included in continuing operations decreased by $0.5 million to $24.3 million for the three months ended September 30, 2016, as compared to $24.8 million for the nine months ended September 30, 2015. The decrease in revenue from rental properties was primarily due to decreases in Revenue Recognition Adjustments recorded during the quarter. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations were $23.5 million for the three months ended September 30, 2016 and 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $3.4 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively. Interest income on notes and mortgages receivable were $0.8 million for the three months ended September 30, 2016, as compared to $0.9 million for the three months ended September 30, 2015.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.8 million for the three months ended September 30, 2016, and $1.3 million for the three months ended September 30, 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and tenant expense reimbursements, were $5.2 million for the three months ended September 30, 2016, as compared to $6.3 million for the three months ended September 30, 2015. The decrease in property costs for the three months ended September 30, 2016, was principally due to a decrease in tenant expense reimbursements, rent expense and real estate taxes.

Impairment charges included in continuing operations were $1.2 million for the three months ended September 30, 2016, as compared to $1.7 million for the three months ended September 30, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended September 30, 2016 and 2015, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended September 30, 2016, decreased by $0.7 million to $0.9 million, as compared to $1.6 million for the three months ended September 30, 2015. The decrease in environmental expenses for the three months ended September 30, 2016, was principally due to a $0.7 million decrease in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $0.9 million to $3.3 million for the three months ended September 30, 2016, as compared to $4.2 million for the three months ended September 30, 2015. The decrease in general and administrative expenses for the three months ended September 30, 2016, was principally due to a $0.5 million decrease in employee related expenses attributable to severance and retirement costs and a decrease in legal and professional fees of $0.4 million.

Recoveries and allowances for uncollectible accounts included in continuing operations decreased by $0.4 million to a $0.1 million recovery for the three months ended September 30, 2016, as compared to an allowance of $0.3 million for the three months ended September 30, 2015. The recoveries from uncollectible accounts for the three months ended September 30, 2016, were primarily related to reversals of previously provided bad debt reserves associated with receiving funds from our tenants.

Depreciation and amortization expense included in continuing operations was $5.4 million for the three months ended September 30, 2016, as compared to $4.6 million for the three months ended September 30, 2015. The increase was primarily due to a $0.9 million write-off of unamortized deferred leasing costs related to lease terminations, offset by a $0.2 million decrease in depreciation charges related to asset retirement costs for environmental liabilities, and by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $11 thousand for the three months ended September 30, 2016, as compared to $1.7 million for the three months ended September 30, 2015.

Other income, net included in continuing operations was $0.6 million for the three months ended September 30, 2016, as compared to $0.1 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, the income was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs and $0.4 million received from a legal settlement. For the three months ended September 30, 2015 the income was primarily attributable to an assignment fee received from a tenant.

Interest expense was $4.2 million for the three months ended September 30, 2016, as compared to $4.5 million for the three months ended September 30, 2015. The decrease was due to lower average borrowings outstanding for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

        We report as discontinued operations the results of three properties accounted for as held for sale in accordance with GAAP as of September 30, 2016, and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations decreased by $1.1 million to a loss of $0.4 million for the three months ended September 30, 2016, as compared to a loss of $1.5 million for the three months ended September 30, 2015. The change was primarily due to an increase in earnings from operating activities. Loss on dispositions of real estate included in discontinued operations was $21 thousand for the three months ended September 30, 2016, as compared to a loss on dispositions of real estate included in discontinued operations of $0.2 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, there was one property disposition recorded in discontinued operations. For the three months ended September 30, 2015, there were four properties dispositions recorded in discontinued operations. Impairment charges recorded in discontinued operations during the three months ended September 30, 2016 and 2015, of $0.8 million and $2.8 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended September 30, 2016, FFO increased by $2.0 million to $16.2 million, as compared to $14.2 million for the three months ended September 30, 2015, and AFFO increased by $2.6 million to $15.4 million, as compared to $12.8 million for the prior year. The increase in FFO for the three months ended September 30, 2016, was primarily due to the changes in net earnings but excludes a $2.5 million decrease in impairment charges, a $0.8 million increase in depreciation and amortization expense and a $1.9 million decrease in gains on dispositions of real estate. The increase in AFFO for the three months ended September 30, 2016, also excludes an $89 thousand decrease in allowance for deferred rental revenue, a $38 thousand decrease in non-cash net environmental credits and a $0.5 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Revenues from rental properties included in continuing operations increased by $5.5 million to $72.9 million for the nine months ended September 30, 2016, as compared to $67.4 million for the nine months ended September 30, 2015. The increase in revenues from rental properties for the nine months ended September 30, 2016, was primarily due to $7.4 million of revenues from the properties acquired in the United Oil Transaction which closed in June 2015 partially offset by a $0.9 million decrease in revenues due to the Ramoco sale and Revenue Recognition Adjustments. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations were $70.4 million for the nine months ended September 30, 2016, as compared to $64.7 million for the nine months ended September 30, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $9.9 million and $11.1 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income on notes and mortgages receivable were $2.8 million for the nine months ended September 30, 2016, as compared to $2.5 million for the nine months ended September 30, 2015. The increase in interest income was primarily driven by the Ramoco seller financing mortgage.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $2.5 million for the nine months ended September 30, 2016, and $2.7 million for the nine months ended September 30, 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and tenant expense reimbursements, were $16.2 million for the nine months ended September 30, 2016, as compared to $18.0 million for the nine months ended September 30, 2015. The decrease in property costs for the nine months ended September 30, 2016, was due to reductions in rent expense, maintenance expense and tenant expense reimbursements.

Impairment charges included in continuing operations were $5.2 million for the nine months ended September 30, 2016, as compared to $10.7 million for the nine months ended September 30, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the nine months ended September 30, 2016 and 2015 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the nine months ended September 30, 2016, decreased by $2.7 million to $2.6 million, as compared to $5.3 million for the nine months ended September 30, 2015. The decrease in environmental expenses for the nine months ended September 30, 2016, was principally due to $2.9 million of decreases in environmental remediation costs offset by a $0.2 million increase in litigation loss reserves and legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $1.8 million to $11.1 million for the nine months ended September 30, 2016, as compared to $12.9 million for the nine months ended September 30, 2015. The decrease in general and administrative expenses for the nine months ended September 30, 2016, was principally due to a decrease in legal and professional fees of $1.9 million.

Recoveries and allowances for uncollectible accounts included in continuing operations decreased by $1.3 million to a $0.6 million recovery for the nine months ended September 30, 2016, as compared to an allowance of $0.7 million for the nine months ended September 30, 2015. The recoveries from uncollectible accounts for the nine months ended September 30, 2016, were primarily related to reversals of previously provided bad debt reserves associated with receiving funds from our tenants.

Depreciation and amortization expense included in continuing operations was $14.7 million for the nine months ended September 30, 2016, as compared to $12.2 million for the nine months ended September 30, 2015. The increase was primarily due to a $0.9 million write-off of unamortized deferred leasing costs related to lease terminations and a $2.4 million increase in depreciation charges related to properties acquired in the United Oil Transaction, offset by a $0.7 million decrease in depreciation charges related to asset retirement costs for environmental liabilities, and by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $5.4 million for the nine months ended September 30, 2016, as compared to a gain of $1.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates and the sale of ten properties.

Other income, net included in continuing operations was $1.4 million for the nine months ended September 30, 2016, as compared to $7.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the income was primarily attributable to $0.7 million received from insurance carriers for reimbursement of environmental costs, $0.4 million received from a legal settlement and a $0.2 million lease termination fee received from a former tenant. For the nine months ended September 30, 2015, the income was primarily attributable to $7.4 million in distributions received from the Marketing Estate.

Interest expense was $12.5 million for the nine months ended September 30, 2016, as compared to $10.2 million for the nine months ended September 30, 2015. The increase was due to higher average borrowings outstanding for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase in average borrowings outstanding for the nine months ended September 30, 2016, was due to the United Oil Transaction, which was funded with proceeds from our Credit Agreement and Restated Prudential Note Purchase Agreement.

We report as discontinued operations the results of three properties accounted for as held for sale in accordance with GAAP as of September 30, 2016, and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations decreased by $1.9 million to a loss of $0.6 million for the nine months ended September 30, 2016, as compared to a loss of $2.5 million for the nine months ended September 30, 2015. The change was primarily due to an increase in earnings from operating activities partially offset by higher net losses in 2016 on dispositions of real estate. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the nine months ended September 30, 2016, as compared to a gain on dispositions of real estate included in discontinued operations of $0.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, there were two property disposition recorded in discontinued operations. For the nine months ended September 30, 2015, there were 11 property dispositions recorded in discontinued operations. Impairment charges recorded in discontinued operations during the nine months ended September 30, 2016 and 2015, of $1.6 million and $4.6 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the nine months ended September 30, 2016, FFO increased by $3.1 million to $46.3 million, as compared to $43.2 million for the nine months ended September 30, 2015, and AFFO increased by $0.6 million to $43.0 million, as compared to $42.4 million for the prior year. The increase in FFO for the nine months ended September 30, 2016, was primarily due to the changes in net earnings but excludes a $8.5 million decrease in impairment charges, a $2.4 million increase in depreciation and amortization expense and a $3.4 million increase in gains on dispositions of real estate. The increase in AFFO for the nine months ended September 30, 2016, also excludes a $93 thousand decrease in allowance for deferred rental revenue, a $2.3 million increase in net non-cash environmental credits, a $0.4 million decrease in acquisition costs and a $0.1 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

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

Our cash flow activities for the nine months ended September 30, 2016 and 2015, are summarized as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash flow provided by operating activities	$32,951	$34,355
Net cash flow provided by (used in) investing activities	17,937	(209,656)
Net cash flow (used in) provided by financing activities	$(44,643)	$175,946

Operating Activities

Net cash flow from operating activities decreased by $1.4 million for the nine months ended September 30, 2016, to $33.0 million, as compared to $34.4 million for the nine months ended September 30, 2015. Net cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for property costs, environmental expenses, interest expense and general and administrative expenses. The change in net cash flow provided by operating activities for the nine months ended September 30, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities increased by $227.6 million for the nine months ended September 30, 2016, to $17.9 million, as compared to net cash flow used by investing activities of $209.7 million for the nine months ended September 30, 2015. The increase in net cash flow from investing activities for the nine months ended September 30, 2016, was primarily due to a decrease of $216.4 million in expenditures primarily related to the United Oil Transaction during the second quarter of 2015 and an increase in collection of notes and mortgages receivable of $14.8 million.

Financing Activities

Net cash flows from financing activities decreased by $220.5 million for the nine months ended September 30, 2016, to a use of $44.6 million, as compared to cash flow provided of $175.9 million for the nine months ended September 30, 2015. The increase in use of net cash flow from financing activities was primarily due to net payments under the Credit Agreement of $19.0 million for the nine months ended September 30, 2016, as compared to net borrowings of $206.0 million for the nine months ended September 30, 2015.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of September 30, 2016, borrowings under the Revolving Facility were $75.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2015, borrowings under the Revolving Facility were $94.0 million and borrowings under the Term Loan were $50.0 million. The interest rate on Credit Agreement borrowings at September 30, 2016, was 3.25% per annum.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of

America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75.0 million of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of September 30, 2016 and December 31, 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million.

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

As of September 30, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of September 30, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement—Revolving Facility	June 2018	$75,000,000
Credit Agreement—Term Loan	June 2020	$50,000,000
Restated Prudential Note Purchase Agreement—Series A Notes	February 2021	$100,000,000
Restated Prudential Note Purchase Agreement—Series B Notes	June 2023	$75,000,000

ATM Program

In June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock with an aggregate sales price of up to $125 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $0.4 million of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consisted primarily of underwriters’ fees and legal and accounting fees.

During the three and nine months ended September 30, 2016, we issued 122,000 and 145,000 shares, respectively, and received net proceeds of $2.8 million and $2.9 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. During the quarter ended September 30, 2016, we acquired a leasehold interest in a property for a purchase price of $1.7 million and acquired an adjacent parcel of land to an existing property for a redevelopment project for a purchase price of $0.2 million.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for properties that were previously subject to the Master Lease with Marketing and which are not currently subject to long-term triple-net leases. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative retail uses. For the nine months ended September 30, 2016, we spent $0.5 million (of which $0.3 million was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. For the nine months ended September 30, 2016, we completed one redevelopment project and $1.0 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet. In addition, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2016, we have a remaining commitment to fund as much as $10.8 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default. Dividends paid to our shareholders for the nine months ended September 30, 2016, were $33.0 million or $0.97 per share (which consisted of $25.6 million or $0.75 per share in regular quarterly cash dividends and a $7.4 million or $0.22 per share special cash and stock dividend). There can be no assurance that we will continue to pay dividends at historical rates.

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

Environmental Matters

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which include removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting incurred in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering substantially all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at September 30, 2016 and December 31, 2015, we have accrued $44.8 million and $45.4 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2016, we had accrued a total of $78.5 million for our prospective environmental remediation liability. This accrual includes (a) $33.7 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $44.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84.3 million for our prospective environmental remediation liability. This accrual includes (a) $38.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.0 million, and $3.5 million of net accretion expense was recorded for the nine months ended September 30, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2016 and 2015, we recorded credits to environmental expenses included in continuing operations and to earnings from operating activities in discontinued operations in our consolidated statements of operations aggregating $3.8 million and $2.0 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2016 and 2015, we increased the carrying value of certain of our properties by $5.4 million and $8.9 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $6.2 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively, in continuing operations and in discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense included in continuing operations and earnings from discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 included $3.9 million and $4.6 million, respectively, of depreciation related to capitalized asset retirement costs. Capitalized asset retirement costs were $49.0 million (consisting of $20.2 million of known environmental liabilities and $28.8 million of reserves for future environmental liabilities) and $51.4 million (consisting of $20.9 million of known environmental liabilities and $30.5 million of reserves for future environmental liabilities) as of September 30, 2016, and December 31, 2015, respectively.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2016, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3.0 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 in “Part 1 Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for additional information regarding our Revenue Recognition Adjustments.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2016 and December 31, 2015, we had accrued $11.8 million and $11.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Part I, Item 3. Legal Proceedings” which appears in our Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I Financial Information, Item 1. Financial Statements” which appear in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of September 30, 2016, were $125.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement of $125.0 million as of September 30, 2016, an increase in market interest rates of 0.50% for 2016 would decrease our 2016 net income and cash flows by approximately $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $125.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2016 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting

During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, and to Note 4 in “Part I Financial Information, Item 1. Financial Statements” which appears in this Quarterly Report on Form 10-Q, for additional information.

There have been no changes to our disclosures set forth in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in “Part II, Item 1. Legal Proceedings” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, other than the following:

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17-mile stretch of the Lower Passaic River in New Jersey. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this agreed-upon allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015. The draft RI/FS set forth various alternatives for remediating the entire 17-mile stretch of the Lower Passaic River, and provides that cost estimate for the preferred remedial action presented therein is in the range of approximately $483 million to $725 million. The EPA is still evaluating the draft RI/FS report submitted by the CPG.

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012, to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA. On October 5, 2016, the EPA announced that it had entered into a settlement agreement with Occidental which requires that Occidental perform the remedial design (which is expected to take four (4) years to complete) for the remedy selected for the lower 8-miles of the Lower Passaic River.

On June 16, 2016, Maxus Energy Corporation and Tierra Solutions, Inc., who have contractual liability to Occidental for Occidental’s potential liability related to the Lower Passaic River, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We currently do not anticipate that the bankruptcy filing by Maxus and Tierra will affect our ultimate liability, if any, for clean-up costs related to the Lower Passaic River, however we (through the CPG and independently) will monitor the bankruptcy proceedings for any potential impact.

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

Date: October 27, 2016

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)