Form 10-K
period 2016-12-31
GETTY REALTY CORP /MD/
filed 2017-03-02
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (26,578,306 shares of common stock) of the Company was $570,105,000 as of June 30, 2016.

The registrant had outstanding 34,573,340 shares of common stock as of March 2, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2016, pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding: our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our recurring financial performance and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; corporate-level federal income taxes; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Credit Agreement and Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks include, but are not limited to risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; counterparty risks; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and redevelopment opportunities; our ability to successfully manage our investment strategy; owning and leasing real estate; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; adverse effect of inflation; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; and our information systems.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 829 properties are located in 23 states across the United States and Washington, D.C. Our properties are operated under a variety of brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, RaceTrac, Shell and Valero. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing convenience store and gasoline station properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise. Our company is headquartered in Jericho, New York and as of March 2, 2017, we had 31 employees.

Company Operations

As of December 31, 2016, we owned 740 properties and leased 89 properties from third-party landlords. Our typical property is used as a convenience store and gasoline station, and is located on between one-half and three quarters of an acre of land in a metropolitan area. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. Our properties are concentrated in the Northeast and Mid-Atlantic regions. We believe our network of convenience store and gasoline station properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Convenience store and gasoline station properties are an integral component of the transportation infrastructure supported by highly inelastic demand for refined petroleum products, day-to-day consumer goods and convenience foods.

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

Our Properties

Net Lease. As of December 31, 2016, we leased 808 of our properties to tenants under triple-net leases.

Our net lease properties include 724 properties leased to regional and national fuel distributors under 25 separate unitary or master triple-net leases and 84 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2016, our contractual rent weighted average lease term, excluding renewal options was approximately 11 years. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2016, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2016, we have a remaining commitment to fund up to $10.2 million in the aggregate with our tenants for our portion of such capital expenditures. See Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2016, we were actively redeveloping six of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. See “Redevelopment Strategy and Activity” below for additional detail.

Vacancies. As of December 31, 2016, 15 of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote our geographic and tenant diversity. We cannot provide any assurance that we will be successful making additional investments, that investments which meet our investment criteria will be available or that our current sources of liquidity will be sufficient to fund such investments.

During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in separate transactions, for an aggregate purchase price of $7.7 million. During the year ended December 31, 2015, we acquired fee simple interests in 80 convenience store and gasoline station properties for an aggregate purchase price of $219.2 million.

Over the last five years, we have acquired 138 properties, located in various states, for an aggregate purchase price of $322.9 million. These acquisitions included single property transactions and portfolio transactions ranging in size, the largest of which was the United Oil Transaction in June 2015. For information regarding the United Oil Transaction, see Note 12 in “Item 8. Financial Statements and Supplementary Data” and for selected combined audited financial data of United Oil, see “Item 9B. Other Information” in this Form 10-K.

Redevelopment Strategy and Activity

We believe that a portion of our properties are located in geographic areas, which together with other factors, may make them well-suited for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher values than their current use. Accordingly, we are actively engaged in a redevelopment strategy with respect to certain of our properties.

For the year ended December 31, 2016, we spent $0.7 million (of which $0.3 million was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2016, we completed one redevelopment project and $1.0 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet.

As of December 31, 2016, we were actively redeveloping six of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. In addition, to the six properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties, from our net lease portfolio, that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of December 31, 2016, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

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

Getty Petroleum Marketing, Inc. (“Marketing”) was formed to facilitate the spin-off of our petroleum marketing business to our shareholders, which was completed in 1997. Marketing was acquired by a U.S. subsidiary of OAO Lukoil (“Lukoil”) in December 2000. In connection with Lukoil’s acquisition of Marketing, we entered in to a long-term unitary triple-net lease (the “Master Lease”)

with Marketing. In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court (the “Bankruptcy Court”). The Master Lease was terminated effective April 30, 2012, and pursuant to a final decree issued by the Bankruptcy Court in October 2015, the Chapter 11 cases pertaining to Marketing were closed, subject to final distributions to creditors which were made in November 2015. As of December 31, 2016, 391 of the properties we own or lease were previously leased to Marketing pursuant to the Master Lease.

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets certain requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the applicable requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to shareholders annually a substantial portion of its taxable income. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Major Tenants

As of December 31, 2016, we had three significant tenants by revenue:

•

We leased 166 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2016 and 2015. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% and 9% of our total revenues for the years ended December 31, 2016 and 2015, respectively. For information regarding the United Oil Transaction see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. See Item 9B in this Form 10-K for selected combined audited financial data of United Oil.

•

We leased 79 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 15% and 16% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Our major tenants are part of larger corporate organizations and the financial distress of one subsidiary or other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. For information regarding factors that could adversely affect us relating to our leases with these tenants, see “Item 1A. Risk Factors”.

Competition

The single-tenant net lease retail sector of the real estate industry in which we operate is highly competitive. In addition, we expect major real estate investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, public and private investment funds, and other individual and institutional investors.

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

We believe that our properties are in substantial compliance with federal, state and local provisions pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, we do not believe that existing legislation and regulations will have a material adverse effect on our competitive position. For additional information with respect to pending environmental lawsuits and claims see “Item 3. Legal Proceedings”.

Environmental expenses are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental expenses where available. We enter into leases and various other agreements which allocate between the parties responsibility for known and unknown environmental liabilities at or relating to the subject premises. We are contingently liable for these environmental obligations in the event that our counterparty to the agreement does not satisfy them.

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

For additional information please refer to “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third-parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as convenience store and gasoline station properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties are subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-let or sell our properties on favorable terms, or at all.

For additional information with respect to pending environmental lawsuits and claims, and environmental remediation obligations and estimates see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2016 and 2015, we have accrued $45.0 million and $45.4 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation liability. This accrual includes (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Restated Prudential Note Purchase Agreement and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, is likely to have a material adverse effect on us. As of December 31, 2016, we leased 166 convenience store and gasoline station properties pursuant to three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners, LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2016 and 2015. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company. As of December 31, 2016, we leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% and 9% of our total revenues for the years ended December 31, 2016 and 2015, respectively. See Item 9B in this Form 10-K for selected combined audited financial data of United Oil. As of December 31, 2016, we leased 79 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 15% and 16% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates. We may also undertake additional transactions with these or other existing tenants which would further concentrate our sources of rental revenues. Many of our tenants, including those noted above, are part of larger corporate organizations and the financial distress of one subsidiary or other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-leasing or selling our properties.

We are subject to risks that financial distress, default or bankruptcy of our tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn, could negatively impact our rental revenues. We are subject to risks that the terms governing renewal or re-leasing of our properties (including, compliance with numerous federal, state and local laws and regulations related to the protection of the environment, such as the remediation of contamination and the retirement and decommissioning or removal of long-lived assets, the cost of required renovations, or replacement of USTs and related equipment) may be less favorable than current lease terms.

We are also subject to the risk that we may receive less net proceeds from the properties we sell as compared to their current carrying value or that the value of our properties may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-lease or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties. The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us.

If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant. If our tenants do not perform their lease obligations; or we are unable to renew existing leases and promptly recapture and re-lease or sell our properties; or if lease terms upon renewal or re-leasing are less favorable than current or historical lease terms; or if the values of properties that we sell are adversely affected by market conditions; or if we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy; then our cash flow could be significantly adversely affected.

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

Our principal sources of liquidity are our cash flows from operations, funds available under our $225.0 million Credit Agreement with a group of banks led by Bank of America, N.A. The Credit Agreement consists of a $175.0 million Revolving Facility, which is scheduled to mature in June 2018 and a $50.0 million Term Loan, which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. On June 2, 2015, we entered into the Restated Prudential Note Purchase Agreement, amending and restating our existing senior secured note purchase agreement with Prudential and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, among other matters, Prudential and its affiliate, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75.0 million of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. For additional information, please refer to “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Each of the Credit Agreement and the Restated Prudential Note Purchase Agreement contains customary financial and other covenants such as leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement contains customary events of default, including default under the Restated Prudential Note Purchase Agreement, change of control and failure to maintain REIT status. The Restated Prudential Note Purchase Agreement contains customary events of default, including default under the Credit Agreement and failure to maintain REIT status. Our ability to meet the terms of the agreements is dependent on our continued ability to meet certain criteria as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Restated Prudential Note Purchase Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

We have commenced a program to redevelop certain of our properties and to recapture select properties from our net lease portfolio in order to redevelop such properties for alternative uses. The success at each stage of our redevelopment program is dependent on numerous factors and risks including our ability to identify and extract preferred sites from our portfolio and successfully prepare and market them for alternative uses, and project development issues, including those relating to planning, zoning, licensing, permitting, third party and governmental authorizations, changes in local market conditions, increases in construction costs, the availability and cost of financing, and issues arising from possible discovery of new environmental contamination and the need to conduct environmental remediation. Occupancy rates and rents at any particular redeveloped property may fail to meet our original expectations for a number of reasons beyond our control, including changes in market and economic conditions and the development by competitors of competing properties. We could experience increased and unexpected costs or significant delays or abandonment of some or all of these redevelopment opportunities. For any of the above-described reasons, and others, we may determine to abandon opportunities that we have already begun to explore or with respect to which we have commenced redevelopment efforts and, as a result, we may fail to recover expenses already incurred. We cannot assure you that we will be able to successfully redevelop and lease any of our identified opportunities or that our overall redevelopment program will be successful. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs, contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) and releases of motor fuel into the environment, and toxic tort claims. For example, we are currently involved in several proceedings described in “Item 3. Legal Proceedings” in this Annual Report on Form 10-K. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from the lawsuits and claims we face could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to pending environmental lawsuits and claims and environmental remediation obligations and estimates see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and 56.5% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments or natural hazards that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are in a competitive business.

The real estate industry is highly competitive. Where we own properties, we compete for tenants with a large number of real estate property owners and other companies that sublet properties. Our principal means of competition are rents we are able to charge in relation to the income producing potential of the location. In addition, we expect other major real estate investors, some with much greater financial resources or more experienced personnel than we have, will compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, convenience store retailers, other REITs, public and private investment funds, and other individual and institutional investors. This competition has increased prices for properties we seek to acquire and may impair our ability to make suitable property acquisitions on favorable terms in the future.

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

We are exposed to interest rate risk, primarily as a result of our Credit Agreement. Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement, or amend our Credit Agreement or Restated Prudential Note Purchase Agreement, seek other sources of debt or equity capital or refinance our outstanding debt. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2016 and 2015, we incurred $12.8 million and $17.4 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Substantially all our properties are leased or subleased to petroleum distributors and convenience store retailers, engaged in the sale of refined petroleum products and convenience store products, who are responsible for the operations conducted at our properties and for the payment of taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances, where we determine that the best use for a property is no longer its existing use, we will seek an alternative tenant or buyer for the property.

We believe that most of our owned and leased properties are adequately covered by casualty and liability insurance. In addition, in almost all cases we require our tenants to provide insurance for properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us.

The following table summarizes the geographic distribution of our properties at December 31, 2016. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease approximately 8,900 square feet of office space at Two Jericho Plaza, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	OWNED BY GETTY REALTY	LEASED BY GETTY REALTY	TOTAL PROPERTIES BY STATE	PERCENT OF TOTAL PROPERTIES
New York	222	47	269	32.5%
Massachusetts	99	13	112	13.5
Connecticut	74	13	87	10.5
New Jersey	46	8	54	6.5
Virginia	45	1	46	5.6
New Hampshire	44	2	46	5.6
Maryland	41	2	43	5.2
Washington State	31	—	31	3.7
California	29	—	29	3.5
Pennsylvania	23	2	25	3.0
Texas	21	—	21	2.5
Colorado	15	—	15	1.8
Hawaii	10	—	10	1.2
Oregon	10	—	10	1.2
Maine	7	—	7	0.8
Rhode Island	5	—	5	0.6
Ohio	4	—	4	0.5
Arkansas	3	—	3	0.4
Florida	3	—	3	0.4
North Carolina	3	—	3	0.4
Nevada	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Delaware	—	1	1	0.1
North Dakota	1	—	1	0.1

Total	740	89	829	100.0%

The properties that we lease from third-parties have a remaining lease term, including renewal and extension option terms, averaging approximately 11 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	NUMBER OF LEASES EXPIRING	PERCENT OF TOTAL LEASED PROPERTIES	PERCENT OF TOTAL PROPERTIES
2017	6	6.8%	0.7%
2018	4	4.6	0.5
2019	6	6.8	0.7
2020	6	6.8	0.7
2021	8	9.0	1.0

Subtotal	30	34.0	3.6
Thereafter	59	66.0	7.1

Total	89	100.0%	10.7%

Revenues from rental properties and tenant reimbursements included in continuing and discontinued operations for the year ended December 31, 2016, were $111.7 million with respect to 836 average rental properties held during the year for an average revenue per rental property of approximately $133,600. Revenues from rental properties and tenant reimbursements included in continuing and discontinued operations for the year ended December 31, 2015, were $107.2 million with respect to 875 average rental properties held during the year for an average revenue per rental property of approximately $122,500.

Rental property lease expirations and annualized contractual rent as of December 31, 2016, are as follows (in thousands, except for the number of rental units data):

CALENDAR YEAR	NUMBER OF RENTAL PROPERTIES(a)	ANNUALIZED CONTRACTUAL RENT(b)	PERCENTAGE OF TOTAL ANNUALIZED RENT
Redevelopment	6	$—	0.0%
Vacant	15	—	0.0
2017	24	2,045	2.2
2018	23	2,595	2.9
2019	54	6,025	6.6
2020	37	4,548	5.0
2021	47	4,140	4.6
2022	31	2,224	2.5
2023	11	1,335	1.5
2024	12	1,084	1.2
2025	13	2,614	2.9
2026	54	10,261	11.3
Thereafter	502	53,875	59.3

Total	829	$90,746	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2016, multiplied by 12.

Item 3. Legal Proceedings

We are subject to various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2016 and 2015, we had accrued $11.8 million and $11.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2016, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third party complaint against Hess Corporation and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third party actions were consolidated for discovery proceedings and trial. Discovery in this case is ongoing.

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

MTBE Litigation – State of New Jersey

We are a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. The majority of the named defendants have already settled the case against them. The remaining cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2016, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania (the “Complaint”). The named plaintiffs are the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the

Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The Complaint names us and more than 50 other defendants, including Exxon Mobil, various BP entities, Chevron, Citgo, Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon, Hess, Shell Oil, Texaco, Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania. The Complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17-mile stretch of the Lower Passaic River in New Jersey. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this agreed-upon allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015. The draft RI/FS set forth various alternatives for remediating the entire 17-mile stretch of the Lower Passaic River, and provides that cost estimate for the preferred remedial action presented therein is in the range of approximately $483 million to $725 million. The EPA has provided comments to the draft RI/FS to the CPG, some of which require proposed additional work to finalize the RI/FS. The CPG is evaluating the EPA’s comments and engaging the EPA in discussions to address the EPA’s comments and to determine a schedule for the completion of the RI/FS.

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012, to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA. On October 5, 2016, the EPA announced that it had entered into a settlement agreement with Occidental which requires that Occidental perform the remedial design (which is expected to take four years to complete) for the remedy selected for the lower 8-miles of the Lower Passaic River.

On June 16, 2016, Maxus Energy Corporation and Tierra Solutions, Inc., who have contractual liability to Occidental for Occidental’s potential liability related to the Lower Passaic River, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF SA, Maxus and Tierra’s corporate parent, sought bankruptcy approval of a settlement under which YPF would pay $130 million to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims for costs incurred by the CPG relating to the lower Passaic River, although we believe that Occidental is ultimately liable for any costs asserted in the proof of claims that are not satisfied in the bankruptcy. The CPG is a member of the creditors committee and continues to evaluate any action taken in the proceedings that could have a potential impact on the CPG as it relates to the ultimate allocation of liability for remediation of the lower Passaic River. We currently do not anticipate that the bankruptcy filing by Maxus and Tierra will affect our ultimate liability, if any, for clean-up costs related to the Lower Passaic River, however we (through the CPG and independently) will monitor the bankruptcy proceedings for any potential impact.

Many uncertainties remain regarding how the EPA intends to implement the ROD. We anticipate that performance of the EPA’s selected remedy will be subject to future negotiation, potential enforcement proceedings and/or possible litigation. The RI/FS, AOC and 10.9 AOC and Notice do not obligate us to fund or perform remedial action contemplated by either the ROD or RI/FS and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time. Our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we have either incurred, or expect to incur, at properties previously leased to Marketing pursuant to the Master Lease. The lawsuit alleges various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, claims seeking to pierce Marketing’s corporate veil, negligence claims and tortious interference claims. Lukoil Americas Corporation and the other defendants moved to dismiss our complaint. A decision from the Court on that motion has not yet been issued. This case is at an early stage of its proceedings. It is not possible to predict or estimate the potential outcome of this case.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: “GTY”). There were approximately 11,130 beneficial holders of our common stock as of March 2, 2017, of which approximately 978 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2016 and 2015 was as follows:

	PRICE RANGE		CASH DIVIDENDS
QUARTER ENDED	HIGH	LOW	PER SHARE
March 31, 2015	19.30	17.03	.2200
June 30, 2015	18.59	16.29	.2200
September 30, 2015	17.10	15.16	.2400
December 31, 2015	17.87	15.67	.4700	(a)
March 31, 2016	19.97	16.21	.2500
June 30, 2016	21.54	19.44	.2500
September 30, 2016	24.33	21.27	.2500
December 31, 2016	25.63	21.71	.2800

(a)	Includes a $0.22 per share special dividend declared in the quarter ended December 31, 2015.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Getty Realty Corp.	100.00	132.20	140.42	146.66	147.67	229.90
Standard & Poors 500	100.00	116.00	153.57	174.60	177.01	198.18
Old Peer Group	100.00	116.91	126.95	164.12	171.49	209.80
New Peer Group	100.00	119.25	128.65	155.90	167.00	203.35

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2011 in Getty Realty Corp. common stock, Standard & Poors 500 and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

The above performance graph compares the performance of our common stock during the period beginning December 31, 2011, and ending December 31, 2016, to: (i) the Standard & Poor’s 500, (ii) a peer group for the year ending December 31, 2015 (“Old Peer Group”) and (iii) a peer group for the year ending December 31, 2016 (“New Peer Group”). The Old Peer Group consists of the following companies: EPR Properties (formerly known as Entertainment Properties Trust), Hospitality Properties Trust, National Retail Properties and Realty Income Corporation. From time to time we review the companies included our peer group and add or remove companies as necessary to ensure that our peer group consists of companies that are reasonably comparable to the Company. The changes in our New Peer Group compared to our Old Peer Group were to add Agree Realty Corporation, Spirit Realty Capital, Inc. and STORE Capital Corporation and remove Hospitality Properties Trust. Our New Peer Group, therefore, consists of the following companies: Agree Realty Corporation, EPR Properties (formerly known as Entertainment Properties Trust), National Retail Properties, Realty Income Corporation, Spirit Realty Capital, Inc. and STORE Capital Corporation. As reconstituted, our New Peer Group more accurately reflects our internally-managed structure and market capitalization and continues to include companies where a substantial segment of each of their businesses is owning and leasing commercial properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not make or endorse any predictions as to future stock performance.

The above performance graph and related information shall not be deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	FOR THE YEARS ENDED DECEMBER 31,
	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
OPERATING DATA:
Total revenues	$115,266	$110,733	$99,893	$102,818	$96,122
Earnings from continuing operations	42,081	40,370	20,405	27,376	13,728
(Loss) earnings from discontinued operations	(3,670)	(2,960)	3,013	42,635	(1,281)

Net earnings	38,411	37,410	23,418	70,011	12,447
Basic and diluted per share amounts:
Earnings from continuing operations	1.23	1.20	0.60	0.81	0.41
Net earnings	1.12	1.11	0.69	2.08	0.37
Basic and diluted weighted average common shares outstanding	33,806	33,420	33,409	33,397	33,395
Dividends declared per share (f)	1.03	1.15	0.96	0.85	0.375
FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS (g):
Net earnings	38,411	37,410	23,418	70,011	12,447
Depreciation and amortization	19,170	16,974	10,549	9,927	13,700
Gains on dispositions of real estate	(6,213)	(2,611)	(10,218)	(45,505)	(6,866)
Impairments	12,814	17,361	21,534	13,425	13,942

Funds from operations	64,182	69,134	45,283	47,858	33,223
Revenue recognition adjustments	(3,417)	(4,471)	(5,372)	(8,379)	(4,433)
Allowance for deferred rent/mortgage receivables	—	(93)	2,331	4,775	—
Non-cash changes in environmental estimates	(7,007)	(4,639)	(2,756)	(2,956)	(4,215)
Accretion expense	4,107	4,829	3,046	3,214	3,174
Acquisition costs	86	445	104	480	—

Adjusted funds from operations	57,951	65,205	42,636	44,992	27,749
BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$782,166	$783,233	$595,959	$570,275	$562,316
Total assets	877,306	896,918	687,501	682,402	640,581
Total debt	298,544	317,093	124,425	156,017	171,529
Shareholders’ equity	430,918	406,561	407,024	415,091	372,749
NUMBER OF PROPERTIES:
Owned	740	753	757	840	946
Leased	89	98	106	125	135

Total properties	829	851	863	965	1,081

(a)	Includes the effect of a $12.8 million impairment charge.
(b)

Includes (from the date of the acquisition) the effect of the $214.5 million acquisition of 77 convenience store and gasoline station properties in the United Oil Transaction on June 3, 2015, a $17.4 million impairment charge and $18.2 million of other income received from the Marketing Estate.

(c)	Includes the effect of a $2.2 million allowance for deferred rent receivable and a $21.5 million impairment charge.
(d)

Includes (from the date of the acquisition) the effect of the $72.5 million acquisition of 16 Mobil-branded and 20 Exxon- and Shell-branded convenience store and gasoline station properties in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC on May 9, 2013, $3.1 million of other revenue for the partial recovery of damages received by us from the settlement of the lawsuit filed by the Marketing Estate against Marketing’s former parent and certain of its affiliates, a $15.2 million net credit for bad debt expense primarily related to receiving funds from the Marketing Estate, a $9.6 million increase in provisions for environmental litigation losses, a $4.3 million allowance for deferred rent receivable and a $3.6 million impairment charge.

(e)	Includes the effect of a $12.0 million accounts receivable reserve and a $5.1 million impairment charge.
(f)	Includes special dividends of $0.22 per share, $0.14 per share and $0.05 per share for the years ended December 31, 2015, 2014 and 2013, respectively.
(g)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Supplemental Non-GAAP Measures”.

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

GENERAL

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of December 31, 2016, we owned 740 properties and leased 89 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

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

Our Properties

Net Lease. As of December 31, 2016, we leased 808 of our properties to tenants under triple-net leases.

Our net lease properties include 724 properties leased to regional and national fuel distributors under 25 separate unitary or master triple-net leases and 84 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of December 31, 2016, we were actively redeveloping six of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses.

Vacancies. As of December 31, 2016, 15 of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote our geographic and tenant diversity. We cannot provide any assurance that we will be successful making additional investments, that investments which meet our investment criteria will be available or that our current sources of liquidity will be sufficient to fund such investments.

During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in separate transactions, for an aggregate purchase price of $7.7 million.

During the year ended December 31, 2015, we acquired fee simple interests in 80 convenience store and gasoline station properties for an aggregate purchase price of $219.2 million. Included in these acquisitions was our June 3, 2015, acquisition of fee simple interests in 77 convenience store and gasoline station properties from affiliates of Pacific Convenience and Fuels LLC and simultaneously leased the properties to Apro, LLC (d/b/a “United Oil”), a leading regional convenience store and gasoline station operator, under three separate cross-defaulted long-term triple-net unitary leases (the “United Oil Transaction”). The United Oil properties are located across California, Colorado, Nevada, Oregon and Washington State and operate under several well recognized brands including 7-Eleven, 76, Circle K, Conoco and My Goods Market. The total purchase price for the acquisition was $214.5 million, which was funded with proceeds from the Credit Agreement and Restated Prudential Note Purchase Agreement. In addition, in 2015, we acquired fee simple interests in three convenience store and gasoline station properties in separate transactions for an aggregate purchase price of $4.7 million.

Redevelopment Strategy and Activity

We believe that a portion of our properties are located in geographic areas, which together with other factors, may make them well-suited for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2016, we spent $0.7 million (of which $0.3 million was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2016, we completed one redevelopment project and $1.0 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet.

As of December 31, 2016, we were actively redeveloping six of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. In addition, to the six properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties, from our net lease portfolio, that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of December 31, 2016, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $12.8 million and $17.4 million for the years ended December 31, 2016 and 2015, respectively, where the carrying amount of the property exceeds the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, impairment charges and cumulative effect of accounting changes. Our definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense and non-cash changes in environmental estimates and other unusual items. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

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

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash revenue recognition adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) environmental accretion expense and changes in environmental estimates; (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

RESULTS OF OPERATIONS

Year ended December 31, 2016, compared to year ended December 31, 2015

Revenues from rental properties included in continuing operations increased by $5.0 million to $97.9 million for the year ended December 31, 2016, as compared to $92.9 million for the year ended December 31, 2015. The increase in revenues from rental properties was primarily due to $7.4 million of revenue from the properties acquired in the United Oil Transaction, which closed on June 3, 2015, partially offset by a decrease of $1.1 million of Revenue Recognition Adjustments. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $94.5 million for the year ended December 31, 2016, as compared to $88.4 million for the year ended December 31, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $13.8 million and $14.1 million for the years ended December 31, 2016 and 2015, respectively. Interest income on notes and mortgages receivable was $3.5 million for the year ended December 31, 2016, as compared to $3.7 million for the year ended December 31, 2015.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $3.4 million for the year ended December 31, 2016, and $4.5 million for the year ended December 31, 2015.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $22.7 million for the year ended December 31, 2016, as compared to $23.6 million for the year ended December 31, 2015. The decrease in property costs for the year ended December 31, 2016, was principally due to a decrease in reimbursable tenant expenses and real estate taxes paid by us.

Impairment charges included in continuing operations were $6.9 million for the year ended December 31, 2016, as compared to $11.6 million for the year ended December 31, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2016 and 2015, were primarily attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2016, decreased by $3.6 million to $2.6 million, as compared to $6.2 million for the year ended December 31, 2015. The decrease in environmental expenses for the year ended December 31, 2016, was principally due to a $3.4 million decrease in environmental remediation costs and a $0.7 million decrease in professional fees offset by a $0.5 million increase in litigation losses and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $2.7 million to $14.2 million for the year ended December 31, 2016, as compared to $16.9 million for the year ended December 31, 2015. The decrease in general and administrative expenses for the year ended December 31, 2016, was principally due to a $2.6 million decline in legal and professional fees and a $0.3 million decrease of non-recurring employee related expenses predominantly due to reductions in severance and retirement costs.

Recoveries and allowances for uncollectible accounts included in continuing operations decreased by $1.5 million to a recovery of $0.4 million for the year ended December 31, 2016, as compared to an allowance of $1.1 million for the year ended December 31, 2015. The recoveries from uncollectible accounts were principally due to reversals of previously provided bad debt reserves associated with receiving past due rent from our tenants.

Depreciation and amortization expense included in continuing operations was $19.2 million for the year ended December 31, 2016, as compared to $17.0 million for the year ended December 31, 2015. The increase was primarily due to depreciation charges related to asset retirement costs and properties acquired offset by the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate included in continuing operations were $6.4 million for the year ended December 31, 2016, as compared to $2.3 million for the year ended December 31, 2015. The gains were the result of the sale of 12 and 70 properties during the years ended December 31, 2016 and 2015, respectively, which did not previously meet the criteria to be held for sale. For the year ended December 31, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates and the sale of 12 properties.

Other income, net included in continuing operations was $2.0 million for the year ended December 31, 2016, as compared to $18.3 million for the year ended December 31, 2015. For the year ended December 31, 2015, other income was the result of distributions we received from the Marketing Estate of $18.2 million.

Interest expense was $16.6 million for the year ended December 31, 2016, as compared to $14.5 million for the year ended December 31, 2015. The increase for the year ended December 31, 2016, was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction.

We reported as discontinued operations the results of two properties accounted for as held for sale in accordance with GAAP as of December 31, 2016, and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations increased by $0.7 million to a loss of $3.7 million for the year ended December 31, 2016, as compared to a loss of $3.0 million for the year ended December 31, 2015. The change was primarily due to lower gains on dispositions of real estate and an increase in loss from operating activities in discontinued operations. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the year ended December 31, 2016, as compared to a gain of $0.3 million for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, there were two and 14 property dispositions, respectively, recorded in discontinued operations. Impairment charges recorded in discontinued operations during the years ended December 31, 2016 and 2015, of $5.9 million and $5.8 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2016, FFO decreased by $4.9 million to $64.2 million, as compared to $69.1 million for the year ended December 31, 2015, and AFFO decreased by $7.2 million to $58.0 million, as compared to $65.2 million for the prior year. FFO and AFFO include the effect of $18.2 million received from the Marketing Estate in 2015, which is included in other income on our consolidated statements of operations. In addition, the decrease in FFO for the year ended December 31, 2016, was due to the changes in net earnings but excludes a $4.6 million decrease in impairment charges, a $2.2 million increase in depreciation and amortization expense and a $3.6 million increase in gains on dispositions of real estate. The decrease in AFFO for the year ended December 31, 2016, also excludes a $0.1 million decrease in the allowance for deferred rent receivable, a $3.1 million increase in non-cash environmental expenses and credits, a $0.3 million decrease in acquisition costs and a $1.1 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share was $1.12 per share for the year ended December 31, 2016, as compared to $1.11 per share for the year ended December 31, 2015. Basic and diluted FFO per share for the year ended December 31, 2016, was $1.87 per share, as compared to $2.04 per share for the year ended December 31, 2015. Basic and diluted AFFO per share for the year ended December 31, 2016, was $1.69 per share, as compared to $1.93 per share for the year ended December 31, 2015.

Year ended December 31, 2015, compared to year ended December 31, 2014

Revenues from rental properties included in continuing operations increased by $9.9 million to $92.9 million for the year ended December 31, 2015, as compared to $83.0 million for the year ended December 31, 2014. The increase in total revenues for the year ended December 31, 2015, was primarily due to $10.2 million of revenue from the properties acquired in the United Oil Transaction, which closed in June 3, 2015. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $88.4 million for the year ended December 31, 2015, as compared to $77.7 million for the year ended December 31, 2014. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to their triple-net lease agreements, included in continuing operations totaled $14.1 million and $13.8 million for the years ended December 31, 2015 and 2014, respectively. Interest income on notes and mortgages receivable was $3.7 million for the year ended December 31, 2015, as compared to $3.1 million for the year ended December 31, 2014.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $4.5 million for the year ended December 31, 2015, and $5.3 million for the year ended December 31, 2014.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $23.6 million for the year ended December 31, 2015, as compared to $23.8 million for the year ended December 31, 2014. The decrease in property costs is principally due to declines in rent expense and maintenance expenses, offset by an increase in reimbursable tenant expenses paid by us.

Impairment charges included in continuing operations were $11.6 million for the year ended December 31, 2015, as compared to $12.9 million for the year ended December 31, 2014. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2015 and 2014, were primarily attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2015, increased by $1.6 million to $6.2 million, as compared to $4.6 million for the year ended December 31, 2014. The increase in environmental expenses for the year ended December 31, 2015, was principally due to a $0.5 million increase in litigation losses and legal fees and a $1.1 million increase in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations increased by $1.1 million to $16.9 million for the year ended December 31, 2015, as compared to $15.8 million for the year ended December 31, 2014. The increase in general and administrative expenses for the year ended December 31, 2015, was principally due to $1.1 million of non-recurring employee related expenses attributable to severance and retirement costs.

Recoveries and allowances for uncollectible accounts included in continuing operations was an allowance $1.1 million for the year ended December 31, 2015, as compared to an allowance of $3.4 million for the year ended December 31, 2014. The decrease in allowance for uncollectible accounts was principally due to $2.1 million in allowances for deferred rent receivable related to the NECG Lease and Ramoco Lease recorded for the year ended December 31, 2014.

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

Gains on dispositions of real estate included in continuing operations were $2.3 million for the year ended December 31, 2015, as compared to $1.2 million for the year ended December 31, 2014. The gains were the result of the sale of 70 properties and four properties during the years ended December 31, 2015 and 2014, respectively, which did not previously meet the criteria to be held for sale. In addition, we recorded a deferred gain of $3.9 million related to the Ramoco sale during the year ended December 31, 2015. The deferred gain is recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015.

Other income, net included in earnings from continuing operations was $18.3 million for the year ended December 31, 2015, as compared to $0.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, other income was the result of distributions we received from the Marketing Estate of $18.2 million.

Interest expense was $14.5 million for the year ended December 31, 2015, as compared to $9.8 million for the year ended December 31, 2014. The increase for the year ended December 31, 2015, was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction.

We reported as discontinued operations the results of five properties accounted for as held for sale in accordance with GAAP as of December 31, 2015, and certain properties disposed of during the periods presented that were previously classified as held for sale. Earnings from discontinued operations decreased by $6.0 million to a loss of $3.0 million for the year ended December 31, 2015, as compared to earnings of $3.0 million for the year ended December 31, 2014. The decrease in earnings was primarily due to lower gains on dispositions of real estate offset by a decrease in loss from operating activities in discontinued operations. Gains on dispositions of real estate included in discontinued operations were $0.3 million for the year ended December 31, 2015, and $9.0 million for the year ended December 31, 2014. For the year ended December 31, 2015, there were 14 property dispositions recorded in discontinued operations. For the year ended December 31, 2014, there were 89 property dispositions recorded in discontinued operations. Impairment charges recorded in discontinued operations during the years ended December 31, 2015 and 2014, of $5.8 million and $8.6 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2015, FFO increased by $23.8 million to $69.1 million, as compared to $45.3 million for the year ended December 31, 2014, and AFFO increased by $22.6 million to $65.2 million, as compared to $42.6 million for the prior year. FFO and AFFO include the effect of $18.2 million received from the Marketing Estate in 2015, which is included in other income on our consolidated statements of operations. In addition, the increase in FFO for the year ended December 31, 2015, was due to the changes in net earnings but excludes a $4.1 million decrease in impairment charges, a $6.5 million increase in depreciation and amortization expense and a $7.6 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2015, also excludes a $2.4 million decrease in the allowance for deferred rent and mortgages receivables, a $0.1 million decrease in non-cash environmental expenses and credits, a $0.3 million increase in acquisition costs and a $0.9 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share was $1.11 per share for the year ended December 31, 2015, as compared to $0.69 per share for the year ended December 31, 2014. Basic and diluted FFO per share for the year ended December 31, 2015, was $2.04 per share, as compared to $1.34 per share for the year ended December 31, 2014. Basic and diluted AFFO per share for the year ended December 31, 2015, was $1.93 per share, as compared to $1.26 per share for the year ended December 31, 2014.

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

Our cash flow activities for the years ended December 31, 2016, 2015 and 2014 are summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Net cash flow provided by operating activities	$36,874	$49,688	$29,237
Net cash flow provided by/(used in) investing activities	12,718	(204,724)	23,505
Net cash flow (used in)/provided by financing activities	$(41,011)	$155,867	$(61,666)

Operating Activities

Net cash flow from operating activities decreased by $12.8 million for the year ended December 31, 2016, to $36.9 million, as compared to $49.7 million for the year ended December 31, 2015. The decrease in net cash flow from operating activities for the year ended December 31, 2016, was primarily the result of the receipt of $18.2 million from the Marketing Estate in 2015, offset by the full year operating results of the United Oil Transaction. Net cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for property costs, environmental expenses, interest expense and general and administrative expenses. The change in net cash flow provided by operating activities for the years ended December 31, 2016, 2015 and 2014, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities increased by $217.4 million for the year ended December 31, 2016, to $12.7 million, as compared to net cash flow used by investing activities of $204.7 million for the year ended December 31, 2015. The increase in net cash flow from investing activities for the year ended December 31, 2016, was primarily due to a decrease of $211.5 million in expenditures primarily related to the United Oil Transaction during the year ended December 31, 2015, and an increase in the collection of notes and mortgages receivable of $13.9 million, offset by a decrease in deposits for property acquisitions of $5.0 million and a decrease in proceeds from the sale of real estate of $3.0 million.

Financing Activities

Net cash flow from financing activities decreased by $196.9 million for the year ended December 31, 2016, to a use of $41.0 million, as compared to net cash flow provided by financing activities of $155.9 million for the year ended December 31, 2015. The increase in use of net cash flow for financing activities for the year ended December 31, 2016, was primarily due to net repayments under the Credit Agreement of $19.0 million, as compared to net borrowings of $194.0 million for the year ended December 31, 2015, offset by an increase in net proceeds from issuance of common stock of $14.9 million and a decrease in loan origination costs of $2.4 million.

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of December 31, 2016, borrowings under the Revolving Facility were $75.0 million and borrowings under the Term Loan were $50.0 million and, as of December 31, 2015, borrowings under the Revolving Facility were $94.0 million and borrowings under the Term Loan were $50.0 million. The interest rate on Credit Agreement borrowings at December 31, 2016, was 3.10% per annum.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100.0 million issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75.0 million of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of December 31, 2016 and 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175.0 million.

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

As of December 31, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of December 31, 2016, the maturity date and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement—Revolving Facility	June 2018	$75.0 million
Credit Agreement—Term Loan	June 2020	$50.0 million
Restated Prudential Note Purchase Agreement—Series A Notes	February 2021	$100.0 million
Restated Prudential Note Purchase Agreement—Series B Notes	June 2023	$75.0 million

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in separate transactions, for an aggregate purchase price of $7.7 million. During the year ended December 31, 2015, we acquired fee simple interests in 80 convenience store and gasoline station properties for an aggregate purchase price of $219.2 million, substantially all of which was for the United Oil Transaction.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative single-tenant net lease retail uses. For the year ended December 31, 2016, we spent $0.7 million (of which $0.3 million was previously accrued for at December 31, 2015) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2016, we completed one redevelopment project and $1.0 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2016, we have a remaining commitment to fund up to $10.2 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

To the extent that our sources of liquidity are not sufficient to fund acquisitions, redevelopment projects and capital expenditures, we will require other sources of capital, which may or may not be available on favorable terms or at all.

ATM Program

In June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $0.4 million of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consisted primarily of underwriters’ fees and legal and accounting fees.

During the year ended December 31, 2016, we issued 653,000 shares and received net proceeds of $14.9 million. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

We elected to be treated as a REIT under the federal income tax laws with the year beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying dividends.

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

Cash dividends paid to our shareholders aggregated $36.2 million, $35.2 million and $28.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, during the year ended December 31, 2016, we paid $4.4 million in stock dividends as part of a special dividend. There can be no assurance that we will continue to pay dividends at historical rates.

CONTRACTUAL OBLIGATIONS

Our significant contractual obligations and commitments as of December 31, 2016, were comprised of borrowings under the Credit Agreement and the Restated Prudential Note Purchase Agreement, operating and capital lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties which were previously leased to Marketing. The aggregate maturity of the Credit Agreement and the Restated Prudential Note Purchase Agreement is as follows: 2018 — $75.0 million, 2020 — $50.0 million, 2021 — $100.0 million and 2023 — $75.0 million.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2016, are summarized below (in thousands):

	TOTAL	LESS THAN ONE YEAR	ONE TO THREE YEARS	THREE TO FIVE YEARS	MORE THAN FIVE YEARS
Operating and capital leases	$25,758	$6,246	$10,168	$6,067	$3,277
Credit Agreement (a)	125,000	—	75,000	50,000	—
Restated Prudential Note Purchase Agreement (a)	175,000	—	—	100,000	75,000
Estimated environmental remediation expenditures (b)	74,516	19,882	23,190	14,425	17,019
Capital improvements (c)	10,231	—	—	10,231	—

Total	$410,505	$26,128	$108,358	$180,723	$95,296

(a)	Excludes related interest payments. See “Liquidity and Capital Resources” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
(c)

The actual timing of funding of capital improvements is dependent on the timing of such capital improvement projects and the terms of our leases. Our commitments provide us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made.

Generally, leases with our tenants are triple-net leases with the tenant responsible for the operations conducted at our properties and for the payment of taxes, maintenance, repair, insurance, environmental remediation and other operating expenses.

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

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, real estate, receivables, deferred rent receivable, direct financing leases, depreciation and amortization, impairment of long-lived assets, environmental remediation obligations, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included in our consolidated financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data”. We believe that the more critical of our accounting policies relate to revenue recognition and deferred rent receivable and related reserves, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed as described below:

Revenue Recognition

We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable balance will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. We may be required to reverse, or provide reserves for a portion of the recorded deferred rent receivable if it becomes apparent that the tenant may not make all of its contractual lease payments when due during the current term of the lease.

Direct Financing Leases

Income under direct financing leases is included in revenues from rental properties and is recognized over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. The investments in direct financing leases represents the investments in leased assets accounted for as direct financing leases. The investments in direct financing leases are increased for interest income earned and amortized over the life of the leases and reduced by the receipt of lease payments.

Impairment of Long-Lived Assets

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

Environmental Remediation Obligations

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

Litigation

Legal fees related to litigation are expensed as legal services are performed. We provide for litigation accruals, including certain litigation related to environmental matters (see “Environmental Matters” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

Income Taxes

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

Allocation of the Purchase Price of Properties Acquired

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

ENVIRONMENTAL MATTERS

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For properties that are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2016 and 2015, we have accrued $45.0 million and $45.4 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation liability. This accrual includes (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84.3 million for our prospective environmental remediation liability. This accrual includes (a) $38.9 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $4.1 million, $4.8 million and $3.0 million of net accretion expense was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2016, 2015 and 2014, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $7.0 million, $4.6 million and $2.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2016 and 2015, we increased the carrying value of certain of our properties by $11.3 million and $12.3 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $11.7 million (consisting of $11.5 million for known environmental liabilities and $0.2 million for future environmental liabilities) and $12.5 million (consisting of $10.3 million for known environmental liabilities and $2.2 million for future environmental liabilities) for the years ended December 31, 2016 and 2015, respectively, in continuing and discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations for the years ended December 31, 2016, 2015 and 2014 were $5.1 million, $6.0 million and $1.6 million, respectively. Capitalized asset retirement costs were $49.1 million (consisting of $20.6 million of known environmental liabilities and $28.5 million of reserves for future environmental liabilities) and $51.4 million (consisting of $20.9 million of known environmental liabilities and $30.5 million of reserves for future environmental liabilities) as of December 31, 2016 and 2015, respectively.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2016, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3.0 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2016 and 2015, we had accrued an aggregate $11.8 million and $11.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information with respect to these and other pending environmental lawsuits and claims.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015 with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of December 31, 2016, were $125.0 million.

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

Based on our average outstanding borrowings under the Credit Agreement of $125.0 million for the year ended December 31, 2016, an increase in market interest rates of 1.00% for 2017 would decrease our 2017 net income and cash flows by approximately $1.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $125.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2017 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2016	2015
ASSETS:
Real Estate:
Land	$474,115	$475,784
Buildings and improvements	306,980	304,894
Construction in progress	426	955

	781,521	781,633
Less accumulated depreciation and amortization	(120,576)	(107,109)

Real estate held for use, net	660,945	674,524
Real estate held for sale, net	645	1,339

Real estate, net	661,590	675,863
Investment in direct financing leases, net	92,097	94,098
Notes and mortgages receivable	32,737	48,455
Cash and cash equivalents	12,523	3,942
Restricted cash	671	409
Deferred rent receivable	29,966	25,450
Accounts receivable, net of allowance of $2,006 and $2,634, respectively	4,118	2,975
Prepaid expenses and other assets	43,604	45,726

Total assets	$877,306	$896,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$123,801	$142,100
Senior unsecured notes, net	174,743	174,689
Mortgage payable, net	—	303
Environmental remediation obligations	74,516	84,345
Dividends payable	9,742	15,897
Accounts payable and accrued liabilities	63,586	73,023

Total liabilities	446,388	490,357

Commitments and contingencies (notes 2, 3, 4 and 5)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 34,393,114 and 33,422,170 shares issued and outstanding, respectively	344	334

Additional paid-in capital	485,659	464,338
Dividends paid in excess of earnings	(55,085)	(58,111)

Total shareholders’ equity	430,918	406,561

Total liabilities and shareholders’ equity	$877,306	$896,918

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Revenues:
Revenues from rental properties	$97,939	$92,889	$82,971
Tenant reimbursements	13,784	14,146	13,777
Interest on notes and mortgages receivable	3,543	3,698	3,145

Total revenues	115,266	110,733	99,893

Operating expenses:
Property costs	22,725	23,649	23,768
Impairments	6,888	11,615	12,938
Environmental	2,578	6,222	4,612
General and administrative	14,154	16,930	15,777
(Recoveries) allowance for uncollectible accounts	(448)	1,053	3,408
Depreciation and amortization	19,170	16,974	10,549

Total operating expenses	65,067	76,443	71,052

Operating income	50,199	34,290	28,841
Gains on dispositions of real estate	6,418	2,272	1,223
Other income, net	2,025	18,301	147
Interest expense	(16,561)	(14,493)	(9,806)

Earnings from continuing operations	42,081	40,370	20,405
Discontinued operations:
Loss from operating activities	(3,465)	(3,299)	(5,982)
(Loss) gains on dispositions of real estate	(205)	339	8,995

(Loss) earnings from discontinued operations	(3,670)	(2,960)	3,013

Net earnings	$38,411	$37,410	$23,418

Basic and diluted earnings per common share:
Earnings from continuing operations	$1.23	$1.20	$0.60
(Loss) earnings from discontinued operations	(0.11)	(0.09)	0.09

Net earnings	$1.12	$1.11	$0.69

Weighted average common shares outstanding:
Basic and diluted	33,806	33,420	33,409

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,411	$37,410	$23,418
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	19,170	16,974	10,549
Impairment charges	12,814	17,361	21,534
(Gains) loss on dispositions of real estate
Continuing operations	(6,418)	(2,272)	(1,223)
Discontinued operations	205	(339)	(8,995)
Deferred rent receivable, net of allowance	(4,516)	(4,401)	(4,156)
(Recoveries) allowance for uncollectible accounts	(448)	1,089	1,278
Amortization of above-market and below-market leases	(569)	(1,496)	(28)
Amortization of credit agreement and senior unsecured notes origination costs	851	1,150	1,068
Accretion expense	4,107	4,829	3,046
Stock-based employee compensation expense	1,426	1,090	917
Changes in assets and liabilities:
Accounts receivable	(2,382)	(1,546)	(730)
Prepaid expenses and other assets	445	(189)	3,934
Environmental remediation obligations	(24,640)	(23,485)	(16,368)
Accounts payable and accrued liabilities	(1,582)	3,513	(5,007)

Net cash flow provided by operating activities	36,874	49,688	29,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(7,688)	(219,192)	(17,098)
Capital expenditures	(298)	(334)	(140)
Addition to construction in progress	(406)	(687)	—
Proceeds from dispositions of real estate
Continuing operations	3,957	5,604	4,776
Discontinued operations	88	1,424	15,289
Deposits for property acquisitions	(2,206)	2,844	16,226
Change in restricted cash	(262)	304	287
Amortization of investment in direct financing leases	2,001	1,666	1,382
Collection of notes and mortgages receivable	17,532	3,647	2,783

Net cash flow provided by (used in) investing activities	12,718	(204,724)	23,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	8,000	186,000	3,000
Repayments under credit agreements	(27,000)	(67,000)	(36,000)
Borrowings under senior unsecured notes	—	75,000	—
Payments of capital lease obligations	(236)	(249)	(255)
Repayment of mortgage payable	(400)	(50)	(50)
Payments of cash dividends	(36,231)	(35,150)	(28,675)
Payments of loan origination costs	—	(2,432)	—
Security deposits received (refunded)	260	(187)	314
Cash paid in settlement of restricted stock units	(290)	(65)	—
Proceeds from issuance of common stock, net	14,886	—	—

Net cash flow (used in) provided by financing activities	(41,011)	155,867	(61,666)

Change in cash and cash equivalents	8,581	831	(8,924)
Cash and cash equivalents at beginning of year	3,942	3,111	12,035

Cash and cash equivalents at end of year	$12,523	$3,942	$3,111

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,707	$12,643	$8,735
Income taxes	368	341	316
Environmental remediation obligations	17,633	19,123	13,448
Non-cash transactions
Issuance of notes and mortgages receivable related to property dispositions	1,814	17,876	8,278
Mortgage payable, net related to property acquisition	—	—	390
Accrued construction in progress	$—	$268	$—

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates, Judgments and Assumptions

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, real estate, receivables, deferred rent receivable, direct financing leases, depreciation and amortization, impairment of long-lived assets, environmental remediation costs, environmental remediation obligations, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. Application of these estimates and assumptions requires exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

Reclassifications

Beginning in 2016 Tenant reimbursements, which were previously included in Revenue from rental properties, were excluded from Revenue from rental properties. Certain other amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2016.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. See Note 12 for additional information regarding property acquisitions.

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

Depreciation and Amortization

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the years ended December 31, 2016 and 2015.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the years ended December 31, 2016 and 2015.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2016, restricted cash of $671,000 consisted of security deposits received from our tenants. At December 31, 2015, restricted cash of $409,000 consisted of an escrow account established to guarantee our environmental remediation obligations at several of our properties.

Revenue Recognition and Deferred Rent Receivable

Minimum lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that it is not reasonable to assume that the tenant will make all of its contractual lease payments when due during the current term of the lease. We make estimates of the collectability of our accounts receivable related to revenue from rental properties. We analyze accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable prove incorrect, we could experience write-offs of the accounts receivable or deferred rent receivable in excess of our allowance for doubtful accounts.

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

We recorded impairment charges aggregating $12,814,000, $17,361,000 and $21,534,000 for the years ended December 31, 2016, 2015 and 2014, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $3,041,000 of the $12,814,000 in impairments recognized during the year ended December 31, 2016) and (ii) discounted cash flow models (this method was used to determine $1,660,000 of the $12,814,000 in impairments recognized during the year ended December 31, 2016). During the year ended December 31, 2016, we recorded $8,113,000 of the $12,814,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

The impairment charges recorded during the years ended December 31, 2016 and 2015, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

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

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including a seller financing mortgage of $13,900,000, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment—Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of the gain by the full accrual method. Accordingly, we recorded a deferred gain of $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage and, as a result, the deferred gain was recognized in our consolidated statements of operations for the year ended December 31, 2016.

Fair Value Hierarchy

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates of fair value that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported using a hierarchy (the “Fair Value Hierarchy”) that prioritizes the inputs to valuation techniques used to measure the fair value. The Fair Value Hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels of the Fair Value Hierarchy are as follows: “Level 1” – inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date; “Level 2” – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and “Level 3” – inputs that are unobservable. Certain types of assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required or elected to be marked-to-market and reported at fair value every reporting period are valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are valued on a non-recurring basis.

We have mutual fund assets that are measured at fair value on a recurring basis using Level 1 inputs. We have a Supplemental Retirement Plan for executives. The amounts held in trust under the Supplemental Retirement Plan using Level 2 inputs may be used to satisfy claims of general creditors in the event of our or any of our subsidiaries’ bankruptcy. We have liability to the executives participating in the Supplemental Retirement Plan for the participant account balances equal to the aggregate of the amount invested at the executives’ direction and the income earned in such mutual funds.

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2016 and 2015, of $780,000 and $1,264,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

The following summarizes as of December 31, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$565	$—	$—	$565
Liabilities:
Deferred compensation	$—	$565	$—	$565

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

Litigation

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently evaluating this guidance and do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted this guidance in 2016 and there was no impact to our consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 will not have an impact on our consolidated financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies and provides practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of ASU 2016-12 will have on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective beginning January 1, 2018 (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We early adopted ASU 2016-18 on January 1, 2017. Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We early adopted ASU 2017-01 on January 1, 2017. The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.

NOTE 2. — LEASES

As of December 31, 2016, we owned 740 properties and leased 89 properties from third-party landlords. Our 829 properties are located in 23 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 5 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the years ended December 31, 2016, 2015 and 2014 were $97,939,000, $92,889,000 and $82,971,000, respectively. Rental income contractually due or received from our tenants in revenues from rental properties included in continuing operations was $94,522,000, $88,358,000 and $77,720,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $3,417,000, $4,531,000 and $5,251,000 for the years ended December 2016, 2015 and 2014, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves at December 31, 2016 and 2015, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $13,784,000, $14,146,000 and $13,777,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

We incurred $148,000, $120,000 and $60,000 of lease origination costs for the years ended December 31, 2016, 2015 and 2014, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $92,097,000 investment in direct financing leases as of December 31, 2016, are minimum lease payments receivable of $167,064,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $88,946,000. The components of the $94,098,000 investment in direct financing leases as of December 31, 2015, are minimum lease payments receivable of $179,372,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $99,253,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2016, are as follows (in thousands):

YEAR ENDING DECEMBER 31,	OPERATING LEASES	DIRECT FINANCING LEASES	TOTAL
2017	$81,784	$12,622	$94,406
2018	81,508	12,872	94,380
2019	81,346	13,079	94,425
2020	76,936	13,375	90,311
2021	71,523	13,552	85,075
Thereafter	$569,111	$101,564	$670,675

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience stores and gasoline stations. The leased properties have a remaining lease term averaging approximately 11 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2017 — $6,246,000, 2018 — $5,548,000, 2019 — $4,620,000, 2020 — $3,494,000, 2021 — $2,573,000 and $3,277,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $5,376,000, $5,918,000 and $6,088,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in property costs using the straight-line method. Rent received under subleases for the years ended December 31, 2016, 2015 and 2014 was $9,153,000, $9,653,000 and $10,358,000, respectively.

Major Tenants

As of December 31, 2016, we had three significant tenants by revenue:

•

We leased 166 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). Two of these leases were assigned to subsidiaries of Global Partners in June 2015 by our former tenants, White Oak Petroleum, LLC and Big Apple Petroleum Realty, LLC (both affiliates of Capitol Petroleum Group, LLC). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2016 and 2015. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% and 9% of our total revenues for the years ended December 31, 2016 and 2015, respectively. See Note 12 for additional information regarding the United Oil Transaction. See Item 9B in this Form 10-K for selected combined audited financial data of United Oil.

•

We leased 79 convenience store and gasoline station properties pursuant to three separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 15% and 16% of our total revenues for the years ended December 31, 2016 and 2015, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Marketing and the Master Lease

As of December 31, 2016, 391 of the properties we own or lease, were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee (the “Liquidating Trustee”) to oversee liquidation of the Marketing estate (the “Marketing Estate”).

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

On October 19, 2015, the U.S. Bankruptcy Court entered a final decree closing the bankruptcy case of the Marketing Estate. As a result, on November 3, 2015, we received a final distribution from the Marketing Estate of $10,800,000 on account of our general unsecured claims. The $18,177,000 received from the Marketing Estate for the year ended December 31, 2015, is included in other income on our consolidated statements of operations. We do not expect to receive any further distributions from the Marketing Estate.

As of December 31, 2016, we have entered into long-term triple-net leases with petroleum distributors for 15 separate property portfolios comprising 350 properties in the aggregate and 24 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2016, we have a remaining commitment to fund up to $10,231,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2016, we removed $13,769,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,961,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

NECG Lease Restructuring

On May 1, 2012, we entered into a lease with NECG Holdings Corp (“NECG”) covering 84 properties formerly leased to Marketing in Connecticut, Massachusetts and Rhode Island (the “NECG Lease”). Eviction proceedings against a holdover group of former subtenants who continued to occupy properties subject to the NECG Lease had a material adverse impact on NECG’s operations and profitability. On January 27, 2015, the Connecticut Supreme Court, in a written opinion, affirmed the Superior Court rulings in favor of NECG and us. As a result, we or NECG regained possession of all of the locations that were still subject to appeal.

We had previously entered into a lease modification agreement with NECG which deferred a portion of NECG’s rent due to us and allowed us to remove properties from the NECG Lease. As a result, as of December 31, 2016, there were three properties remaining in the NECG Lease. On January 6, 2017, the three remaining properties subject to the NECG Lease were re-leased to an existing tenant and the NECG Lease was terminated.

NOTE 3. — COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, exceed federally insurable limits.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2016 and 2015, we had accrued $11,768,000 and $11,265,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $801,000 and $374,000 for certain of these matters during the years ended December 31, 2016 and 2015, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation, and with respect to certain facts applicable to our activities and gasoline stations, and affirmative defenses available to us, which we believe have not been sufficiently developed in the proceedings. In addition, we are pursuing claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies previously obtained by us and Marketing and under which we believe we are entitled to coverage, however, we have not yet confirmed whether and to what extent such coverage may actually be available. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2016, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 4. — CREDIT AGREEMENT AND SENIOR UNSECURED NOTES

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

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. As of December 31, 2016 and 2015, borrowings under the Revolving Facility were $75,000,000 and $94,000,000, respectively, and borrowings under the Term Loan were $50,000,000. The interest rate on Credit Agreement borrowings at December 31, 2016, was approximately 3.10% per annum.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As of December 31, 2016 and 2015, we had $1,199,000 and $1,900,000, respectively, of debt issuance costs included within borrowings under credit agreement.

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

Senior Unsecured Notes

On June 2, 2015, we entered into an amended and restated note purchase agreement (the “Restated Prudential Note Purchase Agreement”) amending and restating our existing senior secured note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and an affiliate of Prudential. Pursuant to the Restated Prudential Note Purchase Agreement, Prudential and its affiliate released the mortgage liens and other security interests held by Prudential and its affiliate on certain of our properties and assets, redenominated the existing notes in the aggregate amount of $100,000,000 issued under the existing note purchase agreement as senior unsecured Series A Notes, and issued $75,000,000 of senior unsecured Series B Notes bearing interest at 5.35% and maturing in June 2023 to Prudential and certain affiliates of Prudential. The Series A Notes continue to bear interest at 6.0% and mature in February 2021. The Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of either the Series A Notes or the Series B Notes prior to their respective maturities. As of December 31, 2016 and 2015, borrowings under the Restated Prudential Note Purchase Agreement were $175,000,000.

In April 2015, the FASB issued guidance ASU 2015-03, which amends Topic 835, Other Presentation Matters. The amendments in ASU 2015-03 require that debt issuance costs be reported on the balance sheet as a direct reduction of the face amount of the debt instrument they relate to, and should not be classified as a deferred charge, as was previously required under the Accounting Standards Codification. We adopted ASU 2015-03 retrospectively as of January 1, 2016. As of December 31, 2016 and 2015, we had $257,000 and $311,000, respectively, of debt issuance costs included within senior unsecured notes.

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

As of December 31, 2016, we are in compliance with all of the material terms of the Credit Agreement and Restated Prudential Note Purchase Agreement, including the various financial covenants described above.

As of December 31, 2016, the maturity dates and amounts outstanding under the Credit Agreement and the Restated Prudential Note Purchase Agreement are as follows:

	Maturity Date	Amount
Credit Agreement—Revolving Facility	June 2018	$75,000,000
Credit Agreement—Term Loan	June 2020	$50,000,000
Restated Prudential Note Purchase Agreement—Series A Notes	February 2021	$100,000,000
Restated Prudential Note Purchase Agreement—Series B Notes	June 2023	$75,000,000

As of December 31, 2016 and 2015, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of December 31, 2016, the fair value of the borrowings under the Prudential Series A Notes and Series B Notes were $104,900,000 and $76,100,000, respectively. As of December 31, 2015, the fair value of the borrowings under the Prudential Series A Notes and Series B Notes were $105,800,000 and $76,400,000, respectively.

The fair value of the borrowings outstanding as of December 31, 2016 and 2015, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

NOTE 5. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a ten-year pollution legal liability insurance policy covering substantially all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first ten years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For properties that are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at December 31, 2016 and 2015, we have accrued $45,009,000 and $45,443,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2016, we had accrued a total of $74,516,000 for our prospective environmental remediation liability. This accrual includes (a) $29,507,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,009,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2015, we had accrued a total of $84,345,000 for our prospective environmental remediation liability. This accrual includes (a) $38,902,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,443,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $4,107,000, $4,829,000 and $3,046,000 of net accretion expense was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2016, 2015 and 2014, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $7,007,000, $4,639,000 and $2,756,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the years ended December 31, 2016 and 2015, we increased the carrying value of certain of our properties by $11,346,000 and $12,285,000, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $11,658,000 (consisting of $11,467,000 for known environmental liabilities and $191,000 for reserves for future environmental liabilities) and $12,548,000 (consisting of $10,398,000 for known environmental liabilities and $2,150,000 for reserves for future environmental liabilities) for the years ended December 31, 2016 and 2015, respectively, in continuing and discontinued operations for capitalized asset retirement costs. Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, were $5,126,000, $5,997,000 and $1,560,000, respectively. Capitalized asset retirement costs were $49,125,000 (consisting of $20,636,000 of known environmental liabilities and $28,489,000 of reserves for future environmental liabilities) and $51,393,000 (consisting of $20,939,000 of known environmental liabilities and $30,454,000 of reserves for future environmental liabilities) as of December 31, 2016 and 2015, respectively.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2016, we removed $13,769,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $2,961,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 2 for additional information.

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

NOTE 6. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2016, 2015 and 2014 of $368,000, $341,000 and $316,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2016, 2015 and 2014 were: ordinary income of 61.6%, 83.8% and 43.9%, capital gain distributions of 34.4%, 16.2% and 56.1% and non-taxable distributions of 4.0%, 0.0% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service (“IRS”) successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2013, 2014 and 2015, and tax returns which will be filed for the year ended 2016, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2016 or 2015. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

In January 2014, we received a favorable ruling from the IRS indicating that a portion of the payments received from the Marketing Estate will be treated as qualifying income and the remainder will be excluded from gross income for the purposes of the REIT qualification gross income tests. Therefore, none of the cash flow received from the Marketing Estate was treated as non-qualifying income for purposes of the REIT qualification gross income tests. During 2015, we received distributions from Marketing Estate in the amount of $18,177,000, which was treated as non-qualifying income for REIT qualification gross income tests.

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

On November 25, 2015, our Board of Directors declared a special dividend of $0.22 per share (the “Special Dividend”). The Special Dividend was payable in either common stock or cash. The aggregate amount of cash to be distributed by the Company was a minimum of 20% of the total distribution and a maximum of 40% of the total distribution, with the remainder to be paid in shares of common stock. As a result, we issued 255,747 shares of common stock and made cash payments aggregating $2,941,000 to our shareholders.

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except per share amounts):

	COMMON STOCK		ADDITIONAL PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2013	33,397	$334	$462,397	$(47,640)	$415,091
Net earnings				23,418	23,418
Dividends declared — $0.960 per share				(32,402)	(32,402)
Stock-based compensation	20	—	917	—	917

BALANCE, DECEMBER 31, 2014	33,417	$334	$463,314	$(56,624)	$407,024

Net earnings				37,410	37,410
Dividends declared — $1.15 per share				(38,897)	(38,897)
Stock-based compensation	5	—	1,024	—	1,024

BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561

Net earnings				38,411	38,411
Dividends declared — $1.03 per share				(35,385)	(35,385)
Shares issued pursuant to ATM Program, net	653	7	14,879	—	14,886
Shares issued pursuant to stock dividends	256	3	4,409	—	4,412
Shares issued pursuant to dividend reinvestment	43	—	897	—	897
Stock-based compensation	19	—	1,136	—	1,136

BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of December 31, 2016 or December 31, 2015.

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

During the year ended December 31, 2016, we issued 653,000 shares and received net proceeds of $14,886,000. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the year ended December 31, 2016, we paid dividends of $40,643,000 or $1.22 per share (which consisted of $33,202,000 or $1.00 per share of regular quarterly cash dividends and a $7,441,000 or $0.22 per share special cash and stock dividend). For the year ended December 31, 2015, we paid dividends of $35,150,000 or $1.04 per share (which consisted of $30,425,000 or $0.90 per share of regular quarterly cash dividends and a $4,725,000 or $0.14 per share special cash dividend).

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the year ended December 31, 2016, we issued 42,681 shares under the dividend reinvestment plan and raised $897,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,426,000, $1,090,000 and $917,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In May 2014, an Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Restated Plan”) was approved at our annual meeting of shareholders. The Restated Plan maintained the 2004 Plan’s authorization to grant awards with respect to an aggregate of 1,000,000 shares of common stock, and extended the term of 2004 Plan to May 2019. The Restated Plan increased the aggregate maximum number of shares of common stock that may be subject to awards granted during any calendar year to 100,000. The Restated Plan also included several updates to the 2004 Plan in order to comply with the current Internal Revenue Code. RSUs awarded under the 2004 Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant.

In addition, in April 2012, the Compensation Committee of the Board of Directors adopted, for 2012 only, a performance-based incentive compensation feature to our compensation program for named executive officers (“NEOs”) and other executives. Under the 2012 performance-based incentive compensation program, the RSUs that were granted, were granted on terms substantially consistent with the 2004 Plan, except for the relative vesting schedules. RSUs granted under the 2012 performance-based incentive compensation program vest on a cumulative basis, with the first 20% vesting occurring on May 1, 2013, and an additional 20% vesting on each May 1 thereafter, through May 1, 2017. In February 2013, the Compensation Committee granted a total of 35,000 RSUs to NEOs and other executives under the 2012 performance-based incentive compensation program. All such RSU grants include related dividend equivalents.

We awarded to employees and directors 86,600, 79,250 and 72,125 RSUs and dividend equivalents in 2016, 2015 and 2014, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of ten years after grant or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2016, 2015 and 2014, dividend equivalents aggregating approximately $445,000, $464,000 and $333,000 respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	NUMBER OF RSUs OUTSTANDING	FAIR VALUE
		AMOUNT	AVERAGE PER RSU
RSUs OUTSTANDING AT DECEMBER 31, 2013	295,850
Granted	72,125	$1,386,000	$19.21
Settled	(19,550)	$360,000	$18.43
Cancelled	(15,900)	$293,000	$18.44

RSUs OUTSTANDING AT DECEMBER 31, 2014	332,525
Granted	79,250	$1,429,700	$18.04
Settled	(8,160)	$144,300	$17.68
Cancelled	(3,240)	$55,600	$17.16

RSUs OUTSTANDING AT DECEMBER 31, 2015	400,375
Granted	86,600	$1,593,400	$18.40
Settled	(34,650)	$635,800	$18.35
Cancelled	(22,550)	$415,400	$18.42

RSUs OUTSTANDING AT DECEMBER 31, 2016	429,775

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2016, 2015 and 2014, was $1,418,000, $1,083,000 and $910,000, respectively, and is included in general and administrative expenses in our consolidated statements of operations. As of December 31, 2016, there was $2,660,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan and the 2012 performance-based incentive compensation program, which cost is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of the 429,775 outstanding RSUs and the 221,819 vested RSUs as of December 31, 2016, was $10,955,000 and $5,654,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	NUMBER OF RSUs VESTED	FAIR VALUE
RSUs VESTED AT DECEMBER 31, 2013	136,135
Vested	38,270	$697,000
Settled	(19,550)	$360,000

RSUs VESTED AT DECEMBER 31, 2014	154,855
Vested	55,649	$954,400
Settled	(8,160)	$144,300

RSUs VESTED AT DECEMBER 31, 2015	202,344
Vested	54,125	$1,379,600
Settled	(34,650)	$635,800

RSUs VESTED AT DECEMBER 31, 2016	221,819

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to ten percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $268,000, $284,000 and $261,000 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2016, we distributed $469,000 from the Supplemental Plan to one former officer of the Company. During the year ended December 31, 2014, we distributed $2,690,000 from the Supplemental Plan to two former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2015.

We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of December 31, 2016 and 2015, there were 5,000 options outstanding which were exercisable at $27.68 with an expiration date of May 15, 2017. As of December 31, 2016 and 2015, the 5,000 options outstanding had no intrinsic value.

NOTE 9. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of common shares in settlement of restricted stock units (“RSU” or “RSUs”) which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of December 31, 2016, 2015 and 2014, respectively.

	Year ended December 31,
(in thousands):	2016	2015	2014
Earnings from continuing operations	$42,081	$40,370	$20,405
Less dividend equivalents attributable to RSUs outstanding	(482)	(460)	(341)

Earnings from continuing operations attributable to common shareholders	41,599	39,910	20,064

(Loss) earnings from discontinued operations	(3,670)	(2,960)	3,013
Less dividend equivalents attributable to RSUs outstanding	—	—	(50)

(Loss) earnings from discontinued operations attributable to common shareholders	(3,670)	(2,960)	2,963

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$37,929	$36,950	$23,027

Weighted average common shares outstanding:
Basic and diluted	33,806	33,420	33,409

RSUs outstanding at the end of the period	430	400	333

Basic and diluted earnings per common share	$1.12	$1.11	$0.69

NOTE 10. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations two properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. We elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205), effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014, are presented within income from continuing operations in our consolidated statements of income.

During the year ended December 31, 2016, we sold two properties resulting in a loss of $205,000 that were previously classified as held for sale as of June 30, 2014. In addition, during the year ended December 31, 2016, we sold 12 properties resulting in a recognized gain of $2,373,000 that did not meet the criteria to be classified as discontinued operations. We determined that the 12 properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gains on dispositions of real estate for the 12 properties were reflected in our earnings from continuing operations. We also received funds from property condemnations resulting in a gain of $177,000 and recognized the remaining deferred gain of $3,868,000 related to the Ramoco sale.

Real estate held for sale consisted of the following at December 31, 2016 and 2015:

(in thousands)	Year ended December 31,
	2016	2015
Land	$117	$603
Buildings and improvements	528	997

	645	1,600
Accumulated depreciation and amortization	—	(261)

Real estate held for sale, net	$645	$1,339

The revenue from rental properties, impairment charges, other operating expenses and gains/losses from dispositions of real estate related to these properties are as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenues from rental properties	$5	$164	$2,372
Impairments	(5,926)	(5,746)	(8,596)
Other operating income	2,456	2,283	242

(Loss) from operating activities	(3,465)	(3,299)	(5,982)
(Loss) gains from dispositions of real estate	(205)	339	8,995

(Loss) earnings from discontinued operations	$(3,670)	$(2,960)	$3,013

NOTE 11. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (unaudited as to quarterly information) (in thousands, except per share amounts):

	THREE MONTHS ENDED
YEAR ENDED DECEMBER 31, 2016	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$24,388	$24,140	$24,328	$25,083
Earnings from continuing operations	7,842	13,583	9,236	11,420
Net earnings	$7,703	$13,576	$8,804	$8,328
Diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.40	$0.27	$0.33
Net earnings	$0.23	$0.40	$0.26	$0.24

YEAR ENDED DECEMBER 31, 2015	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues from rental properties	$20,413	$22,122	$24,840	$25,514
(Loss) earnings from continuing operations	(81)	11,503	8,564	20,384
Net (loss) earnings	$(1,137)	$11,619	$7,035	$19,893
Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.01)	$0.34	$0.25	$0.60
Net (loss) earnings	$(0.04)	$0.34	$0.21	$0.59

NOTE 12. — PROPERTY ACQUISITIONS

During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in separate transactions, for an aggregate purchase price of $7,688,000. We accounted for the acquisitions of fee simple interests and leasehold title as business combinations. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,041,000 of the purchase price to land, $6,111,000 to buildings and improvements and $374,000 to in-place leases. In addition, we purchased an adjacent parcel of land to an existing property for a redevelopment project for $162,000. We incurred transaction costs of $86,000 directly related to these acquisitions which are included in general and administrative expenses in our consolidated statements of operations.

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

We accounted for the United Oil Transaction as a business combination. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $140,966,000 of the purchase price to land, $75,119,000 to buildings and improvements, $216,000 to above-market leases, $19,210,000 to below-market leases, which is accounted for as a deferred liability and $17,402,000 to in-place leases and other intangible assets. We incurred transaction costs of $413,000 directly related to the acquisition which are included in general and administrative expenses in our consolidated statements of operations.

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

Total revenues for the United Oil Transaction included in continuing operations were $17,631,000 and $10,177,000 for the years ended December 31, 2016 and 2015, respectively. Net earnings for the United Oil Transaction were $11,762,000 and $6,952,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 13. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $2,527,000 and $3,021,000 (net of accumulated amortization of $4,210,000 and $3,715,000, respectively) at December 31, 2016 and 2015, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $22,539,000 and $24,534,000 (net of accumulated amortization of $13,619,000 and $11,624,000, respectively) at December 31, 2016 and 2015, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. In-place leases are included in prepaid expenses and other assets and had a balance of $20,984,000 and $22,004,000 (net of accumulated amortization of $5,187,000 and $3,793,000, respectively) at December 31, 2016 and 2015, respectively. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,833,000, $1,426,000 and $1,239,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense included amortization from acquired leases of $333,000 for the years ended December 31, 2016, 2015 and 2014. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $1,395,000, $1,019,000 and $518,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above-Market Leases	Below-Market Leases	In-Place Leases
As Lessor:
Year ending December 31,
2017	$148,000	$1,833,000	$1,389,000
2018	47,000	1,781,000	1,363,000
2019	30,000	1,701,000	1,342,000
2020	24,000	1,463,000	1,322,000
2021	16,000	1,322,000	1,301,000
Thereafter	179,000	14,439,000	14,267,000

	$444,000	$22,539,000	$20,984,000

Below-Market Leases
As Lessee:
Year ending December 31,
2017	$320,000
2018	317,000
2019	312,000
2020	222,000
2021	157,000
Thereafter	755,000

$2,083,000

NOTE 14. — SUBSEQUENT EVENTS

We have evaluated events and transactions occurring after December 31, 2016, for recognition or disclosure purposes. On February 21, 2017, we entered into an amended and restated note purchase agreement with Prudential and an affiliate of Prudential. Pursuant to this agreement, Prudential and its affiliate issued $50,000,000 of senior unsecured Series C Notes bearing interest at 4.75% and maturing in February 2025. The proceeds were used to repay borrowings outstanding under our Revolving Facility. There were no other reportable subsequent events or transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Getty Realty Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Getty Realty Corp. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 2, 2017

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

As required by the Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

Item 9B. Other Information

As of December 31, 2016, we leased 77 convenience store and gasoline station properties pursuant to three separate, cross-defaulted, unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, these leases with United Oil accounted for 15% of our rental revenues for the year ended December 31, 2016. United Oil is wholly owned subsidiary of CF United LLC.

The selected combined audited financial data of CF United LLC, which has been prepared by CF United LLC’s management and audited by a third-party accounting firm, is provided below:

(in thousands)

Operating Data:

	Year ended December 31,
	2016	2015
Total income	$1,161,150	$1,160,652
Total costs of operations and operating expenses	1,134,585	1,133,510
Net income	$24,338	$23,545

Balance Sheet Data:

	December 31, 2016	December 31, 2015
Current assets	$71,836	$87,195
Noncurrent assets	262,228	265,315
Current liabilities	63,848	63,892
Noncurrent liabilities	$140,794	$151,088

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

NAME	AGE	POSITION	OFFICER SINCE
Christopher J. Constant	38	President, Chief Executive Officer and Director	2012
Mark J. Olear	52	Executive Vice President and Chief Operating Officer	2014
Joshua Dicker	56	Senior Vice President, General Counsel and Secretary	2008
Danion Fielding	45	Vice President, Chief Financial Officer and Treasurer	2016

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

There were no such relationships or transactions to report for the year ended December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 2, 2017 appearing in the 2016 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2017

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2016, 2015 and 2014

(in thousands)

	BALANCE AT BEGINNING OF YEAR	ADDITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
December 31, 2016:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$2,634	$855	$1,483	$2,006
December 31, 2015:
Allowance for deferred rent receivable	$7,009	$—	$7,009	$—
Allowance for accounts receivable	$4,160	$1,778	$3,304	$2,634
December 31, 2014:
Allowance for deferred rent receivable	$4,775	$2,234	$—	$7,009
Allowance for accounts receivable	$3,248	$1,182	$270	$4,160

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2016

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2016	2015	2014
Investment in real estate:
Balance at beginning of year	$783,233	$595,959	$570,275
Acquisitions and capital expenditures	19,097	233,785	79,259
Impairments	(13,590)	(20,606)	(24,620)
Sales and condemnations	(6,379)	(25,019)	(25,786)
Lease expirations/settlements	(195)	(886)	(3,169)

Balance at end of year	$782,166	$783,233	$595,959

Accumulated depreciation and amortization:
Balance at beginning of year	$107,370	$100,690	$103,452
Depreciation and amortization	16,629	15,663	9,777
Impairments	(776)	(3,246)	(3,086)
Sales and condemnations	(2,559)	(5,313)	(6,544)
Lease expirations/settlements	(88)	(424)	(2,909)

Balance at end of year	$120,576	$107,370	$100,690

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Brookland, AR	$1,468	$—	$149	$1,319	$1,468	$508	2007
Jonesboro, AR	868	—	173	695	868	282	2007
Jonesboro, AR	2,985	—	330	2,655	2,985	1,076	2007
Bellflower, CA	1,369	—	910	459	1,369	241	2007
Benicia, CA	2,224	—	1,058	1,166	2,224	639	2007
Chula Vista, CA	2,385	—	889	1,496	2,385	152	2014
Coachella, CA	2,235	—	1,217	1,018	2,235	521	2007
Cotati, CA	6,072	—	4,008	2,064	6,072	180	2015
Fillmore, CA	1,354	—	950	404	1,354	211	2007
Grass Valley, CA	1,485	—	853	632	1,485	57	2015
Hesperia, CA	1,643	—	849	794	1,643	384	2007
Hesperia, CA	2,055	—	492	1,563	2,055	166	2015
Indio, CA	1,250	—	302	948	1,250	89	2015
Indio, CA	2,727	—	1,486	1,241	2,727	122	2015
La Palma, CA	1,971	—	1,389	582	1,971	300	2007
La Puente, CA	7,615	—	6,405	1,210	7,615	125	2015
Lakeside, CA	3,715	—	2,695	1,020	3,715	100	2015
Los Angeles, CA	6,612	—	5,006	1,606	6,612	164	2015
Oakland, CA	5,434	—	4,123	1,311	5,434	132	2015
Ontario, CA	6,613	—	4,523	2,090	6,613	213	2015
Phelan, CA	4,611	—	3,276	1,335	4,611	139	2015
Riverside, CA	2,130	—	1,619	511	2,130	67	2015
Riverside, CA	2,737	—	1,216	1,521	2,737	179	2014
Sacramento, CA	3,193	—	2,207	986	3,193	103	2015
Sacramento, CA	4,247	—	2,604	1,643	4,247	151	2015
Sacramento, CA	5,942	—	4,233	1,709	5,942	168	2015
San Dimas, CA	1,941	—	749	1,192	1,941	528	2007
San Jose, CA	5,412	—	4,219	1,193	5,412	131	2015
San Leandro, CA	5,978	—	5,078	900	5,978	97	2015
Shingle Springs, CA	4,751	—	3,489	1,262	4,751	128	2015
Stockton, CA	1,187	—	627	560	1,187	58	2015
Stockton, CA	3,001	—	1,460	1,541	3,001	145	2015
Boulder, CO	3,900	—	2,875	1,025	3,900	95	2015
Castle Rock, CO	5,269	—	3,269	2,000	5,269	197	2015
Golden, CO	4,641	—	3,247	1,394	4,641	134	2015
Greenwood Village, CO	4,077	—	2,889	1,188	4,077	109	2015
Highlands Ranch, CO	4,356	—	2,921	1,435	4,356	140	2015
Lakewood, CO	2,349	—	1,541	808	2,349	75	2015
Littleton, CO	4,233	—	2,366	1,867	4,233	182	2015
Lone Tree, CO	6,612	—	5,125	1,487	6,612	152	2015
Longmont, CO	3,619	—	2,315	1,304	3,619	133	2015
Louisville, CO	6,605	—	5,228	1,377	6,605	138	2015
Morrison, CO	5,081	—	3,018	2,063	5,081	209	2015
Superior, CO	3,748	—	2,477	1,271	3,748	124	2015
Thornton, CO	5,003	—	2,722	2,281	5,003	223	2015
Westminster, CO	1,457	—	752	705	1,457	67	2015
Wheat Ridge, CO	6,151	—	4,201	1,950	6,151	197	2015
Avon, CT	731	333	403	661	1,064	309	2002

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Bridgeport, CT	346	12	230	128	358	128	1985
Bridgeport, CT	339	22	220	141	361	112	1985
Bridgeport, CT	59	380	24	415	439	196	1982
Bridgeport, CT	313	298	204	407	611	162	1985
Bridgeport, CT	350	330	228	452	680	203	1985
Bridgeport, CT	377	394	246	525	771	254	1985
Bristol, CT	360	—	—	360	360	360	2004
Bristol, CT	365	—	237	128	365	62	2004
Bristol, CT	1,594	—	1,036	558	1,594	272	2004
Brookfield, CT	57	733	20	770	790	288	1985
Cheshire, CT	491	(113)	267	111	378	46	1985
Cobalt, CT	396	—	—	396	396	396	2004
Darien, CT	667	323	434	556	990	352	1985
Durham, CT	994	—	—	994	994	994	2004
East Hartford, CT	208	224	54	378	432	223	1982
Ellington, CT	1,295	—	842	453	1,295	221	2004
Fairfield, CT	430	51	280	201	481	125	1985
Farmington, CT	466	—	303	163	466	79	2004
Franklin, CT	51	447	20	478	498	257	1982
Hartford, CT	571	—	371	200	571	97	2004
Hartford, CT	665	—	432	233	665	113	2004
Manchester, CT	110	323	50	383	433	147	1987
Meriden, CT	208	339	84	463	547	229	1982
Meriden, CT	1,532	—	989	543	1,532	269	2004
Middletown, CT	132	564	131	565	696	242	1987
Middletown, CT	1,039	—	675	364	1,039	177	2004
Milford, CT	293	45	191	147	338	120	1985
Milford, CT	57	295	30	322	352	103	1985
Montville, CT	57	332	24	365	389	146	1982
New Britain, CT	391	—	254	137	391	67	2004
New Haven, CT	217	297	141	373	514	135	1985
New Haven, CT	539	454	351	642	993	373	1985
New Haven, CT	1,414	(275)	569	570	1,139	99	1985
Newington, CT	954	—	620	334	954	162	2004
North Haven, CT	405	—	252	153	405	84	2004
Norwalk, CT	511	45	332	224	556	181	1985
Norwalk, CT	—	942	402	540	942	188	1988
Norwich, CT	107	323	44	386	430	172	1982
Old Greenwich, CT	—	1,223	620	603	1,223	194	1969
Plainville, CT	545	—	354	191	545	93	2004
Plymouth, CT	931	—	605	326	931	159	2004
Ridgefield, CT	402	304	167	539	706	324	1985
Ridgefield, CT	536	466	348	654	1,002	318	1985
South Windham, CT	644	1,398	598	1,444	2,042	548	2004
South Windsor, CT	545	—	337	208	545	115	2004
Stamford, CT	507	16	330	193	523	150	1985
Stamford, CT	603	343	393	553	946	265	1985
Stamford, CT	508	476	330	654	984	260	1985
Suffield, CT	237	603	201	639	840	481	2004

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Tolland, CT	108	379	44	443	487	220	1982
Vernon, CT	1,434	—	—	1,434	1,434	1,434	2004
Wallingford, CT	551	—	335	216	551	123	2004
Waterbury, CT	469	—	305	164	469	80	2004
Waterbury, CT	515	—	335	180	515	88	2004
Waterbury, CT	804	—	516	288	804	145	2004
Watertown, CT	352	343	204	491	695	215	1992
Watertown, CT	925	—	567	358	925	201	2004
West Haven, CT	185	322	74	433	507	214	1982
West Haven, CT	1,215	—	790	425	1,215	207	2004
Westbrook, CT	345	—	—	345	345	345	2004
Westport, CT	604	12	393	223	616	172	1985
Wethersfield, CT	447	—	—	447	447	447	2004
Willimantic, CT	717	—	466	251	717	122	2004
Wilton, CT	519	364	338	545	883	242	1985
Windsor Locks, CT	1,031	—	670	361	1,031	176	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,453	2004
Washington, DC	848	—	418	430	848	79	2013
Washington, DC	941	—	664	277	941	58	2013
Orlando, FL	868	33	401	500	901	333	2000
Haleiwa, HI	1,522	—	1,058	464	1,522	300	2007
Honolulu, HI	1,069	16	981	104	1,085	75	2007
Honolulu, HI	1,539	—	1,219	320	1,539	162	2007
Honolulu, HI	1,769	—	1,192	577	1,769	269	2007
Honolulu, HI	9,211	—	8,194	1,017	9,211	490	2007
Kaneohe, HI	1,364	—	822	542	1,364	295	2007
Kaneohe, HI	1,978	182	1,473	687	2,160	297	2007
Waianae, HI	1,520	—	648	872	1,520	406	2007
Waianae, HI	1,997	—	871	1,126	1,997	527	2007
Waipahu, HI	2,458	—	945	1,513	2,458	676	2007
Arlington, MA	518	28	338	208	546	164	1985
Auburn, MA	174	213	125	262	387	122	1986
Auburn, MA	—	535	388	147	535	29	1996
Auburn, MA	600	—	600	—	600	—	2011
Auburn, MA	625	—	625	—	625	—	2011
Auburn, MA	369	264	240	393	633	182	1991
Auburn, MA	725	—	725	—	725	—	2011
Auburn, MA	800	—	—	800	800	442	2011
Barre, MA	536	12	348	200	548	111	1991
Bedford, MA	1,350	—	1,350	—	1,350	—	2011
Bellingham, MA	734	73	476	331	807	269	1985
Belmont, MA	390	29	254	165	419	132	1985
Bradford, MA	650	—	650	—	650	—	2011
Burlington, MA	600	—	600	—	600	—	2011
Burlington, MA	1,250	—	1,250	—	1,250	—	2011

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Chelmsford, MA	715	—	—	715	715	231	2012
Danvers, MA	400	—	400	—	400	—	2011
Dracut, MA	450	—	450	—	450	—	2011
Falmouth, MA	519	127	458	188	646	121	1988
Fitchburg, MA	390	33	254	169	423	107	1992
Foxborough, MA	427	98	325	200	525	135	1990
Framingham, MA	400	23	260	163	423	100	1991
Gardner, MA	550	—	550	—	550	—	2011
Gardner, MA	1,008	282	657	633	1,290	416	1985
Gardners, MA	787	—	638	149	787	23	2014
Hingham, MA	353	111	243	221	464	152	1989
Hyde Park, MA	499	157	322	334	656	194	1985
Leominster, MA	571	—	199	372	571	89	2012
Lowell, MA	375	9	250	134	384	134	1986
Lowell, MA	361	90	201	250	451	246	1985
Lowell, MA	—	619	429	190	619	37	1996
Lynn, MA	400	—	400	—	400	—	2011
Lynn, MA	850	—	850	—	850	—	2011
Marlborough, MA	550	—	550	—	550	—	2011
Maynard, MA	736	98	479	355	834	219	1985
Melrose, MA	600	—	600	—	600	—	2011
Methuen, MA	300	134	150	284	434	217	1986
Methuen, MA	380	64	246	198	444	166	1985
Methuen, MA	491	97	319	269	588	162	1985
Methuen, MA	650	—	650	—	650	—	2011
Newton, MA	691	124	450	365	815	268	1985
North Andover, MA	394	32	256	170	426	137	1985
Peabody, MA	400	18	252	166	418	166	1986
Peabody, MA	550	—	550	—	550	—	2011
Peabody, MA	650	—	650	—	650	—	2011
Randolph, MA	573	238	430	381	811	228	1985
Revere, MA	1,300	—	1,300	—	1,300	—	2011
Rockland, MA	579	45	377	247	624	198	1985
Salem, MA	600	—	600	—	600	—	2011
Seekonk, MA	1,073	(261)	576	236	812	88	1985
Shrewsbury, MA	400	—	400	—	400	—	2011
Shrewsbury, MA	450	—	450	—	450	—	2011
Sterling, MA	476	2	309	169	478	94	1991
Sutton, MA	714	62	464	312	776	199	1993
Tewksbury, MA	125	506	75	556	631	170	1986
Tewksbury, MA	1,200	—	1,200	—	1,200	—	2011
Upton, MA	428	115	279	264	543	125	1991
Wakefield, MA	900	—	900	—	900	—	2011
Walpole, MA	450	92	293	249	542	146	1985
Watertown, MA	358	211	321	248	569	142	1985
Webster, MA	1,012	618	659	971	1,630	474	1985
West Boylston, MA	312	29	203	138	341	89	1991

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
West Roxbury, MA	491	86	319	258	577	181	1985
Westborough, MA	312	21	203	130	333	81	1991
Westborough, MA	450	—	450	—	450	—	2011
Westford, MA	275	81	175	181	356	142	1986
Wilmington, MA	600	—	600	—	600	—	2011
Wilmington, MA	1,300	—	1,300	—	1,300	—	2011
Woburn, MA	350	63	200	213	413	201	1986
Woburn, MA	508	394	508	394	902	250	1985
Worcester, MA	400	—	400	—	400	—	2011
Worcester, MA	500	—	500	—	500	—	2011
Worcester, MA	550	—	550	—	550	—	2011
Worcester, MA	547	11	356	202	558	115	1991
Worcester, MA	498	330	322	506	828	261	1985
Worcester, MA	979	7	636	350	986	195	1991
Accokeek, MD	692	—	692	—	692	—	2010
Baltimore, MD	802	—	—	802	802	392	2007
Baltimore, MD	2,259	—	722	1,537	2,259	701	2007
Beltsville, MD	525	—	525	—	525	—	2009
Beltsville, MD	731	—	731	—	731	—	2009
Beltsville, MD	1,050	—	1,050	—	1,050	—	2009
Beltsville, MD	1,130	—	1,130	—	1,130	—	2009
Bladensburg, MD	571	—	571	—	571	—	2009
Bowie, MD	1,084	—	1,084	—	1,084	—	2009
Capitol Heights, MD	628	—	628	—	628	—	2009
Clinton, MD	651	—	651	—	651	—	2009
College Park, MD	445	—	445	—	445	—	2009
College Park, MD	536	—	536	—	536	—	2009
District Heights, MD	388	—	388	—	388	—	2009
District Heights, MD	479	—	479	—	479	—	2009
Ellicott City, MD	895	—	—	895	895	460	2007
Emmitsburg, MD	147	191	102	236	338	154	1986
Forestville, MD	1,039	—	1,039	—	1,039	—	2009
Fort Washington, MD	422	—	422	—	422	—	2009
Greenbelt, MD	1,153	—	1,153	—	1,153	—	2009
Hyattsville, MD	491	—	491	—	491	—	2009
Hyattsville, MD	594	—	594	—	594	—	2009
Landover, MD	662	—	662	—	662	—	2009
Landover, MD	753	—	753	—	753	—	2009
Landover Hills, MD	457	—	457	—	457	—	2009
Landover Hills, MD	1,358	—	1,358	—	1,358	—	2009
Lanham, MD	822	—	822	—	822	—	2009
Laurel, MD	696	—	696	—	696	—	2009
Laurel, MD	1,210	—	1,210	—	1,210	—	2009
Laurel, MD	1,267	—	1,267	—	1,267	—	2009
Laurel, MD	1,415	—	1,415	—	1,415	—	2009
Laurel, MD	1,530	—	1,530	—	1,530	—	2009
Laurel, MD	2,523	—	2,523	—	2,523	—	2009
Oxon Hill, MD	1,256	—	1,256	—	1,256	—	2009

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Riverdale, MD	582	—	582	—	582	—	2009
Riverdale, MD	788	—	788	—	788	—	2009
Seat Pleasant, MD	468	—	468	—	468	—	2009
Suitland, MD	377	—	377	—	377	—	2009
Suitland, MD	673	—	673	—	673	—	2009
Temple Hills, MD	331	—	331	—	331	—	2009
Upper Marlboro, MD	845	—	845	—	845	—	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	200	1985
Kernersville, NC	449	—	338	111	449	102	2007
Madison, NC	396	—	46	350	396	185	2007
New Bern, NC	350	83	190	243	433	143	2007
Belfield, ND	1,232	—	382	850	1,232	727	2007
Allenstown, NH	1,787	—	467	1,320	1,787	670	2007
Concord, NH	675	—	675	—	675	—	2011
Concord, NH	900	—	900	—	900	—	2011
Derry, NH	418	17	158	277	435	275	1987
Derry, NH	950	—	950	—	950	—	2011
Dover, NH	650	—	650	—	650	—	2011
Dover, NH	1,200	—	1,200	—	1,200	—	2011
Goffstown, NH	1,737	—	697	1,040	1,737	327	2012
Hooksett, NH	1,562	—	824	738	1,562	651	2007
Kingston, NH	1,500	—	1,500	—	1,500	—	2011
Londonderry, NH	703	30	458	275	733	216	1985
Londonderry, NH	1,100	—	1,100	—	1,100	—	2011
Manchester, NH	550	—	550	—	550	—	2011
Milford, NH	190	147	115	222	337	138	1986
Nashua, NH	500	—	500	—	500	—	2011
Nashua, NH	550	—	550	—	550	—	2011
Nashua, NH	750	—	750	—	750	—	2011
Nashua, NH	825	—	825	—	825	—	2011
Nashua, NH	1,750	—	1,750	—	1,750	—	2011
Northwood, NH	500	—	500	—	500	—	2011
Pelham, NH	—	730	317	413	730	69	1996
Plaistow, NH	300	101	245	156	401	155	1987
Portsmouth, NH	525	—	525	—	525	—	2011
Raymond, NH	550	—	550	—	550	—	2011
Rochester, NH	700	—	700	—	700	—	2011
Rochester, NH	939	12	600	351	951	269	1985
Rochester, NH	1,400	—	1,400	—	1,400	—	2011
Rochester, NH	1,600	—	1,600	—	1,600	—	2011
Salem, NH	744	18	484	278	762	215	1985
Salem, NH	450	880	350	980	1,330	43	1986
Basking Ridge, NJ	362	287	200	449	649	221	1986
Bergenfield, NJ	382	331	300	413	713	166	1990
Brick, NJ	1,508	229	1,000	737	1,737	432	2000
Colonia, NJ	720	(297)	72	351	423	264	1985
Elizabeth, NJ	406	62	227	241	468	149	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Flemington, NJ	708	(251)	168	289	457	62	1985
Flemington, NJ	547	17	346	218	564	169	1985
Fort Lee, NJ	1,246	362	811	797	1,608	439	1985
Franklin Twp., NJ	683	195	445	433	878	305	1985
Freehold, NJ	494	370	95	769	864	121	1978
Green Village, NJ	277	76	128	225	353	191	1985
Hasbrouck Heights, NJ	641	440	416	665	1,081	350	1985
Hillsborough, NJ	237	487	100	624	724	251	1985
Irvington, NJ	411	(34)	98	279	377	31	1985
Lake Hopatcong, NJ	1,305	—	800	505	1,305	412	2000
Livingston, NJ	871	294	568	597	1,165	314	1985
Long Branch, NJ	514	437	335	616	951	228	1985
Mcafee, NJ	672	268	437	503	940	240	1985
Midland Park, NJ	200	333	150	383	533	181	1989
Mountainside, NJ	665	(172)	134	359	493	84	1985
North Bergen, NJ	630	151	410	371	781	265	1985
North Plainfield, NJ	227	576	175	628	803	386	1978
Nutley, NJ	434	199	283	350	633	194	1985
Paramus, NJ	382	68	249	201	450	131	1985
Parlin, NJ	418	157	203	372	575	84	1985
Paterson, NJ	620	16	403	233	636	181	1985
Ridgefield, NJ	55	280	33	302	335	112	1980
Ridgewood, NJ	703	386	458	631	1,089	304	1985
Somerville, NJ	253	124	201	176	377	84	1987
Trenton, NJ	1,303	—	1,146	157	1,303	39	2012
Union, NJ	437	316	239	514	753	103	1985
Washington Township, NJ	912	287	594	605	1,199	318	1985
Watchung, NJ	449	130	226	353	579	71	1985
West Orange, NJ	800	412	521	691	1,212	380	1985
Fernley, NV	1,665	—	221	1,444	1,665	162	2015
Naples, NY	1,257	—	827	430	1,257	186	2006
Perry, NY	1,444	—	1,044	400	1,444	173	2006
Prattsburg, NY	553	—	303	250	553	108	2006
Rochester, NY	853	—	303	550	853	238	2006
Alfred Station, NY	714	—	414	300	714	130	2006
Amherst, NY	222	247	173	296	469	90	2000
Astoria, NY	1,684	—	1,105	579	1,684	122	2013
Avoca, NY	936	(1)	635	300	935	130	2006
Batavia, NY	684	—	364	320	684	139	2006
Bay Shore, NY	156	356	86	426	512	240	1981
Bayside, NY	470	261	306	425	731	171	1985
Bellaire, NY	330	37	215	152	367	125	1985
Brewster, NY	789	—	789	—	789	—	2011
Briarcliff Manor, NY	652	606	502	756	1,258	418	1976
Bronx, NY	104	226	90	240	330	233	1985
Bronx, NY	423	—	423	—	423	—	2013
Bronx, NY	391	53	251	193	444	160	1985
Bronx, NY	877	—	877	—	877	—	2013

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Bronx, NY	884	—	884	—	884	—	2013
Bronx, NY	953	—	953	—	953	—	2013
Bronx, NY	1,049	—	485	564	1,049	119	2013
Bronx, NY	1,910	—	1,349	561	1,910	124	2013
Bronx, NY	2,408	—	1,712	696	2,408	138	2013
Bronxville, NY	1,232	—	1,232	—	1,232	—	2011
Brooklyn, NY	—	396	—	396	396	195	1970
Brooklyn, NY	100	345	67	378	445	177	1972
Brooklyn, NY	75	384	31	428	459	210	1967
Brooklyn, NY	148	394	104	438	542	238	1972
Brooklyn, NY	237	382	154	465	619	156	1985
Brooklyn, NY	282	457	176	563	739	362	1967
Brooklyn, NY	422	334	275	481	756	249	1985
Brooklyn, NY	478	318	306	490	796	254	1985
Brooklyn, NY	627	313	408	532	940	273	1985
Buffalo, NY	312	242	151	403	554	168	2000
Byron, NY	969	—	669	300	969	130	2006
Chester, NY	1,158	—	1,158	—	1,158	—	2011
Churchville, NY	1,011	—	601	410	1,011	178	2006
Commack, NY	321	26	209	138	347	110	1985
Corona, NY	114	301	113	302	415	302	1965
Corona, NY	2,543	—	1,903	640	2,543	129	2013
Cortland Manor, NY	1,872	—	1,872	—	1,872	—	2011
Dobbs Ferry, NY	670	34	434	270	704	213	1985
Dobbs Ferry, NY	1,345	—	1,345	—	1,345	—	2011
East Hampton, NY	660	39	428	271	699	214	1985
East Islip, NY	89	549	87	551	638	259	1972
East Pembroke, NY	787	—	537	250	787	108	2006
Eastchester, NY	1,724	—	1,724	—	1,724	—	2011
Elmont, NY	389	319	231	477	708	286	1978
Elmsford, NY	—	1,012	581	431	1,012	196	1971
Elmsford, NY	1,453	—	1,453	—	1,453	—	2011
Fishkill, NY	1,793	—	1,793	—	1,793	—	2011
Floral Park, NY	617	175	356	436	792	219	1998
Flushing, NY	516	241	320	437	757	193	1998
Flushing, NY	1,936	—	1,413	523	1,936	110	2013
Flushing, NY	1,947	—	1,405	542	1,947	105	2013
Flushing, NY	2,478	—	1,801	677	2,478	131	2013
Forrest Hill, NY	1,273	—	1,273	—	1,273	—	2013
Franklin Square, NY	153	331	137	347	484	146	1978
Friendship, NY	393	—	43	350	393	152	2006
Garden City, NY	361	243	236	368	604	155	1985
Garnerville, NY	1,508	—	1,508	—	1,508	—	2011
Glen Head, NY	234	219	103	350	453	347	1982
Glen Head, NY	461	284	301	444	745	215	1985
Glendale, NY	369	280	236	413	649	186	1985

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Great Neck, NY	500	252	450	302	752	120	1985
Greigsville, NY	1,018	—	203	815	1,018	449	2008
Hartsdale, NY	1,626	—	1,626	—	1,626	—	2011
Hawthorne, NY	2,084	—	2,084	—	2,084	—	2011
Hopewell Junction, NY	1,163	—	1,163	—	1,163	—	2011
Huntington Station, NY	141	284	84	341	425	155	1978
Hyde Park, NY	990	—	990	—	990	—	2011
Katonah, NY	1,084	—	1,084	—	1,084	—	2011
Lagrangeville, NY	130	1,043	64	1,109	1,173	382	1972
Lakeville, NY	1,028	—	203	825	1,028	458	2008
Levittown, NY	503	42	327	218	545	175	1985
Levittown, NY	546	87	356	277	633	210	1985
Long Island City, NY	2,717	—	1,183	1,534	2,717	269	2013
Mamaroneck, NY	1,429	—	1,429	—	1,429	—	2011
Massapequa, NY	333	285	217	401	618	168	1985
Mastic, NY	313	110	204	219	423	193	1985
Middletown, NY	719	—	719	—	719	—	2011
Middletown, NY	751	274	489	536	1,025	279	1985
Middletown, NY	1,281	—	1,281	—	1,281	—	2011
Millwood, NY	1,448	—	1,448	—	1,448	—	2011
Mount Kisco, NY	1,907	—	1,907	—	1,907	—	2011
Mount Vernon, NY	985	—	985	—	985	—	2011
Nanuet, NY	2,316	—	2,316	—	2,316	—	2011
New Paltz, NY	971	—	971	—	971	—	2011
New Rochelle, NY	188	344	104	428	532	176	1982
New Rochelle, NY	1,887	—	1,887	—	1,887	—	2011
New Windsor, NY	1,084	—	1,084	—	1,084	—	2011
New York, NY	126	399	78	447	525	263	1972
Newburgh, NY	527	—	527	—	527	—	2011
Newburgh, NY	1,192	—	1,192	—	1,192	—	2011
Niskayuna, NY	425	35	275	185	460	185	1986
North Lindenhurst, NY	295	243	192	346	538	145	1998
Ossining, NY	71	300	43	328	371	138	1977
Ossining, NY	231	219	117	333	450	108	1985
Ozone Park, NY	57	367	45	379	424	178	1976
Peekskill, NY	2,207	—	2,207	—	2,207	—	2011
Pelham, NY	1,035	—	1,035	—	1,035	—	2011
Pelham Manor, NY	137	307	75	369	444	183	1985
Pleasant Valley, NY	398	62	240	220	460	204	1986
Port Chester, NY	941	—	—	941	941	332	2011
Port Chester, NY	1,015	—	1,015	—	1,015	—	2011
Port Jefferson, NY	387	294	246	435	681	215	1985
Poughkeepsie, NY	591	—	591	—	591	—	2011
Poughkeepsie, NY	1,020	—	1,020	—	1,020	—	2011
Poughkeepsie, NY	1,231	(31)	1,200	—	1,200	—	2011
Poughkeepsie, NY	1,306	—	1,306	—	1,306	—	2011
Poughkeepsie, NY	1,340	—	1,340	—	1,340	—	2011

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Poughkeepsie, NY	1,355	—	1,355	—	1,355	—	2011
Rego Park, NY	2,783	—	2,104	679	2,783	138	2013
Riverhead, NY	724	—	432	292	724	216	1998
Rochester, NY	559	—	159	400	559	173	2006
Rochester, NY	595	—	305	290	595	119	2008
Rockaway Beach, NY	111	277	79	309	388	125	1972
Rockville Centre, NY	350	66	201	215	416	189	1985
Rokaway Park, NY	1,605	—	1,605	—	1,605	—	2013
Rye, NY	872	—	872	—	872	—	2011
Sag Harbor, NY	704	35	458	281	739	221	1985
Savona, NY	1,314	—	964	350	1,314	152	2006
Sayville, NY	345	245	300	290	590	82	1998
Scarsdale, NY	1,301	—	1,301	—	1,301	—	2011
Shrub Oak, NY	1,061	508	691	878	1,569	491	1985
Sleepy Hollow, NY	281	332	130	483	613	348	1969
Smithtown, NY	88	287	51	324	375	135	1977
Spring Valley, NY	749	—	749	—	749	—	2011
St. Albans, NY	330	106	215	221	436	166	1985
Staten Island, NY	357	35	230	162	392	132	1985
Staten Island, NY	389	90	254	225	479	192	1985
Staten Island, NY	301	328	196	433	629	207	1985
Staten Island, NY	350	290	228	412	640	185	1985
Stony Brook, NY	176	281	105	352	457	163	1978
Tarrytown, NY	956	—	956	—	956	—	2011
Tuchahoe, NY	1,650	—	1,650	—	1,650	—	2011
Wantagh, NY	640	—	370	270	640	198	1998
Wappingers Falls, NY	452	—	—	452	452	242	2011
Wappingers Falls, NY	1,488	—	1,488	—	1,488	—	2011
Warsaw, NY	990	—	690	300	990	130	2006
Warwick, NY	1,049	—	1,049	—	1,049	—	2011
West Nyack, NY	936	—	936	—	936	—	2011
West Taghkanic, NY	203	442	122	523	645	305	1986
White Plains, NY	—	569	303	266	569	181	1972
White Plains, NY	1,458	—	1,458	—	1,458	—	2011
Yaphank, NY	—	798	375	423	798	103	1993
Yonkers, NY	—	610	—	610	610	251	1970
Yonkers, NY	—	1,040	780	260	1,040	81	1990
Yonkers, NY	1,020	64	665	419	1,084	332	1985
Yonkers, NY	291	1,052	216	1,127	1,343	364	1972
Yonkers, NY	1,907	—	1,907	—	1,907	—	2011
Yorktown Heights, NY	1,700	—	—	1,700	1,700	47	2013
Yorktown Heights, NY	2,365	—	2,365	—	2,365	—	2011
Crestline, OH	1,202	—	285	917	1,202	376	2008
Mansfield, OH	922	—	332	590	922	227	2008
Mansfield, OH	1,950	—	700	1,250	1,950	468	2009
Monroeville, OH	2,580	—	485	2,095	2,580	763	2009

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Banks, OR	498	—	498	—	498	—	2015
Estacada, OR	646	—	84	562	646	48	2015
Pendleton, OR	766	—	122	644	766	61	2015
Portland, OR	4,416	—	3,368	1,048	4,416	94	2015
Salem, OR	1,071	—	399	672	1,071	77	2015
Salem, OR	1,350	—	521	829	1,350	76	2015
Salem, OR	1,408	—	524	884	1,408	84	2015
Salem, OR	4,215	—	3,182	1,033	4,215	100	2015
Salem, OR	4,614	—	3,517	1,097	4,614	99	2015
Springfield, OR	1,398	—	796	602	1,398	67	2015
Allentown, PA	358	31	233	156	389	125	1985
Allison Park, PA	1,500	—	850	650	1,500	343	2010
Harrisburg, PA	399	213	199	413	612	313	1989
Havertown, PA	402	63	254	211	465	146	1985
Lancaster, PA	643	17	300	360	660	360	1989
New Holland, PA	313	24	143	194	337	185	1989
New Kensington, PA	1,375	—	675	700	1,375	207	2010
New Oxford, PA	1,045	(75)	181	789	970	777	1996
Philadelphia, PA	406	175	264	317	581	244	1985
Philadelphia, PA	1,252	—	814	438	1,252	139	2009
Pottsville, PA	451	2	148	305	453	304	1990
Reading, PA	750	49	—	799	799	799	1989
Ashaway, RI	619	—	402	217	619	105	2004
Barrington, RI	490	180	319	351	670	233	1985
East Providence, RI	2,298	(1,687)	89	522	611	—	1985
N. Providence, RI	542	159	353	348	701	219	1985
Austin, TX	462	—	274	188	462	119	2007
Austin, TX	2,368	—	738	1,630	2,368	730	2007
Austin, TX	3,511	—	1,595	1,916	3,511	868	2007
Bedford, TX	353	—	113	240	353	164	2007
Ft Worth, TX	2,115	—	866	1,249	2,115	633	2007
Garland, TX	3,296	—	245	3,051	3,296	286	2014
Garland, TX	4,439	—	439	4,000	4,439	392	2014
Harker Heights, TX	2,051	(9)	579	1,463	2,042	1,081	2007
Houston, TX	1,689	—	224	1,465	1,689	623	2007
Houston, TX	2,803	—	535	2,268	2,803	17	2016
Keller, TX	2,507	—	996	1,511	2,507	719	2007
Lewisville, TX	494	—	110	384	494	204	2008
Midlothian, TX	429	—	72	357	429	208	2007
Port Arthur, TX	2,648	—	505	2,143	2,648	17	2016
San Marcos, TX	1,954	—	251	1,703	1,954	745	2007
Temple, TX	2,406	(11)	1,205	1,190	2,395	580	2007
The Colony, TX	4,396	—	337	4,059	4,396	1,675	2007
Waco, TX	3,884	—	894	2,990	3,884	1,465	2007
Alexandria, VA	649	—	649	—	649	—	2013
Alexandria, VA	656	—	409	247	656	56	2013
Alexandria, VA	712	—	712	—	712	—	2013
Alexandria, VA	735	—	735	—	735	—	2013
Alexandria, VA	1,327	—	1,327	—	1,327	—	2013
Alexandria, VA	1,388	—	1,020	368	1,388	85	2013

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Alexandria, VA	1,582	—	1,150	432	1,582	91	2013
Alexandria, VA	1,757	—	1,313	444	1,757	99	2013
Annandale, VA	1,718	—	1,718	—	1,718	—	2013
Arlington, VA	1,083	—	1,083	—	1,083	—	2013
Arlington, VA	1,464	—	1,085	379	1,464	81	2013
Arlington, VA	2,014	—	1,516	498	2,014	104	2013
Arlington, VA	2,062	—	1,603	459	2,062	95	2013
Ashland, VA	840	—	840	—	840	—	2005
Chesapeake, VA	780	(186)	398	196	594	48	1990
Chesapeake, VA	1,004	110	385	729	1,114	647	1990
Fairfax, VA	1,825	—	1,190	635	1,825	132	2013
Fairfax, VA	2,078	—	1,365	713	2,078	128	2013
Fairfax, VA	3,348	—	2,351	997	3,348	195	2013
Fairfax, VA	4,454	—	3,370	1,084	4,454	213	2013
Farmville, VA	1,227	—	622	605	1,227	285	2005
Fredericksburg, VA	1,279	—	469	810	1,279	381	2005
Fredericksburg, VA	1,289	24	798	515	1,313	247	2005
Fredericksburg, VA	1,716	—	996	720	1,716	339	2005
Fredericksburg, VA	3,623	—	2,828	795	3,623	374	2005
Glen Allen, VA	1,037	—	412	625	1,037	294	2005
Glen Allen, VA	1,077	—	322	755	1,077	355	2005
King William, VA	1,688	—	1,068	620	1,688	292	2005
Mechanicsville, VA	903	—	273	630	903	296	2005
Mechanicsville, VA	957	—	324	633	957	323	2005
Mechanicsville, VA	1,043	—	223	820	1,043	386	2005
Mechanicsville, VA	1,125	—	505	620	1,125	292	2005
Mechanicsville, VA	1,476	—	876	600	1,476	282	2005
Mechanicsville, VA	1,677	—	1,157	520	1,677	245	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	355	2005
Norfolk, VA	535	6	311	230	541	230	1990
Petersburg, VA	1,441	—	816	625	1,441	294	2005
Portsmouth, VA	562	34	222	374	596	363	1990
Richmond, VA	1,132	(41)	506	585	1,091	275	2005
Ruther Glen, VA	466	—	31	435	466	205	2005
Sandston, VA	722	—	102	620	722	292	2005
Spotsylvania, VA	1,290	—	490	800	1,290	376	2005
Springfield, VA	4,257	—	2,969	1,288	4,257	250	2013
Auburn, WA	3,022	—	1,965	1,057	3,022	99	2015
Bellevue, WA	1,725	—	886	839	1,725	79	2015
Chehalis, WA	1,176	—	313	863	1,176	89	2015
Colfax, WA	4,800	—	3,611	1,189	4,800	112	2015
Federal Way, WA	4,218	—	2,973	1,245	4,218	126	2015
Fife, WA	1,181	—	414	767	1,181	78	2015
Kent, WA	2,900	—	2,066	834	2,900	85	2015
Monroe, WA	2,792	—	1,556	1,236	2,792	119	2015
Port Orchard, WA	2,019	—	161	1,858	2,019	149	2015
Puyallup, WA	831	—	172	659	831	72	2015
Puyallup, WA	2,035	—	465	1,570	2,035	145	2015
Puyallup, WA	4,050	—	2,394	1,656	4,050	190	2015

	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Gross Amount at Which Carried at Close of Period				Date of Initial Leasehold or Acquisition Investment (1)
			Land	Building and Improvements	Total Cost	Accumulated Depreciation
Renton, WA	1,485	—	952	533	1,485	68	2015
Seattle, WA	346	—	346	—	346	—	2015
Seattle, WA	717	—	193	524	717	47	2015
Seattle, WA	1,884	—	1,223	661	1,884	60	2015
Silverdale, WA	2,178	—	1,217	961	2,178	97	2015
Snohomish, WA	955	—	955	—	955	—	2015
South Bend, WA	760	—	121	639	760	56	2015
Spokane, WA	346	—	346	—	346	—	2015
Tacoma, WA	518	—	518	—	518	—	2015
Tacoma, WA	671	—	671	—	671	—	2015
Tenino, WA	937	—	219	718	937	64	2015
Vancouver, WA	1,214	—	163	1,051	1,214	84	2015
Wilbur, WA	629	—	153	476	629	47	2015
Miscellaneous	32,937	11,470	14,749	29,658	44,407	19,388	various

	$720,099	$62,067	$474,232	$307,934	$782,166	$120,576

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

3)	The aggregate cost for federal income tax purposes was approximately $617,464,000 at December 31, 2016.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2016

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	$237	$146
Borrower B	Seller financing	Green Island, NY	11.0%	8/2018	P & I	—	298	75
Borrower C	Seller financing	Concord, NH	9.5%	8/2028	P & I	—	210	165
Borrower D	Seller financing	Irvington, NJ	10.0%	7/2022	P & I	—	300	202
Borrower E	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	291
Borrower F	Seller financing	Wantagh, NY	9.0%	5/2032	P & I	—	455	409
Borrower G	Seller financing	Fullerton Hts, MD	9.0%	5/2019	P & I	—	225	35
Borrower H	Seller financing	Springfield, MA	9.0%	7/2019	P & I	—	131	108
Borrower I	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I	—	200	181
Borrower J	Seller financing	Union City, NJ	9.0%	9/2019	P & I	—	800	740
Borrower K	Seller financing	Bronx, NY	9.0%	12/2019	P & I	—	240	121
Borrower L	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	446
Borrower M	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I	—	306	280
Borrower N	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	191
Borrower O	Seller financing	Pleasant Valley, NY	9.0%	9/2020	P & I	—	230	214
Borrower P	Seller financing	Fairhaven, MA	9.0%	9/2020	P & I	—	458	427
Borrower Q	Seller financing	Baldwin, NY	9.0%	9/2020	P & I	—	300	282
Borrower R	Seller financing	Leicester, MA	9.0%	10/2020	P & I	—	268	251
Borrower S	Seller financing	Valley Cottage, NY	9.0%	10/2020	P & I	—	431	403
Borrower T	Seller financing	Ephrata, PA	9.0%	10/2020	P & I	—	265	247
Borrower U	Seller financing	Piscataway, NJ	9.0%	11/2020	P & I	—	121	103
Borrower V	Seller financing	Westfield, MA	9.0%	11/2020	P & I	—	165	155
Borrower W	Seller financing	Wilmington, DE	9.0%	11/2020	P & I	—	84	79
Borrower X	Seller financing	Gettysburg, PA	9.0%	11/2020	P & I	—	69	64
Borrower Y	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	74	70
Borrower Z	Seller financing	Stafford Springs, CT	9.0%	1/2021	P & I	—	232	218
Borrower AA	Seller financing	Latham, NY	9.0%	1/2021	P & I	—	169	159
Borrower AB	Seller financing	Magnolia, NJ	9.0%	6/2020	P & I	—	53	49
Borrower AC	Seller financing	Colonia, NJ	9.0%	7/2020	P & I	—	320	297
Borrower AD	Seller financing	Jersey City, NJ	9.0%	7/2018	P & I	—	500	464
Borrower AE	Seller financing	Elmont, NY	9.0%	10/2021	P & I	—	450	384
Borrower AF	Seller financing	Leola, PA	9.0%	3/2020	P & I	—	220	202
Borrower AG	Seller financing	Lititz/Rothsville, PA	9.0%	3/2020	P & I	—	180	166
Borrower AH	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I	—	308	283
Borrower AI	Seller financing	Ballston, NY	9.0%	5/2020	P & I	—	225	208
Borrower AJ	Seller financing	Waterbury, CT	9.0%	2/2021	P & I	—	171	161
Borrower AK	Seller financing	White Plains, NY	9.0%	2/2021	P & I	—	444	418
Borrower AL	Seller financing	Scarsdale, NY	9.0%	11/2025	P & I	—	337	317
Borrower AM	Seller financing	York, PA	9.0%	2/2021	P & I	—	102	96
Borrower AN	Seller financing	Bristol, CT	9.0%	3/2021	P & I	—	230	217
Borrower AO	Seller financing	Belleville, NJ	9.0%	3/2021	P & I	—	315	297
Borrower AP	Seller financing	Southbridge, MA	9.0%	3/2021	P & I	—	300	283
Borrower AQ	Seller financing	Ridgefield, NJ	9.0%	4/2021	P & I	—	172	163
Borrower AR	Seller financing	Glenville, NY	9.0%	4/2021	P & I	—	325	308

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)		Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AS	Seller financing	Great Barrington, MA	9.0%	4/2021	P & I		—	58	55
Borrower AT	Seller financing	Rockland, MA	9.0%	4/2021	P & I		—	134	127
Borrower AU	Seller financing	Williamstown, NJ	9.0%	4/2021	P & I		—	42	40
Borrower AV	Seller financing	Belford, NJ	9.0%	4/2021	P & I		—	134	127
Borrower AW	Seller financing	Swedesboro, NJ	9.0%	4/2021	P & I		—	77	72
Borrower AX	Seller financing	Hatboro, PA	9.0%	4/2021	P & I		—	84	80
Borrower AY	Seller financing	Middlesex, NJ	9.0%	5/2021	P & I		—	255	242
Borrower AZ	Seller financing	Coxsackie, NY	9.0%	7/2021	P & I		—	153	146
Borrower BA	Seller financing	Newburgh, NY	9.0%	9/2021	P & I		—	394	376
Borrower BB	Seller financing	Providence, RI	9.0%	9/2021	P & I		—	184	175
Borrower BC	Seller financing	Warwick, RI	9.0%	10/2021	P & I		—	357	342
Borrower BD	Seller financing	New Bedford, MA	9.0%	10/2021	P & I		—	363	347
Borrower BE	Seller financing	Fitchburg, MA	9.0%	10/2021	P & I		—	187	179
Borrower BF	Seller financing	Queensbury, NY	9.0%	11/2021	P & I		—	176	169
Borrower BG	Seller financing	Worcester, MA	9.0%	11/2021	P & I		—	237	227
Borrower BH	Seller financing	Westfield, MA	9.0%	11/2021	P & I		—	303	291
Borrower BI	Seller financing	S. Yarmouth, MA	9.0%	1/2022	P & I		—	275	265
Borrower BJ	Seller financing	Harwich Port, MA	9.0%	1/2022	P & I		—	293	282
Borrower BK	Seller financing	Nyack, NY	9.0%	9/2022	P & I		—	253	248
Borrower BL	Seller financing	Norwalk, CT	9.0%	4/2022	P & I		—	319	308
Borrower BM	Seller financing	Hadley, MA	9.0%	7/2022	P & I		—	78	75
Borrower BN	Seller financing	Clinton, MA	9.0%	3/2022	P & I		—	158	140
Borrower BO	Seller financing	Worcester, MA	9.0%	2/2022	P & I		—	210	202
Borrower BP	Seller financing	Pelham, NH	9.0%	01/2023	P & I		—	73	71
Borrower BQ	Seller financing	Brewster, NY	9.0%	10/2022	P & I		—	554	542
Borrower BR	Seller financing	Brewster, NY	9.0%	8/2022	P & I		—	333	324
Borrower BS	Seller financing	Cranston, RI	9.0%	8/2022	P & I		—	153	149
Borrower BT	Seller financing	Pawtucket, RI	9.0%	1/2023	P & I		—	31	30
Borrower BU	Seller financing	E. Providence, RI	9.0%	2/2022	P & I		—	186	179
Borrower BV	Seller financing	McConnellsburg, PA	9.0%	1/2023	P & I		—	38	38
Borrower BW	Seller financing	Billerica, MA	9.0%	03/2023	P & I		—	98	96
Borrower BX	Seller financing	Oxford, MA	9.0%	03/2023	P & I		—	86	84
Borrower BY	Seller financing	Colonie, NY	9.0%	08/2023	P & I		—	143	142
Borrower BZ	Seller financing	Malta, NY	9.0%	03/2023	P & I		—	572	564
Borrower CA	Seller financing	Cairo, NY	9.0%	08/2023	P & I		—	113	112
Borrower CB	Seller financing	Central Islip, NY	9.0%	06/2023	P & I		—	780	773
Borrower CC	Seller financing	Pottsville, PA	9.0%	03/2023	P & I		—	23	23

								20,089	18,017
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I	(b)		18,400	14,720

Total (c)								$38,489	$32,737

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

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

	2016	2015	2014
Balance at January 1,	$48,455	$34,226	$28,793
Additions:
New mortgage loans	1,814	17,876	8,278
Deductions:
Loan repayments	(16,714)	(2,883)	(2,294)
Collection of principal	(818)	(764)	(489)
Write-off of loan balance	—	—	(62)

Balance at December 31,	$32,737	$48,455	$34,226

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
March 2, 2017

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ HOWARD SAFENOWITZ
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) March 2, 2017		Howard Safenowitz Director March 2, 2017

By:	/S/ LEO LIEBOWITZ	By:	/S/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 2, 2017		Philip E. Coviello Director March 2, 2017

By:	/S/ MILTON COOPER	By:	/S/ RICHARD E. MONTAG
	Milton Cooper Director March 2, 2017		Richard E. Montag Director March 2, 2017

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2016

Exhibit Number	Description of Document	Location of Document

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.

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

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.4*	Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).	Filed as Exhibit 10.6 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Filed as Appendix B to the Definitive Proxy Statement of the Company filed April 9, 2004 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed May, 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q filed May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.18*	Getty Realty Corp. Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2015 (File No. 001-13777) and incorporated herein by reference.

10.19	Settlement Agreement regarding claims of Getty Properties Corp., GettyMart Inc., and Leemilt’s Petroleum, Inc. dated March 3, 2015.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.20**	Credit Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto.	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.21**	Amended and Restated Note Purchase and Guarantee Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential Insurance Company of America, and the Prudential Retirement Insurance and Annuity Company.	Filed as Exhibit 10.2 to the Company’s Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.22**	Master Land and Building Lease (Pool 1) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.3 to the Company’s Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.23**	Master Land and Building Lease (Pool 2) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.4 to the Company’s Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.24**	Master Land and Building Lease (Pool 3) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.27	Distribution Agreement by and among Getty Realty Corp., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Canaccord Genuity Inc. and JMP Securities LLC dated June 6, 2016	Filed as Exhibit 1.1 to the Company’s Form 8-K filed on June 6, 2016 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753-1681. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2016 Annual Report on Form 10-K.