Form 10-Q
period 2017-03-31
GETTY REALTY CORP /MD/
filed 2017-05-05
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The registrant had outstanding 34,609,380 shares of common stock as of May 5, 2017

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS:
Real estate:
Land	$474,393	$474,115
Buildings and improvements	306,716	306,980
Construction in progress	622	426

	781,731	781,521
Less accumulated depreciation and amortization	(122,626)	(120,576)

Real estate held for use, net	659,105	660,945
Real estate held for sale, net	739	645

Real estate, net	659,844	661,590
Investment in direct financing leases, net	91,518	92,097
Notes and mortgages receivable	32,529	32,737
Cash and cash equivalents	18,056	12,523
Restricted cash	771	671
Deferred rent receivable	30,778	29,966
Accounts receivable, net of allowance of $1,965 and $2,006, respectively	1,742	4,118
Prepaid expenses and other assets	40,936	43,604

Total assets	$876,174	$877,306

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$73,976	$123,801
Senior unsecured notes, net	224,627	174,743
Environmental remediation obligations	68,824	74,516
Dividends payable	9,827	9,742
Accounts payable and accrued liabilities	64,331	63,586

Total liabilities	441,585	446,388

Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 34,597,028 and 34,393,114 shares issued and outstanding, respectively	346	344
Additional paid-in capital	489,451	485,659
Dividends paid in excess of earnings	(55,208)	(55,085)

Total shareholders’ equity	434,589	430,918

Total liabilities and shareholders’ equity	$876,174	$877,306

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenues from rental properties	$24,263	$24,388
Tenant reimbursements	2,627	2,921
Interest on notes and mortgages receivable	758	1,118

Total revenues	27,648	28,427

Operating expenses:
Property costs	4,531	5,290
Impairments	2,284	1,989
Environmental	(540)	815
General and administrative	3,493	4,044
Allowance for uncollectible accounts	132	230
Depreciation and amortization	4,392	4,622

Total operating expenses	14,292	16,990

Operating income	13,356	11,437
(Loss) gains on dispositions of real estate	(331)	644
Other income (expense), net	234	(24)
Interest expense	(4,080)	(4,215)

Earnings from continuing operations	9,179	7,842
Discontinued operations:
Earnings from operating activities	525	18
(Loss) gains on dispositions of real estate	—	(157)

Earnings (loss) from discontinued operations	525	(139)

Net earnings	$9,704	$7,703

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.26	$0.23
Earnings (loss) from discontinued operations	0.02	0.00

Net earnings	$0.28	$0.23

Weighted average common shares outstanding:
Basic and diluted	34,555	33,659

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,704	$7,703
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	4,392	4,622
Impairment charges	3,737	2,309
Loss (gains) on dispositions of real estate
Continuing operations	331	(644)
Discontinued operations	—	157
Deferred rent receivable, net of allowance	(812)	(1,210)
Allowance for uncollectible accounts	132	230
Accretion expense	1,033	953
Other	387	444
Changes in assets and liabilities:
Accounts receivable	1,685	773
Prepaid expenses and other assets	257	292
Environmental remediation obligations	(8,273)	(4,607)
Accounts payable and accrued liabilities	375	(1,581)

Net cash flow provided by operating activities	12,948	9,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(6,154)	—
Capital expenditures	—	(292)
Addition to construction in progress	(196)	(25)
Proceeds from dispositions of real estate
Continuing operations	1,305	605
Discontinued operations	—	—
Deposits for property acquisitions	2,187	10
Amortization of investment in direct financing leases	579	463
Collection of notes and mortgages receivable	278	1,616

Net cash flow (used in) provided by investing activities	(2,001)	2,377

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	5,000	8,000
Repayments under credit agreement	(55,000)	(4,000)
Proceeds from senior unsecured notes	50,000	—
Payments of cash dividends	(9,429)	(11,385)
Payments in settlement of restricted stock units	—	(267)
Proceeds from issuance of common stock, net	4,280	—
Other	(165)	(24)

Net cash flow used in financing activities	(5,314)	(7,676)

Change in cash, cash equivalents and restricted cash	5,633	4,142
Cash, cash equivalents and restricted cash at beginning of period	13,194	4,351

Cash, cash equivalents and restricted cash at end of period	$18,827	$8,493

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,678	$3,993
Income taxes	246	110
Environmental remediation obligations	3,956	3,621
Non-cash transactions:
Issuance of notes and mortgages receivable related to property dispositions	$70	$779

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 823 properties are located in 24 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, RaceTrac, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

NOTE 2. — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We do not distinguish our principal business or our operations on a geographical basis for purposes of measuring performance. We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are also allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. See Note 11 for additional information regarding property acquisitions.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2017 and 2016.

When we enter into a contract to sell properties that are recorded as direct financing leases, we evaluate whether we believe that it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the property’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three months ended March 31, 2017 and 2016.

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

We recorded impairment charges aggregating $3,737,000 and $2,309,000 for the three months ended March 31, 2017 and 2016, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $2,792,000 of the $3,737,000 in impairments recognized during the three months ended March 31, 2017) and (ii) discounted cash flow models (there was no impairments recognized during the three months ended March 31, 2017 under this method). During the three months ended March 31, 2017, we recorded $945,000 of the $3,737,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including seller financing mortgage of $13,900,000, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment – Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of the gain by the full accrual method. Accordingly, we recorded a deferred gain of $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage and, as a result, the deferred gain was recognized in our consolidated statements of operations for the year ended December 31, 2016.

Fair Value of Financial Instruments

All of our financial instruments are reflected in the accompanying consolidated balance sheets at amounts which, in our estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values, except those separately disclosed in the notes below.

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

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2013, 2014 and 2015, and tax returns which will be filed for the year ended 2016, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. We are currently evaluating this guidance and do not expect that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company’s payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 had no impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that amounts classified as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective beginning January 1, 2018 (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We early adopted ASU 2016-18 on January 1, 2017. As a result of this adoption, we included amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than activities within the statement.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We early adopted ASU 2017-01 on January 1, 2017. As a result of this adoption, we evaluated real estate acquisitions completed during the first quarter of 2017 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as asset acquisitions.

On February 22, 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. ASU 2017-05 requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. We are currently evaluating the impact the adoption of ASU 2017-05 will have on our consolidated financial statements.

NOTE 3. — LEASES

As of March 31, 2017, we owned 736 properties and leased 87 properties from third-party landlords. Our 823 properties are located in 24 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations were $24,263,000 and $24,388,000 for the three months ended March 31, 2017 and 2016, respectively. Rental income contractually due or received from our tenants in revenues from rental properties included in continuing operations was $23,843,000 and $23,436,000 for the three months ended March 31, 2017 and 2016, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the

“Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $419,000 and $952,000 for the three months ended March 31, 2017 and 2016, respectively. We provide reserves for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves at March 31, 2017 and 2016, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $2,627,000 and $2,921,000 for the three months ended March 31, 2017 and 2016, respectively.

We incurred $30,000 and $145,000 of lease origination costs for the three months ended March 31, 2017 and 2016, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $91,518,000 investment in direct financing leases as of March 31, 2017, are minimum lease payments receivable of $163,936,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $86,397,000. The components of the $92,097,000 investment in direct financing leases as of December 31, 2016, are minimum lease payments receivable of $167,064,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $88,946,000.

Major Tenants

As of March 31, 2017, we had three significant tenants by revenue:

●

We leased 164 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 21% and 19% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

●

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 17% and 18% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

●

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 16% of our total revenues for the three months ended March 31, 2017 and 2016.

Marketing and the Master Lease

As of March 31, 2017, 386 of the properties we own or lease were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee to oversee liquidation of the Marketing estate.

As of March 31, 2017, we have entered into long-term triple-net leases with petroleum distributors for 14 separate property portfolios comprising 345 properties in the aggregate and 24 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2017, we have a remaining commitment to fund up to $9,972,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2017 and December 31, 2016, we had accrued $11,556,000 and $11,768,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded a credit for provisions for litigation losses aggregating $73,000 for the three months ended March 31, 2017 and provisions for litigation losses aggregating $60,000 for the three months ended March 31, 2016 for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012, to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections, and on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement

with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA. On October 5, 2016, the EPA announced that it had entered into a settlement agreement with Occidental which requires that Occidental perform the remedial design (which is expected to take four years to complete) for the remedy selected for the lower 8-miles of the Lower Passaic River. By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of March 31, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Agreement and Second Restated Prudential Note Purchase Agreement (both defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2017	December 31, 2016
Unsecured Revolving Credit Facility	June 2018	3.33%	$25,000	$75,000
Unsecured Term Loan	June 2020	3.28%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	—

Total debt			300,000	300,000
Unamortized debt issuance costs, net			(1,397)	(1,456)

Total debt, net			$298,603	$298,544

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175,000,000 unsecured revolving credit facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50,000,000 unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75,000,000 the amount of the Revolving Facility to $250,000,000. The Revolving Facility is guaranteed by certain of our subsidiaries and is unsecured.

On February 21, 2017, we entered into a First Amendment to the Credit Agreement to permit the Second Restated Prudential Note Purchase Agreement described under “Senior Unsecured Notes” below.

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity.

Senior Unsecured Notes

On February 21, 2017, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and certain affiliates of Prudential. Pursuant to the Second Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100,000,000 (the “Series A Notes”) and (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75,000,000 (the “Series B Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Second Restated Prudential Note Purchase Agreement and we authorized and issued our 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50,000,000 (the “Series C Notes” and, together with the Series A Notes and Series B Notes, the “Notes”). The Second Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities. The Notes are guaranteed by each of our subsidiaries that guarantee the Credit Agreement and are unsecured.

Covenants

The Credit Agreement and the Second Restated Prudential Note Purchase Agreement contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement and the Second Restated Prudential Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Second Restated Prudential Note Purchase Agreement requires a mandatory offer to prepay the Notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement or under the Notes and could result in the acceleration of our indebtedness under the Credit Agreement and the Notes. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Credit Agreement.

As of March 31, 2017, we are in compliance with all of the terms of the Credit Agreement and Second Restated Prudential Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2017, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2017	$—	$—	$—	$—
2018 (1)	25,000	—	—	25,000
2019	—	—	—	—
2020	—	50,000	—	50,000
2021	—	—	100,000	100,000
Thereafter	—	—	125,000	125,000

Total	$25,000	$50,000	$225,000	$300,000

(1)	The Revolving Facility matures in June 2018 and may be extended for one year at our election, subject to certain conditions.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2017 and December 31, 2016, we have accrued $45,113,000 and $45,009,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2017, we had accrued a total of $68,824,000 for our prospective environmental remediation liability. This accrual includes (a) $23,711,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,113,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74,516,000 for our prospective environmental remediation liability.

This accrual includes (a) $29,507,000, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45,009,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,033,000 and $953,000 of net accretion expense was recorded for the three months ended March 31, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $4,317,000 and $987,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2017 and 2016, we increased the carrying values of certain of our properties by $1,560,000 and $2,381,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $2,120,000 and $2,151,000 for the three months ended March 31, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the three months ended March 31, 2017 and 2016, were $1,105,000 and $1,342,000, respectively. Capitalized asset retirement costs were $47,030,000 (consisting of $18,803,000 of known environmental liabilities and $28,227,000 of reserves for future environmental liabilities) and $50,886,000 (consisting of $20,492,000 of known environmental liabilities and $30,394,000 of reserves for future environmental liabilities) as of March 31, 2017 and 2016, respectively.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 for additional information.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe that it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2017, is as follows (in thousands, except per share amounts):

	COMMON STOCK		ADDITIONAL PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				9,704	9,704
Dividends declared — $0.28 per share				(9,827)	(9,827)
Shares issued pursuant to ATM Program, net	168	2	4,278	—	4,280
Shares issued pursuant to dividend reinvestment	12	—	312	—	312
Stock-based compensation	24	—	(798)	—	(798)

BALANCE, MARCH 31, 2017	34,597	$346	$489,451	$(55,208)	$434,589

On March 1, 2017, our Board of Directors granted 94,250 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of March 31, 2017 and December 31, 2016, there were 5,000 options outstanding which were exercisable at $27.68 with an expiration date of May 15, 2017. As of March 31, 2017 and December 31, 2016, the 5,000 stock options outstanding had no intrinsic value.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of March 31, 2017 or December 31, 2016.

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

During the three months ended March 31, 2017, we issued 168,000 shares of common stock and received net proceeds of $4,280,000. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2017, we paid regular quarterly dividends of $9,741,000 or $0.28 per share. For the three months ended March 31, 2016, we paid dividends of $15,897,000 or $0.47 per share (which consisted of $8,456,000 or $0.25 per share of regular quarterly dividends and a $7,441,000 or $0.22 per share special cash and stock dividend).

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2017, we issued 12,052 shares of common stock under the dividend reinvestment plan for $312,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $302,000 and $375,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of shares of our common stock in settlement of RSUs which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(in thousands)	2017	2016
Earnings from continuing operations	$9,179	$7,842
Less dividend equivalents attributable to RSUs outstanding	(121)	(109)

Earnings from continuing operations attributable to common shareholders	9,058	7,733

Earnings (loss) from discontinued operations	525	(139)
Less dividend equivalents attributable to RSUs outstanding	(7)	—

Earnings (loss) from discontinued operations attributable to common shareholders	518	(139)

Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$9,576	$7,594

Weighted average common shares outstanding:
Basic and diluted	34,555	33,659
Basic and diluted earnings per common share	$0.28	$0.23

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2017, and December 31, 2016, the carrying value of the borrowings under the Credit Agreement approximated fair value. As of March 31, 2017 and December 31, 2016, the fair value of the borrowings under senior unsecured notes was $236,900,000 and $181,000,000, respectively. The fair value of the borrowings outstanding as of March 31, 2017 and December 31, 2016, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Supplemental Retirement Plan

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

The following summarizes as of March 31, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$411	$—	$—	$ 411
Liabilities:
Deferred compensation	$—	$411	$—	$ 411

The following summarizes as of December 31, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$565	$—	$—	$ 565
Liabilities:
Deferred compensation	$—	$565	$—	$ 565

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2017 and December 31, 2016, of $1,504,000 and $780,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

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

During the three months ended March 31, 2017, we sold six properties resulting in a recognized loss of $331,000 that did not meet the criteria to be classified as discontinued operations. We determined that the six properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the loss on dispositions of real estate for the six properties were reflected in our earnings from continuing operations.

Real estate held for sale consisted of the following at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Land	$61	$117
Buildings and improvements	678	528

	739	645
Accumulated depreciation and amortization	—	—

Real estate held for sale, net	$739	$645

The revenue from rental properties, impairment charges, other operating expenses and gains/losses on dispositions of real estate related to these properties are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenues from rental properties	$—	$5
Impairments	(1,453)	(320)
Other operating income	1,978	333

Earnings from operating activities	525	18
(Loss) gains on dispositions of real estate	—	(157)

Earnings (loss) from discontinued operations	$525	$(139)

NOTE 11. — PROPERTY ACQUISITIONS

During the quarter ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $6,154,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,959,000 of the purchase price to land, $3,932,000 to buildings and improvements and $263,000 to in-place leases.

We evaluated these transactions under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which we early adopted effective January 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets. We evaluated each of the acquisitions and determined that substantially all the fair value related to each acquisition is concentrated in a similar identifiable operating property. Accordingly, these transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets acquired on a relative fair value basis.

NOTE 12. — SUBSEQUENT EVENTS

In preparing the unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2017, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2017, through the date the financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our recurring financial performance and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; corporate-level federal income taxes; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies (as defined below); our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Credit Agreement and Second Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and involve known and unknown risks (including the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and other risks that we describe from time to time in this and our other filings with the SEC), uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2017, we owned 736 properties and leased 87 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations”, “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2017, we leased 806 of our properties to tenants under triple-net leases.

Our net lease properties include 719 properties leased to regional and national fuel distributors under 24 separate unitary or master triple-net leases and 87 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of March 31, 2017, we were actively redeveloping seven of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2017, 10 of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the three months ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $6.2 million.

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

For the three months ended March 31, 2017, we spent $0.2 million of construction-in-progress costs related to our redevelopment activities.

As of March 31, 2017, we were actively redeveloping seven of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. In addition, to the seven properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of March 31, 2017, we have signed leases on eight properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $3.7 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs for business combinations are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

We pay particular attention to AFFO, a supplemental non-GAAP performance measure that we believe best represents our recurring financial performance. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash revenue recognition adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) environmental accretion expense and changes in environmental estimates; (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe that we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe that AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO for the three months ended March 31, 2017 and 2016, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net earnings	$9,704	$7,703
Depreciation and amortization of real estate assets	4,392	4,622
Loss (gains) on dispositions of real estate	331	(487)
Impairments	3,737	2,309

Funds from operations	18,164	14,147
Revenue recognition adjustments	(419)	(952)
Changes in environmental estimates	(4,317)	(987)
Accretion expense	1,033	953

Adjusted funds from operations	$14,461	$13,161

Basic and diluted per share amounts:
Earnings per share	$0.28	$0.23
Funds from operations per share	0.52	0.42
Adjusted funds from operations per share	$0.41	$0.39

Basic and diluted weighted average shares outstanding	34,555	33,659

Results of Operations

Three months ended March 31, 2017, compared to the three months ended March 31, 2016

Revenues from rental properties included in continuing operations decreased by $0.1 million to $24.3 million for the three months ended March 31, 2017, as compared to $24.4 million for the three months ended March 31, 2016. The decrease in revenue from rental properties was primarily due to decreases in Revenue Recognition Adjustments recorded during the quarter. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $23.9 million for the three months ended March 31, 2017, as compared to $23.4 million for the three months ended March 31, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $2.6 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $0.8 million for the three months ended March 31, 2017, as compared to $1.1 million for the three months ended March 31, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.4 million for the three months ended March 31, 2017, and $1.0 million for the three months ended March 31, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $4.5 million for the three months ended March 31, 2017, as compared to $5.3 million for the three months ended March 31, 2016. The decrease in property costs for the three months ended March 31, 2017, was principally due to a decrease in reimbursable tenant expenses and real estate taxes.

Impairment charges included in continuing operations were $2.3 million for the three months ended March 31, 2017, as compared to $2.0 million for the three months ended March 31, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended March 31, 2017 and 2016, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended March 31, 2017, decreased by $1.3 million to a credit of $0.5 million, as compared to a charge of $0.8 million for the three months ended March 31, 2016. The decrease in environmental expenses for the three months ended March 31, 2017, was principally due to a $1.4 million decrease in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense included in continuing operations decreased by $0.5 million to $3.5 million for the three months ended March 31, 2017, as compared to $4.0 million for the three months ended March 31, 2016. The decrease in general and administrative expense for the three months ended March 31, 2017, was principally due to a decrease in legal and professional fees of $0.4 million and a $0.2 million decrease in employee related expenses attributable to severance and retirement costs.

Depreciation and amortization expense included in continuing operations was $4.4 million for the three months ended March 31, 2017, as compared to $4.6 million for the three months ended March 31, 2016. The decrease was primarily due to a $0.2 million reduction in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated and dispositions of real estate, partially offset by depreciation charges related to properties acquired.

Other income, net included in continuing operations was $0.2 million for the three months ended March 31, 2017, as compared to a loss of $24 thousand for the three months ended March 31, 2016. For the three months ended March 31, 2017, the income was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs.

Interest expense was $4.1 million for the three months ended March 31, 2017, as compared to $4.2 million for the three months ended March 31, 2016. The decrease was primarily due to lower average borrowings outstanding for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

We report as discontinued operations the results of two properties accounted for as held for sale in accordance with GAAP as of March 31, 2017, and certain properties disposed of during the periods presented that were previously classified as held for sale. Earnings from discontinued operations were $0.5 million for the three months ended March 31, 2017, as compared to a loss of $0.1 million for the three months ended March 31, 2016. The change was primarily due to an increase in earnings from operating activities due to reductions in environmental remediation costs. For the three months ended March 31, 2017, there were no property dispositions recorded in discontinued operations. For the three months ended March 31, 2016, there was one property disposition recorded in discontinued operations which resulted in a loss of $0.2 million. Impairment charges recorded in discontinued operations during the three months ended March 31, 2017 and 2016, of $1.5 million and $0.3 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of certain properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended March 31, 2017, FFO increased by $4.1 million to $18.2 million, as compared to $14.1 million for the three months ended March 31, 2016, and AFFO increased by $1.3 million to $14.5 million, as compared to $13.2 million for the prior period. The increase in FFO for the three months ended March 31, 2017, was primarily due to the changes in net earnings but excludes a $1.4 million increase in impairment charges, a $0.8 million decrease in gains on dispositions of real estate and a $0.2 million decrease in depreciation and amortization expense. The increase in AFFO for the three months ended March 31, 2017, also excludes a $3.3 million increase in non-cash net environmental credits and a $0.6 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

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

Our cash flow activities for the three months ended March 31, 2017 and 2016, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by operating activities	$12,948	$9,441
Net cash flow (used in) provided by investing activities	(2,001)	2,377
Net cash flow (used in) financing activities	$(5,314)	$(7,676)

Operating Activities

Net cash flow from operating activities increased by $3.5 million for the three months ended March 31, 2017, to $12.9 million, as compared to $9.4 million for the three months ended March 31, 2016. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expenses, general and administrative expenses, and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2017 and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities decreased by $4.4 million for the three months ended March 31, 2017, to a use of $2.0 million, as compared to net cash flow provided by investing activities of $2.4 million for the three months ended March 31, 2016. The decrease in net cash flow from investing activities for the three months ended March 31, 2017, was primarily due to an increase of $5.9 million in property acquisitions and expenditures and a decrease in collection of notes and mortgages receivable of $1.3 million offset by an increase in refunds of deposits for property acquisitions of $2.2 million.

Financing Activities

Net cash flows from financing activities increased by $2.4 million for the three months ended March 31, 2017, to a use of $5.3 million, as compared to a use of $7.7 million for the three months ended March 31, 2016. The decrease in use of net cash flow from financing activities was primarily due to an increase in net proceeds from issuance of common stock of $4.3 million and a decrease of $2.0 million for payment of cash dividends during the three months ended March 31, 2017, partially offset by a decrease in net borrowings of $4.0 million for the three months ended March 31, 2017.

Credit Agreement

On June 2, 2015, we entered into a $225.0 million senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million unsecured revolving credit facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Revolving Facility is guaranteed by certain of our subsidiaries and is unsecured.

On February 21, 2017, we entered into a First Amendment to the Credit Agreement to permit the Second Restated Prudential Note Purchase Agreement described under “Senior Unsecured Notes” below.

The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.25% to 0.30%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity.

Senior Unsecured Notes

On February 21, 2017, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and certain affiliates of Prudential. Pursuant to the Second Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”) and (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Second Restated Prudential Note Purchase Agreement and we authorized and issued our 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes” and, together with the Series A Notes and Series B Notes, the “Notes”). The Second Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities. The Notes are guaranteed by each of our subsidiaries that guarantee the Credit Agreement and are unsecured.

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

During the three months ended March 31, 2017, we issued 168,000 shares of common stock and received net proceeds of $4.3 million. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. During the quarter ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $6.2 million.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative single-tenant net lease retail uses. For the three months ended March 31, 2017, we spent $0.2 million of construction-in-progress costs related to our redevelopment activities.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2017, we have a remaining commitment to fund up to $10.0 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the IRS. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Credit Agreement and the Second Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Credit Agreement and Second Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our shareholders for the three months ended March 31, 2017, were $9.7 million or $0.28 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at March 31, 2017 and December 31, 2016, we have accrued $45.1 million and $45.0 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2017, we had accrued a total of $68.8 million for our prospective environmental remediation liability. This accrual includes (a) $23.7 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.1 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation liability. This accrual includes (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation obligations and obligations to remove USTs for which we are the title owner, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.0 million of net accretion expense was recorded for the three months ended March 31, 2017 and 2016, which is included in environmental expenses. In addition, during the three months ended March 31, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $4.3 million and $1.0 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the three months ended March 31, 2017, we increased the carrying values of certain of our properties by $1.6 million and $2.4 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $2.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a ten-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the three months ended March 31, 2017 and 2016, were $1.1 million and $1.3 million, respectively. Capitalized asset retirement costs were $47.0 million (consisting of $18.8 million of known environmental liabilities and $28.2 million of reserves for future environmental liabilities) and $50.9 million (consisting of $20.5 million of known environmental liabilities and $30.4 million of reserves for future environmental liabilities) as of March 31, 2017 and 2016, respectively.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2017, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3.0 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe that it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected in our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made. Future environmental expenses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2017 and December 31, 2016, we had accrued $11.6 million and $11.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015, and amended on February 21, 2017, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of March 31, 2017, were $75.0 million.

Based on our average outstanding borrowings under the Credit Agreement of $75.0 million as of March 31, 2017, an increase in market interest rates of 1.0% for 2017 would decrease our 2017 net income and cash flows by $0.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $75.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2017 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for additional information. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the following:

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) effective June 18, 2012, to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”) directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other potentially responsible parties received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design”

(“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” potentially responsible parties for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the potentially responsible parties and other parties not yet identified as potentially responsible parties will be eligible for a cash out settlement with the EPA. On October 5, 2016, the EPA announced that it had entered into a settlement agreement with Occidental which requires that Occidental perform the remedial design (which is expected to take four years to complete) for the remedy selected for the lower 8-miles of the Lower Passaic River. By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements.

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

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

First Amendment, dated as of February 21, 2017, to Credit Agreement among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto.

Filed herewith.

10.2**

Second Amended and Restated Note Purchase and Guarantee Agreement, dated as of February 21, 2017, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential Insurance Company of America (“Prudential”) and certain affiliates of Prudential.

Filed herewith.

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

Date: May 5, 2017

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)