Form 10-Q
period 2017-06-30
GETTY REALTY CORP /MD/
filed 2017-07-28
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had outstanding 39,409,974 shares of common stock as of July 28, 2017

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS:
Real estate:
Land	$475,871	$474,115
Buildings and improvements	314,291	306,980
Construction in progress	1,120	426
	791,282	781,521
Less accumulated depreciation and amortization	(126,304)	(120,576)
Real estate held for use, net	664,978	660,945
Real estate held for sale, net	—	645
Real estate, net	664,978	661,590
Investment in direct financing leases, net	90,897	92,097
Notes and mortgages receivable	32,411	32,737
Cash and cash equivalents	14,447	12,523
Restricted cash	825	671
Deferred rent receivable	31,712	29,966
Accounts receivable, net of allowance of $1,820 and $2,006, respectively	3,122	4,118
Prepaid expenses and other assets	49,047	43,604
Total assets	$887,439	$877,306
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$84,152	$123,801
Senior unsecured notes, net	224,619	174,743
Environmental remediation obligations	64,645	74,516
Dividends payable	9,835	9,742
Accounts payable and accrued liabilities	62,173	63,586
Total liabilities	445,424	446,388
Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 34,676,457 and 34,393,114 shares issued and outstanding, respectively	347	344
Additional paid-in capital	491,606	485,659
Dividends paid in excess of earnings	(49,938)	(55,085)
Total shareholders’ equity	442,015	430,918
Total liabilities and shareholders’ equity	$887,439	$877,306

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenues from rental properties	$24,826	$24,140	$49,088	$48,528
Tenant reimbursements	3,463	3,603	6,090	6,529
Interest on notes and mortgages receivable	748	865	1,507	1,983
Total revenues	29,037	28,608	56,685	57,040
Operating expenses:
Property costs	5,251	5,711	10,060	11,041
Impairments	914	2,069	4,382	4,113
Environmental	426	947	(114)	1,762
General and administrative	3,673	3,806	7,166	7,850
(Recoveries) allowance for uncollectible accounts	(71)	(704)	61	(474)
Depreciation and amortization	4,394	4,616	8,787	9,238
Total operating expenses	14,587	16,445	30,342	33,530
Operating income	14,450	12,163	26,343	23,510
Gains on dispositions of real estate	507	4,721	176	5,365
Other income, net	3,876	799	4,110	775
Interest expense	(4,280)	(4,155)	(8,359)	(8,370)
Earnings from continuing operations	14,553	13,528	22,270	21,280
Discontinued operations:
Earnings from operating activities	553	48	2,540	156
Gains (loss) on dispositions of real estate	—	—	—	(157)
Earnings (loss) from discontinued operations	553	48	2,540	(1)
Net earnings	$15,106	$13,576	$24,810	$21,279
Basic and diluted earnings per common share:
Earnings from continuing operations	$0.41	$0.40	$0.64	$0.62
Earnings from discontinued operations	0.02	—	0.07	—
Net earnings	$0.43	$0.40	$0.71	$0.62
Weighted average common shares outstanding:
Basic and diluted	34,634	33,714	34,594	33,686

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$24,810	$21,279
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	8,787	9,238
Impairment charges	4,651	4,796
(Gains) loss on dispositions of real estate
Continuing operations	(176)	(5,365)
Discontinued operations	—	157
Deferred rent receivable, net of allowance	(1,746)	(2,259)
Allowance (recoveries) for uncollectible accounts	61	(474)
Accretion expense	1,795	1,964
Other	811	898
Changes in assets and liabilities:
Accounts receivable	22	(700)
Prepaid expenses and other assets	(3,688)	485
Environmental remediation obligations	(13,239)	(9,321)
Accounts payable and accrued liabilities	(304)	(1,680)
Net cash flow provided by operating activities	21,784	19,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(17,800)	(293)
Capital expenditures	(6)	—
Addition to construction in progress	(694)	(208)
Proceeds from dispositions of real estate
Continuing operations	1,918	1,558
Discontinued operations	—	—
Deposits for property acquisitions	(611)	(307)
Amortization of investment in direct financing leases	1,200	957
Collection of notes and mortgages receivable	758	16,679
Net cash flow (used in) provided by investing activities	(15,235)	18,386
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	20,000	8,000
Repayments under credit agreement	(60,000)	(23,000)
Proceeds from senior unsecured notes	50,000	—
Payments of cash dividends	(18,941)	(19,725)
Payments in settlement of restricted stock units	(1,193)	(289)
Proceeds from issuance of common stock, net	5,860	121
Other	(197)	(43)
Net cash flow (used in) financing activities	(4,471)	(34,936)
Change in cash, cash equivalents and restricted cash	2,078	2,468
Cash, cash equivalents and restricted cash at beginning of period	13,194	4,351
Cash, cash equivalents and restricted cash at end of period	$15,272	$6,819
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,740	$8,042
Income taxes	93	372
Environmental remediation obligations	7,520	6,586
Non-cash transactions:
Issuance of notes and mortgages receivable related to property dispositions	$432	$1,559

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 825 properties are located in 25 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, RaceTrac, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and six months ended June 30, 2017 and 2016.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three and six months ended June 30, 2017 and 2016.

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

We recorded impairment charges aggregating $914,000 and $4,651,000 for the three and six months ended June 30, 2017, respectively, and $2,487,000 and $4,796,000 for the three and six months ended June 30, 2016, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $2,792,000 of the $4,651,000 in impairments recognized during the six months ended June 30, 2017) and (ii) discounted cash flow models (this method was used to determine $161,000 of the $4,651,000 in impairments recognized during the six months ended June 30, 2017). During the six months ended June 30, 2017, we recorded $1,698,000 of the $4,651,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where we are a lessee we will be required to record a lease liability and a right of use asset on our consolidated financial statements at fair value upon adoption.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 had no impact on our consolidated financial statements.

On May 9, 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies and provides practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently evaluating this guidance and do not expect that the adoption of ASU 2016-12 will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that amounts classified as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective beginning after December 15, 2017 (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We early adopted ASU 2016-18 on January 1, 2017. As a result of this adoption, we included amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than activities within the statement.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We early adopted ASU 2017-01 on January 1, 2017. As a result of this adoption, we evaluated real estate acquisitions completed during 2017 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as asset acquisitions.

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

NOTE 3. — LEASES

As of June 30, 2017, we owned 739 properties and leased 86 properties from third-party landlords. Our 825 properties are located in 25 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products and, to a lesser extent, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations were $24,826,000 and $49,088,000 for the three and six months ended June 30, 2017, respectively, and $24,140,000 and $48,528,000 for the three and six months ended June 30, 2016, respectively. Rental income contractually due from our tenants in revenues from rental properties included in continuing operations was $24,300,000 and $48,143,000 for the three and six months ended June 30, 2017, respectively, and $23,380,000 and $46,816,000 for the three and six months ended June 30, 2016, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the

“Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $526,000 and $945,000 for the three and six months ended June 30, 2017, respectively, and $760,000 and $1,712,000 for the three and six months ended June 30, 2016, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves as of June 30, 2017 and 2016, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $3,463,000 and $6,090,000 for the three and six months ended June 30, 2017, respectively, and $3,603,000 and $6,529,000 for the three and six months ended June 30, 2016, respectively.

We incurred $30,000 and $145,000 of lease origination costs for the six months ended June 30, 2017 and 2016, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $90,897,000 investment in direct financing leases as of June 30, 2017, are minimum lease payments receivable of $160,780,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $83,862,000. The components of the $92,097,000 investment in direct financing leases as of December 31, 2016, are minimum lease payments receivable of $167,064,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $88,946,000.

Major Tenants

As of June 30, 2017, we had three significant tenants by revenue:

•

We leased 164 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 22% and 21% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 16% and 15% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 15% and 19% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Marketing and the Master Lease

As of June 30, 2017, 385 of the properties we own or lease were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee to oversee liquidation of the Marketing estate.

As of June 30, 2017, we have entered into long-term triple-net leases with petroleum distributors for 14 separate property portfolios comprising 343 properties in the aggregate and 23 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of June 30, 2017, we have a remaining commitment to fund up to $9,327,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants, or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives or earlier if circumstances warranted was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2017 and December 31, 2016, we had accrued $11,556,000 and $11,768,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded credits aggregating $70,000 and provisions aggregating $751,000 for litigation losses for the six months ended June 30, 2017 and 2016, respectively, for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In June 2017, we recorded $3,750,000 insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses. This amount was recorded in other income, net in our consolidated statement of operations for the three and six months ended June 30, 2017.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of June 30, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Agreement and Second Restated Prudential Note Purchase Agreement (both defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2017	December 31, 2016
Unsecured Revolving Credit Facility	June 2018	3.32%	$35,000	$75,000
Unsecured Term Loan	June 2020	3.27%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	—
Total debt			310,000	300,000
Unamortized debt issuance costs, net			(1,229)	(1,456)
Total debt, net			$308,771	$298,544

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

Covenants

The Credit Agreement and the Second Restated Prudential Note Purchase Agreement contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement and the Second Restated Prudential Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Second Restated Prudential Note Purchase Agreement requires a mandatory offer to prepay the Notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Credit Agreement or under the Second Restated Prudential Note Purchase Agreement and could result in the acceleration of our indebtedness under the Credit Agreement and the Second Restated Prudential Note Purchase Agreement. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Credit Agreement.

As of June 30, 2017, we are in compliance with all of the terms of the Credit Agreement and Second Restated Prudential Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2017, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2017	$—	$—	$—	$—
2018 (1)	35,000	—	—	35,000
2019	—	—	—	—
2020	—	50,000	—	50,000
2021	—	—	100,000	100,000
Thereafter	—	—	125,000	125,000
Total	$35,000	$50,000	$225,000	$310,000

(1)	The Revolving Facility matures in June 2018 and may be extended for one year at our election, subject to certain conditions.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For properties that are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2017 and December 31, 2016, we have accrued $44,699,000 and $45,009,000, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2017, we had accrued a total of $64,645,000 for our prospective environmental remediation liability. This accrual includes (a) $19,946,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $44,699,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74,516,000 for our prospective environmental remediation liability. This accrual includes (a) $29,507,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,009,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,795,000 and $1,964,000 of net accretion expense was recorded for the six months ended June 30, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $5,719,000 and $2,735,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2017 and 2016, we increased the carrying values of certain of our properties by $1,654,000 and $4,508,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $3,034,000 and $4,551,000 for the six months ended June 30, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the six months ended June 30, 2017 and 2016, was $2,185,000 and $2,681,000, respectively. Capitalized asset retirement costs were $46,124,000 (consisting of $18,693,000 of known environmental liabilities and $27,431,000 of reserves for future environmental liabilities) and $49,125,000 (consisting of $20,636,000 of known environmental liabilities and $28,489,000 of reserves for future environmental liabilities) as of June 30, 2017 and December 31, 2016, respectively.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life, or earlier if circumstances warranted, was fully or partially assumed by our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 for additional information.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the six months ended June 30, 2017, is as follows (in thousands, except per share amounts):

	COMMON STOCK		ADDITIONAL PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				24,810	24,810
Dividends declared — $0.56 per share				(19,663)	(19,663)
Shares issued pursuant to ATM Program, net	232	3	5,857	—	5,860
Shares issued pursuant to dividend reinvestment	24	—	628	—	628
Stock-based compensation	27	—	(538)	—	(538)
BALANCE, JUNE 30, 2017	34,676	$347	$491,606	$(49,938)	$442,015

On March 1, 2017, our Board of Directors granted 94,250 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of December 31, 2016, there were 5,000 options outstanding which were exercisable at $27.68 with an expiration date of May 15, 2017. As of December 31, 2016, the 5,000 stock options outstanding had no intrinsic value. As of June 30, 2017, there were no options outstanding.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of June 30, 2017 or December 31, 2016.

In July 2017, we completed an equity offering. See Note 12 for additional information.

ATM Program

In June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $360,000 of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consisted primarily of underwriters' fees and legal and accounting fees.

During the three and six months ended June 30, 2017, we issued 64,000 and 232,000 shares of common stock, respectively, and received net proceeds of $1,580,000 and $5,860,000, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the six months ended June 30, 2017, we paid regular quarterly dividends of $19,569,000 or $0.56 per share. For the six months ended June 30, 2016, we paid dividends of $24,431,000 or $0.72 per share (which consisted of $16,990,000 or $0.50 per share of regular quarterly dividends and a $7,441,000 or $0.22 per share special cash and stock dividend).

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2017, we issued 24,284 shares of common stock under the dividend reinvestment plan for $628,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $655,000 and $761,000 for the six months ended June 30, 2017 and 2016, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of shares of our common stock in settlement of RSUs which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of June 30, 2016. There were no options outstanding at June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Earnings from continuing operations	$14,553	$13,528	$22,270	$21,280
Less dividend equivalents attributable to RSUs outstanding	(187)	(170)	(286)	(268)
Earnings from continuing operations attributable to common shareholders	14,366	13,358	21,984	21,012
Earnings (loss) from discontinued operations	553	48	2,540	(1)
Less dividend equivalents attributable to RSUs outstanding	(7)	(1)	(33)	—
Earnings (loss) from discontinued operations attributable to common shareholders	546	47	2,507	(1)
Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$14,912	$13,405	$24,491	$21,011
Weighted average common shares outstanding:
Basic and diluted	34,634	33,714	34,594	33,686
Basic and diluted earnings per common share	$0.43	$0.40	$0.71	$0.62

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2017, and December 31, 2016, the carrying value of the borrowings under the Credit Agreement approximated fair value. As of June 30, 2017, and December 31, 2016, the fair value of the borrowings under senior unsecured notes was $237,000,000 and $181,000,000, respectively. The fair value of the borrowings outstanding as of June 30, 2017 and December 31, 2016, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of June 30, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$422	$—	$—	$422
Liabilities:
Deferred compensation	$—	$422	$—	$422

The following summarizes as of December 31, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$565	$—	$—	$565
Liabilities:
Deferred compensation	$—	$565	$—	$565

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2017 and December 31, 2016, of $0 and $780,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. We elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205), effective July 1, 2014 and, as a result, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations as of June 30, 2014, are presented within income from continuing operations in our consolidated statements of income.

During the six months ended June 30, 2017, we sold eight properties resulting in a recognized gain of $176,000 that did not meet the criteria to be classified as discontinued operations. We determined that the eight properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gain on dispositions of real estate for the eight properties were reflected in our earnings from continuing operations for the six months ended June 30, 2017.

As a result of a change in circumstances that was previously considered unlikely, we reclassified the remaining two properties from held for sale to held and used as these properties no longer met the criteria to be held for sale during the second quarter of 2017. As of June 30, 2017, there were no properties that met criteria to be classified as held for sale. The properties that were reclassified to held and used were measured and recorded at the lower of (i) its carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell.

Real estate held for sale consisted of the following at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Land	$—	$117
Buildings and improvements	—	528
	—	645
Accumulated depreciation and amortization	—	—
Real estate held for sale, net	$—	$645

The revenue from rental properties, impairment charges, other operating expenses and gains/losses on dispositions of real estate related to these properties are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues from rental properties	$—	$—	$—	$—
Impairments	—	(418)	(269)	(683)
Other operating income	553	466	2,809	839
Earnings from operating activities	553	48	2,540	156
Gains (loss) from dispositions of real estate	—	—	—	(157)
Earnings (loss) from discontinued operations	$553	$48	$2,540	$(1)

NOTE 11. — PROPERTY ACQUISITIONS

During the six months ended June 30, 2017, we acquired fee simple interests in 10 convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $17,800,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $3,825,000 of the purchase price to land, $12,000,000 to buildings and improvements and $1,975,000 to in-place leases.

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

On June 22, 2017, we entered into an agreement providing for acquisition lease-back funding to Empire Petroleum Partners, LLC (“Empire”). Pursuant to the agreement, we will acquire fee simple interests in 49 convenience store and gasoline station properties (the “Empire Properties”) for $123,000,000 and enter into a unitary lease with Empire to be effective at the closing of the transaction (the “Empire Transaction”). The unitary lease to be effective at closing provides for an initial term of 15 years, with four five-year renewal options. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The Empire Properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas. The Empire Transaction is subject to numerous closing conditions, including the closing of a separate purchase agreement under which Empire has agreed to purchase the Empire Properties from a third party. We expect to fund the Empire Transaction with funds available under our Revolving Facility. The Empire Transaction is expected to close before the end of the third quarter of 2017. We can offer no assurances that the Empire Transaction will close on the terms described herein, or at all.

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2017, for recognition or disclosure purposes. Based on this evaluation, other than as set forth below, there were no significant subsequent events from June 30, 2017, through the date the financial statements were issued.

On July 10, 2017, we announced the effectiveness of definitive agreements for an acquisition lease-back transaction with a U.S. subsidiary of Applegreen PLC (“Applegreen”), a publicly traded company listed on the Irish and United Kingdom stock markets with a market capitalization of approximately 400 million euros. Applegreen currently operates 243 convenience stores and gasoline stations and also operates 49 Subway and 16 Burger King quick service restaurants. Pursuant to the agreement we will acquire interests in 38 fee simple and four leasehold properties (the “Applegreen Properties”) for $70,100,000 and simultaneously enter into a unitary lease with Applegreen covering all the Applegreen Properties (the “Applegreen Transaction”). The unitary lease to be effective at closing provides for an initial term of 15 years, with four five-year renewal options. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter. The Applegreen Properties consist of 34 convenience store and gasoline stations and eight stand-alone Burger King quick service restaurants within the metropolitan markets of Columbia, South Carolina. The Applegreen Transaction is subject to numerous closing conditions, including the closing of a separate purchase agreement under which Applegreen has agreed to purchase the Applegreen Properties from a third party. The Applegreen Transaction is expected to close before the end of the fourth quarter of 2017. We can offer no assurances that the Applegreen Transaction will close on the terms described herein, or at all.

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we agreed to offer and sell to the Underwriters 4,100,000 shares of common stock (the “Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 615,000 shares of common stock. We received net proceeds from the Offering, including the full exercise by the underwriters of their option to purchase additional shares, of $104,500,000 after deducting the underwriting discount. The net proceeds were used for the repayment of amounts outstanding under our Revolving Facility and subsequently will be used for general corporate purposes, including, without limitation, the funding of pending or future acquisitions or the funding of development and redevelopment costs. Pending use of any net proceeds as described above, we invested the net proceeds in short-term interest-bearing investment grade instruments.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: the Empire Transaction and the Applegreen Transaction; our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our recurring financial performance and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; corporate-level federal income taxes; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies (as defined below); our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Credit Agreement and Second Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of June 30, 2017, we owned 739 properties and leased 86 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

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

Our Properties

Net Lease. As of June 30, 2017, we leased 806 of our properties to tenants under triple-net leases.

Our net lease properties include 720 properties leased to regional and national fuel distributors under 25 separate unitary or master triple-net leases and 86 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of June 30, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses.

Vacancies. As of June 30, 2017, 10 of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the six months ended June 30, 2017, we acquired fee simple interests in ten convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $17.8 million.

Redevelopment Strategy and Activity

We believe that a portion of our properties are located in geographic areas which, together with other factors, may make them well-suited for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher values than their current use.

For the six months ended June 30, 2017, we spent $0.7 million of construction-in-progress costs related to our redevelopment activities.

As of June 30, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. In addition, to the nine properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of June 30, 2017, we have signed leases on six properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $0.9 million and $4.7 million for the three and six months ended June 30, 2017, respectively, and $2.5 million and $4.8 million for the three and six months ended June 30, 2016, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) to measure our performance. FFO and AFFO are generally considered by analysts and investors to be appropriate supplemental non-GAAP measures of the performance of REITs. FFO and AFFO are not in accordance with, or a substitute for, measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

FFO is defined by the National Association of Real Estate Investment Trusts as GAAP net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, impairment charges and cumulative effect of accounting changes. Our definition of AFFO is defined as FFO less Revenue Recognition Adjustments (net of allowances), acquisition costs, non-cash environmental accretion expense, non-cash changes in environmental estimates and other unusual items. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

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

We pay particular attention to AFFO, as we believe it best represents our recurring financial performance. In our view, AFFO provides a more accurate depiction than FFO of our fundamental operating performance as AFFO removes non-cash revenue recognition adjustments related to: (i) scheduled rent increases from operating leases, net of related collection reserves; (ii) the rental revenue earned from acquired in-place leases; (iii) rent due from direct financing leases; and (iv) the amortization of deferred lease incentives. Our definition of AFFO also excludes non-cash, or non-recurring items such as: (i) environmental accretion expense and changes in environmental estimates; (ii) costs expensed related to property acquisitions; and (iii) other unusual items. By providing AFFO, we believe that we are presenting useful information that assists analysts and investors to better assess the sustainability of our operating performance. Further, we believe that AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings	$15,106	$13,576	$24,810	$21,279
Depreciation and amortization of real estate assets	4,394	4,616	8,787	9,238
Gains on dispositions of real estate	(507)	(4,721)	(176)	(5,208)
Impairments	914	2,487	4,651	4,796
Funds from operations	19,907	15,958	38,072	30,105
Revenue recognition adjustments	(526)	(760)	(945)	(1,712)
Changes in environmental estimates	(1,402)	(1,748)	(5,719)	(2,735)
Accretion expense	762	1,011	1,795	1,964
Adjusted funds from operations	$18,741	$14,461	$33,203	$27,622
Basic and diluted per share amounts:
Earnings per share	$0.43	$0.40	$0.71	$0.62
Funds from operations per share	0.57	0.47	1.09	0.88
Adjusted funds from operations per share	$0.53	$0.42	$0.95	$0.81
Basic and diluted weighted average shares outstanding	34,634	33,714	34,594	33,686

Results of Operations

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Revenues from rental properties included in continuing operations increased by $0.7 million to $24.8 million for the three months ended June 30, 2017, as compared to $24.1 million for the three months ended June 30, 2016. The increase in revenues from rental properties was primarily due to revenue from the properties acquired during the six months ended June 30, 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $24.3 million for the three months ended June 30, 2017, as compared to $23.4 million for the three months ended June 30, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $3.5 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $0.7 million for the three months ended June 30, 2017, as compared to $0.9 million for the three months ended June 30, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.5 million for the three months ended June 30, 2017, and $0.8 million for the three months ended June 30, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $5.3 million for the three months ended June 30, 2017, as compared to $5.7 million for the three months ended June 30, 2016. The decrease in property costs for the three months ended June 30, 2017, was principally due to declines in reimbursable tenant expenses, real estate taxes and other state and local taxes.

Impairment charges included in continuing operations were $0.9 million for the three months ended June 30, 2017, as compared to $2.1 million for the three months ended June 30, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended June 30, 2017 and 2016, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended June 30, 2017, decreased by $0.5 million to $0.4 million, as compared to $0.9 million for the three months ended June 30, 2016. The decrease in environmental expenses for the three months ended June 30, 2017, was principally due to a $0.7 million decrease in environmental management expenses partially offset by a $0.2 million increase in net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense included in continuing operations decreased by $0.1 million to $3.7 million for the three months ended June 30, 2017, as compared to $3.8 million for the three months ended June 30, 2016. The decrease in general and administrative expense for the three months ended June 30, 2017, was principally due to a decline in legal and professional fees.

Depreciation and amortization expense included in continuing operations was $4.4 million for the three months ended June 30, 2017, as compared to $4.6 million for the three months ended June 30, 2016. The decrease in depreciation and amortization expense was primarily due to a $0.3 million reduction in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated and dispositions of real estate, partially offset by depreciation charges related to properties acquired.

Other income, net included in continuing operations was $3.9 million for the three months ended June 30, 2017, as compared to $0.8 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, other income was primarily attributable to a $3.8 million insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses. Other income for the three months ended June 30, 2016, was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million lease termination fee received from a former tenant.

Interest expense was $4.3 million for the three months ended June 30, 2017, as compared to $4.2 million for the three months ended June 30, 2016. The increase was primarily due to higher average borrowings outstanding for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Earnings from discontinued operations were $0.6 million for the three months ended June 30, 2017, as compared to forty-eight thousand for the three months ended June 30, 2016. The increase was primarily due to additional earnings from operating activities due to lower environmental remediation costs. For the three months ended June 30, 2017 and 2016, there were no property dispositions recorded in discontinued operations. For the three months ended June 30, 2017, there were no impairment charges recorded in discontinued operations. For the three months ended June 30, 2016, impairment charges recorded in discontinued operations of $0.4 million were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended June 30, 2017, FFO increased by $3.9 million to $19.9 million, as compared to $16.0 million for the three months ended June 30, 2016, and AFFO increased by $4.2 million to $18.7 million, as compared to $14.5 million for the prior period. The increase in FFO for the three months ended June 30, 2017, was primarily due to the changes in net earnings but excludes a $1.6 million decrease in impairment charges, a $4.2 million decrease in gains on dispositions of real estate and a $0.2 million decrease in depreciation and amortization expense. The increase in AFFO for the three months ended June 30, 2017, also excludes a $0.1 million increase in non-cash net environmental remediation costs and a $0.3 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

Revenues from rental properties included in continuing operations increased by $0.6 million to $49.1 million for the six months ended June 30, 2017, as compared to $48.5 million for the six months ended June 30, 2016. The increase in revenues from rental properties was primarily due to revenue from the properties acquired during the six months ended June 30, 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $48.1 million for the six months ended June 30, 2017, as compared to $46.8 million for the six months ended June 30, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $6.1 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $1.5 million for the six months ended June 30, 2017, as compared to $2.0 million for the six months ended June 30, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.9 million for the six months ended June 30, 2017, and $1.7 million for the six months ended June 30, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $10.1 million for the six months ended June 30, 2017, as compared to $11.0 million for the six months ended June 30, 2016. The decrease in property costs for the six months ended June 30, 2017, was principally due to declines in reimbursable tenant expenses, real estate taxes and other state and local taxes.

Impairment charges included in continuing operations were $4.4 million for the six months ended June 30, 2017, as compared to $4.1 million for the six months ended June 30, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the six months ended June 30, 2017 and 2016, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the six months ended June 30, 2017, decreased by $1.9 million to a credit of $0.1 million, as compared to a charge of $1.8 million for the six months ended June 30, 2016. The decrease in environmental expenses for the six months ended June 30, 2017, was principally due to a $1.2 million decrease in net environmental remediation costs and a $0.7 million decrease in environmental management expenses. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense included in continuing operations decreased by $0.6 million to $7.2 million for the six months ended June 30, 2017, as compared to $7.8 million for the six months ended June 30, 2016. The decrease in general and administrative expense for the six months ended June 30, 2017, was principally due to a decline in legal and professional fees of $0.5 million and a $0.2 million reduction in employee related expenses attributable to severance and retirement costs.

Depreciation and amortization expense included in continuing operations was $8.8 million for the six months ended June 30, 2017, as compared to $9.2 million for the six months ended June 30, 2016. The decrease in depreciation and amortization expense was primarily due to a $0.5 million reduction in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated and dispositions of real estate, partially offset by depreciation charges related to properties acquired.

Other income, net included in continuing operations was $4.1 million for the six months ended June 30, 2017, as compared to $0.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, other income was primarily attributable to a $3.8 million insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses. Other income for the six months ended June 30, 2016, was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million lease termination fee received from a former tenant.

Interest expense was comparable at $8.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Earnings from discontinued operations were $2.5 million for the six months ended June 30, 2017, as compared to a loss of $0.1 million for the six months ended June 30, 2016. The increase was primarily due to additional earnings from operating activities due to lower environmental remediation costs. For the six months ended June 30, 2017, there were no property dispositions recorded in discontinued operations. For the six months ended June 30, 2016, there was one property disposition recorded in discontinued

operations which resulted in a loss of $0.2 million. Impairment charges recorded in discontinued operations during the six months ended June 30, 2017 and 2016, of $0.3 million and $0.7 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the six months ended June 30, 2017, FFO increased by $8.0 million to $38.1 million, as compared to $30.1 million for the six months ended June 30, 2016, and AFFO increased by $5.6 million to $33.2 million, as compared to $27.6 million for the prior period. The increase in FFO for the six months ended June 30, 2017, was primarily due to the changes in net earnings but excludes a $0.1 million decrease in impairment charges, a $5.0 million decrease in gains on dispositions of real estate and a $0.4 million decrease in depreciation and amortization expense. The increase in AFFO for the six months ended June 30, 2017, also excludes a $3.1 million increase in non-cash net environmental remediation costs and a $0.8 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due by us during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

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

Our cash flow activities for the six months ended June 30, 2017 and 2016, are summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by operating activities	$21,784	$19,018
Net cash flow (used in) provided by investing activities	(15,235)	18,386
Net cash flow (used in) financing activities	$(4,471)	$(34,936)

Operating Activities

Net cash flow from operating activities increased by $2.8 million for the six months ended June 30, 2017, to $21.8 million, as compared to $19.0 million for the six months ended June 30, 2016. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expenses, general and administrative expenses and interest expense. The change in net cash flow provided by operating activities for the six months ended June 30, 2017 and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities decreased by $33.6 million for the six months ended June 30, 2017, to a use of $15.2 million, as compared to net cash flow provided by investing activities of $18.4 million for the six months ended June 30, 2016. The decrease in net cash flow from investing activities for the six months ended June 30, 2017, was primarily due to an increase of $17.5 million in property acquisitions and expenditures and a decrease in collection of notes and mortgages receivable of $15.9 million.

Financing Activities

Net cash flows from financing activities increased by $30.4 million for the six months ended June 30, 2017, to a use of $4.5 million, as compared to a use of $34.9 million for the six months ended June 30, 2016. The increase in net cash flow from financing activities was primarily due to an increase in net borrowings of $25.0 million and an increase in net proceeds from issuance of common stock of $5.8 million.

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

ATM Program

In June 2016, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. We incurred $0.4 million of stock issuance costs in the establishment of the ATM Program. Stock issuance costs consisted primarily of underwriters' fees and legal and accounting fees.

During the three and six months ended June 30, 2017, we issued 64,000 and 232,000 shares of common stock, respectively, and received net proceeds of $1.6 million and $5.9 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance. During the six months ended June 30, 2017, we acquired fee simple interests in 10 convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $17.8 million. See Notes 11 and 12 for additional information.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative single-tenant net lease retail uses. For the six months ended June 30, 2017, we spent $0.7 million of construction-in-progress costs related to our redevelopment activities.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of June 30, 2017, we have a remaining commitment to fund up to $9.3 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

Regular quarterly dividends paid to our shareholders for the six months ended June 30, 2017, were $19.6 million, or $0.56 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. For properties that are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds, considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination. Based on these estimates, along with relevant economic and risk factors, at June 30, 2017 and December 31, 2016, we have accrued $44.7 million and $45.0 million, respectively, for these future environmental liabilities related to preexisting unknown contamination. Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2017, we had accrued a total of $64.6 million for our prospective environmental remediation liability. This accrual includes (a) $19.9 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $44.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation liability. This accrual includes (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.8 million and $2.0 million of net accretion expense was recorded for the six months ended June 30, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $5.7 million and $2.7 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the six months ended June 30, 2017, we increased the carrying values of certain of our properties by $1.7 million and $4.5 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows. We recorded impairment charges aggregating $3.0 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the six months ended June 30, 2017 and 2016, was $2.2 million and $2.7 million, respectively. Capitalized asset retirement costs were $46.1 million (consisting of $18.7 million of known environmental liabilities and $27.4 million of reserves for future environmental liabilities) as of June 30, 2017 and $49.1 million (consisting of $20.6 million of known environmental liabilities and $28.5 million of reserves for future environmental liabilities) as of December 31, 2016.

As part of the triple-net leases for our properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful life, or earlier if circumstances warranted, was fully or partially assumed by our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2017, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3.0 million is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. See Note 3 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2017 and December 31, 2016, we had accrued $11.6 million and $11.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015, and amended on February 21, 2017, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of June 30, 2017, were $85.0 million.

Based on our outstanding borrowings under the Credit Agreement of $85.0 million as of June 30, 2017, an increase in market interest rates of 1.0% for 2017 would decrease our 2017 net income and cash flows by $0.4 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $85.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2017 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2016, Maxus Energy Corporation and Tierra Solutions, Inc., who have contractual liability to Occidental for Occidental’s potential liability related to the Lower Passaic River, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF SA, Maxus and Tierra’s corporate parent, sought bankruptcy approval of a settlement under which YPF would pay $130 million to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims in the Chapter 11 proceedings for costs incurred by the CPG relating to the Lower Passaic River.

On April 19, 2017, Maxus, Tierra and certain of its affiliates (collectively, the “Debtors”), together with the Official Committee of Unsecured Creditors, of which the CPG is a member, filed an Amended Chapter 11 Plan of Liquidation (the “Chapter 11 Plan”) in the Chapter 11 proceedings, which has been confirmed by order of the bankruptcy court, having an effective date of July 14, 2017 (the “Effective Date”). The Chapter 11 Plan provides for, among other things, the creation of a Liquidating Trust to liquidate and distribute from available assets certain allowed claims pursuant to the procedures set forth therein. Under the terms of the Chapter 11 Plan, the CPG’s proof of claim, which includes past costs incurred in the performance of the RI/FS and River Mile 10.9 work, is classified as an Allowed Class 4 Claim in the approximate amount of $14.3 million. To the extent that the CPG receives any distributions from the Liquidating Trust with respect to its Allowed Class 4 Claim, we would be entitled to seek reimbursement of our pro-rata share of said distribution for past costs we incurred with respect to performance of the RI/FS and River Mile 10.9 work. The Chapter 11 Plan also provides for a Mutual Contribution Release Agreement under which claims for contribution relating to liabilities associated with the Lower Passaic River and incurred prior to the Effective Date are mutually released by and among the parties identified therein. We are one of 59 parties (the “Released Parties”) that entered into the Mutual Contribution Release Agreement, pursuant to which (i) the Debtors release the Released Parties from any contribution claim they may have, (ii) Occidental releases the Released Parties for the amounts itemized in Occidental’s Class 4 Claim, and (iii) the Released Parties release the Debtors and Occidental for the amounts itemized in the CPG’s Class 4 Claim. The Mutual Contribution Release Agreement does not reduce or affect the CPG’s right to receive distributions from the Liquidating Trust on account of the CPG’s Class 4 Claim or our pro-rata share of any such distributions, nor does it affect our right to assert any future claims against Occidental for costs that we may incur related to the remediation of the Lower Passaic River after the Effective Date.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1**	Transaction Agreement between Empire Petroleum Partners, LLC and Getty Realty Corp., dated June 22, 2017.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

** Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2017

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)