Form 10-Q
period 2017-09-30
GETTY REALTY CORP /MD/
filed 2017-10-26
CIK 1052752

Has me

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had outstanding 39,609,859 shares of common stock as of October 26, 2017.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS:
Real estate:
Land	$552,782	$474,115
Buildings and improvements	353,272	306,980
Construction in progress	1,266	426
	907,320	781,521
Less accumulated depreciation and amortization	(130,352)	(120,576)
Real estate held for use, net	776,968	660,945
Real estate held for sale, net	—	645
Real estate, net	776,968	661,590
Investment in direct financing leases, net	90,261	92,097
Notes and mortgages receivable	31,672	32,737
Cash and cash equivalents	18,040	12,523
Restricted cash	820	671
Deferred rent receivable	32,506	29,966
Accounts receivable, net of allowance of $1,950 and $2,006, respectively	2,780	4,118
Prepaid expenses and other assets	51,738	43,604
Total assets	$1,004,785	$877,306
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$94,327	$123,801
Senior unsecured notes, net	224,637	174,743
Environmental remediation obligations	64,862	74,516
Dividends payable	11,165	9,742
Accounts payable and accrued liabilities	61,950	63,586
Total liabilities	456,941	446,388
Commitments and contingencies (notes 3, 4, 5 and 6)	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 39,501,071 and 34,393,114 shares issued and outstanding, respectively	395	344
Additional paid-in capital	599,212	485,659
Dividends paid in excess of earnings	(51,763)	(55,085)
Total shareholders’ equity	547,844	430,918
Total liabilities and shareholders’ equity	$1,004,785	$877,306

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Revenues from rental properties	$24,913	$23,989	$73,175	$71,936
Tenant reimbursements	3,799	3,736	10,716	10,846
Interest on notes and mortgages receivable	752	786	2,259	2,770
Total revenues	29,464	28,511	86,150	85,552
Operating expenses:
Property costs	5,307	5,220	15,368	16,262
Impairments	2,167	1,152	6,549	5,264
Environmental	1,045	890	931	2,653
General and administrative	3,395	3,257	10,562	11,107
Allowance (recoveries) for uncollectible accounts	139	(132)	200	(606)
Depreciation and amortization	4,678	5,411	13,465	14,649
Total operating expenses	16,731	15,798	47,075	49,329
Operating income	12,733	12,713	39,075	36,223
Gains on dispositions of real estate	163	11	339	5,376
Other income, net	881	644	4,992	1,418
Interest expense	(4,319)	(4,156)	(12,678)	(12,526)
Earnings from continuing operations	9,458	9,212	31,728	30,491
Discontinued operations:
(Loss) earnings from operating activities	(118)	(387)	2,422	(230)
(Loss) on dispositions of real estate	—	(21)	—	(178)
(Loss) earnings from discontinued operations	(118)	(408)	2,422	(408)
Net earnings	$9,340	$8,804	$34,150	$30,083
Basic and diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.27	$0.87	$0.90
(Loss) earnings from discontinued operations	—	(0.01)	0.07	(0.02)
Net earnings	$0.24	$0.26	$0.94	$0.88
Weighted average common shares outstanding:
Basic and diluted	38,702	33,776	35,979	33,716

Dividends declared per common share	$0.28	$0.25	$0.84	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,150	$30,083
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	13,465	14,649
Impairment charges	7,044	6,787
(Gains) loss on dispositions of real estate
Continuing operations	(339)	(5,376)
Discontinued operations	—	178
Deferred rent receivable, net of allowance	(2,540)	(3,341)
Allowance (recoveries) for uncollectible accounts	200	(606)
Accretion expense	2,621	3,020
Other	1,229	1,455
Changes in assets and liabilities:
Accounts receivable	(67)	(273)
Prepaid expenses and other assets	(77)	626
Environmental remediation obligations	(15,752)	(13,652)
Accounts payable and accrued liabilities	265	(599)
Net cash flow provided by operating activities	40,199	32,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(143,885)	(2,155)
Capital expenditures	(307)	—
Addition to construction in progress	(839)	(246)
Proceeds from dispositions of real estate
Continuing operations	2,410	1,870
Discontinued operations	—	—
Deposits for property acquisitions	1,711	(146)
Amortization of investment in direct financing leases	1,836	1,462
Collection of notes and mortgages receivable	1,498	16,958
Net cash flow (used in) provided by investing activities	(137,576)	17,743
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	65,000	8,000
Repayments under credit agreement	(95,000)	(27,000)
Proceeds from senior unsecured notes	50,000	—
Payments of cash dividends	(28,457)	(27,941)
Payments in settlement of restricted stock units	(1,195)	(289)
Proceeds from issuance of common stock, net	112,857	2,940
Other	(162)	(353)
Net cash flow provided by (used in) financing activities	103,043	(44,643)
Change in cash, cash equivalents and restricted cash	5,666	6,051
Cash, cash equivalents and restricted cash at beginning of period	13,194	4,351
Cash, cash equivalents and restricted cash at end of period	$18,860	$10,402
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,834	$11,884
Income taxes	36	371
Environmental remediation obligations	9,636	9,846
Non-cash transactions:
Issuance of notes and mortgages receivable related to property dispositions	$432	$1,814

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2017, we owned 792 properties and leased 81 properties from third-party landlords. These 873 properties are located in 27 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, Aloha, BP, Citgo, Conoco, Exxon, Getty, Mobil, RaceTrac, Shell and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. See Note 11 for additional information regarding property acquisitions.

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

Direct Financing Leases

Income under direct financing leases is included in revenues from rental properties and is recognized over the lease terms using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties. The investments in direct financing leases are increased for interest income earned and amortized over the life of the leases and reduced by the receipt of lease payments. We consider direct financing leases to be past-due or delinquent when a contractually required payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and nine months ended September 30, 2017 and 2016.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2017 and 2016.

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

We recorded impairment charges aggregating $2,393,000 and $7,044,000 for the three and nine months ended September 30, 2017, respectively, and $1,991,000 and $6,787,000 for the three and nine months ended September 30, 2016, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $2,943,000 of the $7,044,000 in impairments recognized during the nine months ended September 30, 2017) and (ii) discounted cash flow models (this method was used to determine $451,000 of the $7,044,000 in impairments recognized during the nine months ended September 30, 2017). During the nine months ended September 30, 2017, we recorded $3,650,000 of the $7,044,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tank (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2014, 2015 and 2016, and tax returns which will be filed for the year ended 2017, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09. These ASUs do not change the core principles of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date. Our revenue-producing contracts are primarily leases that are not within the scope of ASU 2014-09. As a result, we do not expect that the adoption of ASU 2014-09 will have a material impact on our rental income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for fiscal years, and for interim periods within those years, beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee we will be required to record a lease liability and a right of use asset on our consolidated financial statements at fair value upon adoption.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 had no impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that amounts classified as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective beginning after December 15, 2017 (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We early adopted ASU 2016-18 on January 1, 2017. As a result of this adoption, we included amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than activities within the statement. At September 31, 2017 and 2016, restricted cash consisted of security deposits received from our tenants.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We early adopted ASU 2017-01 on January 1, 2017. As a result of this adoption, we have evaluated real estate acquisitions completed during 2017 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as asset acquisitions.

On February 22, 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. ASU 2017-05 requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. Upon adoption, we will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20.

NOTE 3. — LEASES

As of September 30, 2017, we owned 792 properties and leased 81 properties from third-party landlords. These 873 properties are located in 27 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, to individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations were $24,913,000 and $73,175,000 for the three and nine months ended September 30, 2017, respectively, and $23,989,000 and $71,936,000 for the three and nine months ended September 30, 2016, respectively. Rental income contractually due from our tenants in revenues from rental properties included in continuing operations was $24,559,000 and $71,876,000 for the three and nine months ended September 30, 2017, respectively, and $23,192,000 and $69,427,000 for the three and nine months ended September 30, 2016, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $354,000 and $1,299,000 for the three and nine months ended September 30, 2017, respectively, and $797,000 and $2,509,000 for the three and nine months ended September 30, 2016, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves as of September 30, 2017 and 2016, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $3,799,000 and $10,716,000 for the three and nine months ended September 30, 2017, respectively, and $3,736,000 and $10,846,000 for the three and nine months ended September 30, 2016, respectively.

We incurred $42,000 and $148,000 of lease origination costs for the nine months ended September 30, 2017 and 2016, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $90,261,000 investment in direct financing leases as of September 30, 2017, are minimum lease payments receivable of $157,623,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $81,341,000. The components of the $92,097,000 investment in direct financing leases as of December 31, 2016, are minimum lease payments receivable of $167,064,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $88,946,000.

Major Tenants

As of September 30, 2017, we had three significant tenants by revenue:

•

We leased 163 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the nine months ended September 30, 2017 and 2016. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 16% and 14% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% of our total revenues for the nine months ended September 30, 2017 and 2016.

Marketing and the Master Lease

As of September 30, 2017, 385 of the properties we own or lease were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court. The Master Lease was terminated effective April 30, 2012, and in July 2012, the Bankruptcy Court approved Marketing’s Plan of Liquidation and appointed a trustee to oversee liquidation of the Marketing estate. On October 19, 2015, the Bankruptcy Court issued a final decree approving final distributions by the liquidating trustee for the Marketing estate and closing the Chapter 11 cases.

As of September 30, 2017, we have entered into long-term triple-net leases with petroleum distributors for 14 separate property portfolios comprising 340 properties in the aggregate and 27 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 to 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2017, we have a remaining commitment to fund up to $9,035,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2017 and December 31, 2016, we had accrued $11,513,000 and $11,768,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded credits aggregating $106,000 and provisions aggregating $801,000 for litigation losses for the nine months ended September 30, 2017 and 2016, respectively, for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In June 2017, we received a $3,750,000 insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses. This amount was recorded in other income, net in our consolidated statement of operations for the nine months ended September 30, 2017.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. Several of the named defendants have already settled the case against them. These cases have been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiff’s counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of September 30, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Agreement and Second Restated Prudential Note Purchase Agreement (both defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2017	December 31, 2016
Unsecured Revolving Credit Facility	June 2018	3.58%	$45,000	$75,000
Unsecured Term Loan	June 2020	3.54%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	—
Total debt			320,000	300,000
Unamortized debt issuance costs, net			(1,036)	(1,456)
Total debt, net			$318,964	$298,544

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

As of September 30, 2017, we are in compliance with all of the terms of the Credit Agreement and Second Restated Prudential Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2017, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2017	$—	$—	$—	$—
2018 (1)	45,000	—	—	45,000
2019	—	—	—	—
2020	—	50,000	—	50,000
2021	—	—	100,000	100,000
Thereafter	—	—	125,000	125,000
Total	$45,000	$50,000	$225,000	$320,000

(1)	The Revolving Facility matures in June 2018 and may be extended for one year at our election, subject to certain conditions.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. In addition to the environmental insurance policy purchased by the Company, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned polices, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant or other counterparty does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that our tenant or other counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant or other counterparty fails to pay them. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial ability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties. For properties that are vacant, we are responsible for costs associated with UST removals and for the cost of remediation of contamination found during the removal of USTs. See Note 3 for additional information.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2017, we had accrued a total of $64,862,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $20,199,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $44,663,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74,516,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $29,507,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,009,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2,621,000 and $3,020,000 of net accretion expense was recorded for the nine months ended September 30, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $6,116,000 and $3,804,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2017 and 2016, we increased the carrying values of certain of our properties by $3,560,000 and $5,384,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2017 and 2016, was $3,281,000 and $3,934,000, respectively. Capitalized asset retirement costs were $45,982,000 (consisting of $18,964,000 of known environmental liabilities and $27,018,000 of reserves for future environmental liabilities) as of September 30, 2017, and $49,125,000 (consisting of $20,636,000 of known environmental liabilities and $28,489,000 of reserves for future environmental liabilities) as of December 31, 2016. We recorded impairment charges aggregating $4,986,000 and $6,232,000 for the nine months ended September 30, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims, and possible changes in the environmental rules and regulations, enforcement policies, and reimbursement programs of various states.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the nine months ended September 30, 2017, is as follows (in thousands):

	COMMON STOCK		ADDITIONAL PAID-IN	DIVIDENDS PAID IN EXCESS
	SHARES	AMOUNT	CAPITAL	OF EARNINGS	TOTAL
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				34,150	34,150
Dividends declared — $0.84 per share				(30,828)	(30,828)
Shares issued pursuant to Equity Offering, net	4,715	47	104,265	—	104,312
Shares issued pursuant to ATM Program, net	329	3	8,542	—	8,545
Shares issued pursuant to dividend reinvestment	37	1	946	—	947
Stock-based compensation	27	—	(200)	—	(200)
BALANCE, SEPTEMBER 30, 2017	39,501	$395	$599,212	$(51,763)	$547,844

On March 1, 2017, our Board of Directors granted 94,250 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. We have a stock option plan (the “Stock Option Plan”). Our authorization to grant options to purchase shares of our common stock under the Stock Option Plan has expired. As of December 31, 2016, there were 5,000 options outstanding which were exercisable at $27.68 with an expiration date of May 15, 2017. As of December 31, 2016, the 5,000 stock options outstanding had no intrinsic value. As of September 30, 2017, there were no options outstanding.

We are authorized to issue 20,000,000 shares of preferred stock, par value $.01 per share, of which none were issued as of September 30, 2017 or December 31, 2016.

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters 4,100,000 shares of common stock (the “Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 615,000 shares of common stock. We received net proceeds from the Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104,300,000 after deducting the underwriting discount and offering expenses. The net proceeds of the Offering were used to repay of amounts outstanding under our Revolving Facility and subsequently were used to fund acquisitions.

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

During the three and nine months ended September 30, 2017, we issued 97,000 and 329,000 shares of common stock, respectively, and received net proceeds of $2,685,000 and $8,545,000, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2017, we paid regular quarterly dividends of $29,404,000 or $0.84 per share. For the nine months ended September 30, 2016, we paid dividends of $32,973,000 or $0.97 per share (which consisted of $25,532,000 or $0.75 per share of regular quarterly dividends and a $7,441,000 or $0.22 per share special cash and stock dividend).

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2017, we issued 36,865 shares of common stock under the dividend reinvestment plan for $947,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $996,000 and $1,153,000 for the nine months ended September 30, 2017 and 2016, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of shares of our common stock in settlement of RSUs which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of September 30, 2016. There were no options outstanding at September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Earnings from continuing operations	$9,458	$9,212	$31,728	$30,491
Less dividend equivalents attributable to RSUs outstanding	(126)	(111)	(391)	(379)
Earnings from continuing operations attributable to common shareholders	9,332	9,101	31,337	30,112
(Loss) earnings from discontinued operations	(118)	(408)	2,422	(408)
Less dividend equivalents attributable to RSUs outstanding	—	—	(30)	—
(Loss) earnings from discontinued operations attributable to common shareholders	(118)	(408)	2,392	(408)
Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$9,214	$8,693	$33,729	$29,704
Weighted average common shares outstanding:
Basic and diluted	38,702	33,776	35,979	33,716
Basic and diluted earnings per common share	$0.24	$0.26	$0.94	$0.88

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2017 and December 31, 2016, the carrying value of the borrowings under the Credit Agreement approximated fair value. As of September 30, 2017 and December 31, 2016, the fair value of the borrowings under senior unsecured notes was $236,400,000 and $181,000,000, respectively. The fair value of the borrowings outstanding as of September 30, 2017 and December 31, 2016, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$434	$—	$—	$434
Liabilities:
Deferred compensation	$—	$434	$—	$434

The following summarizes as of December 31, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$565	$—	$—	$565
Liabilities:
Deferred compensation	$—	$565	$—	$565

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2017 and December 31, 2016, of $858,000 and $780,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

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

During the nine months ended September 30, 2017, we sold nine properties resulting in a recognized gain of $339,000 that did not meet the criteria to be classified as discontinued operations. We determined that the nine properties sold did not represent a strategic shift in our operations as defined in ASU 2014-08 and, as a result, the gain on dispositions of real estate for the nine properties were reflected in our earnings from continuing operations for the nine months ended September 30, 2017.

As a result of a change in circumstances that was previously considered unlikely, we reclassified the remaining two properties from held for sale to held and used as these properties no longer met the criteria to be held for sale during the second quarter of 2017. As of September 30, 2017, there were no properties that met criteria to be classified as held for sale. The properties that were reclassified to held and used were measured and recorded at the lower of (i) its carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell.

Real estate held for sale consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$—	$117
Buildings and improvements	—	528
	—	645
Accumulated depreciation and amortization	—	—
Real estate held for sale, net	$—	$645

The revenue from rental properties, impairment charges, other operating expenses and gains/losses on dispositions of real estate related to these properties are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues from rental properties	$—	$—	$—	$—
Impairments	(226)	(840)	(495)	(1,524)
Other operating income	108	453	2,917	1,294
(Loss) earnings from operating activities	(118)	(387)	2,422	(230)
(Loss) from dispositions of real estate	—	(21)	—	(178)
(Loss) earnings from discontinued operations	$(118)	$(408)	$2,422	$(408)

NOTE 11. — PROPERTY ACQUISITIONS

During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station properties for an aggregate purchase price of $143,885,000.

On September 6, 2017, we acquired fee simple interests in 49 convenience store and gasoline station properties (the “Empire Properties”) for $123,126,000 and entered into a unitary lease with Empire Petroleum Partners, LLC (“Empire”) at the closing of the transaction (the “Empire Transaction”). We funded the Empire Transaction through a combination of funds from our Offering and funds available under our Credit Agreement. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Empire to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The Empire Properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas.

We accounted for the acquisition of the Empire Properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $75,674,000 of the purchase price to land, $38,205,000 to buildings and improvements, $189,000 to above market leases and $9,058,000 to in-place leases.

In addition, during the nine months ended September 30, 2017, we acquired fee simple interests in 15 convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $20,759,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,521,000 of the purchase price to land, $12,950,000 to buildings and improvements, $559,000 to below market leases, which is accounted for as a deferred liability, and $2,847,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2017, for recognition or disclosure purposes. Based on this evaluation, other than as set forth below, there were no significant subsequent events from September 30, 2017, through the date the financial statements were issued.

On October 3, 2017, we acquired fee simple interests in 38 properties for $68,300,000 and entered into a unitary lease with a U.S. subsidiary of Applegreen PLC (“Applegreen”), a publicly traded company listed on the Irish and United Kingdom stock markets. Applegreen currently operates 275 convenience stores and gasoline stations in the Republic of Ireland, the United Kingdom and the United States. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our recurring financial performance and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; corporate-level federal income taxes; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies (as defined below); our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE multi-district litigation cases in the states of New Jersey and Pennsylvania, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Credit Agreement and Second Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2017, we owned 792 properties and leased 81 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Our Properties

Net Lease. As of September 30, 2017, we leased 855 of our properties to tenants under triple-net leases.

Our net lease properties include 756 properties leased under 23 separate unitary or master triple-net leases and 99 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of September 30, 2017, we were actively redeveloping 10 of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses.

Vacancies. As of September 30, 2017, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station properties for an aggregate purchase price of $143.9 million.

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

For the nine months ended September 30, 2017, we spent $1.1 million of construction-in-progress costs related to our redevelopment activities.

As of September 30, 2017, we were actively redeveloping 10 of our former convenience store and gasoline station properties for alternative single-tenant net lease retail uses. In addition, to the 10 properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of September 30, 2017, we have signed leases on four properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $2.4 million and $7.0 million for the three and nine months ended September 30, 2017, respectively, and $2.0 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our fundamental operating performance. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash environmental accretion expense and non-cash changes in environmental estimates, which do not impact our recurring cash flow. GAAP net earnings and FFO from time to time may also include property acquisition costs or other unusual items. Property acquisition costs for business combinations are expensed, generally in the period when properties are acquired, and are not reflective of recurring operations. Other unusual items are not reflective of recurring operations.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings	$9,340	$8,804	$34,150	$30,083
Depreciation and amortization of real estate assets	4,678	5,411	13,465	14,649
(Gains) loss on dispositions of real estate	(163)	10	(339)	(5,198)
Impairments	2,393	1,991	7,044	6,787
Funds from operations	16,248	16,216	54,320	46,321
Revenue recognition adjustments	(354)	(797)	(1,299)	(2,509)
Changes in environmental estimates	(397)	(1,069)	(6,116)	(3,804)
Accretion expense	825	1,056	2,621	3,020
Acquisition costs	-	20	-	20
Adjusted funds from operations	$16,322	$15,426	$49,526	$43,048
Basic and diluted per share amounts:
Earnings per share	$0.24	$0.26	$0.94	$0.88
Funds from operations per share	0.42	0.47	1.49	1.36
Adjusted funds from operations per share	$0.42	$0.45	$1.36	$1.26
Basic and diluted weighted average common shares outstanding	38,702	33,776	35,979	33,716

Results of Operations

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Revenues from rental properties included in continuing operations increased by $0.9 million to $24.9 million for the three months ended September 30, 2017, as compared to $24.0 million for the three months ended September 30, 2016. The increase in revenues from rental properties was primarily due to revenue from the properties acquired during the nine months ended September 30, 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $24.5 million for the three months ended September 30, 2017, as compared to $23.2 million for the three months ended September 30, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $3.8 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $0.8 million for the three months ended September 30, 2017 and three months ended September 30, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.4 million for the three months ended September 30, 2017, and $0.8 million for the three months ended September 30, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $5.3 million for the three months ended September 30, 2017, as compared to $5.2 million for the three months ended September 30, 2016. The increase in property costs for the three months ended September 30, 2017, was principally due to increases in reimbursable real estate taxes and other state and local taxes.

Impairment charges included in continuing operations were $2.2 million for the three months ended September 30, 2017, as compared to $1.2 million for the three months ended September 30, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended September 30, 2017 and 2016, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended September 30, 2017, increased by $0.1 million to $1.0 million, as compared to $0.9 million for the three months ended September 30, 2016. The increase in environmental expenses for the three months ended September 30, 2017, was principally due to an increase in net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense included in continuing operations was $3.4 million for the three months ended September 30, 2017, as compared to $3.3 million for the three months ended September 30, 2016. The increase in general and administrative expense for the three months ended September 30, 2017, was principally due to an increase in employee related expenses.

Depreciation and amortization expense included in continuing operations was $4.7 million for the three months ended September 30, 2017, as compared to $5.4 million for the three months ended September 30, 2016. The decrease in depreciation and amortization expense was primarily due to a $0.9 million write-off of unamortized deferred leasing costs related to lease terminations during the three months ended September 30, 2016, a $0.2 million reduction in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated and dispositions of real estate, partially offset by depreciation charges related to properties acquired.

Other income, net included in continuing operations was $0.9 million for the three months ended September 30, 2017, as compared to $0.6 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, other income was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million easement award. Other income for the three months ended September 30, 2016, was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs and $0.4 million received from a legal settlement.

Interest expense was $4.3 million for the three months ended September 30, 2017, as compared to $4.2 million for the three months ended September 30, 2016. The increase was primarily due to higher average borrowings outstanding for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Loss from discontinued operations was $0.1 million for the three months ended September 30, 2017, as compared to a loss of $0.4 million for the three months ended September 30, 2016. The increase in earnings for the three months ended September 30, 2017, was primarily due to additional earnings from operating activities due to lower impairment charges. For the three months ended September 30, 2017 and 2016, there were no property dispositions recorded in discontinued operations. For the three months ended September 30, 2017 and 2016, impairment charges recorded in discontinued operations of $0.2 million and $0.8 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended September 30, 2017 and 2016, FFO was $16.2 million and AFFO increased by $0.9 million to $16.3 million, as compared to $15.4 million for the prior period. FFO for the three months ended September 30, 2017, was impacted by the changes in net earnings but excludes a $0.4 million increase in impairment charges, a $0.2 million increase in gains on dispositions of real estate and a $0.7 million decrease in depreciation and amortization expense. The increase in AFFO for the three months ended September 30, 2017, also excludes a $0.4 million decrease in non-cash net environmental remediation costs and a $0.4 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due (which are included in net earnings and FFO but are excluded from AFFO).

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Revenues from rental properties included in continuing operations increased by $1.3 million to $73.2 million for the nine months ended September 30, 2017, as compared to $71.9 million for the nine months ended September 30, 2016. The increase in revenues from rental properties was primarily due to revenue from the properties acquired during the nine months ended September 30, 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $71.9 million for the nine months ended September 30, 2017, as compared to $69.3 million for the nine months ended September 30, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $10.7 million and $10.8 million for the nine months ended September 30, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $2.3 million for the nine months ended September 30, 2017, as compared to $2.8 million for the nine months ended September 30, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $1.3 million for the nine months ended September 30, 2017, and $2.5 million for the nine months ended September 30, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $15.4 million for the nine months ended September 30, 2017, as compared to $16.3 million for the nine months ended September 30, 2016. The decrease in property costs for the nine months ended September 30, 2017, was principally due to declines in reimbursable tenant expenses, reimbursable real estate taxes and other state and local taxes.

Impairment charges included in continuing operations were $6.5 million for the nine months ended September 30, 2017, as compared to $5.3 million for the nine months ended September 30, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the nine months ended September 30, 2017 and 2016, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the nine months ended September 30, 2017, decreased by $1.8 million to $0.9 million, as compared to $2.7 million for the nine months ended September 30, 2016. The decrease in environmental expenses for the nine months ended September 30, 2017, was principally due to a decrease in net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense included in continuing operations decreased by $0.5 million to $10.6 million for the nine months ended September 30, 2017, as compared to $11.1 million for the nine months ended September 30, 2016. The decrease in general and administrative expense for the nine months ended September 30, 2017, was principally due to a decline in legal and professional fees.

Depreciation and amortization expense included in continuing operations was $13.5 million for the nine months ended September 30, 2017, as compared to $14.6 million for the nine months ended September 30, 2016. The decrease in depreciation and amortization expense was primarily due to a $0.9 million write-off of unamortized deferred leasing costs related to lease terminations during the nine months ended September 30, 2016, a $0.7 million reduction in depreciation charges related to asset retirement costs for environmental liabilities, the effect of certain assets becoming fully depreciated and dispositions of real estate, partially offset by depreciation charges related to properties acquired.

Other income, net included in continuing operations was $5.0 million for the nine months ended September 30, 2017, as compared to $1.4 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, other income was primarily attributable to a $3.8 million insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses, $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million easement award. Other income for the nine months ended September 30, 2016, was primarily attributable to $0.7 million received from insurance carriers for reimbursement of environmental costs, $0.4 million received from a legal settlement and a $0.2 million lease termination fee received from a former tenant.

Interest expense was $12.7 million for the nine months ended September 30, 2017, as compared to $12.5 million for the nine months ended September 30, 2016. The increase was primarily due to higher average borrowings outstanding for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Earnings from discontinued operations were $2.4 million for the nine months ended September 30, 2017, as compared to a loss of $0.4 million for the nine months ended September 30, 2016. The increase was primarily due to additional earnings from operating activities due to lower environmental remediation costs. For the nine months ended September 30, 2017, there were no property dispositions recorded in discontinued operations. For the nine months ended September 30, 2016, there was one property disposition recorded in discontinued operations which resulted in a loss of $0.2 million. Impairment charges recorded in discontinued operations during the nine months ended September 30, 2017 and 2016, of $0.5 million and $1.5 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the nine months ended September 30, 2017, FFO increased by $8.0 million to $54.3 million, as compared to $46.3 million for the nine months ended September 30, 2016, and AFFO increased by $6.5 million to $49.5 million, as compared to $43.0 million for the prior period. The increase in FFO for the nine months ended September 30, 2017, was primarily due to the changes in net earnings but excludes a $0.2 million increase in impairment charges, a $4.9 million decrease in gains on dispositions of real estate and a $1.1 million decrease in depreciation and amortization expense. The increase in AFFO for the nine months ended September 30, 2017, also excludes a $2.7 million increase in non-cash net environmental remediation costs and a $1.2 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due (which are included in net earnings and FFO but are excluded from AFFO).

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility which is scheduled to mature in June 2018 and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents.

Our cash flow activities for the nine months ended September 30, 2017 and 2016, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash flow provided by operating activities	$40,199	$32,951
Net cash flow (used in) provided by investing activities	(137,576)	17,743
Net cash flow provided by (used in) financing activities	$103,043	$(44,643)

Operating Activities

Net cash flow from operating activities increased by $7.2 million for the nine months ended September 30, 2017, to $40.2 million, as compared to $33.0 million for the nine months ended September 30, 2016. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expenses, general and administrative expenses, and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2017 and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities decreased by $155.3 million for the nine months ended September 30, 2017, to a use of $137.6 million, as compared to net cash flow provided by investing activities of $17.7 million for the nine months ended September 30, 2016. The decrease in net cash flow from investing activities for the nine months ended September 30, 2017, was primarily due to an increase of $141.7 million in property acquisitions and a decrease in collection of notes and mortgages receivable of $15.5 million.

Financing Activities

Net cash flows provided by financing activities increased by $147.6 million for the nine months ended September 30, 2017, to $103.0 million, as compared to a use of $44.6 million for the nine months ended September 30, 2016. The increase in net cash flow from financing activities was primarily due to an increase in net proceeds from issuance of common stock of $110.0 million and an increase in net borrowings of $39.0 million.

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

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to offer and sell to the Underwriters 4.1 million shares of common stock (the “Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 0.6 million shares of common stock. We received net proceeds from the Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104.3 million after deducting the underwriting discount and offering expenses. The net proceeds of the Offering were used to repay amounts outstanding under our Revolving Facility and subsequently were used to fund acquisitions.

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

During the three and nine months ended September 30, 2017, we issued 97,000 and 329,000 shares of common stock, respectively, and received net proceeds of $2.6 million and $8.5 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station properties for an aggregate purchase price of $143.9 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. See Note 11 for additional information.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties for alternative single-tenant net lease retail uses. For the nine months ended September 30, 2017, we spent $1.1 million of construction-in-progress costs related to our redevelopment activities.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2017, we have a remaining commitment to fund up to $9.0 million in the aggregate in capital improvements in certain properties previously subject to the Master Lease with Marketing.

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

Regular quarterly dividends paid to our shareholders for the nine months ended September 30, 2017, were $29.4 million, or $0.84 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Environmental Matters

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. In addition to the environmental insurance policy purchased by the Company, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned polices, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant or other counterparty does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that our tenant or other counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant or other counterparty fails to pay them. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial ability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within ten years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2017, we had accrued a total of $64.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $20.2 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $44.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation obligations. This accrual consisted of (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.6 million and $3.0 million of net accretion expense was recorded for the nine months ended September 30, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2017 and 2016, we recorded credits to environmental expenses included in continuing and discontinued operations aggregating $6.1 million and $3.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and provisions for environmental litigation losses.

During the nine months ended September 30, 2017 and 2016, we increased the carrying values of certain of our properties by $3.6 million and $5.4 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2017 and 2016, was $3.3 million and $3.9 million, respectively. Capitalized asset retirement costs were $46.0 million (consisting of $19.0 million of known environmental liabilities and $27.0 million of reserves for future environmental liabilities) as of September 30, 2017, and $49.1 million (consisting of $20.6 million of known environmental liabilities and $28.5 million of reserves for future environmental liabilities) as of December 31, 2016. We recorded impairment charges aggregating $5.0 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, enacted laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates which are subject to significant change, and are adjusted as the remediation treatment progresses, as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

Our estimates are based upon facts that are known to us at this time and an assessment of the possible ultimate remedial action outcomes. It is possible that our assumptions, which form the basis of our estimates, regarding our ultimate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Among the many uncertainties that impact the estimates are our assumptions, the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of contamination, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to additional claims, and possible changes in the environmental rules and regulations, enforcement policies, and reimbursement programs of various states.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2017 and December 31, 2016, we had accrued $11.5 million and $11.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River and MTBE litigations in the states of New Jersey and Pennsylvania, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015, and amended on February 21, 2017, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Credit Agreement does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of September 30, 2017, were $95.0 million.

Based on our outstanding borrowings under the Credit Agreement of $95.0 million as of September 30, 2017, an increase in market interest rates of 1.0% for 2017 would decrease our 2017 net income and cash flows by $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $95.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2017 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2017, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 5.    OTHER INFORMATION

On October 24, 2017, our Board of Directors approved Articles Supplementary to our Articles of Incorporation, as amended, to reclassify 10,000,000 authorized shares of preferred stock, par value $.01 per share, into the same number of authorized but unissued shares of common stock, par value $.01 per share, subject to further classification or reclassification and issuance by our Board of Directors. The Articles Supplementary were filed with the Maryland State Department of Assessments and Taxation on October 25, 2017, and became effective on that date. The Articles Supplementary are attached hereto as Exhibit 3.1.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

3.1	Articles Supplementary, filed on October 25, 2017.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2017

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)