Form 10-K
period 2017-12-31
GETTY REALTY CORP /MD/
filed 2018-03-01
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of common stock held by non-affiliates (26,975,852 shares of common stock) of the Company was $677,094,000 as of June 30, 2017.

The registrant had outstanding 39,710,287 shares of common stock as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2017, pursuant to Regulation 14A.

III

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Annual Report on Form 10-K.)

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our operating performance with the sustainability of the operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale NY, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Credit Agreement and Second Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors and assumptions involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. These factors and assumptions may have an impact on the continued accuracy of any forward-looking statements that we make.

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; counterparty risks; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and redevelopment opportunities; our ability to successfully manage our investment strategy; owning and leasing real estate; substantially all of our tenants depending on the same industry for their revenues; adverse developments in general business, economic or political conditions; changes in interest rates and our ability to manage or mitigate this risk effectively; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; and our information systems.

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

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events, unless required by law. For any forward-looking statements contained in this Annual Report on Form 10-K or in any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.    Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 907 properties are located in 28 states across the United States and Washington, D.C. Our properties are operated under a variety of brands including, among others, 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing convenience store and gasoline station properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise. Our company is headquartered in Jericho, New York and as of March 1, 2018, we had 30 employees.

Company Operations

As of December 31, 2017, we owned 828 properties and leased 79 properties from third-party landlords. Our typical property is used as a convenience store and gasoline station, and is located on between one-half and one acre of land in a metropolitan area. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. We have a national portfolio of properties with a concentration in the Northeast and Mid-Atlantic regions. We believe our network of convenience store and gasoline station properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are generally responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Our Properties

Net Lease. As of December 31, 2017, we leased 890 of our properties to tenants under triple-net leases.

Our net lease properties include 790 properties leased under 24 separate unitary or master triple-net leases and 100 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2017, our contractual rent weighted average lease term, excluding renewal options, was approximately 11 years.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2017, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2017, we have a remaining commitment to fund up to $8.7 million in the aggregate with our tenants for our portion of such capital expenditures. For additional information with respect to our leases see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for an alternative single-tenant net lease retail use. See “Redevelopment Strategy and Activity” below for additional detail.

Vacancies. As of December 31, 2017, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station properties for an aggregate purchase price of $214.0 million. For additional information regarding our property acquisitions see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 236 properties, located in various states, for an aggregate purchase price of $531.7 million. These acquisitions included single property transactions and portfolio transactions ranging in size.

Redevelopment Strategy and Activity

We believe that a portion of our properties are located in geographic areas, which together with other factors, may make them well-suited for a new convenience and gasoline use or for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2017, we spent $1.6 million of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2017, we completed two redevelopment projects and $0.4 million of construction-in-progress was transferred to buildings and improvements on our consolidated balance sheet. As of December 31, 2017, we have completed three redevelopment projects for aggregate cost of $1.4 million.

As of December 31, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for an alternative single-tenant net lease retail use. In addition, to the nine properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of December 31, 2017, we have signed leases on four properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

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

Getty Petroleum Marketing, Inc. (“Marketing”) was formed to facilitate the spin-off of our petroleum marketing business to our shareholders, which was completed in 1997. Marketing, which at the time was our principal tenant under a long-term unitary triple-net lease (the “Master Lease”) was acquired by a U.S. subsidiary of OAO Lukoil (“Lukoil”) in December 2000. In December 2011, Marketing filed with the U.S. Bankruptcy Court for Chapter 11 bankruptcy protection. The bankruptcy proceedings resulted in the termination of the Master Lease effective April 30, 2012, followed by the liquidation of Marketing, which culminated with final distributions to creditors in November 2015. As of December 31, 2017, 383 of the properties we own or lease were previously leased to Marketing pursuant to the Master Lease.

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

Major Tenants

As of December 31, 2017, we had three significant tenants by revenue:

•

We leased 163 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2017 and 2016. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% of our total revenues for the years ended December 31, 2017 and 2016. See Item 9B in this Form 10-K for selected combined audited financial data of United Oil.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 13% and 15% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

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

Trademarks

We own the Getty® name and trademark in connection with our real estate and the petroleum marketing business in the United States and we permit certain of our tenants to use the Getty® trademark at properties that they lease from us.

Regulation

Our properties are subject to numerous federal, state and local laws and regulations including matters related to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. These laws include: (i) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate soil and groundwater contamination, including pursuant to governmental order and directive, (ii) requirements to remove and replace USTs that have exceeded governmental-mandated age limitations and (iii) the requirement to provide a certificate of financial responsibility with respect to potential claims relating to UST failures. Our triple-net lease tenants are directly responsible for compliance with environmental laws and regulations with respect to their operations at our properties.

We believe that our properties are in substantial compliance with federal, state and local provisions pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, we do not believe that existing legislation and regulations will have a material adverse effect on our competitive position. For additional information with respect to pending environmental lawsuits and claims, see “Item 3. Legal Proceedings”.

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

For additional information see “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility first on the party responsible for the contamination, but can also impose liability and clean-up responsibility on the owner and the current operator without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination. Liability under such environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility and the financial resources are available to perform the remediation. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third-parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. The properties owned or controlled by us are leased primarily as convenience store and gasoline station properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties are subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-lease or sell our properties on favorable terms, or at all.

For additional information with respect to certain pending environmental lawsuits and claims, and environmental remediation obligations and estimates, see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant or other counterparty does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that our tenant or other counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant or other counterparty fails to pay them. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2017, we had accrued a total of $63.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $18.6 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

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

We cannot predict what environmental legislation or regulations may be enacted in the future, or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. We cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation. Accordingly, compliance with environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the Bank Syndicate related to our Credit Agreement, the lender that is the counterparty to the Second Restated Prudential Note Purchase Agreement and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2017, we leased 163 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2017 and 2016. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company. As of December 31, 2017, we leased 77 convenience store and gasoline station properties in three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% of our total revenues for the years ended December 31, 2017 and 2016. As of December 31, 2017, we leased 76 convenience store and gasoline station properties in two separate unitary leases to subsidiaries of Chestnut Petroleum Dist. Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 13% and 15% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

We may also undertake additional transactions with these or other existing tenants, which would further concentrate our sources of rental revenues. Many of our tenants, including those noted above, are part of larger corporate organizations and the financial distress of one subsidiary or other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. The failure of a major tenant or their default in their rental and other obligations to us is likely to have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Because certain of our tenants are not rated and their financial information is not available to you, it may be difficult for our investors to determine their creditworthiness.

The majority of our properties are leased to tenants who are not rated by any nationally recognized statistical rating organizations. In addition, our tenants’ financial information is not generally available to our investors. Additionally, many of our tenants are part of larger corporate organizations and we do not receive financial information for the other entities in those organizations. The financial distress of other affiliated companies or businesses in those organizations may negatively impact the ability or willingness of our tenant to perform its obligations under its lease with us. Because of the lack of financial information or credit ratings it is, therefore, difficult for our investors to assess the creditworthiness of our tenants and to determine the ability of our tenants to meet their obligations to us. It is possible that the assumptions and estimates we make after reviewing publicly and privately obtained information about our tenants are not accurate and that we may be required to increase reserves for bad debts, record allowances for deferred rent receivable or record additional expenses if our tenants are unable or unwilling to meet their obligations to us.

Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-leasing or selling our properties.

We are subject to risks that financial distress, default or bankruptcy of our tenants may lead to vacancy at our properties or disruption in rent receipts as a result of partial payment or nonpayment of rent or that expiring leases may not be renewed. Under unfavorable general economic conditions, there can be no assurance that our tenants’ level of sales and financial performance generally will not be adversely affected, which in turn could negatively impact our rental revenues. We are subject to risks that the terms governing renewal or re-leasing of our properties (including, compliance with numerous federal, state and local laws and regulations related to the protection of the environment, such as the remediation of contamination and the retirement and decommissioning or removal of long-lived assets, the cost of required renovations, or replacement of USTs and related equipment) may be less favorable than current lease terms.

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

Our principal sources of liquidity are the cash flows from our operations, funds available under our Credit Agreement, proceeds from the sale of shares of our common stock through offerings, from time to time, under our at-the-market program (“ATM Program”) and available cash and cash equivalents. The Credit Agreement consists of a $175.0 million Revolving Facility which is scheduled to mature in June 2018 and a $50.0 million Term Loan which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. On February 21, 2017, we entered into a First Amendment to the Credit Agreement to permit the Second Restated Prudential Note Purchase Agreement. On February 21, 2017, we entered into the Second Restated Prudential Note Purchase Agreement which amended and restated our existing senior note purchase agreement with Prudential and certain affiliates of Prudential. Pursuant to the Second Restated Prudential Note Purchase Agreement, we agreed that our 6.0% Series A Guaranteed Senior Notes due February 25,

2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”) and our 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”), both of which were outstanding under the existing senior note purchase agreement, would continue to remain outstanding under the Second Restated Prudential Note Purchase Agreement and we authorized and issued our 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes” and, together with the Series A Notes and Series B Notes, the “Notes”). The Second Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities. For additional information, please refer to “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Each of the Credit Agreement and the Second Restated Prudential Note Purchase Agreement contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Credit Agreement and the Second Restated Prudential Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Second Restated Prudential Note Purchase Agreement requires a mandatory offer to prepay the Notes upon a change in control in lieu of a change of control event of default). Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K, the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Credit Agreement or our Second Restated Prudential Note Purchase Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Under our ATM Program, we may issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. Sales of shares of our common stock under our ATM Program may be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. Sales of shares of our common stock under our ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions and the trading price of our common stock. Our agents are not required to sell any specific number or dollar amount of our common stock, but each agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulation to sell shares designated by us in accordance with the terms of the distribution agreement with our agents. The net proceeds we receive will be the gross proceeds received from such sales less the commissions and any other costs we may incur in issuing the shares of our common stock.

We may use a portion of the net proceeds from any of such sales to reduce our outstanding indebtedness, including borrowings under our Revolving Facility. The Revolving Credit Facility includes lenders who are affiliates of our agents. As a result, a portion of the net proceeds from any sale of shares of our common stock under our ATM Program that is used to repay amounts outstanding under our Revolving Credit Facility will be received by these affiliates. Because an affiliate may receive a portion of the net proceeds from any of these sales, each of our agents may have an interest in these sales beyond the sales commission it will receive. This could result in a conflict of interest and cause such agents to act in a manner that is not in the best interests of us or our investors in connection with any sale of shares of our common stock under our ATM Program.

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Credit Agreement and Second Restated Prudential Note Purchase Agreement and the market price of our common stock.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. We cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, receivables and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations (including environmental remediation obligations and future environmental liabilities for pre-existing unknown environmental contamination), real estate, depreciation and amortization, carrying value of our properties, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

We may acquire properties when we believe that an acquisition matches our business and investment strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, or that they may not perform as expected. Further, if financed by the Company using debt or new equity issuances, our acquisition of properties may result in shareholder dilution. Our acquisition of properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of such acquisitions. We face competition in pursuing these acquisitions and we may not succeed in leasing acquired properties at rents sufficient to cover the costs of their acquisition and operations.

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

We have commenced a program to redevelop certain of our properties and to recapture select properties from our net lease portfolio in order to redevelop such properties either as a new convenience store or for alternative uses. The success at each stage of our redevelopment program is dependent on numerous factors and risks including our ability to identify and extract qualified sites from our portfolio and successfully prepare and market them for alternative uses, and project development issues, including those relating to planning, zoning, licensing, permitting, third party and governmental authorizations, changes in local market conditions, increases in construction costs, the availability and cost of financing, and issues arising from possible discovery of new environmental contamination and the need to conduct environmental remediation. Occupancy rates and rents at any particular redeveloped property may fail to meet our original expectations for reasons beyond our control, including changes in market and economic conditions and the development by competitors of competing properties. We could experience increased and unexpected costs or significant delays or abandonment of some or all of these redevelopment opportunities. For any of the above-described reasons, and others, we may determine to abandon opportunities that we have already begun to explore or with respect to which we have commenced redevelopment efforts and, as a result, we may fail to recover expenses already incurred. We cannot assure you that we will be able to successfully redevelop and lease any of our identified opportunities or that our overall redevelopment program will be successful. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We may not be able to successfully implement our investment strategy.

We may not be able to successfully implement our investment strategy. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. As part of our overall growth strategy, we regularly review acquisition, financing and redevelopment opportunities, and we expect to continue to pursue investments that we believe will benefit our financial performance. We cannot assure you that investment opportunities which meet our investment criteria will be available. Pursuing our investment opportunities may result in the issuance of new equity securities of the Company that may initially be dilutive to our net income, and such investments may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not be able to successfully integrate investments into our existing portfolio without operating disruptions or unanticipated costs. To the extent that our current sources of liquidity are not sufficient to fund such investments, we will require other sources of capital, which may or may not be available on favorable terms or at all. Additionally, to the extent that we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate investments into our portfolio or manage any future investments without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially adversely affected.

We are subject to risks inherent in owning and leasing real estate.

We are subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond our control. In addition to general risks applicable to us, our risks include, among others: our liability as a lessee for long-term lease obligations regardless of our revenues; deterioration in national, regional and local economic and real estate market conditions; potential changes in supply of, or demand for, rental properties similar to ours; competition for tenants and declining rental rates; difficulty in selling or re-leasing properties on favorable terms or at all; impairments in our ability to collect rent or other payments due to us when they are due; increases in interest rates and adverse changes in the availability, cost and terms of financing; uninsured property liability; the impact of present or future environmental legislation and compliance with environmental laws; adverse changes in zoning laws and other regulations; acts of terrorism and war; acts of God; the potential risk of functional obsolescence of properties over time the need to periodically renovate and repair our properties; and physical or weather-related damage to our properties. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, (iii) environmental remediation costs and (iv) operating and maintenance costs. The combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

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

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, and financing convenience store and gasoline station properties to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles or an increase in the use of alternative fuel and battery-operated vehicles, or other “green technologies,” could have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain as to how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

Adverse developments in general business, economic or political conditions could have a material adverse effect on us.

Adverse developments in general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks we are subject to. Among other effects, adverse economic conditions could depress real estate values, impact our ability to re-lease or sell our properties and have an adverse effect on our tenants’ level of sales and financial performance generally. As our revenues are substantially dependent on the economic success of our tenants, any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Credit Agreement. Borrowings under our Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Agreement or amend our Credit Agreement or Second Restated Prudential Note Purchase Agreement, seek other sources of debt or equity capital or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

Recently enacted U.S. federal tax reform legislation could affect REITs generally, our tenants, the markets in which we operate, the price of our common stock and our results of operations, in ways, both positively and negatively, that are difficult to predict.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act includes significant changes to corporate and individual tax rates and the calculation of taxes. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we distribute all of our income and comply with the various tax rules governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act changes the way in which dividends paid on our stock are taxed by the holder of that stock and could impact the price of our common stock or how stockholders and potential investors view an investment in REITs. In addition, while certain elements of the 2017 Act do not appear to impact us directly as a REIT, they could impact our tenants and the markets in which we operate in ways, both positive and negative, that are difficult to predict. Prospective stockholders are urged to consult with their tax advisors with respect to the 2017 Act and any other regulatory or administrative developments and proposals and the potential effects thereof on an investment in our common stock.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs, contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from the lawsuits and claims we face could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to certain pending lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

A significant portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2017, 50.2% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our shareholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. Many of the REIT requirements are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend. We may have to borrow money or sell assets to pay such a deficiency dividend.

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

Our future growth depends upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, such issuance, the receipt of the net proceeds thereof and the use of such proceeds may have a dilutive effect on our expected earnings per share, funds from operations per share and adjusted funds from operations per share. The actual amount of such dilution cannot be determined at this time and will be based on numerous factors. Additionally, we are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur.

We may change our dividend policy and the dividends we pay may be subject to significant volatility.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, each of the Credit Agreement and the Second Restated Prudential Note Purchase Agreement prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly. Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any shareholders with liquidation preferences. There currently are no shareholders with liquidation preferences.

No assurance can be given that our financial performance in the future will permit our payment of any dividends. Each of the Credit Agreement and the Second Restated Prudential Note Purchase Agreement contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our Board of Directors, no person may (i) own, or be deemed to own by virtue of certain constructive ownership provisions of the Internal Revenue Code, in excess of 5.0% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock or (ii) own, or be deemed to own by virtue of certain other constructive ownership provisions of the Internal Revenue Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and on the continued contributions of members of our senior management team, each of whom may be difficult to replace. As a REIT, we employ only 30 employees and have a cost-effective management structure. We do not have any employment agreements with any of our executives. In the event of the loss of key management personnel, or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2017 and 2016, we incurred $9.3 million and $12.8 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators, engaged in the sale of refined petroleum products and convenience store products, who are responsible for the operations conducted at our properties and for the payment of all taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer its existing use and is not subject to a lease, we will either redevelop the property for an alternative single-tenant net lease retail use or seek an alternative tenant or buyer for the property. We manage and evaluate our operations as a single segment.

We believe that most of our owned and leased properties are adequately covered by casualty and liability insurance. In addition, in almost all cases we require our tenants to provide insurance for properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us.

The following table summarizes the geographic distribution of our properties as of December 31, 2017. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease approximately 8,900 square feet of office space at Two Jericho Plaza, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	214	46	260	28.7%
Massachusetts	100	11	111	12.2
Connecticut	73	11	84	9.3
New Jersey	47	6	53	5.8
Virginia	45	1	46	5.1
New Hampshire	45	1	46	5.1
Maryland	41	2	43	4.7
South Carolina	38	—	38	4.2
Texas	32	—	32	3.5
Washington State	31	—	31	3.4
California	29	—	29	3.2
Pennsylvania	23	—	23	2.5
Colorado	23	—	23	2.5
Arizona	22	—	22	2.4
Oregon	13	—	13	1.4
Hawaii	10	—	10	1.1
Maine	7	—	7	0.8
Ohio	6	—	6	0.7
New Mexico	5	—	5	0.6
Rhode Island	5	—	5	0.6
Florida	4	—	4	0.5
North Carolina	4	—	4	0.5
Arkansas	3	—	3	0.3
Georgia	2	—	2	0.2
Nevada	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Delaware	—	1	1	0.1
Louisiana	1	—	1	0.1
North Dakota	1	—	1	0.1
Total	828	79	907	100%

The properties that we lease from third-parties have a remaining lease term, including renewal and extension option terms, averaging approximately nine years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2018	4	5.1%	0.4%
2019	6	7.6	0.7
2020	6	7.6	0.7
2021	8	10.1	0.9
2022	4	5.1	0.4
Subtotal	28	35.5	3.1
Thereafter	51	64.5	5.6
Total	79	100%	8.7%

Revenues from rental properties and tenant reimbursements included in continuing and discontinued operations for the year ended December 31, 2017, were $117.2 million with respect to 857 average rental properties held during the year for an average revenue per rental property of approximately $136,700. Revenues from rental properties and tenant reimbursements included in continuing and discontinued operations for the year ended December 31, 2016, were $111.7 million with respect to 836 average rental properties held during the year for an average revenue per rental property of approximately $133,600.

Rental property lease expirations and annualized contractual rent as of December 31, 2017, are as follows (in thousands, except for number of properties):

CALENDAR YEAR	Number of Rental Properties(a)	Annualized Contractual Rent(b)	Percentage of Total Annualized Rent
Redevelopment	9	$—	0.0%
Vacant	8	—	0.0
2018	28	2,267	2.1
2019	52	5,966	5.5
2020	36	4,712	4.3
2021	24	2,273	2.1
2022	35	2,774	2.5
2023	14	1,969	1.8
2024	15	1,570	1.4
2025	13	2,687	2.4
2026	77	12,839	11.8
2027	256	17,520	16.1
Thereafter	340	54,538	50.0
Total	907	$109,115	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2017, multiplied by 12.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2017 and 2016, we had accrued $12.3 million and $11.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2017, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third party complaint against Hess Corporation and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of December 31, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker (the “Gallikers”), individually and trading as Millstone Auto Service (“Millstone”), Auto Tech and other named parties, of petroleum-related contamination found at a gasoline station property located in Millstone Township, New Jersey. We did not own or lease this property, but in 1985 we did acquire ownership of certain USTs located at the property. In 1986 we tried to remove these USTs and were refused access by the Gallikers to do so. We believe the USTs were transferred to the Gallikers by operation of law not later than 1987 and responded to the NJDEP’s directive and notice by denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and the Gallikers, individually and trading as Millstone. We filed for, and were granted, a hearing to contest the allegations of the Order and Assessment. The case is being managed by the Administrative Law Judge, who has not yet scheduled a hearing date. In 2014, the NJDEP issued a notice of violation directed to the Gallikers and Millstone to register and remove the contents of the USTs at the property. Thereafter, the Gallikers made written demand of us to investigate and remediate all contamination at the property. We have rejected the Gallikers’ demand on the basis that we are not responsible for the alleged contamination.

MTBE Litigation – State of New Jersey

We are a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. The majority of the named defendants have already settled their case with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount we have accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a Complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland (the “Complaint”). The Complaint was served upon us on January 19, 2018. The Complaint names us and more than 60 other defendants, including Exxon Mobil Corporation, APEX Oil Company, Astra Oil Company, Atlantic Richfield Company, various BP, Chevron, Citgo, ConocoPhillips, Hess, Kinder Morgan, Lukoil, Marathon, Shell Oil, Sunoco, Texaco and Valero entities, Cumberland Farms, Duke Energy Merchants, El Paso Merchant Energy-Petroleum Company, Energy Transfer Partners, L.P., Equilon Enterprises, Inc. ETP Holdco Corporation, George E. Warren Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Guttman Energy, Inc., Hartree Partners L.P., Holtzman Oil Corporation, Motiva Enterprises LLC, Nustar Terminals Operations Partnership LP, Phillips 66 Company, Premcor, 7-Eleven, Inc., Sheetz, Inc. , Total Petrochemicals & Refining USA, Inc., Transmontaigne Product Services, Inc., Vitol S.A., WAWA, Inc. and Western Refining, Inc. The Complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. It is unclear whether the matter will ultimately be removed to the MTBE MDL proceedings or remain in federal court in Maryland. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

On June 16, 2016, Maxus Energy Corporation and Tierra Solutions, Inc., who have contractual liability to Occidental for Occidental’s potential liability related to the Lower Passaic River, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF SA, Maxus and Tierra’s corporate parent, sought bankruptcy approval of a settlement under which YPF would pay $130 million to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims for costs incurred by the CPG relating to the lower Passaic River.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process is scheduled to conclude by mid-2019.

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

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we have either incurred, or expect to incur, at properties previously leased to Marketing pursuant to the Master Lease. The lawsuit alleges various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, claims seeking to pierce Marketing’s corporate veil, negligence claims and tortious interference claims. In August 2017, the court denied in part and granted in part a motion by Lukoil to dismiss our claims. We intend to move for reargument on certain of the claims that were denied, however, further litigation is currently stayed by the court pending completion of a court ordered mediation, which is anticipated to take place in the second quarter of 2018. This case is still in an early stage of its proceedings and it is not yet possible to predict or estimate the potential outcome of this case.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 10,922 beneficial holders of our common stock as of March 1, 2018, of which approximately 944 were holders of record. The price range of our common stock and cash dividends declared with respect to each share of common stock during the years ended December 31, 2017 and 2016 was as follows:

	Price Range		Cash Dividends
Quarter Ended	High	Low	Per Share
March 31, 2016	19.97	16.21	.2500
June 30, 2016	21.54	19.44	.2500
September 30, 2016	24.33	21.27	.2500
December 31, 2016	25.63	21.71	.2800
March 31, 2017	26.71	24.34	.2800
June 30, 2017	26.70	24.60	.2800
September 30, 2017	29.00	22.91	.2800
December 31, 2017	29.89	26.32	.3200

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Getty Realty Corp.	100.00	106.22	110.94	111.71	173.90	193.65
Standard & Poors 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	108.03	133.90	143.70	174.89	180.28

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2012, in Getty Realty Corp. common stock, Standard & Poors 500 and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

We have chosen as our Peer Group the following companies: Agree Realty Corporation, EPR Properties (formerly known as Entertainment Properties Trust), National Retail Properties, Realty Income Corporation, Spirit Realty Capital, Inc. and STORE Capital Corporation. We have chosen these companies as our Peer Group because a substantial segment of each of their businesses is owning and leasing single-tenant net lease retail properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not make or endorse any predictions as to future stock performance.

The above performance graph and related information shall not be deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	For the Years ended December 31,
	2017 (a)	2016	2015 (b)	2014	2013 (c)
OPERATING DATA:
Total revenues	$120,153	$115,271	$110,776	$99,905	$102,829
Earnings from continuing operations	45,048	39,825	39,478	19,890	26,044
Earnings (loss) from discontinued operations	2,138	(1,414)	(2,068)	3,528	43,967
Net earnings	47,186	38,411	37,410	23,418	70,011
Basic and diluted per share amounts:
Earnings from continuing operations	1.20	1.16	1.17	0.59	0.77
Net earnings	1.26	1.12	1.11	0.69	2.08
Basic and diluted weighted average common shares outstanding	36,897	33,806	33,420	33,409	33,397
Dividends declared per share (d)	1.16	1.03	1.15	0.96	0.85

FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS (e):
Net earnings	47,186	38,411	37,410	23,418	70,011
Depreciation and amortization of real estate assets	19,089	19,170	16,974	10,549	9,927
Gains on dispositions of real estate	(1,041)	(6,213)	(2,611)	(10,218)	(45,505)
Impairments	9,321	12,814	17,361	21,534	13,425
Funds from operations	74,555	64,182	69,134	45,283	47,858
Revenue recognition adjustments	(1,976)	(3,417)	(4,471)	(5,372)	(8,379)
(Recovery) allowance for deferred rent/mortgage receivables	—	—	(93)	2,331	4,775
Changes in environmental estimates	(6,854)	(7,007)	(4,639)	(2,756)	(2,956)
Accretion expense	3,448	4,107	4,829	3,046	3,214
Environmental litigation accruals	1,044	801	374	—	—
Insurance reimbursements	(1,804)	(1,146)	—	—	—
Legal settlements and judgments	(6,381)	(514)	(18,176)	—	—
Acquisition costs	—	86	445	104	480
Adjusted funds from operations	62,032	57,092	47,403	42,636	44,992

BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$970,964	$782,166	$783,233	$595,959	$570,275
Total assets	1,072,754	877,306	896,918	686,582	680,419
Total debt	379,158	298,544	317,093	124,425	156,017
Shareholders’ equity	553,695	430,918	406,561	407,024	415,091

NUMBER OF PROPERTIES:
Owned	828	740	753	757	840
Leased	79	89	98	106	125
Total properties	907	829	851	863	965

(a)

Includes (from the date of the acquisition) the effect of the $123.1 million acquisition of 49 properties in the Empire Transaction on September 6, 2017, and the effect of the $68.7 million acquisition of 38 properties in the Applegreen Transaction on October 3, 2017.

(b)	Includes (from the date of the acquisition) the effect of the $214.5 million acquisition of 77 properties in the United Oil Transaction on June 3, 2015.

(c)

Includes (from the date of the acquisition) the effect of the $72.5 million acquisition of 16 Mobil-branded and 20 Exxon- and Shell-branded properties in two sale/leaseback transactions with subsidiaries of Capitol Petroleum Group, LLC on May 9, 2013, $3.1 million of other revenue for the partial recovery of damages received by us from the settlement of a lawsuit filed by the Marketing Estate against Marketing’s former parent and certain of its affiliates, a $15.2 million net credit for bad debt expense primarily related to receiving funds from the Marketing Estate, a $9.6 million increase in provisions for environmental litigation losses and a $4.3 million allowance for deferred rent receivable.

(d)	Includes special dividends of $0.22 per share, $0.14 per share and $0.05 per share for the years ended December 31, 2015, 2014 and 2013, respectively.
(e)

During the fourth quarter of 2017, we revised our definition of AFFO. AFFO for the years ended December 31, 2017, 2016 and 2015, have been restated to conform to our revised definition. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Supplemental Non-GAAP Measures”.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of December 31, 2017, we owned 828 properties and leased 79 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Our Properties

Net Lease. As of December 31, 2017, we leased 890 of our properties to tenants under triple-net leases.

Our net lease properties include 790 properties leased under 24 separate unitary or master triple-net leases and 100 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of December 31, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for an alternative single-tenant net lease retail use.

Vacancies. As of December 31, 2017, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station properties for an aggregate purchase price of $214.0 million. Included in these acquisitions was our September 6, 2017, acquisition of fee simple interests in 49 convenience store and gasoline station properties from Empire Petroleum Partners LLC (d/b/a “Empire”). These properties were simultaneously leased to Empire, a leading regional convenience store and gasoline station operator, under a long-term triple-net unitary lease (the “Empire Transaction”). The Empire properties are located across Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas. The total purchase price for the transaction was $123.1 million, which was funded with a combination of funds from our $104.3 million Equity Offering (as defined below) and funds available under our Credit Agreement. On October 3, 2017, the Company acquired 38 fee simple properties from a U.S. subsidiary of Applegreen PLC (“Applegreen”), the largest convenience store and gasoline station operator in the Republic of Ireland. These properties were simultaneously leased to a U.S. subsidiary of Applegreen under a long-term triple-net unitary lease (the “Applegreen Transaction”). The properties consist of 33 convenience store and gasoline stations, many of which contain nationally recognized food offerings such as Burger King, Subway and Blimpie, and five stand-alone Burger King quick service restaurants, located within the metropolitan market of Columbia, SC. The total purchase price for the transaction was $68.7 million, which was funded with a combination of funds from our $104.3 million Equity Offering and funds available under our Credit Agreement. In addition to the Empire Transaction and the Applegreen Transaction, in 2017, we acquired fee simple interests in 16 convenience store and gasoline station properties in various transactions for an aggregate purchase price of $22.2 million.

During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in various transactions, for an aggregate purchase price of $7.7 million.

Redevelopment Strategy and Activity

We believe that a portion of our properties are located in geographic areas which, together with other factors, may make them well-suited for a new convenience and gasoline use or for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that such alternative types of properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2017, we spent $1.6 million of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2017, we completed two redevelopment projects and $0.4 million of construction-in-progress costs were transferred to buildings and improvements on our consolidated balance sheet.

As of December 31, 2017, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for an alternative single-tenant net lease retail use. In addition, to the nine properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to alternative single-tenant net lease retail uses. As of December 31, 2017, we have signed leases on four properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amount of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amount to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $9.3 million and $12.8 million for the years ended December 31, 2017 and 2016, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis involve highly subjective judgments and, accordingly, actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to shareholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) to measure our performance. FFO and AFFO are generally considered by analysts and investors to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO and AFFO are not in accordance with, or a substitute for, measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

FFO is defined by the National Association of Real Estate Investment Trusts as GAAP net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, impairment charges and cumulative effect of accounting changes. Our definition of AFFO is defined as FFO less (i) Revenue Recognition Adjustments (net of allowances), (ii) changes in environmental estimates, (iii) accretion expense, (iv) environmental litigation accruals, (v) insurance reimbursements, (vi) legal settlements and judgments, (vii) acquisition costs expensed and (viii) other unusual items that are not reflective of our core operating performance. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

Beginning in the fourth quarter of 2017, we revised our definition of AFFO to exclude three additional items – environmental litigation accruals, insurance reimbursements, and legal settlements and judgments – because we believe that these items are not indicative of our core operating performance. While we do not label excluded items as non-recurring, management believes that excluding items from our definition of AFFO that are either non-cash or not reflective of our core operating performance provides analysts and investors the ability to compare our core operating performance between periods. AFFO for the years ended December 31, 2017, 2016 and 2015, have been restated to conform to our revised definition.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our core operating performance. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate and impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO include non-cash changes in environmental estimates and environmental accretion expense, which do not impact our recurring cash flow. GAAP net earnings and FFO also include environmental litigation accruals, insurance reimbursements, and legal settlements and judgments, which items are not indicative of our core operating performance. GAAP net earnings and FFO from time to time may also include acquisition costs expensed and other unusual items that are not reflective of our core operating performance. Acquisition costs are expensed, generally in the period in which properties are acquired and are not reflective of core operating performance.

We pay particular attention to AFFO, as we believe it best represents our core operating performance. In our view, AFFO provides a more accurate depiction than FFO of our core operating performance. By providing AFFO, we believe that we are presenting useful information that assists analysts and investors to better assess our core operating performance. Further, we believe that AFFO is useful in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies. For a reconciliation of FFO and AFFO to GAAP net earnings, see “Item 6. Selected Financial Data”.

Results of Operations

Year ended December 31, 2017, compared to year ended December 31, 2016

Revenues from rental properties included in continuing operations increased by $4.6 million to $101.3 million for the year ended December 31, 2017, as compared to $96.7 million for the year ended December 31, 2016. The increase in revenues from rental properties was primarily due to $3.2 million and $1.4 million of revenue from the properties acquired in the Empire Transaction and Applegreen Transaction, respectively, partially offset by a decrease of $1.4 million of Revenue Recognition Adjustments. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $99.4 million for the year ended December 31, 2017, as compared to $93.3 million for the year ended December 31, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $15.8 million and $15.0 million for the years ended December 31, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $3.0 million for the year ended December 31, 2017, as compared to $3.5 million for the year ended December 31, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due or received during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments increased rental revenue by $2.0 million for the year ended December 31, 2017, and $3.4 million for the year ended December 31, 2016.

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate taxes, state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $22.3 million for the year ended December 31, 2017, as compared to $23.2 million for the year ended December 31, 2016. The decrease in property costs for the year ended December 31, 2017, was principally due to a decrease in rent, maintenance and state and local taxes.

Impairment charges included in continuing operations were $8.3 million for the year ended December 31, 2017, as compared to $8.6 million for the year ended December 31, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2017 and 2016, were primarily attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2017, increased by $0.4 million to $3.1 million, as compared to $2.7 million for the year ended December 31, 2016. The increase in environmental expenses for the year ended December 31, 2017, was principally due to a $0.8 million increase in environmental litigation accrual and legal fees partially offset by a $0.4 million decrease in environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expenses included in continuing operations decreased by $0.3 million to $13.9 million for the year ended December 31, 2017, as compared to $14.2 million for the year ended December 31, 2016. The decrease in general and administrative expenses for the year ended December 31, 2017, was principally due to a $0.4 million decline in legal and professional fees and a $0.4 million decrease of non-recurring employee related expenses predominantly due to reductions in severance and retirement costs partially offset by a $0.5 million increase in employee related expenses.

Recoveries and allowances for uncollectible accounts included in continuing operations increased by $0.6 million to a $0.2 million allowance for the year ended December 31, 2017, as compared to a recovery of $0.4 million for the year ended December 31, 2016.

Depreciation and amortization expense included in continuing operations was $19.1 million for the year ended December 31, 2017, as compared to $19.2 million for the year ended December 31, 2016. The decrease was primarily due to a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate offset by depreciation and amortization of properties acquired.

Gains on dispositions of real estate included in continuing operations were $1.0 million for the year ended December 31, 2017, as compared to $6.4 million for the year ended December 31, 2016. The gains were the result of the sale of 12 properties during each of the years ended December 31, 2017 and 2016, which did not previously meet the criteria to be held for sale. For the year ended December 31, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates.

Other income, net included in continuing operations was $8.5 million for the year ended December 31, 2017, as compared to $2.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, other income was primarily attributable to $1.8 million received from insurance reimbursements and $6.4 million received from legal settlements and judgments. Other income for the year ended December 31, 2016, was primarily attributable to $1.1 million received from insurance reimbursements and $0.5 million received from legal settlements and judgments.

Interest expense was $17.8 million for the year ended December 31, 2017, as compared to $16.6 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the Empire Transaction and Applegreen Transaction.

We report as discontinued operations properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. Earnings from discontinued operations increased by $3.5 million to $2.1 million for the year ended December 31, 2017, as compared to a loss of $1.4 million for the year ended December 31, 2016. Other operating income recorded in discontinued operations, which includes changes in environmental estimates, increased by $0.2 million to $3.2 million for the year ended December 31, 2017, as compared to $3.0 million for the year ended December 31, 2016. There were no dispositions of real estate included in discontinued operations for the year ended December 31, 2017. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the year ended December 31, 2016. For the year ended December 31, 2016, there were two property dispositions recorded in discontinued operations. Impairment charges recorded in discontinued operations during the years ended December 31, 2017 and 2016, of $1.0 million and $4.2 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Environmental expenses and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2017, FFO increased by $10.4 million to $74.6 million, as compared to $64.2 million for the year ended December 31, 2016, and AFFO increased by $4.9 million to $62.0 million, as compared to $57.1 million for the prior year. The increase in FFO for the year ended December 31, 2017, was due to the changes in net earnings but excludes a $3.5 million decrease in impairment charges, a $0.1 million decrease in depreciation and amortization expense and a $5.2 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2017, also excludes a $5.9 million increase in legal settlements and judgments, $0.7 million increase in insurance reimbursements, a $0.2 million increase in environmental litigation accruals, a $0.5 million increase in environmental estimates and accretion expense, a $86 thousand decrease in acquisition costs and a $1.4 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share was $1.26 per share for the year ended December 31, 2017, as compared to $1.12 per share for the year ended December 31, 2016. Basic and diluted FFO per share for the year ended December 31, 2017, was $2.00 per share, as compared to $1.87 per share for the year ended December 31, 2016. Basic and diluted AFFO per share for the year ended December 31, 2017, was $1.66 per share, as compared to $1.67 per share for the year ended December 31, 2016.

Year ended December 31, 2016, compared to year ended December 31, 2015

Revenues from rental properties included in continuing operations increased by $4.9 million to $96.7 million for the year ended December 31, 2016, as compared to $91.8 million for the year ended December 31, 2015. The increase in revenues from rental properties was primarily due to $7.4 million of revenue from the properties acquired in the United Oil Transaction, which closed on June 3, 2015, partially offset by a decrease of $1.1 million of Revenue Recognition Adjustments. Rental income contractually due or received from our tenants included in revenues from rental properties in continuing operations was $93.3 million for the year ended December 31, 2016, as compared to $87.3 million for the year ended December 31, 2015. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $15.0 million and $15.3 million for the years ended December 31, 2016 and 2015, respectively. Interest income on notes and mortgages receivable was $3.5 million for the year ended December 31, 2016, as compared to $3.7 million for the year ended December 31, 2015.

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

Property costs included in continuing operations, which are primarily comprised of rent expense, real estate taxes, state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $23.2 million for the year ended December 31, 2016, as compared to $24.6 million for the year ended December 31, 2015. The decrease in property costs for the year ended December 31, 2016, was principally due to a decrease in reimbursable tenant expenses and real estate taxes paid by us.

Impairment charges included in continuing operations were $8.6 million for the year ended December 31, 2016, as compared to $11.6 million for the year ended December 31, 2015. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2016 and 2015, were primarily attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying value of certain properties in excess of their fair value, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2016, decreased by $3.5 million to $2.7 million, as compared to $6.2 million for the year ended December 31, 2015. The decrease in environmental expenses for the year ended December 31, 2016, was principally due to a $3.4 million decrease in environmental remediation costs and a $0.7 million decrease in professional fees offset by a $0.5 million increase in environmental litigation accrual and legal fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

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

Gains on dispositions of real estate included in continuing operations were $6.4 million for the year ended December 31, 2016, as compared to $2.3 million for the year ended December 31, 2015. The gains were the result of the sale of 12 and 70 properties during the years ended December 31, 2016 and 2015, respectively, which did not previously meet the criteria to be held for sale. For the year ended December 31, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by Ramoco affiliates and the sale of 12 properties. Gains on disposition of real estate vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains for one period, as compared to prior periods.

Other income, net included in continuing operations was $2.0 million for the year ended December 31, 2016, as compared to $18.3 million for the year ended December 31, 2015. Other income for the year ended December 31, 2016, was primarily attributable to $1.1 million received from insurance reimbursements and $0.5 million received from legal settlements and judgments. For the year ended December 31, 2015, other income was primarily the result of distributions we received from legal settlements and judgments from the Marketing Estate of $18.2 million.

Interest expense was $16.6 million for the year ended December 31, 2016, as compared to $14.5 million for the year ended December 31, 2015. The increase for the year ended December 31, 2016, was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the United Oil Transaction.

We reported as discontinued operations the results of two properties accounted for as held for sale in accordance with GAAP as of December 31, 2016, and certain properties disposed of during the periods presented that were previously classified as held for sale. Loss from discontinued operations decreased by $0.7 million to a loss of $1.4 million for the year ended December 31, 2016, as compared to a loss of $2.1 million for the year ended December 31, 2015. The change was primarily due to a decrease in loss from operating activities in discontinued operations and lower gains on dispositions of real estate. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the year ended December 31, 2016, as compared to a gain of $0.3 million for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, there were two and 14 property dispositions, respectively, recorded in discontinued operations. Impairment charges recorded in discontinued operations during the years ended December 31, 2016 and 2015, of $4.2 million and $5.7 million, respectively, were attributable to reductions in our estimates of value for properties held for sale and the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying value of certain properties above their fair value. Gains on disposition of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of change in reported gains and impairment charges for one period, as compared to prior periods.

For the year ended December 31, 2016, FFO decreased by $4.9 million to $64.2 million, as compared to $69.1 million for the year ended December 31, 2015, and AFFO increased by $9.7 million to $57.1 million, as compared to $47.4 million for the prior year. FFO includes the effect of $18.2 million received from the Marketing Estate in 2015, which is included in other income on our consolidated statements of operations. In addition, the decrease in FFO for the year ended December 31, 2016, was due to the changes in net earnings but excludes a $4.6 million decrease in impairment charges, a $2.2 million increase in depreciation and amortization expense and a $3.6 million increase in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2016, also excludes a $17.7 million decrease in legal settlements and judgments, of which $18.2 million was received from the Marketing Estate in 2015, a $1.1 million increase in insurance reimbursements, a $0.4 million increase in environmental litigation accruals, a $0.1 million decrease in the allowance for deferred rent receivable, a $3.1 million increase in environmental estimates and accretion expenses, a $0.3 million decrease in acquisition costs and a $1.1 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Basic and diluted earnings per share was $1.12 per share for the year ended December 31, 2016, as compared to $1.11 per share for the year ended December 31, 2015. Basic and diluted FFO per share for the year ended December 31, 2016, was $1.87 per share, as compared to $2.04 per share for the year ended December 31, 2015. Basic and diluted AFFO per share for the year ended December 31, 2016, was $1.67 per share, as compared to $1.40 per share for the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility which is scheduled to mature in June 2018, proceeds from the sale of shares of our common stock through offerings, from time to time, under our ATM Program and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Credit Agreement, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

Our cash flow activities for the years ended December 31, 2017, 2016 and 2015, are summarized as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash flow provided by operating activities	$56,742	$36,874	$49,688
Net cash flow (used in)/provided by investing activities	(206,217)	12,980	(205,028)
Net cash flow provided by/(used in) financing activities	$157,094	$(41,011)	$155,867

Operating Activities

Net cash flow from operating activities increased by $19.8 million for the year ended December 31, 2017, to $56.7 million, as compared to $36.9 million for the year ended December 31, 2016. The increase in net cash flow from operating activities for the year ended December 31, 2017, is primarily the result of the Empire Transaction and Applegreen Transaction, and the receipt of approximately $6.4 million for legal settlements and judgments. Net cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for property costs, environmental expenses, general and administrative expenses and interest expense. The change in net cash flow provided by operating activities for the years ended December 31, 2017, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and redevelopment activities. Net cash flow from investing activities decreased by $219.2 million for the year ended December 31, 2017, to a use of $206.2 million, as compared to net cash flow provided by investing activities of $13.0 million for the year ended December 31, 2016. The decrease in net cash flow from investing activities for the year ended December 31, 2017, was primarily due to the property acquisitions we made during the year of $214.0 million and a decrease in the collection of notes and mortgage receivable of $15.6 million.

Financing Activities

Net cash flow provided by financing activities increased by $198.1 million for the year ended December 31, 2017, to $157.1 million as compared to a use of $41.0 million for the year ended December 31, 2016. The increase in net cash flow from financing activities for the year ended December 31, 2017, was primarily due to an increase in net borrowings under our Revolving Facility of $30.0 million, as compared to net repayments of $19.0 million for the year ended December 31, 2016, an increase in borrowings under the Second Restated Prudential Note Purchase Agreement of $50.0 million and an increase in net proceeds from issuance of common stock of $104.3 million from our Equity Offering (as defined below).

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

Debt Maturities

The amounts outstanding under our Credit Agreement and Second Restated Prudential Note Purchase Agreement, exclusive of extension options, are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2017	December 31, 2016
Unsecured Revolving Credit Facility	June 2018	3.72%	$105,000	$75,000
Unsecured Term Loan	June 2020	3.85%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	—
Total debt			380,000	300,000
Unamortized debt issuance costs, net			(842)	(1,456)
Total debt, net			$379,158	$298,544

As of December 31, 2017, we are in compliance with all of the material terms of the Credit Agreement and Second Restated Prudential Note Purchase Agreement.

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters 4.1 million shares of common stock (the “Equity Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 0.6 million shares of common stock. We received net proceeds from the Equity Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104.3 million after deducting the underwriting discount and offering expenses. The net proceeds of the Equity Offering were used to repay amounts outstanding under our Revolving Facility and subsequently were used to fund the Empire Transaction and the Applegreen Transaction.

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

During the years ended December 31, 2017 and 2016, we issued 0.5 million and 0.7 million shares of our common stock, respectively, and received net proceeds of $13.5 million and $14.9 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station properties for an aggregate purchase price of $214.0 million. During the year ended December 31, 2016, we acquired fee simple or leasehold interests in three convenience store and gasoline station properties and an adjacent parcel of land to an existing property for a redevelopment project, in various transactions, for an aggregate purchase price of $7.7 million. For additional information regarding our property acquisitions see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for an alternative single-tenant net lease retail use. For the year ended December 31, 2017, we spent $1.6 million of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2017, we completed two redevelopment projects and $0.4 million of construction-in-progress costs were transferred to buildings and improvements on our consolidated balance sheet. As of December 31, 2017, we have completed three redevelopment projects for aggregate cost of $1.4 million.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2017, we have a remaining commitment to fund up to $8.7 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now leased in unitary triple net leases with other tenants.

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

Cash dividends paid to our shareholders aggregated $39.3 million, $36.2 million and $35.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, during the year ended December 31, 2016, we paid $4.4 million in stock dividends as part of a special dividend. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2017, were comprised of borrowings under the Credit Agreement and the Second Restated Prudential Note Purchase Agreement (excluding extension options and unamortized debt issuance costs), operating and capital lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties which were previously leased to Marketing.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2017, exclusive of extension options, are summarized below (in thousands):

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating and capital leases	$24,150	$6,062	$9,649	$5,111	$3,328
Credit agreement	155,000	105,000	50,000	—	—
Senior unsecured notes	225,000	—	—	100,000	125,000
Interest on debt (a)	63,952	15,952	27,508	13,696	6,796
Estimated environmental remediation expenditures (b)	63,565	13,932	24,281	12,639	12,713
Capital improvements (c)	8,735	124	574	315	7,722
Total	$540,402	$141,070	$112,012	$131,761	$155,559

(a)	For our Credit Agreement, which bears interest at floating rates, future interest expense was calculated using the cost of borrowing as of December 31, 2017.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
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

Critical Accounting Policies and Estimates

The consolidated financial statements included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data”. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed as described below.

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

In July 2012, we purchased a ten-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. In addition to the environmental insurance policy purchased by the Company, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the U.S. Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned polices, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant or other counterparty does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that our tenant or other counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant or other counterparty fails to pay them. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liability at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liability quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2017, we had accrued a total of $63.6 million for our prospective environmental remediation obligations. This accrual includes (a) $18.6 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74.5 million for our prospective environmental remediation obligations. This accrual includes (a) $29.5 million, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3.4 million, $4.1 million and $4.8 million of net accretion expense was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2017, 2016 and 2015, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $6.9 million, $7.0 million and $4.6 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2017 and 2016, we increased the carrying value of certain of our properties by $5.5 million and $11.3 million, respectively, due to increases in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying value of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, were $4.3 million, $5.1 million and $6.0 million, respectively. Capitalized asset retirement costs were $45.4 million (consisting of $18.7 million of known environmental liabilities and $26.7 million of reserves for future environmental liabilities) and $49.1 million (consisting of $20.6 million of known environmental liabilities and $28.5 million of reserves for future environmental liabilities) as of December 31, 2017 and 2016, respectively. We recorded impairment charges aggregating $6.9 million and $11.7 million for the years ended December 31, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2017 and 2016, we had accrued an aggregate $12.3 million and $11.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale NY, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. See “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information with respect to these and other pending environmental lawsuits and claims.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $225.0 million senior unsecured credit agreement (the “Credit Agreement”) entered into on June 2, 2015, and amended on February 21, 2017, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consists of a $175.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in June 2018 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in June 2020. Subject to the terms of the Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to June 2019 and (b) increase by $75.0 million the amount of the Revolving Facility to $250.0 million. The Credit Agreement incurs interest and fees at various rates based on our net debt to EBITDA ratio (as defined in the Credit Agreement) at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.95% to 2.25% or a LIBOR rate plus a margin of 1.95% to 3.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.90% to 2.20% or a LIBOR rate plus a margin of 1.90% to 3.20%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at floating interest rates under the Credit Agreement as of December 31, 2017, were $155.0 million.

Based on our average outstanding borrowings under the Credit Agreement of $155.0 million for the year ended December 31, 2017, an increase in market interest rates of 1.00% for 2018 would decrease our 2018 net income and cash flows by approximately $1.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $155.0 million outstanding borrowings under the Credit Agreement is indicative of our future average floating interest rate borrowings for 2018 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8.    Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
ASSETS:
Real Estate:
Land	$589,497	$474,115
Buildings and improvements	379,785	306,980
Construction in progress	1,682	426
	970,964	781,521
Less accumulated depreciation and amortization	(133,353)	(120,576)
Real estate held for use, net	837,611	660,945
Real estate held for sale, net	—	645
Real estate, net	837,611	661,590
Investment in direct financing leases, net	89,587	92,097
Notes and mortgages receivable	32,366	32,737
Cash and cash equivalents	19,992	12,523
Restricted cash	821	671
Deferred rent receivable	33,610	29,966
Accounts receivable, net of allowance of $1,840 and $2,006, respectively	3,712	4,118
Prepaid expenses and other assets	55,055	43,604
Total assets	$1,072,754	$877,306
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$154,502	$123,801
Senior unsecured notes, net	224,656	174,743
Environmental remediation obligations	63,565	74,516
Dividends payable	12,846	9,742
Accounts payable and accrued liabilities	63,490	63,586
Total liabilities	519,059	446,388
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 and 20,000,000 shares authorized, respectively; unissued	—	—
Common stock, $0.01 par value; 60,000,000 and 50,000,000 shares authorized, respectively; 39,696,110 and 34,393,114 shares issued and outstanding, respectively	397	344
Additional paid-in capital	604,872	485,659
Dividends paid in excess of earnings	(51,574)	(55,085)
Total shareholders’ equity	553,695	430,918
Total liabilities and shareholders’ equity	$1,072,754	$877,306

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues:
Revenues from rental properties	$101,332	$96,711	$91,822
Tenant reimbursements	15,829	15,017	15,256
Interest on notes and mortgages receivable	2,992	3,543	3,698
Total revenues	120,153	115,271	110,776
Operating expenses:
Property costs	22,345	23,205	24,583
Impairments	8,279	8,566	11,615
Environmental	3,098	2,654	6,223
General and administrative	13,879	14,155	16,930
Allowance (recoveries) for uncollectible accounts	205	(448)	1,053
Depreciation and amortization	19,089	19,170	16,974
Total operating expenses	66,895	67,302	77,378
Operating income	53,258	47,969	33,398
Gains on dispositions of real estate	1,041	6,390	2,272
Other income, net	8,518	2,027	18,301
Interest expense	(17,769)	(16,561)	(14,493)
Earnings from continuing operations	45,048	39,825	39,478
Discontinued operations:
Earnings (loss) from operating activities	2,138	(1,236)	(2,407)
(Loss) gains on dispositions of real estate	—	(178)	339
Earnings (loss) from discontinued operations	2,138	(1,414)	(2,068)
Net earnings	$47,186	$38,411	$37,410
Basic and diluted earnings per common share:
Earnings from continuing operations	$1.20	$1.16	$1.17
Earnings (loss) earnings from discontinued operations	0.06	(0.04)	(0.06)
Net earnings	$1.26	$1.12	$1.11
Weighted average common shares outstanding:
Basic and diluted	36,897	33,806	33,420

Dividends declared per common share	$1.16	$1.03	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,186	$38,411	$37,410
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	19,089	19,170	16,974
Impairment charges	9,321	12,814	17,361
(Gains) loss on dispositions of real estate
Continuing operations	(1,041)	(6,390)	(2,272)
Discontinued operations	—	178	(339)
Deferred rent receivable	(3,644)	(4,516)	(4,401)
Allowance (recoveries) for uncollectible accounts	205	(448)	1,089
Amortization of above-market and below-market leases	(522)	(569)	(1,496)
Amortization of credit agreement and senior unsecured notes origination costs	771	851	1,150
Accretion expense	3,448	4,107	4,829
Stock-based employee compensation expense	1,350	1,426	1,090
Changes in assets and liabilities:
Accounts receivable	(1,295)	(2,383)	(1,546)
Prepaid expenses and other assets	489	445	(189)
Environmental remediation obligations	(19,798)	(24,640)	(23,485)
Accounts payable and accrued liabilities	1,183	(1,582)	3,513
Net cash flow provided by operating activities	56,742	36,874	49,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(214,000)	(7,688)	(219,192)
Capital expenditures	(434)	(298)	(334)
Addition to construction in progress	(1,255)	(406)	(687)
Proceeds from dispositions of real estate
Continuing operations	2,739	3,957	5,604
Discontinued operations	—	88	1,424
Deposits for property acquisitions	2,346	(2,206)	2,844
Amortization of investment in direct financing leases	2,511	2,001	1,666
Collection of notes and mortgages receivable	1,876	17,532	3,647
Net cash flow (used in) provided by investing activities	(206,217)	12,980	(205,028)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	135,000	8,000	186,000
Repayments under credit agreements	(105,000)	(27,000)	(67,000)
Proceeds from senior unsecured notes	50,000	—	75,000
Payments of capital lease obligations	(342)	(236)	(249)
Repayment of mortgage payable	—	(400)	(50)
Payments of cash dividends	(39,299)	(36,231)	(35,150)
Payments of loan origination costs	(157)	—	(2,432)
Security deposits received (refunded)	247	260	(187)
Payments in settlement of restricted stock units	(1,195)	(290)	(65)
Proceeds from issuance of common stock, net - equity offering	104,312	—	—
Proceeds from issuance of common stock, net - ATM	13,528	14,886	—
Net cash flow provided by (used in) financing activities	157,094	(41,011)	155,867
Change in cash, cash equivalents and restricted cash	7,619	8,843	527
Cash, cash equivalents and restricted cash at beginning of year	13,194	4,351	3,824
Cash, cash equivalents and restricted cash at end of year	$20,813	$13,194	$4,351

	Year ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$16,435	$15,707	$12,643
Income taxes	(195)	368	341
Environmental remediation obligations	12,944	17,633	19,123
Non-cash transactions
Dividends declared but not yet paid	12,846	9,742	15,897
Issuance of notes and mortgages receivable related to property dispositions	1,505	1,814	17,876
Accrued construction in progress	$—	$—	$268

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

Reclassifications

Certain prior years amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2017.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are capitalized and allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. See Note 13 for additional information regarding property acquisitions.

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

Depreciation and Amortization

Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Asset retirement costs are depreciated over the shorter of the remaining useful lives of USTs or 10 years for asset retirement costs related to environmental remediation obligations, which costs are attributable to the group of assets identified at a property. Leasehold interests and in-place leases are amortized over the remaining term of the underlying lease.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the years ended December 31, 2017 and 2016.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2017 and 2016, restricted cash of $821,000 and $671,000, respectively, consisted of security deposits received from our tenants.

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

We recorded impairment charges aggregating $9,321,000, $12,814,000 and $17,361,000 for the years ended December 31, 2017, 2016 and 2015, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $3,288,000 of the $9,321,000 in impairments recognized during the year ended December 31, 2017) and (ii) discounted cash flow models (this method was used to determine $451,000 of the $9,321,000 in impairments recognized during the year ended December 31, 2017). During the year ended December 31, 2017, we recorded $5,582,000 of the $9,321,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying value of certain properties in excess of their fair value.

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

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease (the “Ramoco Lease”) with Hanuman Business, Inc. (d/b/a “Ramoco”), and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the Ramoco Lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including a seller financing mortgage of $13,900,000, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of the gain by the full accrual method. Accordingly, we recorded a deferred gain of $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage and, as a result, the deferred gain was recognized in our consolidated statements of operations for the year ended December 31, 2016.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of the best estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09. These ASUs do not change the core principles of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most of the existing revenue recognition guidance. We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that only sales of real estate fall under the scope of Topic 606. Specifically, we evaluated the impact of the guidance on timing of gain recognition for dispositions and concluded there was no impact to our consolidated financial statements. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date. Our revenue-producing contracts are primarily leases that are not within the scope of ASU 2014-09. Effective

January 1, 2018, we adopted ASU 2014-09 and the related practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09, on a modified retrospective basis. Therefore, we have concluded that adoption of the new revenue recognition guidance is not expected to have an impact on our consolidated financial statements or notes to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-2 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for fiscal years, and for interim periods within those years, beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB released an exposure draft to ASU 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provide a practical expedient for lessors that would permit lessors to not be required to separate nonlease components from the associated lease components if certain conditions are met. We continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee we expect to record a lease liability and a right of use asset on our consolidated financial statements upon adoption. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not have an impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. Effective January 1, 2018, we adopted ASU 2016-15. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that amounts classified as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective for annual periods beginning after December 15, 2017, (with early adoption permitted) and will be applied using a retrospective transition method to each period presented. We early adopted ASU 2016-18 on January 1, 2017. As a result of this adoption, we include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than activities within the statement. At December 31, 2017 and 2016, restricted cash consisted of security deposits received from our tenants.

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

On February 22, 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. ASU 2017-05 requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. Effective January 1, 2018, we adopted ASU 2017-05 on a modified retrospective basis. Upon adoption, we will appropriately apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or notes to our consolidated financial statements.

NOTE 2. — LEASES

As of December 31, 2017, we owned 828 properties and leased 79 properties from third-party landlords. These 907 properties are located in 28 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 5 for additional information regarding environmental obligations. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Revenues from rental properties included in continuing operations for the years ended December 31, 2017, 2016 and 2015, were $101,332,000, $96,711,000 and $91,822,000, respectively. Rental income contractually due or received from our tenants in revenues from rental properties included in continuing operations was $99,355,000, $93,294,000 and $87,280,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $1,976,000, $3,417,000 and $4,471,000 for the years ended December 2017, 2016 and 2015, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves at December 31, 2017 and 2016, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations were $15,829,000, $15,017,000 and $15,256,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

We incurred $126,000, $148,000 and $120,000 of lease origination costs for the years ended December 31, 2017, 2016 and 2015, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $89,587,000 investment in direct financing leases as of December 31, 2017, are minimum lease payments receivable of $154,441,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $78,833,000. The components of the $92,097,000 investment in direct financing leases as of December 31, 2016, are minimum lease payments receivable of $167,064,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $88,946,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Direct Financing Leases	Total
2018	$95,991	$12,872	$108,863
2019	97,000	13,079	110,079
2020	93,252	13,375	106,627
2021	90,210	13,552	103,762
2022	89,582	13,616	103,198
Thereafter	676,461	87,947	764,408

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience stores and gasoline stations. The leased properties have a remaining lease term averaging approximately nine years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2018 — $6,062,000, 2019 — $5,378,000, 2020 — $4,271,000, 2021 — $3,358,000, 2022 — $1,753,000 and $3,328,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $5,091,000, $5,376,000 and $5,918,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in property costs using the straight-line method. Rent received under subleases for the years ended December 31, 2017, 2016 and 2015, was $9,296,000, $9,153,000 and $9,653,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2017, we had three significant tenants by revenue:

•

We leased 163 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 21% of our total revenues for the years ended December 31, 2017 and 2016. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 15% of our total revenues for the years ended December 31, 2017 and 2016.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 13% and 15% of our total revenues for the years ended December 31, 2017 and 2016, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Marketing and the Master Lease

As of December 31, 2017, 383 of the properties we own or lease were previously leased to Getty Petroleum Marketing Inc. (“Marketing”) pursuant to a master lease (the “Master Lease”). In December 2011, Marketing filed with the U.S. Bankruptcy Court for Chapter 11 bankruptcy protection. The bankruptcy proceedings resulted in the termination of the Master Lease effective April 30, 2012, followed by the liquidation of Marketing, which culminated with final distributions to creditors in November 2015. The $18,177,000 received from the Marketing estate for the year ended December 31, 2015, is included in other income on our consolidated statements of operations.

As of December 31, 2017, we have entered into long-term triple-net leases with petroleum distributors for 14 separate property portfolios comprising 338 properties in the aggregate and 28 properties leased as single unit triple-net leases, that were previously leased to Marketing. The long-term triple-net leases with petroleum distributors are unitary triple-net lease agreements generally with an initial term of 15 or 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2017, we have a remaining commitment to fund up to $8,735,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the terms of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2017, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 was recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

NOTE 3. — COMMITMENTS AND CONTINGENCIES

Credit Risk

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2017 and 2016, we had accrued $12,311,000 and $11,768,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions for litigation losses aggregating $1,044,000 and $801,000 for certain of these matters during the years ended December 31, 2017 and 2016, respectively. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale NY, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process is scheduled to conclude by mid-2019.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount we have accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. Plaintiffs have recently filed a Second Amended Complaint naming additional defendants and adding factual allegations intended to bolster their claims against the defendants. We have joined with other defendants in the filing of a motion to dismiss the claims against us. This motion is pending with the Court. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a Complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland (the “Complaint”). The Complaint was served upon us on January 19, 2018. The Complaint names us and more than 60 other defendants, including petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The Complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. It is unclear whether the matter will ultimately be removed to the MTBE MDL proceedings or remain in federal court in Maryland. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Uniondale, NY Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third party complaint against Hess Corporation and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of December 31, 2017, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 4. — DEBT

The amounts outstanding under our Credit Agreement and Second Restated Prudential Note Purchase Agreement (both defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2017	December 31, 2016
Unsecured Revolving Credit Facility	June 2018	3.72%	$105,000	$75,000
Unsecured Term Loan	June 2020	3.85%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	—
Total debt			380,000	300,000
Unamortized debt issuance costs, net			(842)	(1,456)
Total debt, net			$379,158	$298,544

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

As of December 31, 2017, we are in compliance with all of the material terms of the Credit Agreement and Second Restated Prudential Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2017, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2018 (a)	105,000	$—	$—	$105,000
2019	—	—	—	—
2020	—	50,000	—	50,000
2021	—	—	100,000	100,000
2022	—	—	—	—
Thereafter	—	—	125,000	125,000
Total	$105,000	$50,000	$225,000	$380,000

(a)	The Revolving Facility matures in June 2018 and may be extended for one year at our election, subject to the terms of the Credit Agreement and our continued compliance with its provisions.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy is to obtain protection predominantly for significant events. No assurances can be given that we will obtain a net financial benefit from this investment. In addition to the environmental insurance policy purchased by the Company, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the U.S. Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned polices, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant or other counterparty does not satisfy them. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We are required to accrue for environmental liabilities that we believe are allocable to others under our leases and other agreements if we determine that it is probable that our tenant or other counterparty will not meet its environmental obligations. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant or other counterparty fails to pay them. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents the best estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2017, we had accrued a total of $63,565,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $18,537,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,028,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2016, we had accrued a total of $74,516,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $29,507,000, which was our best estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,009,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $3,448,000, $4,107,000 and $4,829,000 of net accretion expense was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2017, 2016 and 2015, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $6,854,000, $7,007,000 and $4,639,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2017 and 2016, we increased the carrying value of certain of our properties by $5,477,000 and $11,346,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, were $4,347,000, $5,126,000 and $5,997,000, respectively. Capitalized asset retirement costs were $45,380,000 (consisting of $18,692,000 of known environmental liabilities and $26,688,000 of reserves for future environmental liabilities) and $49,125,000 (consisting of $20,636,000 of known environmental liabilities and $28,489,000 of reserves for future environmental liabilities) as of December 31, 2017 and 2016, respectively. We recorded impairment charges aggregating $6,932,000 and $11,658,000 for the years ended December 31, 2017 and 2016, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

NOTE 6. — INCOME TAXES

Net cash (refunded) paid for income taxes for the years ended December 31, 2017, 2016 and 2015, of $(195,000), $368,000 and $341,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2017, 2016 and 2015, were: ordinary income of 100.0%, 61.6% and 83.8%, capital gain distributions of 0.0%, 34.4% and 16.2% and non-taxable distributions of 0.0%, 4.0% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2014, 2015 and 2016, and tax returns which will be filed for the year ended 2017, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2017 or 2016. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2014	33,417	$334	$463,314	$(56,624)	$407,024
Net earnings				37,410	37,410
Dividends declared — $1.15 per share				(38,897)	(38,897)
Stock-based compensation and settlements	5	—	1,024	—	1,024
BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561
Net earnings				38,411	38,411
Dividends declared — $1.03 per share				(35,385)	(35,385)
Shares issued pursuant to ATM Program, net	653	7	14,879	—	14,886
Shares issued pursuant to stock dividends	256	3	4,409	—	4,412
Shares issued pursuant to dividend reinvestment	43	—	897	—	897
Stock-based compensation and settlements	19	—	1,136	—	1,136
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				47,186	47,186
Dividends declared — $1.16 per share				(43,675)	(43,675)
Shares issued pursuant to Equity Offering, net	4,715	47	104,265	—	104,312
Shares issued pursuant to ATM Program, net	513	5	13,523	—	13,528
Shares issued pursuant to dividend reinvestment	48	1	1,270	—	1,271
Stock-based compensation and settlements	27	—	155	—	155
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695

On March 1, 2017, our Board of Directors granted 94,250 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. We have a stock option plan (the “Stock Option Plan”) under which our authorization to grant options has expired. As of December 31, 2017, there were no options outstanding. As of December 31, 2016, there were 5,000 options outstanding which were exercisable at $27.68 and expired on May 15, 2017. As of December 31, 2016, the 5,000 stock options outstanding had no intrinsic value.

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

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters 4,100,000 shares of common stock (the “Equity Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 615,000 shares of common stock. We received net proceeds from the Equity Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104,312,000 after deducting the underwriting discount and offering expenses. The net proceeds of the Equity Offering were used to repay amounts outstanding under our Revolving Facility and subsequently were used to fund the Empire Transaction and Applegreen Transaction.

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

During the years ended December 31, 2017 and 2016, we issued 513,000 and 653,000 shares of common stock, respectively, and received net proceeds of $13,528,000 and $14,886,000, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the year ended December 31, 2017, we paid regular quarterly cash dividends of $39,299,000 or $1.12 per share. For the year ended December 31, 2016, we paid dividends of $40,643,000 or $1.22 per share (which consisted of $33,202,000 or $1.00 per share of regular quarterly cash dividends and a $7,441,000 or $0.22 per share special cash and stock dividend).

On November 25, 2015, our Board of Directors declared a special dividend of $0.22 per share payable in either cash or common stock. The aggregate amount of cash to be distributed by the Company was a minimum of 20% of the total distribution and a maximum of 40% of the total distribution, with the remainder to be paid in shares of common stock. As a result, we made cash payments aggregating $2,941,000 and issued 255,747 shares of common stock to our shareholders.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2017 and 2016, we issued 47,922 and 42,681 shares of common stock, respectively, under the dividend reinvestment plan and received process of $1,271,000 and $897,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,350,000, $1,426,000 and $1,090,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In May 2014, an Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Restated Plan”) was approved at our annual meeting of shareholders. The Restated Plan maintained the 2004 Plan’s authorization to grant awards with respect to an aggregate of 1,000,000 shares of common stock, extended the term to May 2019 and increased the aggregate maximum number of shares of common stock that may be subject to awards granted during any calendar year to 100,000. In May 2017, the Second Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Second Restated Plan”) was approved at our annual meeting of shareholders, in order to, among other things, (i) increase by 500,000 to a total of 1,500,000 the aggregate number of shares that the Company may issue under awards granted pursuant to the Second Restated Plan; (ii) increase from 100,000 to 200,000 the maximum number of shares that may be subject to awards made in a calendar year to all participants under the Second Restated Plan; and (iii) extended the term of the Second Restated Plan to May 2022. RSUs awarded under the Second Restated Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant.

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

We awarded to employees and directors 94,250, 86,600 and 79,250 RSUs and dividend equivalents in 2017, 2016 and 2015, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after grant or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other shareholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2017, 2016 and 2015, dividend equivalents aggregating approximately $542,000, $445,000 and $464,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2014	332,525
Granted	79,250	$1,429,700	$18.04
Settled	(8,160)	$144,300	$17.68
Cancelled	(3,240)	$55,600	$17.16
RSUs OUTSTANDING AT DECEMBER 31, 2015	400,375
Granted	86,600	$1,593,400	$18.40
Settled	(34,650)	$635,800	$18.35
Cancelled	(22,550)	$415,400	$18.42
RSUs OUTSTANDING AT DECEMBER 31, 2016	429,775
Granted	94,250	$2,484,400	$26.36
Settled	(51,770)	$1,306,300	$25.23
Cancelled	(23,330)	$587,100	$25.17
RSUs OUTSTANDING AT DECEMBER 31, 2017	448,925

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2017, 2016 and 2015, was $1,328,000, $1,418,000 and $1,083,000, respectively, and is included in general and administrative expenses in our consolidated statements of operations. As of December 31, 2017, there was $3,767,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately two years. The aggregate intrinsic value of the 448,925 outstanding RSUs and the 225,385 vested RSUs as of December 31, 2017, was $12,193,000 and $6,121,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2014	154,855
Vested	55,649	$954,400
Settled	(8,160)	$144,300
RSUs VESTED AT DECEMBER 31, 2015	202,344
Vested	54,125	$1,379,600
Settled	(34,650)	$635,800
RSUs VESTED AT DECEMBER 31, 2016	221,819
Vested	55,336	$1,502,900
Settled	(51,770)	$1,306,300
RSUs VESTED AT DECEMBER 31, 2017	225,385

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $282,000, $268,000 and $284,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2017 and 2016, we distributed $278,000 and $469,000, respectively from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2015.

NOTE 9. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of shares of our common stock in settlement of RSUs which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of December 31, 2017. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of December 31, 2016 and 2015, respectively.

	Year ended December 31,
(in thousands):	2017	2016	2015
Earnings from continuing operations	$45,048	$39,825	$39,478
Less dividend equivalents attributable to RSUs outstanding	(567)	(482)	(460)
Earnings from continuing operations attributable to common shareholders	44,481	39,343	39,018
Earnings (loss) from discontinued operations	2,138	(1,414)	(2,068)
Less dividend equivalents attributable to RSUs outstanding	—	—	—
Earnings (loss) from discontinued operations attributable to common shareholders	2,138	(1,414)	(2,068)
Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$46,619	$37,929	$36,950
Weighted average common shares outstanding:
Basic and diluted	36,897	33,806	33,420
RSUs outstanding at the end of the period	449	430	400
Basic and diluted earnings per common share	$1.26	$1.12	$1.11

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2017 and 2016, the carrying value of the borrowings outstanding under the Credit Agreement approximated fair value. As of December 31, 2017 and 2016, the fair value of the borrowings under the senior unsecured notes was $233,500,000 and $181,000,000, respectively. The fair value of the borrowings outstanding as of December 31, 2017 and 2016, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, risk profile and projected average borrowings outstanding or borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$451	$—	$—	$451
Liabilities:
Deferred compensation	$—	$451	$—	$451

The following summarizes as of December 31, 2016, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$565	$—	$—	$565
Liabilities:
Deferred compensation	$—	$565	$—	$565

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2017 and 2016, of $2,785,000 and $2,718,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

During the year ended December 31, 2017, we sold 12 properties and a portion of one property resulting in a recognized gain of $1,025,000 that did not meet the criteria to be classified as discontinued operations and, as a result, the gain on dispositions of real estate for the year ended December 31, 2017, was reflected in our earnings from continuing operations. We also received funds from property condemnations resulting in a gain of $16,000.

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

As a result of a change in circumstances that was previously considered unlikely, we reclassified the remaining two properties from held for sale to held and used as these properties no longer met the criteria to be held for sale during the second quarter of 2017. The properties that were reclassified to held and used were measured and recorded at the lower of (i) their carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell. As of December 31, 2017, there were no properties that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following at December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Land	$—	$117
Buildings and improvements	—	528
	—	645
Accumulated depreciation and amortization	—	—
Real estate held for sale, net	$—	$645

The revenue from rental properties, impairment charges, other operating expenses and gains/losses from dispositions of real estate related to these properties are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Total revenues	$—	$—	$121
Impairments	(1,042)	(4,248)	(5,746)
Other operating income	3,180	3,012	3,218
Earnings (loss) from operating activities	2,138	(1,236)	(2,407)
(Loss) gains from dispositions of real estate	—	(178)	339
Earnings (loss) from discontinued operations	$2,138	$(1,414)	$(2,068)

NOTE 12. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (unaudited as to quarterly information) (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2017	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$23,897	$24,364	$24,913	$28,158
Earnings from continuing operations	7,716	14,551	9,460	13,321
Net earnings	$9,704	$15,106	$9,340	$13,036
Diluted earnings per common share:
Earnings from continuing operations	$0.22	$0.41	$0.24	$0.33
Net earnings	$0.28	$0.43	$0.24	$0.33

Year Ended December 31, 2016	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$24,073	$23,874	$23,989	$24,775
Earnings from continuing operations	7,751	13,529	9,210	9,335
Net earnings	$7,703	$13,576	$8,804	$8,328
Diluted earnings per common share:
Earnings from continuing operations	$0.23	$0.40	$0.27	$0.27
Net earnings	$0.23	$0.40	$0.26	$0.24

NOTE 13. — PROPERTY ACQUISITIONS

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station properties for an aggregate purchase price of $214,000,000.

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

On September 6, 2017, we acquired fee simple interests in 49 convenience store and gasoline station properties (the “Empire Properties”) for $123,126,000 and entered into a unitary lease with Empire Petroleum Partners, LLC (“Empire”) at the closing of the transaction (the “Empire Transaction”). We funded the Empire Transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Empire to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The Empire Properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas.

We accounted for the acquisition of the Empire Properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $75,674,000 of the purchase price to land, $38,205,000 to buildings and improvements, $189,000 to above market leases and $9,058,000 to in-place leases.

On October 3, 2017, we acquired 38 fee simple properties (the “Applegreen Properties”) for $68,710,000 and entered into a unitary lease with U.S. subsidiary of Applegreen PLC (“Applegreen”) at the closing of the transaction (the “Applegreen Transaction”). We funded the Applegreen Transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter. The Applegreen Properties consist of 33 convenience store and gasoline stations, and five stand-alone Burger King quick service restaurants located within the metropolitan market of Columbia, SC.

We accounted for the acquisition of the Applegreen Properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $36,874,000 of the purchase price to land, $27,431,000 to buildings and improvements, $961,000 to above market leases, $1,104,000 to below market leases, which is accounted for as a deferred liability, and $4,548,000 to in-place leases.

In addition, during the year ended December 31, 2017, we acquired fee simple interests in 16 convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $22,164,000. We accounted for these transactions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these transactions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,800,000 of the purchase price to land, $14,424,000 to buildings and improvements, $1,028,000 to below market leases, which is accounted for as a deferred liability, and $2,969,000 to in-place leases.

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

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing our historical financial statements and the combined effect of additional revenue and expenses from the properties acquired in the United Oil Transaction assuming that the acquisitions had occurred on January 1, 2014, after giving effect to certain adjustments resulting from the straight-lining of scheduled rent increases. The following information also gives effect to the additional interest expense resulting from the assumed increase in borrowings outstanding under the Credit Agreement and the Second Restated Prudential Note Purchase Agreement to fund the transaction. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the transaction reflected herein been consummated on the dates indicated or that will be achieved in the future.

(in thousands, except per share data)	Year ended December 31,
2015
Revenues from continuing operations	$118,045
Earnings from continuing operations	$40,872
Basic and diluted earnings from continuing operations per common share	$1.21

Total revenues for the United Oil Transaction included in continuing operations were $17,625,000, $17,631,000 and $10,177,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Net earnings for the United Oil Transaction were $12,087,000, $11,762,000 and $6,952,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $3,189,000 and $2,527,000 (net of accumulated amortization of $4,698,000 and $4,210,000, respectively) at December 31, 2017 and 2016, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $22,714,000 and $22,539,000 (net of accumulated amortization of $15,578,000 and $13,619,000, respectively) at December 31, 2017 and 2016, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. In-place leases are included in prepaid expenses and other assets and had a balance of $35,704,000 and $20,984,000 (net of accumulated amortization of $7,043,000 and $5,187,000, respectively) at December 31, 2017 and 2016, respectively. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,791,000, $1,833,000 and $1,426,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense included amortization from acquired leases of $320,000 for the year ended December 31, 2017, and $333,000 for the years ended December 31, 2016 and 2015. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $1,855,000, $1,395,000 and $1,019,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2018	$124,000	$2,155,000	$2,587,000
2019	107,000	2,075,000	2,567,000
2020	101,000	1,669,000	2,503,000
2021	92,000	1,495,000	2,474,000
2022	83,000	1,416,000	2,456,000
Thereafter	919,000	13,904,000	23,117,000
	$1,426,000	$22,714,000	$35,704,000

As Lessee:	Below-Market Leases
Year ending December 31,
2018	$317,000
2019	312,000
2020	222,000
2021	157,000
2022	127,000
Thereafter	628,000
$1,763,000

NOTE 15. — SUBSEQUENT EVENTS

We have evaluated events and transactions occurring after December 31, 2017, for recognition or disclosure purposes. Based on this evaluation there were no significant subsequent events from December 31, 2017, through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Getty Realty Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

We have served as the Company’s auditor since at least 1975. We have not determined the specific year we began serving as auditor of the Company.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

Item 9B.    Other Information

As of December 31, 2017, we leased 77 convenience store and gasoline station properties pursuant to three separate, cross-defaulted, unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, these properties leased to United Oil accounted for 21% of our total assets at December 31, 2017. United Oil is wholly owned subsidiary of CF United LLC.

The selected combined audited financial data of CF United LLC, which has been prepared by CF United LLC’s management, is provided below (in thousands):

Operating Data:

	Year ended December 31,
	2017	2016
Total income	$1,258,169	$1,161,150
Total costs of operations and operating expenses	1,241,369	1,134,585
Net income	$4,749	$24,338

Balance Sheet Data:

	December 31,
	2017	2016
Current assets	$107,845	$73,019
Noncurrent assets	250,407	262,228
Current liabilities	67,658	65,031
Noncurrent liabilities	$279,332	$140,794

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

Name	Age	Position	Officer Since
Christopher J. Constant	39	President, Chief Executive Officer and Director	2012
Mark J. Olear	53	Executive Vice President and Chief Operating Officer	2014
Joshua Dicker	57	Executive Vice President, General Counsel and Secretary	2008
Danion Fielding	46	Vice President, Chief Financial Officer and Treasurer	2016

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

Mr. Dicker has served as Executive Vice President, General Counsel and Secretary since May 2017. He was Senior Vice President, General Counsel and Secretary since 2012. He was Vice President, General Counsel and Secretary since February 2009. Prior to joining the Company in 2008, he was a partner at the law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters.

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

There were no such relationships or transactions to report for the year ended December 31, 2017.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

The following Financial Statement Schedules are included beginning on page 74 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2017
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2017

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 94 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Getty Realty Corp.:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2018 appearing in the 2017 Annual Report to Shareholders of Getty Realty Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2017, 2016 and 2015

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2017:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$2,006	$420	$586	$1,840
December 31, 2016:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$2,634	$855	$1,483	$2,006
December 31, 2015:
Allowance for deferred rent receivable	$7,009	$—	$7,009	$—
Allowance for accounts receivable	$4,160	$1,778	$3,304	$2,634

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2017

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2017	2016	2015
Investment in real estate:
Balance at beginning of year	$782,166	$783,233	$595,959
Acquisitions and capital expenditures	205,598	19,097	233,785
Impairments	(10,623)	(13,590)	(20,606)
Sales and condemnations	(4,520)	(6,379)	(25,019)
Lease expirations/settlements	(1,657)	(195)	(886)
Balance at end of year	$970,964	$782,166	$783,233

Accumulated depreciation and amortization:
Balance at beginning of year	$120,576	$107,370	$100,690
Depreciation and amortization	17,018	16,629	15,663
Impairments	(1,301)	(776)	(3,246)
Sales and condemnations	(1,229)	(2,559)	(5,313)
Lease expirations/settlements	(1,711)	(88)	(424)
Balance at end of year	$133,353	$120,576	$107,370

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Brookland, AR	$1,468	$-	$149	$1,319	$1,468	$564	2007
Jonesboro, AR	868	-	173	695	868	313	2007
Jonesboro, AR	2,985	-	330	2,655	2,985	1,181	2007
Buckeye, AZ	3,928	-	2,334	1,594	3,928	29	2017
Chandler, AZ	1,838	-	1,261	577	1,838	13	2017
Gilbert, AZ	1,448	-	983	465	1,448	10	2017
Gilbert, AZ	1,602	-	796	806	1,602	17	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	30	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	27	2017
Glendale, AZ	1,331	-	992	339	1,331	8	2017
Glendale, AZ	1,722	-	1,178	544	1,722	11	2017
Mesa, AZ	1,503	-	839	664	1,503	14	2017
Mesa, AZ	2,185	-	1,612	573	2,185	12	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	22	2017
Phoenix, AZ	2,177	-	1,532	645	2,177	13	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	52	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	32	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	30	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	63	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	45	2017
Tucson, AZ	1,261	-	664	597	1,261	12	2017
Tucson, AZ	1,301	-	557	744	1,301	15	2017
Tucson, AZ	1,303	-	590	713	1,303	15	2017
Tucson, AZ	2,085	-	1,487	598	2,085	13	2017
Tucson, AZ	3,652	-	2,924	728	3,652	15	2017
Bellflower, CA	1,369	-	910	459	1,369	257	2007
Benicia, CA	2,224	-	1,058	1,166	2,224	679	2007
Chula Vista, CA	2,385	-	889	1,496	2,385	226	2014
Coachella, CA	2,235	-	1,217	1,018	2,235	557	2007
Cotati, CA	6,072	-	4,008	2,064	6,072	294	2015
Fillmore, CA	1,354	-	950	404	1,354	226	2007
Grass Valley, CA	1,485	-	853	632	1,485	93	2015
Hesperia, CA	1,643	-	849	794	1,643	413	2007
Hesperia, CA	2,055	-	492	1,563	2,055	270	2015
Indio, CA	1,250	-	302	948	1,250	145	2015
Indio, CA	2,727	-	1,486	1,241	2,727	199	2015
La Palma, CA	1,971	-	1,389	582	1,971	320	2007
La Puente, CA	7,615	-	6,405	1,210	7,615	203	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	163	2015
Los Angeles, CA	6,612	-	5,006	1,606	6,612	267	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	215	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	348	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	227	2015
Riverside, CA	2,130	-	1,619	511	2,130	106	2015
Riverside, CA	2,737	-	1,216	1,521	2,737	256	2014
Sacramento, CA	3,193	-	2,207	986	3,193	167	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Sacramento, CA	4,247	-	2,604	1,643	4,247	247	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	275	2015
San Dimas, CA	1,941	-	749	1,192	1,941	573	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	214	2015
San Leandro, CA	5,978	-	5,078	900	5,978	159	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	209	2015
Stockton, CA	1,187	-	627	560	1,187	95	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	236	2015
Adams, CO	2,157	-	1,579	578	2,157	13	2017
Aurora, CO	2,874	-	2,284	590	2,874	12	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	154	2015
Broomfield, CO	2,380	-	1,496	884	2,380	17	2017
Broomfield, CO	1,785	-	1,388	397	1,785	9	2017
Castle Rock, CO	5,269	-	3,269	2,000	5,269	322	2015
Colorado Springs, CO	1,382	-	756	626	1,382	12	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	9	2017
Colorado Springs, CO	3,828	-	2,798	1,030	3,828	23	2017
Denver, CO	1,457	-	752	705	1,457	110	2015
Englewood, CO	2,495	-	2,207	288	2,495	7	2017
Golden, CO	4,641	-	3,247	1,394	4,641	218	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	178	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	229	2015
Lakewood, CO	2,349	-	1,541	808	2,349	123	2015
Littleton, CO	4,233	-	2,366	1,867	4,233	297	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	248	2015
Longmont, CO	3,619	-	2,315	1,304	3,619	217	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	225	2015
Morrison, CO	5,081	-	3,018	2,063	5,081	340	2015
Superior, CO	3,748	-	2,477	1,271	3,748	202	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	364	2015
Wheat Ridge, CO	6,151	-	4,201	1,950	6,151	321	2015
Avon, CT	731	167	403	495	898	266	2002
Bridgeport, CT	59	380	24	415	439	224	1982
Bridgeport, CT	313	298	204	407	611	193	1985
Bridgeport, CT	350	330	228	452	680	235	1985
Bridgeport, CT	378	391	246	523	769	290	1985
Bristol, CT	1,594	-	1,036	558	1,594	294	2004
Brookfield, CT	58	683	20	721	741	352	1985
Darien, CT	667	295	434	528	962	388	1985
Durham, CT	994	-	-	994	994	994	2004
East Hartford, CT	208	224	54	378	432	243	1982
Ellington, CT	1,295	-	842	453	1,295	239	2004
Fairfield, CT	430	51	280	201	481	133	1985
Farmington, CT	466	-	303	163	466	86	2004
Franklin, CT	51	447	20	478	498	284	1982
Hartford, CT	571	-	371	200	571	105	2004

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Hartford, CT	665	-	432	233	665	123	2004
Manchester, CT	110	323	50	383	433	176	1987
Meriden, CT	208	342	84	466	550	258	1982
Meriden, CT	1,532	-	989	543	1,532	290	2004
Middletown, CT	133	550	131	552	683	288	1987
Middletown, CT	1,039	-	675	364	1,039	191	2004
Montville, CT	57	332	24	365	389	173	1982
New Britain, CT	391	-	254	137	391	72	2004
New Haven, CT	217	297	141	373	514	166	1985
New Haven, CT	539	454	351	642	993	408	1985
New Haven, CT	1,413	(319)	569	525	1,094	154	1985
Newington, CT	954	-	620	334	954	176	2004
North Haven, CT	405	-	252	153	405	89	2004
North Haven, CT	90	669	365	394	759	175	1982
Norwalk, CT	511	47	332	226	558	188	1985
Norwalk, CT	-	941	402	539	941	232	1988
Norwich, CT	107	323	44	386	430	199	1982
Old Greenwich, CT	-	1,220	620	600	1,220	236	1969
Plainville, CT	545	-	354	191	545	100	2004
Plymouth, CT	931	-	605	326	931	172	2004
Ridgefield, CT	402	304	167	539	706	351	1985
South Windham, CT	644	1,398	598	1,444	2,042	606	2004
South Windsor, CT	545	-	337	208	545	122	2004
Stamford, CT	507	16	330	193	523	157	1985
Stamford, CT	604	96	393	307	700	219	1985
Stamford, CT	507	456	330	633	963	309	1985
Suffield, CT	237	603	201	639	840	493	2004
Tolland, CT	108	379	44	443	487	248	1982
Vernon, CT	1,434	-	-	1,434	1,434	1,434	2004
Wallingford, CT	551	-	335	216	551	130	2004
Waterbury, CT	469	-	305	164	469	86	2004
Waterbury, CT	515	-	335	180	515	95	2004
Waterbury, CT	804	-	516	288	804	156	2004
Watertown, CT	352	59	204	207	411	163	1992
Watertown, CT	925	-	567	358	925	213	2004
West Haven, CT	185	322	74	433	507	242	1982
West Haven, CT	1,215	-	790	425	1,215	224	2004
Westport, CT	604	12	393	223	616	180	1985
Wethersfield, CT	447	-	-	447	447	447	2004
Willimantic, CT	717	-	466	251	717	132	2004
Wilton, CT	519	215	338	396	734	273	1985
Windsor Locks, CT	1,031	-	670	361	1,031	190	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,468	2004
Washington, DC	848	-	418	430	848	100	2013
Washington, DC	941	-	664	277	941	74	2013
Callahan, FL	2,894	-	2,056	838	2,894	18	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Fernandina Beach, FL	2,137	-	382	1,755	2,137	32	2017
Orlando, FL	867	34	401	500	901	355	2000
Yulee, FL	1,963	-	570	1,393	1,963	26	2017
Augusta, GA	3,150	-	286	2,864	3,150	101	2017
Perry, GA	1,724	-	1,312	412	1,724	9	2017
Haleiwa, HI	1,522	-	1,058	464	1,522	314	2007
Honolulu, HI	1,071	21	981	111	1,092	79	2007
Honolulu, HI	1,539	-	1,219	320	1,539	173	2007
Honolulu, HI	1,769	-	1,192	577	1,769	290	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	527	2007
Kaneohe, HI	1,364	-	822	542	1,364	313	2007
Kaneohe, HI	1,978	137	1,473	642	2,115	329	2007
Waianae, HI	1,520	-	648	872	1,520	439	2007
Waianae, HI	1,997	-	871	1,126	1,997	569	2007
Waipahu, HI	2,458	-	945	1,513	2,458	734	2007
Bossier City, LA	2,181	-	1,333	848	2,181	18	2017
Arlington, MA	519	27	338	208	546	171	1985
Auburn, MA	175	211	125	261	386	140	1986
Auburn, MA	-	535	388	147	535	40	1996
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	369	271	240	400	640	212	1991
Auburn, MA	725	-	725	-	725	-	2011
Auburn, MA	800	-	-	800	800	524	2011
Barre, MA	536	12	348	200	548	119	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	279	1985
Belmont, MA	390	29	254	165	419	137	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Chelmsford, MA	715	-	-	715	715	278	2012
Danvers, MA	400	-	400	-	400	-	2011
Dracut, MA	450	-	450	-	450	-	2011
Falmouth, MA	518	311	458	371	829	118	1988
Fitchburg, MA	390	33	254	169	423	113	1992
Foxborough, MA	427	98	325	200	525	143	1990
Framingham, MA	400	23	260	163	423	105	1991
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	1,009	343	657	695	1,352	455	1985
Gardners, MA	787	-	638	149	787	33	2014
Hingham, MA	353	111	243	221	464	160	1989
Hyde Park, MA	499	164	322	341	663	215	1985
Leominster, MA	571	-	199	372	571	110	2012
Littleton, MA	1,357	-	759	598	1,357	11	2017
Lowell, MA	361	90	201	250	451	246	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Lowell, MA	-	623	429	194	623	52	1996
Lynn, MA	400	-	400	-	400	-	2011
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Maynard, MA	736	98	479	355	834	239	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	300	134	150	284	434	226	1986
Methuen, MA	380	64	246	198	444	171	1985
Methuen, MA	490	98	319	269	588	177	1985
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	103	450	344	794	287	1985
North Andover, MA	393	33	256	170	426	142	1985
Peabody, MA	400	18	252	166	418	166	1986
Peabody, MA	550	-	550	-	550	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	574	209	430	353	783	247	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	206	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	45	1985
Shrewsbury, MA	400	-	400	-	400	-	2011
Shrewsbury, MA	450	-	450	-	450	-	2011
Sterling, MA	476	2	309	169	478	100	1991
Sutton, MA	714	58	464	308	772	205	1993
Tewksbury, MA	125	508	75	558	633	218	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Upton, MA	429	114	279	264	543	139	1991
Wakefield, MA	900	-	900	-	900	-	2011
Walpole, MA	450	92	293	249	542	160	1985
Watertown, MA	358	210	321	247	568	156	1985
Webster, MA	1,012	641	659	994	1,653	544	1985
West Roxbury, MA	490	87	319	258	577	196	1985
Westborough, MA	450	-	450	-	450	-	2011
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Woburn, MA	350	64	200	214	414	202	1986
Woburn, MA	508	394	508	394	902	271	1985
Worcester, MA	400	-	400	-	400	-	2011
Worcester, MA	500	-	500	-	500	-	2011
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	548	10	356	202	558	122	1991
Worcester, MA	497	326	322	501	823	294	1985
Worcester, MA	978	8	636	350	986	209	1991
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	432	2007
Baltimore, MD	2,259	-	722	1,537	2,259	759	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	445	-	445	-	445	-	2009
College Park, MD	536	-	536	-	536	-	2009
District Heights, MD	388	-	388	-	388	-	2009
District Heights, MD	479	-	479	-	479	-	2009
Ellicott City, MD	895	-	-	895	895	507	2007
Forestville, MD	1,039	-	1,039	-	1,039	-	2009
Fort Washington, MD	422	-	422	-	422	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover, MD	753	-	753	-	753	-	2009
Landover Hills, MD	457	-	457	-	457	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hills, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Riverdale, MD	788	-	788	-	788	-	2009
Seat Pleasant, MD	468	-	468	-	468	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	214	1985
Kernersville, NC	449	-	338	111	449	104	2007
Lexington, NC	1,776	-	301	1,475	1,776	10	2017
Madison, NC	396	-	46	350	396	197	2007
New Bern, NC	350	83	190	243	433	156	2007
Belfield, ND	1,232	-	382	850	1,232	745	2007
Allenstown, NH	1,787	-	467	1,320	1,787	717	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	418	16	158	276	434	276	1987

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	392	2012
Hooksett, NH	1,562	-	824	738	1,562	666	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	225	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	500	-	500	-	500	-	2011
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	10	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Northwood, NH	500	-	500	-	500	-	2011
Pelham, NH	-	730	317	413	730	95	1996
Plaistow, NH	301	100	245	156	401	156	1987
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Rochester, NH	939	12	600	351	951	282	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	226	1985
Salem, NH	450	871	350	971	1,321	83	1986
Basking Ridge, NJ	362	285	200	447	647	250	1986
Bergenfield, NJ	382	321	300	403	703	195	1990
Brick, NJ	1,508	229	1,000	737	1,737	470	2000
Colonia, NJ	719	(300)	72	347	419	273	1985
Elizabeth, NJ	407	29	227	209	436	170	1985
Flemington, NJ	709	(252)	168	289	457	91	1985
Flemington, NJ	547	17	346	218	564	177	1985
Fort Lee, NJ	1,245	362	811	796	1,607	488	1985
Franklin Twp., NJ	683	173	445	411	856	329	1985
Freehold, NJ	494	198	95	597	692	82	1978
Hasbrouck Heights, NJ	639	393	416	616	1,032	397	1985
Hillsborough, NJ	237	186	100	323	423	222	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	424	2000
Livingston, NJ	872	292	568	596	1,164	353	1985
Long Branch, NJ	515	426	335	606	941	275	1985
Mcafee, NJ	671	418	437	652	1,089	291	1985
Midland Park, NJ	201	311	150	362	512	185	1989
Mountainside, NJ	663	(192)	134	337	471	118	1985
North Bergen, NJ	630	148	410	368	778	281	1985
North Plainfield, NJ	228	553	175	606	781	417	1978

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Nutley, NJ	434	178	283	329	612	213	1985
Paramus, NJ	382	59	249	192	441	141	1985
Parlin, NJ	418	153	203	368	571	121	1985
Paterson, NJ	619	17	403	233	636	190	1985
Ridgewood, NJ	703	393	458	638	1,096	350	1985
Somerville, NJ	253	132	201	184	385	95	1987
Trenton, NJ	1,303	-	1,146	157	1,303	48	2012
Union, NJ	436	209	239	406	645	151	1985
Washington Township, NJ	912	277	594	595	1,189	355	1985
Watchung, NJ	450	115	226	339	565	106	1985
West Orange, NJ	799	397	521	675	1,196	428	1985
Albuquerque, NM	1,829	-	1,382	447	1,829	9	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	11	2017
Albuquerque, NM	2,322	-	1,796	526	2,322	11	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	12	2017
Las Cruces, NM	1,842	-	1,374	468	1,842	10	2017
Fernley, NV	1,665	-	221	1,444	1,665	264	2015
Alfred Station, NY	714	-	414	300	714	142	2006
Amherst, NY	223	246	173	296	469	116	2000
Astoria, NY	1,684	-	1,105	579	1,684	155	2013
Avoca, NY	936	(1)	635	300	935	142	2006
Batavia, NY	684	-	364	320	684	151	2006
Bay Shore, NY	157	355	86	426	512	263	1981
Bayside, NY	470	254	306	418	724	199	1985
Brewster, NY	789	-	789	-	789	-	2011
Briarcliff Manor, NY	652	564	502	714	1,216	467	1976
Bronx, NY	423	-	423	-	423	-	2013
Bronx, NY	390	54	251	193	444	165	1985
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	152	2013
Bronx, NY	1,910	-	1,349	561	1,910	158	2013
Bronx, NY	2,408	-	1,712	696	2,408	176	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	-	396	-	396	396	220	1970
Brooklyn, NY	100	345	67	378	445	202	1972
Brooklyn, NY	76	382	31	427	458	237	1967
Brooklyn, NY	148	388	104	432	536	257	1972
Brooklyn, NY	236	374	154	456	610	195	1985
Brooklyn, NY	282	457	176	563	739	387	1967
Brooklyn, NY	422	334	275	481	756	279	1985
Brooklyn, NY	476	320	306	490	796	285	1985
Brooklyn, NY	627	313	408	532	940	308	1985
Buffalo, NY	313	241	151	403	554	198	2000
Byron, NY	969	-	669	300	969	142	2006

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Churchville, NY	1,012	-	602	410	1,012	194	2006
Corona, NY	115	300	113	302	415	302	1965
Corona, NY	2,543	-	1,903	640	2,543	165	2013
Cortland Manor, NY	1,872	-	1,872	-	1,872	-	2011
Dobbs Ferry, NY	670	34	434	270	704	223	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
East Hampton, NY	660	39	428	271	699	224	1985
East Pembroke, NY	787	-	537	250	787	118	2006
Eastchester, NY	993	-	578	415	993	23	2017
Eastchester, NY	1,724	-	1,724	-	1,724	-	2011
Elmont, NY	389	319	231	477	708	310	1978
Elmsford, NY	-	949	581	368	949	220	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	617	170	356	431	787	247	1998
Flushing, NY	516	241	320	437	757	226	1998
Flushing, NY	1,936	-	1,413	523	1,936	140	2013
Flushing, NY	1,947	-	1,405	542	1,947	134	2013
Flushing, NY	2,478	-	1,801	677	2,478	167	2013
Forrest Hill, NY	1,273	-	1,273	-	1,273	-	2013
Franklin Square, NY	153	331	137	347	484	170	1978
Friendship, NY	393	-	43	350	393	166	2006
Garden City, NY	362	242	236	368	604	183	1985
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Glen Head, NY	235	216	103	348	451	348	1982
Glen Head, NY	463	282	301	444	745	245	1985
Glendale, NY	369	280	236	413	649	216	1985
Great Neck, NY	500	252	450	302	752	143	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Huntington Station, NY	141	284	84	341	425	178	1978
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	511	2008
Levittown, NY	503	42	327	218	545	182	1985
Levittown, NY	547	86	356	277	633	221	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	343	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Massapequa, NY	333	285	217	401	618	198	1985
Mastic, NY	313	110	204	219	423	197	1985
Middletown, NY	719	-	719	-	719	-	2011
Middletown, NY	751	274	489	536	1,025	314	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
Naples, NY	1,257	-	827	430	1,257	204	2006
New Paltz, NY	971	-	971	-	971	-	2011
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Rochelle, NY	189	357	104	442	546	208	1982
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	286	1972
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011
Niskayuna, NY	425	35	275	185	460	185	1986
North Lindenhurst, NY	295	243	192	346	538	170	1998
Ossining, NY	231	204	117	318	435	139	1985
Ozone Park, NY	58	365	45	378	423	202	1976
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Pelham Manor, NY	137	307	75	369	444	206	1985
Perry, NY	1,444	-	1,044	400	1,444	189	2006
Pleasant Valley, NY	398	62	240	220	460	206	1986
Port Chester, NY	941	-	-	941	941	387	2011
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Port Jefferson, NY	388	293	246	435	681	244	1985
Poughkeepsie, NY	591	-	591	-	591	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Prattsburg, NY	553	-	303	250	553	118	2006
Rego Park, NY	2,783	-	2,104	679	2,783	175	2013
Riverhead, NY	724	-	432	292	724	229	1998
Rochester, NY	595	-	305	290	595	133	2008
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rockville Centre, NY	350	66	201	215	416	193	1985
Rye, NY	872	-	872	-	872	-	2011
Sag Harbor, NY	704	35	458	281	739	231	1985
Sayville, NY	344	246	300	290	590	108	1998
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	494	691	864	1,555	547	1985
Sleepy Hollow, NY	281	306	130	457	587	370	1969
Spring Valley, NY	749	-	749	-	749	-	2011
St. Albans, NY	330	106	215	221	436	174	1985
Staten Island, NY	357	35	230	162	392	137	1985
Staten Island, NY	390	89	254	225	479	197	1985
Staten Island, NY	301	323	196	428	624	235	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Staten Island, NY	350	290	228	412	640	215	1985
Stony Brook, NY	176	281	105	352	457	186	1978
Tarrytown, NY	956	-	956	-	956	-	2011
Tuchahoe, NY	1,650	-	1,650	-	1,650	-	2011
Wantagh, NY	640	-	370	270	640	209	1998
Wappingers Falls, NY	452	-	-	452	452	282	2011
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warsaw, NY	990	-	690	300	990	142	2006
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
West Nyack, NY	936	-	936	-	936	-	2011
West Taghkanic, NY	203	486	122	567	689	342	1986
White Plains, NY	-	569	303	266	569	193	1972
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Yaphank, NY	-	798	375	423	798	143	1993
Yonkers, NY	-	590	-	590	590	298	1970
Yonkers, NY	-	944	684	260	944	98	1990
Yonkers, NY	1,021	63	665	419	1,084	347	1985
Yonkers, NY	291	1,050	216	1,125	1,341	453	1972
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	161	2013
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Akron, OH	1,530	-	385	1,145	1,530	43	2017
Crestline, OH	1,202	-	285	917	1,202	422	2008
Loveland, OH	1,045	-	362	683	1,045	29	2017
Mansfield, OH	922	-	332	590	922	255	2008
Mansfield, OH	1,950	-	700	1,250	1,950	528	2009
Monroeville, OH	2,580	-	485	2,095	2,580	867	2009
Banks, OR	498	-	498	-	498	-	2015
Estacada, OR	646	-	84	562	646	79	2015
McMinnville, OR	2,867	-	394	2,473	2,867	77	2017
Pendleton, OR	766	-	122	644	766	100	2015
Portland, OR	4,416	-	3,368	1,048	4,416	154	2015
Salem, OR	1,071	-	399	672	1,071	126	2015
Salem, OR	1,350	-	521	829	1,350	124	2015
Salem, OR	1,408	-	524	884	1,408	137	2015
Salem, OR	4,215	-	3,182	1,033	4,215	163	2015
Salem, OR	4,614	-	3,517	1,097	4,614	162	2015
Silverton, OR	956	-	456	500	956	20	2017
Springfield, OR	1,398	-	796	602	1,398	109	2015
Stayton, OR	543	-	296	247	543	11	2017
Allentown, PA	358	31	233	156	389	130	1985
Allison Park, PA	1,500	-	850	650	1,500	394	2010
Harrisburg, PA	399	213	199	413	612	321	1989
Lancaster, PA	642	18	300	360	660	360	1989
New Kensington, PA	1,375	-	675	700	1,375	238	2010
Philadelphia, PA	405	175	264	316	580	254	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Philadelphia, PA	1,252	-	814	438	1,252	158	2009
Pottsville, PA	452	1	148	305	453	304	1990
Reading, PA	750	49	-	799	799	799	1989
Ashaway, RI	619	-	402	217	619	114	2004
Barrington, RI	490	180	319	351	670	249	1985
East Providence, RI	2,297	(1,845)	14	438	452	29	1985
N. Providence, RI	543	158	353	348	701	237	1985
Ballentine, SC	1,246	-	69	1,177	1,246	16	2017
Blythewood, SC	3,217	-	2,405	812	3,217	13	2017
Chapin, SC	1,682	-	1,135	547	1,682	9	2017
Columbia, SC	464	-	253	211	464	3	2017
Columbia, SC	792	-	463	329	792	5	2017
Columbia, SC	868	-	455	413	868	7	2017
Columbia, SC	927	-	495	432	927	5	2017
Columbia, SC	1,643	-	1,302	341	1,643	4	2017
Columbia, SC	2,460	-	1,569	891	2,460	14	2017
Columbia, SC	2,637	-	1,254	1,383	2,637	19	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	21	2017
Elgin, SC	2,082	-	1,166	916	2,082	14	2017
Elgin, SC	2,177	-	974	1,203	2,177	17	2017
Gaston, SC	2,230	-	934	1,296	2,230	18	2017
Gilbert, SC	1,036	-	434	602	1,036	8	2017
Irmo, SC	1,114	-	667	447	1,114	6	2017
Irmo, SC	1,339	-	867	472	1,339	7	2017
Irmo, SC	3,655	-	1,742	1,913	3,655	27	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	17	2017
Lexington, SC	633	-	309	324	633	5	2017
Lexington, SC	694	-	172	522	694	8	2017
Lexington, SC	720	-	219	501	720	7	2017
Lexington, SC	816	-	336	480	816	5	2017
Lexington, SC	973	-	582	391	973	6	2017
Lexington, SC	1,056	-	432	624	1,056	9	2017
Lexington, SC	1,624	-	999	625	1,624	9	2017
Lexington, SC	1,712	-	1,410	302	1,712	4	2017
Lexington, SC	1,729	-	1,268	461	1,729	8	2017
Lexington, SC	1,738	-	1,189	549	1,738	6	2017
Lexington, SC	2,179	-	1,476	703	2,179	10	2017
Lexington, SC	4,413	-	3,418	995	4,413	16	2017
Pelion, SC	1,901	-	1,021	880	1,901	15	2017
Richland, SC	575	-	345	230	575	3	2017
W. Columbia, SC	412	-	145	267	412	4	2017
W. Columbia, SC	1,116	-	50	1,066	1,116	15	2017
W. Columbia, SC	1,436	-	472	964	1,436	14	2017
W. Columbia, SC	1,644	-	1,283	361	1,644	5	2017
W. Columbia, SC	2,046	-	746	1,300	2,046	18	2017
Austin, TX	462	-	274	188	462	125	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Austin, TX	2,368	-	738	1,630	2,368	792	2007
Austin, TX	3,511	-	1,595	1,916	3,511	941	2007
Austin, TX	1,711	-	1,364	347	1,711	8	2017
Corpus Christi, TX	1,526	-	1,056	470	1,526	9	2017
Corpus Christi, TX	2,162	-	1,729	433	2,162	9	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	25	2017
El Paso, TX	1,278	-	825	453	1,278	10	2017
El Paso, TX	1,425	-	1,098	327	1,425	7	2017
El Paso, TX	1,679	-	1,085	594	1,679	11	2017
El Paso, TX	1,816	-	1,413	403	1,816	9	2017
El Paso, TX	2,370	-	1,767	603	2,370	12	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	20	2017
Ft Worth, TX	2,115	-	866	1,249	2,115	679	2007
Garland, TX	3,296	-	245	3,051	3,296	418	2014
Garland, TX	4,439	-	439	4,000	4,439	573	2014
Harker Heights, TX	2,051	(9)	579	1,463	2,042	1,120	2007
Houston, TX	1,689	-	224	1,465	1,689	680	2007
Houston, TX	2,803	-	535	2,268	2,803	119	2016
Keller, TX	2,507	-	996	1,511	2,507	775	2007
Lewisville, TX	494	-	110	384	494	227	2008
Mathis, TX	3,138	-	2,687	451	3,138	10	2017
Midlothian, TX	429	-	72	357	429	219	2007
Port Arthur, TX	2,648	-	505	2,143	2,648	116	2016
San Marcos, TX	1,954	-	251	1,703	1,954	811	2007
Temple, TX	2,405	(10)	1,205	1,190	2,395	624	2007
The Colony, TX	4,396	-	337	4,059	4,396	1,835	2007
Waco, TX	3,884	-	894	2,990	3,884	1,574	2007
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	72	2013
Alexandria, VA	712	-	712	-	712	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	108	2013
Alexandria, VA	1,582	-	1,150	432	1,582	115	2013
Alexandria, VA	1,757	-	1,313	444	1,757	126	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	104	2013
Arlington, VA	2,014	-	1,516	498	2,014	132	2013
Arlington, VA	2,062	-	1,603	459	2,062	120	2013
Ashland, VA	840	-	840	-	840	-	2005
Chesapeake, VA	779	(185)	398	196	594	60	1990
Chesapeake, VA	1,004	110	385	729	1,114	657	1990
Fairfax, VA	1,825	-	1,190	635	1,825	168	2013
Fairfax, VA	2,078	-	1,365	713	2,078	163	2013
Fairfax, VA	3,348	-	2,351	997	3,348	248	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Fairfax, VA	4,454	-	3,370	1,084	4,454	270	2013
Farmville, VA	1,227	-	622	605	1,227	309	2005
Fredericksburg, VA	1,279	-	469	810	1,279	414	2005
Fredericksburg, VA	1,289	30	798	521	1,319	267	2005
Fredericksburg, VA	1,716	-	996	720	1,716	368	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	406	2005
Glen Allen, VA	1,037	-	412	625	1,037	319	2005
Glen Allen, VA	1,077	-	322	755	1,077	386	2005
King William, VA	1,688	-	1,068	620	1,688	317	2005
Mechanicsville, VA	903	-	273	630	903	322	2005
Mechanicsville, VA	957	-	324	633	957	347	2005
Mechanicsville, VA	1,043	-	223	820	1,043	419	2005
Mechanicsville, VA	1,125	-	505	620	1,125	317	2005
Mechanicsville, VA	1,476	-	876	600	1,476	306	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	266	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	386	2005
Norfolk, VA	535	(70)	235	230	465	230	1990
Petersburg, VA	1,441	-	816	625	1,441	319	2005
Portsmouth, VA	563	33	222	374	596	365	1990
Richmond, VA	1,132	(41)	506	585	1,091	299	2005
Ruther Glen, VA	466	-	31	435	466	222	2005
Sandston, VA	722	-	102	620	722	317	2005
Spotsylvania, VA	1,290	-	490	800	1,290	409	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	318	2013
Auburn, WA	3,022	-	1,965	1,057	3,022	161	2015
Bellevue, WA	1,725	-	886	839	1,725	128	2015
Chehalis, WA	1,176	-	313	863	1,176	145	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	182	2015
Federal Way, WA	4,218	-	2,973	1,245	4,218	205	2015
Fife, WA	1,181	-	414	767	1,181	127	2015
Kent, WA	2,900	-	2,066	834	2,900	138	2015
Monroe, WA	2,792	-	1,556	1,236	2,792	193	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	243	2015
Puyallup, WA	831	-	172	659	831	117	2015
Puyallup, WA	2,035	-	465	1,570	2,035	236	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	310	2015
Renton, WA	1,485	-	952	533	1,485	111	2015
Seattle, WA	717	-	193	524	717	77	2015
Seattle, WA	1,884	-	1,223	661	1,884	97	2015
Silverdale, WA	2,178	-	1,217	961	2,178	159	2015
Snohomish, WA	955	-	955	-	955	-	2015
South Bend, WA	760	-	121	639	760	91	2015
Tacoma, WA	518	-	518	-	518	-	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	937	-	219	718	937	104	2015
Vancouver, WA	1,214	-	163	1,051	1,214	138	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Wilbur, WA	629	-	153	476	629	77	2015
Miscellaneous	43,892	11,671	19,495	36,068	55,563	23,845	various
	$914,488	$56,476	$589,497	$381,467	$970,964	$133,353

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

3)	The aggregate cost for federal income tax purposes was approximately $967,355,000 at December 31, 2017.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2017

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	East Islip, NY	9.0%	11/2024	P & I	—	$743	$741
Borrower B	Seller financing	Middlesex, NJ	9.0%	5/2021	P & I	—	255	236
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	P & I	—	431	392
Borrower D	Seller financing	Nyack, NY	9.0%	9/2022	P & I	—	253	244
Borrower E	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I	—	200	175
Borrower F	Seller financing	Baldwin, NY	9.0%	9/2020	P & I	—	300	278
Borrower G	Seller financing	Bristol, CT	9.0%	3/2021	P & I	—	230	211
Borrower H	Seller financing	Norwalk, CT	9.0%	4/2022	P & I	—	319	302
Borrower I	Seller financing	Stafford Springs, CT	9.0%	1/2021	P & I	—	232	212
Borrower J	Seller financing	Waterbury, CT	9.0%	2/2021	P & I	—	171	157
Borrower K	Seller financing	Great Barrington, MA	9.0%	4/2021	P & I	—	58	53
Borrower L	Seller financing	Hadley, MA	9.0%	7/2022	P & I	—	78	74
Borrower M	Seller financing	Springfield, MA	9.0%	7/2019	P & I	—	131	103
Borrower N	Seller financing	Westfield, MA	9.0%	11/2021	P & I	—	303	284
Borrower O	Seller financing	Hartford, CT	9.0%	3/2024	P & I	—	70	69
Borrower P	Seller financing	Wilmington, DE	9.0%	11/2020	P & I	—	84	77
Borrower Q	Seller financing	Westfield, MA	9.0%	11/2020	P & I	—	165	151
Borrower R	Seller financing	Rockland, MA	9.0%	4/2021	P & I	—	134	123
Borrower S	Seller financing	Clinton, MA	9.0%	3/2022	P & I	—	158	136
Borrower T	Seller financing	Fairhaven, MA	9.0%	9/2020	P & I	—	458	415
Borrower U	Seller financing	New Bedford, MA	9.0%	10/2021	P & I	—	363	339
Borrower V	Seller financing	Billerica, MA	9.0%	3/2023	P & I	—	98	95
Borrower W	Seller financing	Fitchburg, MA	9.0%	10/2021	P & I	—	187	174
Borrower X	Seller financing	Worcester, MA	9.0%	11/2021	P & I	—	237	222
Borrower Y	Seller financing	S. Yarmouth, MA	9.0%	1/2022	P & I	—	275	258
Borrower Z	Seller financing	Harwich Port, MA	9.0%	1/2022	P & I	—	293	275
Borrower AA	Seller financing	Southbridge, MA	9.0%	3/2021	P & I	—	300	276
Borrower AB	Seller financing	Oxford, MA	9.0%	3/2023	P & I	—	86	83
Borrower AC	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	217
Borrower AD	Seller financing	Concord, NH	9.5%	8/2028	P & I	—	210	157
Borrower AE	Seller financing	Pelham, NH	9.0%	1/2023	P & I	—	73	70
Borrower AF	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I	—	308	275
Borrower AG	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I	—	306	272
Borrower AH	Seller financing	Belleville, NJ	9.0%	3/2021	P & I	—	315	290
Borrower AI	Seller financing	Neptune City, NJ	9.0%	5/2024	P & I	—	362	358
Borrower AJ	Seller financing	Ridgefield, NJ	9.0%	4/2021	P & I	—	172	159
Borrower AK	Seller financing	Irvington, NJ	10.0%	7/2022	P & I	—	300	198
Borrower AL	Seller financing	Jersey City, NJ	9.0%	7/2018	P & I	—	500	453
Borrower AM	Seller financing	Union City, NJ	9.0%	9/2019	P & I	—	800	725
Borrower AN	Seller financing	Colonia, NJ	9.0%	7/2020	P & I	—	320	289
Borrower AO	Seller financing	Swedesboro, NJ	9.0%	4/2021	P & I	—	77	70
Borrower AP	Seller financing	Magnolia, NJ	9.0%	6/2020	P & I	—	53	47
Borrower AQ	Seller financing	Piscataway, NJ	9.0%	11/2020	P & I	—	121	99
Borrower AR	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	434
Borrower AS	Seller financing	Elmont, NY	9.0%	10/2021	P & I	—	450	374
Borrower AT	Seller financing	White Plains, NY	9.0%	2/2021	P & I	—	444	407
Borrower AU	Seller financing	Scarsdale, NY	9.0%	11/2025	P & I	—	337	309

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AV	Seller financing	Glenville, NY	9.0%	4/2021	P & I	—	325	300
Borrower AW	Seller financing	Pleasant Valley, NY	9.0%	9/2020	P & I	—	230	209
Borrower AX	Seller financing	Bronx, NY	9.0%	12/2019	P & I	—	240	84
Borrower AY	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	185
Borrower AZ	Seller financing	Wantagh, NY	9.0%	5/2032	P & I	—	455	396
Borrower BA	Seller financing	Ballston, NY	9.0%	5/2020	P & I	—	225	202
Borrower BB	Seller financing	Colonie, NY	9.0%	8/2023	P & I	—	143	139
Borrower BC	Seller financing	Latham, NY	9.0%	1/2021	P & I	—	169	155
Borrower BD	Seller financing	Malta, NY	9.0%	3/2023	P & I	—	572	553
Borrower BE	Seller financing	Newburgh, NY	9.0%	9/2021	P & I	—	394	367
Borrower BF	Seller financing	Coxsackie, NY	9.0%	7/2021	P & I	—	153	142
Borrower BG	Seller financing	Brewster, NY	9.0%	10/2022	P & I	—	554	530
Borrower BH	Seller financing	Cairo, NY	9.0%	8/2023	P & I	—	113	110
Borrower BI	Seller financing	Central Islip, NY	9.0%	6/2023	P & I	—	780	758
Borrower BJ	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	74	68
Borrower BK	Seller financing	Rochester, NY	9.0%	2/2025	P & I	—	174	174
Borrower BL	Seller financing	Savona, NY	9.0%	2/2025	P & I	—	157	157
Borrower BM	Seller financing	Hatboro, PA	9.0%	4/2021	P & I	—	84	78
Borrower BN	Seller financing	Gettysburg, PA	9.0%	11/2020	P & I	—	69	11
Borrower BO	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	237	132
Borrower BP	Seller financing	Warwick, RI	9.0%	8/2022	P & I	—	333	317
Borrower BQ	Seller financing	Providence, RI	9.0%	9/2021	P & I	—	184	171
Borrower BR	Seller financing	Warwick, RI	9.0%	10/2021	P & I	—	357	334
Borrower BS	Seller financing	Cranston, RI	9.0%	8/2022	P & I	—	153	146
Borrower BT	Seller financing	E. Providence, RI	9.0%	2/2022	P & I	—	186	175
Borrower BU	Seller financing	York, PA	9.0%	2/2021	P & I	—	102	94
Borrower BV	Seller financing	Pottsville, PA	9.0%	3/2023	P & I	—	23	23
Borrower BW	Seller financing	Ephrata, PA	9.0%	10/2020	P & I	—	265	241
Borrower BX	Seller financing	McConnellsburg, PA	9.0%	1/2023	P & I	—	38	37
							19,811	17,646
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I(b)		18,400	14,720
Total (c)							$38,211	$32,366

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

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

	2017	2016	2015
Balance at January 1,	$32,737	$48,455	$34,226
Additions:
New mortgage loans	1,505	1,814	17,876
Deductions:
Loan repayments	(1,227)	(16,714)	(2,883)
Collection of principal	(649)	(818)	(764)
Write-off of loan balance	—	—	—
Balance at December 31,	$32,366	$32,737	$48,455

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2017

Exhibit Number	Description of Document	Location of Document

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.

Annexed as Appendix D to the Joint Proxy/Prospectus that is a part of the Company’s Registration Statement on Form S-4 filed on January 12, 1998 (File No. 333- 44065) and incorporated herein by reference.

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2011 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.

Included under the heading “Description of Plan” on pages 5 through 18 of the Company’s Registration Statement on Form S-3D filed on April 22, 2004 (File No. 333-114730) and incorporated herein by reference.

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-13777) and incorporated herein by reference.

10.2*	1998 Stock Option Plan, effective as of January 30,1998.

Annexed as Appendix H to the Joint Proxy Statement/Prospectus that is a part of the Company’s Registration Statement on Form S-4 filed on January 12, 1998 (File No. 333-44065) and incorporated herein by reference.

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.4*

Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Annexed as Appendix B. to the Company’s Definitive Proxy Statement filed on April 9, 2004 (File No. 001-13777) and incorporated herein by reference.

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.10**	Unitary Net Lease Agreement between GTY NY Leasing, Inc. and CPD NY Energy Corp., dated as of January 13, 2011.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.18*	Getty Realty Corp. Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2015 (File No. 001-13777) and incorporated herein by reference.

10.19	Settlement Agreement regarding claims of Getty Properties Corp., GettyMart Inc., and Leemilt’s Petroleum, Inc. dated March 3, 2015.	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.20**

Credit Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.21**

Amended and Restated Note Purchase and Guarantee Agreement, dated as of June 2, 2015, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential Insurance Company of America, and the Prudential Retirement Insurance and Annuity Company.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.22**	Master Land and Building Lease (Pool 1) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.23**	Master Land and Building Lease (Pool 2) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

10.24**	Master Land and Building Lease (Pool 3) between GTY-Pacific Leasing, LLC and Apro, LLC, dated as of June 3, 2015.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.27

Distribution Agreement by and among Getty Realty Corp., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Canaccord Genuity Inc. and JMP Securities LLC dated June 6, 2016

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 6, 2016 (File No. 001-13777) and incorporated herein by reference.

10.28

First Amendment, dated as of February 21, 2017, to Credit Agreement among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2017 (File No. 001-13777) and incorporated herein by reference.

10.29**

Second Amended and Restated Note Purchase and Guarantee Agreement, dated as of February 21, 2017, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential Insurance Company of America (“Prudential”) and certain affiliates of Prudential.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2017 (File No. 001-13777) and incorporated herein by reference.

10.30**	Transaction Agreement between Empire Petroleum Partners, LLC and Getty Realty Corp., dated June 22, 2017.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2017 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753-1681. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2017 Annual Report on Form 10-K.

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
March 1, 2018

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ HOWARD SAFENOWITZ
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) March 1, 2018		Howard Safenowitz Director March 1, 2018

By:	/S/ LEO LIEBOWITZ	By:	/S/ PHILIP E. COVIELLO
	Leo Liebowitz Director and Chairman of the Board March 1, 2018		Philip E. Coviello Director March 1, 2018

By:	/S/ MILTON COOPER	By:	/S/ RICHARD E. MONTAG
	Milton Cooper Director March 1, 2018		Richard E. Montag Director March 1, 2018