Form 10-Q
period 2018-03-31
GETTY REALTY CORP /MD/
filed 2018-05-09
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had outstanding 39,791,358 shares of common stock as of May 9, 2018.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS:
Real estate:
Land	$587,511	$589,497
Buildings and improvements	377,875	379,785
Construction in progress	1,948	1,682
	967,334	970,964
Less accumulated depreciation and amortization	(136,723)	(133,353)
Real estate, net	830,611	837,611
Investment in direct financing leases, net	88,881	89,587
Notes and mortgages receivable	32,502	32,366
Cash and cash equivalents	18,013	19,992
Restricted cash	1,114	821
Deferred rent receivable	34,833	33,610
Accounts receivable, net of allowance of $1,962 and $1,840, respectively	1,110	3,712
Prepaid expenses and other assets	54,329	55,055
Total assets	$1,061,393	$1,072,754
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$146,969	$154,502
Senior unsecured notes, net	224,624	224,656
Environmental remediation obligations	63,364	63,565
Dividends payable	12,890	12,846
Accounts payable and accrued liabilities	62,028	63,490
Total liabilities	509,875	519,059
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 39,710,297 and 39,696,110 shares issued and outstanding, respectively	397	397
Additional paid-in capital	605,553	604,872
Dividends paid in excess of earnings	(54,432)	(51,574)
Total shareholders’ equity	551,518	553,695
Total liabilities and shareholders’ equity	$1,061,393	$1,072,754

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues from rental properties	$28,284	$23,897
Tenant reimbursements	3,068	2,993
Interest on notes and mortgages receivable	764	758
Total revenues	32,116	27,648
Operating expenses:
Property costs	4,935	4,810
Impairments	2,427	3,468
Environmental	1,247	(541)
General and administrative	3,587	3,493
Allowance for uncollectible accounts	126	132
Depreciation and amortization	5,594	4,392
Total operating expenses	17,916	15,754
Operating income	14,200	11,894
Gain (loss) on dispositions of real estate	649	(331)
Other income, net	363	234
Interest expense	(5,050)	(4,080)
Earnings from continuing operations	10,162	7,717
Discontinued operations:
(Loss) earnings from discontinued operations	(130)	1,987
Net earnings	$10,032	$9,704

Basic earnings per common share:
Earnings from continuing operations	$0.25	$0.22
Earnings from discontinued operations	—	0.06
Net earnings	$0.25	$0.28
Diluted earnings per common share:
Earnings from continuing operations	$0.25	$0.22
Earnings from discontinued operations	—	0.06
Net earnings	$0.25	$0.28
Weighted average common shares outstanding:
Basic	39,710	34,555
Diluted	39,712	34,555

Dividends declared per common share	$0.32	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,032	$9,704
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	5,594	4,392
Impairment charges	2,817	3,737
(Gain) loss on dispositions of real estate	(649)	331
Deferred rent receivable	(1,223)	(812)
Allowance for uncollectible accounts	126	132
Accretion expense	691	1,033
Stock-based compensation	385	302
Other	9	85
Changes in assets and liabilities:
Accounts receivable	2,190	1,685
Prepaid expenses and other assets	(235)	257
Environmental remediation obligations	(2,012)	(8,273)
Accounts payable and accrued liabilities	(426)	375
Net cash flow provided by operating activities	17,299	12,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	—	(6,154)
Capital expenditures	(66)	—
Addition to construction in progress	(266)	(196)
Proceeds from dispositions of real estate	605	1,305
Deposits for property acquisitions	(150)	2,187
Amortization of investment in direct financing leases	705	579
Collection of notes and mortgages receivable	651	278
Net cash flow provided by (used in) investing activities	1,479	(2,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	5,000
Repayments under credit agreement	(5,000)	(55,000)
Proceeds from senior unsecured notes	—	50,000
Payments of cash dividends	(12,467)	(9,429)
Payment of credit agreement origination costs	(2,759)	—
Proceeds from issuance of common stock, net - ATM	(83)	4,280
Other	(155)	(165)
Net cash flow (used in) financing activities	(20,464)	(5,314)
Change in cash, cash equivalents and restricted cash	(1,686)	5,633
Cash, cash equivalents and restricted cash at beginning of period	20,813	13,194
Cash, cash equivalents and restricted cash at end of period	$19,127	$18,827
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,126	$3,678
Income taxes	244	246
Environmental remediation obligations	1,500	3,956
Non-cash transactions:
Dividends declared but not yet paid	12,890	9,827
Issuance of notes and mortgages receivable related to property dispositions	$788	$70

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2018, we owned 824 properties and leased 78 properties from third-party landlords. These 902 properties are located in 28 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2018 and 2017.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three months ended March 31, 2018 and 2017.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. We concluded that our revenue consists of rental income from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of March 31, 2018.

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

We recorded impairment charges aggregating $2,817,000 and $3,737,000 for the three months ended March 31, 2018 and 2017, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $1,944,000 of the $2,817,000 in impairments recognized during the three months ended March 31, 2018) and (ii) discounted cash flow models (there were no impairments recognized during the three months ended March 31, 2018). During the three months ended March 31, 2018, we recorded $873,000 of the $2,817,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tank (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09. These ASUs do not change the core principles of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most of the existing revenue recognition guidance. We evaluated each of the Company’s revenue streams to determine the sources of revenue that are impacted by ASU 2014-09 and concluded that only sales of real estate fall under the scope of Topic 606. Specifically, we evaluated the impact of the guidance on timing of gain recognition for dispositions and concluded there was no impact to our consolidated financial statements. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date. Our revenue-producing contracts are primarily leases that are not within the scope of ASU 2014-09. Effective January 1, 2018, we adopted ASU 2014-09 and the related practical expedient related to leases, technical corrections, and improvements for certain aspects of ASU 2014-09, on a modified retrospective basis, which was applied to all contracts at the date of initial application. The adoption of the new revenue recognition guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-2 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for fiscal years, and for interim periods within those years, beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. On March 28, the FASB tentatively approved a new practical expedient for lessors adopting the new leases standard. When issued, lessors will have the option to aggregate nonlease components with the related lease component upon adoption of the new standard if the following conditions are met: 1. The timing and pattern of transfer for the nonlease component and the related lease component are the same. 2. The stand-alone lease component would be classified as an operating lease if accounted for separately. We continue to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee we expect to record a lease liability and a right of use asset on our consolidated financial statements at fair value upon adoption. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

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

On February 22, 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. ASU 2017-05 requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 was eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. Effective January 1, 2018, we adopted ASU 2017-05 on a modified retrospective basis. Upon adoption, we apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

NOTE 3. — LEASES

As of March 31, 2018, we owned 824 properties and leased 78 properties from third-party landlords. These 902 properties are located in 28 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations.

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

Revenues from rental properties were $28,284,000 and $23,897,000 for the three months ended March 31, 2018 and 2017, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $27,502,000 and $23,477,000 for the three months ended March 31, 2018 and 2017, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties in continuing operations were $782,000 and $420,000 for the three months ended March 31, 2018 and 2017, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves as of March 31, 2018 and 2017, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,068,000 and $2,993,000 for the three months ended March 31, 2018 and 2017, respectively.

We incurred $28,000 and $30,000 of lease origination costs for the three months ended March 31, 2018 and 2017, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $88,881,000 investment in direct financing leases as of March 31, 2018, are minimum lease payments receivable of $151,246,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $76,344,000. The components of the $89,587,000 investment in direct financing leases as of December 31, 2017, are minimum lease payments receivable of $154,441,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $78,833,000.

Major Tenants

As of March 31, 2018, we had three significant tenants by revenue:

•

We leased 163 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 17% and 21% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 14% and 16% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 12% and 17% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of March 31, 2018, 379 of the properties we own or lease were previously leased to Marketing, of which 338 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 26 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements, generally with an initial term of 15 or 20 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2018, we have a remaining commitment to fund up to $8,449,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2018, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative net amount of $3,005,000 is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2018 and December 31, 2017, we had accrued $12,311,000 for certain of these matters which we believe were appropriate based on information then currently available. We have recorded credits aggregating $73,000 for litigation losses for the three months ended March 31, 2017 for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the three months ended March 31, 2018, we received amounts aggregating $147,000 for former legal litigation settlements.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of March 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, NY Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in New York Supreme court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of March 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and Second Restated Prudential Note Purchase Agreement (both defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2018	December 31, 2017
Unsecured Revolving Credit Facility	March 2022	3.19%	$100,000	$105,000
Unsecured Term Loan	March 2023	3.33%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Total debt			375,000	380,000
Unamortized debt issuance costs, net			(3,407)	(842)
Total debt, net			$371,593	$379,158

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consisted of a $175,000,000 unsecured revolving credit facility (the “Revolving Facility”) and a $50,000,000 unsecured term loan (the “Term Loan”).

On February 21, 2017, we entered into an amendment to the Credit Agreement to permit the Second Restated Prudential Note Purchase Agreement described under “Senior Unsecured Notes” below.

On March 23, 2018, we entered in to an amended and restated credit agreement (the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175,000,000 to $250,000,000, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300,000,000 in the amount of the Revolving Facility and/or the Term Loan to $600,000,000 in the aggregate.

The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity.

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

On March 23, 2018, we entered into an amendment to the Second Restated Prudential Note Purchase Agreement to conform certain terms and covenants to the Restated Credit Agreement.

Covenants

The Restated Credit Agreement and the Second Restated Prudential Note Purchase Agreement contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement and the Second Restated Prudential Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Second Restated Prudential Note Purchase Agreement requires a mandatory offer to prepay the Notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Credit Agreement or under the Second Restated Prudential Note Purchase Agreement and could result in the acceleration of our indebtedness under the Restated Credit Agreement and the Second Restated Prudential Note Purchase Agreement. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Restated Credit Agreement.

As of March 31, 2018, we are in compliance with all of the material terms of the Restated Credit Agreement and Second Restated Prudential Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2018, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2018	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	100,000	100,000
2022 (1)	100,000	—	—	100,000
Thereafter	—	50,000	125,000	175,000
Total	$100,000	$50,000	$225,000	$375,000
(1)

The Revolving Facility matures in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Facility for one additional year to March 2023.

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2018, we had accrued a total of $63,364,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $18,063,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,301,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63,565,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $18,537,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,028,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $691,000 and $1,033,000 of net accretion expense was recorded for the three months ended March 31, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2018 and 2017, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $512,000 and $4,317,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2018 and 2017, we increased the carrying values of certain of our properties by $1,128,000 and $1,560,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, was $1,048,000 and $1,105,000, respectively. Capitalized asset retirement costs were $45,160,000 (consisting of $18,568,000 of known environmental liabilities and $26,592,000 of reserves for future environmental liabilities) as of March 31, 2018, and $45,380,000 (consisting of $18,692,000 of known environmental liabilities and $26,688,000 of reserves for future environmental liabilities) as of December 31, 2017. We recorded impairment charges aggregating $1,012,000 and $2,120,000 for the three months ended March 31, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

NOTE 7. — SHAREHOLDERS’ EQUITY

A summary of the changes in shareholders’ equity for the three months ended March 31, 2018, is as follows (in thousands):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				10,032	10,032
Dividends declared — $0.32 per share				(12,890)	(12,890)
Shares issued pursuant to ATM Program, net	—	—	(83)	—	(83)
Shares issued pursuant to dividend reinvestment	14	—	379	—	379
Stock-based compensation	—	—	385	—	385
BALANCE, MARCH 31, 2018	39,710	$397	$605,553	$(54,432)	$551,518

On March 1, 2018, our Board of Directors granted 121,650 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. We have a stock option plan under which our authorization to grant options has expired. As of March 31, 2018 and December 31, 2017, there were no options outstanding.

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

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters 4,100,000 shares of common stock (the “Equity Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 615,000 shares of common stock. We received net proceeds from the Equity Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104,312,000 after deducting the underwriting discount and offering expenses. The net proceeds of the Equity Offering were used to repay of amounts outstanding under our Revolving Facility and subsequently were used to fund the Empire and Applegreen Transactions.

ATM Program

In June 2016, we established an at-the-market equity offering program (the “2016 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. The 2016 ATM Program was terminated in January 2018.

In March 2018, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

During the three months ended March 31, 2018, no shares of common stock were issued under our ATM Program. During the three months ended March 31, 2017, we issued 168,000 shares of common stock and received net proceeds of $4,280,000 under 2016 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2018, we paid regular quarterly dividends of $12,846,000 or $0.32 per share. For the three months ended March 31, 2017, we paid regular quarterly dividends of $9,741,000 or $0.28 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2018, we issued 14,157 shares of common stock under the dividend reinvestment plan and received proceeds of $379,000. During the three months ended March 31, 2017, we issued 12,052 shares of common stock under the dividend reinvestment plan and received proceeds of $312,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $385,000 and $302,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expenses in our consolidated statements of operations.

NOTE 8. — EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share gives effect, utilizing the two-class method, to the potential dilution from the issuance of shares of our common stock in settlement of RSUs which provide for non-forfeitable dividend equivalents equal to the dividends declared per common share. Basic and diluted earnings per common share is computed by dividing net earnings less dividend equivalents attributable to RSUs by the weighted average number of common shares outstanding during the period. Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding at March 31, 2018. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of March 31, 2017.

	Three Months Ended March 31,
(in thousands)	2018	2017
Earnings from continuing operations	$10,162	$7,717
Less dividend equivalents attributable to RSUs outstanding	(183)	(128)
Earnings from continuing operations attributable to common shareholders	9,979	7,589
(Loss) earnings from discontinued operations	(130)	1,987
Less dividend equivalents attributable to RSUs outstanding	—	—
(Loss) earnings from discontinued operations attributable to common shareholders	(130)	1,987
Net earnings attributable to common shareholders used for basic and diluted earnings per share calculation	$9,849	$9,576
Weighted average common shares outstanding:
Basic	39,710	34,555
Incremental shares from share based compensation	2	—
Diluted	39,712	34,555
Basic earnings per common share	$0.25	$0.28
Diluted earnings per common share	$0.25	$0.28

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2018 and December 31, 2017, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2018 and December 31, 2017, the fair value of the borrowings under senior unsecured notes was $232,600,000 and $233,500,000, respectively. The fair value of the borrowings outstanding as of March 31, 2018 and December 31, 2017, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$538	$—	$—	$538
Liabilities:
Deferred compensation	$—	$538	$—	$538

The following summarizes as of December 31, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$451	$—	$—	$451
Liabilities:
Deferred compensation	$—	$451	$—	$451

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2018 and December 31, 2017, of $1,716,000 and $2,785,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. As of March 31, 2018, there were no properties that met criteria to be classified as held for sale. Activity from discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues from rental properties	$—	$—
Impairments	(390)	(269)
Changes in environmental estimates	260	2,256
(Loss) earnings from discontinued operations	$(130)	$1,987

NOTE 11. — PROPERTY ACQUISITIONS

There were no property acquisitions during the three months ended March 31, 2018. During the three months ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties for an aggregate purchase price of $6,154,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,959,000 of the purchase price to land, $3,932,000 to buildings and improvements and $263,000 to in-place leases.

On September 6, 2017, we acquired fee simple interests in 49 convenience store and gasoline station properties (the “Empire Properties”) for $123,126,000 and entered into a unitary lease with Empire Petroleum Partners, LLC (“Empire”) at the closing of the transaction (the “Empire Transaction”). We funded the Empire Transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Empire to pay a fixed annual rent plus all amounts pertaining to the Empire Properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The Empire Properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas.

We accounted for the acquisition of the Empire Properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $75,674,000 of the purchase price to land, $38,205,000 to buildings and improvements, $189,000 to above market leases and $9,058,000 to in-place leases.

On October 3, 2017, we acquired fee simple interests in 33 convenience store and gasoline station properties and five stand-alone Burger King quick service restaurants (the “Applegreen Properties”) for $68,710,000 and entered into a unitary lease with U.S. subsidiary of Applegreen PLC (“Applegreen”) at the closing of the transaction (the “Applegreen Transaction”). We funded the Applegreen Transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the Applegreen Properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter. The Applegreen Properties are located within the metropolitan market of Columbia, SC.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2018, for recognition or disclosure purposes. Based on this evaluation, other than as set forth below, there were no significant subsequent events from March 31, 2018, through the date the financial statements were issued.

On April 17, 2018, we acquired fee simple interests in 30 properties for $52,200,000 and entered into a unitary lease with GPM Investments, LLC. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. Rent is scheduled to increase annually during the initial and renewal terms of the lease.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies (as defined below); our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale NY, were appropriate based on the information then available; our claims for reimbursement of monies expended in in the defense and settlement of certain MTBE cases under pollution insurance policies; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and Second Restated Prudential Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; counterparty risks; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our business operations generating sufficient cash for distributions or debt service; potential future acquisitions and redevelopment opportunities; our ability to successfully manage our investment strategy; owning and leasing real estate; adverse developments in general business, economic or political conditions; substantially all of our tenants depending on the same industry for their revenues; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; changes in interest rates and our ability to manage or mitigate this risk effectively; adverse effects of inflation; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; and our information systems.

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

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events, unless required by law. For any forward-looking statements contained in this Quarterly Report on Form 10-Q or in any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2018, we owned 824 properties and leased 78 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our shareholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our shareholders each year.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business — Company Operations”, “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2017, and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2018, we leased 887 of our properties to tenants under triple-net leases.

Our net lease properties include 790 properties leased under 24 separate unitary or master triple-net leases and 97 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of March 31, 2018, we were actively redeveloping 10 of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2018, five of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

There were no property acquisitions during the three months ended March 31, 2018. During the three months ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties, in separate transactions, for an aggregate purchase price of $6.2 million.

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

For the three months ended March 31, 2018, we spent $0.3 million of construction-in-progress costs related to our redevelopment activities.

As of March 31, 2018, we were actively redeveloping 10 of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the 10 properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of March 31, 2018, we have signed leases on six properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $2.8 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

Beginning in the fourth quarter of 2017, we revised our definition of AFFO to exclude three additional items – environmental litigation accruals, insurance reimbursements, and legal settlements and judgments – because we believe that these items are not indicative of our core operating performance. While we do not label excluded items as non-recurring, management believes that excluding items from our definition of AFFO that are either non-cash or not reflective of our core operating performance provides analysts and investors the ability to compare our core operating performance between periods. AFFO for the three months ended March 31, 2017, has been restated to conform to our revised definition.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our core operating performance. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. In our case, however, GAAP net earnings and FFO typically include the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for recognition of rental income recognized from direct financing leases on revenues from rental properties and the amortization of deferred lease incentives, as offset by the impact of related collection reserves. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method, which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO include non-cash changes in environmental estimates and environmental accretion expense, which do not impact our recurring cash flow. GAAP net earnings and FFO also include environmental litigation accruals, insurance reimbursements, and legal settlements and judgments, which items are not indicative of our core operating performance. GAAP net earnings and FFO from time to time may also include property acquisition costs expensed and other unusual items that are not reflective of our core operating performance. Acquisition costs are expensed, generally in the period when properties are acquired and are not reflective of our core operating performance.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net earnings	$10,032	$9,704
Depreciation and amortization of real estate assets	5,594	4,392
(Gain) loss on dispositions of real estate	(649)	331
Impairments	2,817	3,737
Funds from operations	17,794	18,164
Revenue recognition adjustments	(782)	(419)
Changes in environmental estimates	(512)	(4,317)
Accretion expense	691	1,033
Environmental litigation accruals	-	(73)
Insurance reimbursements	(215)	(218)
Legal settlements and judgments	(147)	-
Adjusted funds from operations	$16,829	$14,170
Basic per share amounts:
Earnings per share	$0.25	$0.28
Funds from operations per share	0.44	0.52
Adjusted funds from operations per share	$0.42	$0.40
Basic weighted average common shares outstanding	39,710	34,555
Diluted per share amounts:
Earnings per share	$0.25	$0.28
Funds from operations per share	0.44	0.52
Adjusted funds from operations per share	$0.42	$0.40
Diluted weighted average common shares outstanding	39,712	34,555

Results of Operations

Three months ended March 31, 2018, compared to the three months ended March 31, 2017

Revenues from rental properties increased by $4.4 million to $28.3 million for the three months ended March 31, 2018, as compared to $23.9 million for the three months ended March 31, 2017. The increase in revenues from rental properties was primarily due to $2.5 million and $1.4 million of revenue from the properties acquired in the Empire Transaction and Applegreen Transaction, respectively, and a $0.4 million increase in Revenue Recognition Adjustments. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $27.5 million for the three months ended March 31, 2018, as compared to $23.5 million for the three months ended March 31, 2017. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, included in continuing operations totaled $3.1 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively. Interest income on notes and mortgages receivable was $0.8 million for the three months ended March 31, 2018 and the three months ended March 31, 2017.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties included in continuing operations includes Revenue Recognition Adjustments which increased rental revenue by $0.8 million for the three months ended March 31, 2018, and $0.4 million for the three months ended March 31, 2017.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $4.9 million for the three months ended March 31, 2018, as compared to $4.8 million for the three months ended March 31, 2017. The increase in property costs for the three months ended March 31, 2018, was principally due to an increase in reimbursable real estate taxes offset by a decrease in maintenance expense.

Impairment charges included in continuing operations were $2.4 million for the three months ended March 31, 2018, as compared to $3.5 million for the three months ended March 31, 2017. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended March 31, 2018 and 2017, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended March 31, 2018, increased by $1.7 million to $1.2 million, as compared to a credit of $0.5 million for the three months ended March 31, 2017. The increase in environmental expenses for the three months ended March 31, 2018, was principally due to increases in environmental legal fees and net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $3.6 million for the three months ended March 31, 2018, as compared to $3.5 million for the three months ended March 31, 2017. The increase in general and administrative expense for the three months ended March 31, 2018, was principally due to an increase in employee related expenses.

Depreciation and amortization expense was $5.6 million for the three months ended March 31, 2018, as compared to $4.4 million for the three months ended March 31, 2017. The increase in depreciation and amortization expense was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income, net was $0.4 million for the three months ended March 31, 2018, as compared to $0.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, other income was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs and $0.1 million received from a legal settlement. Other income for the three months ended March 31, 2017, was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs.

Interest expense was $5.1 million for the three months ended March 31, 2018, as compared to $4.1 million for the three months ended March 31, 2017. The increase was primarily due to higher average borrowings outstanding for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Loss from discontinued operations was $0.1 million for the three months ended March 31, 2018, as compared to earnings of $2.0 million for the three months ended March 31, 2017. The decrease in earnings for the three months ended March 31, 2018, was primarily due to lower environmental credits. For the three months ended March 31, 2018 and 2017, impairment charges recorded in discontinued operations of $0.4 million and $0.3 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Gains on dispositions of real estate and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported gains and impairment charges for one period, as compared to prior periods.

For the three months ended March 31, 2018, FFO was $17.8 million as compared to $18.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, AFFO increased by $2.6 million to $16.8 million, as compared to $14.2 million for the prior period. FFO for the three months ended March 31, 2018, was impacted by the changes in net earnings but excludes a $0.9 million decrease in impairment charges, a $0.9 million increase in gains on dispositions of real estate and a $1.2 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended March 31, 2018, also excludes a $0.1 million increase in legal settlements and judgments, a $0.1 million decrease in environmental litigation accruals, a $3.5 million increase in environmental estimates and accretion expense, and a $0.4 million decrease in Revenue Recognition Adjustments which cause our reported revenues from rental properties to vary from the amount of rent payments contractually due or received during the periods presented (which are included in net earnings and FFO but are excluded from AFFO).

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility which is scheduled to mature in March 2022 and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Restated Credit Agreement, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

Our cash flow activities for the three months ended March 31, 2018 and 2017, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash flow provided by operating activities	$17,299	$12,948
Net cash flow provided by (used in) investing activities	1,479	(2,001)
Net cash flow used in financing activities	$(20,464)	$(5,314)

Operating Activities

Net cash flow from operating activities increased by $4.4 million for the three months ended March 31, 2018, to $17.3 million, as compared to $12.9 million for the three months ended March 31, 2017. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expenses, general and administrative expenses, and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2018 and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate. Net cash flow from investing activities increased by $3.5 million for the three months ended March 31, 2018, to $1.5 million, as compared to net cash flow used in investing activities of $2.0 million for the three months ended March 31, 2017. The increase in net cash flow from investing activities for the three months ended March 31, 2018, was primarily due to a decrease of $6.2 million in property acquisitions and a decrease in deposits for property acquisitions of $2.3 million.

Financing Activities

Net cash flows used in financing activities increased by $15.2 million for the three months ended March 31, 2018, to a use of $20.5 million, as compared to a use of $5.3 million for the three months ended March 31, 2017. The decrease in net cash flow used in financing activities was primarily due to an increase in repayments under the credit agreement of $5.0 million and an increase in dividends paid of $3.1 million and payment of credit agreement origination costs, and a decrease in net proceeds from issuance of common stock of $4.3 million.

Credit Agreement

On June 2, 2015, we entered into a $225.0 million senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consisted of a $175.0 million unsecured revolving credit facility (the “Revolving Facility”) and a $50.0 million unsecured term loan (the “Term Loan”).

On February 21, 2017, we entered into an amendment to the Credit Agreement to permit the Second Restated Prudential Note Purchase Agreement described under “Senior Unsecured Notes” below.

On March 23, 2018, we entered in to an amended and restated credit agreement (the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175.0 million to $250.0 million, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate.

The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity.

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

On March 23, 2018, we entered into an amendment to the Second Restated Prudential Note Purchase Agreement to conform certain terms and covenants to the Restated Credit Agreement.

Equity Offering

On July 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters 4.1 million shares of common stock (the “Equity Offering”). Pursuant to the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 0.6 million shares of common stock. We received net proceeds from the Equity Offering, including the full exercise by the Underwriters of their option to purchase additional shares, of $104.3 million after deducting the underwriting discount and offering expenses. The net proceeds of the Equity Offering were used to repay amounts outstanding under our Revolving Facility and subsequently were used to fund the Empire and Applegreen Transactions.

ATM Program

In June 2016, we established an at-the-market equity offering program (the “2016 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. The 2016 ATM Program was terminated in January 2018.

In March 2018, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

There were no shares of common stock issued during the three months ended March 31, 2018. During the three months ended March 31, 2017, we issued 168,000 shares of common stock and received net proceeds of $4.3 million under 2016 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

There were no property acquisitions during the three months ended March 31, 2018. During the three months ended March 31, 2017, we acquired fee simple interests in five convenience store and gasoline station properties for an aggregate purchase price of $6.2 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. See Note 11 for additional information.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for an alternative single-tenant net lease retail use. For the three months ended March 31, 2018, we spent $0.3 million of construction-in-progress costs related to our redevelopment activities.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2018, we have a remaining commitment to fund up to $8.4 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Restated Credit Agreement and the Second Restated Prudential Note Purchase Agreement and other factors, and therefore is not assured. In particular, our Restated Credit Agreement and Second Restated Prudential Note Purchase Agreement prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our shareholders for the three months ended March 31, 2018, were $12.8 million, or $0.32 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Matters

General

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment such as the remediation of known contamination and the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Environmental costs are principally attributable to remediation costs which are incurred for, among other things, removing USTs, excavation of contaminated soil and water, installing, operating, maintaining and decommissioning remediation systems, monitoring contamination and governmental agency compliance reporting required in connection with contaminated properties. We seek reimbursement from state UST remediation funds related to these environmental costs where available. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for new environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2018, we had accrued a total of $63.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $18.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $18.6 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.7 million and $1.0 million of net accretion expense was recorded for the three months ended March 31, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2018 and 2017, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $0.5 million and $4.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2018 and 2017, we increased the carrying values of certain of our properties by $1.1 million and $1.6 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs included in continuing and discontinued operations in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, was $1.0 million and $1.1 million, respectively. Capitalized asset retirement costs were $45.2 million (consisting of $18.6 million of known environmental liabilities and $26.6 million of reserves for future environmental liabilities) as of March 31, 2018, and $45.4 million (consisting of $18.7 million of known environmental liabilities and $26.7 million of reserves for future environmental liabilities) as of December 31, 2017. We recorded impairment charges aggregating $1.0 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2018 and December 31, 2017, we had accrued $12.3 million, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement (the “Restated Credit Agreement”) entered into on March 23, 2018, with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2018, were $150.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $150.0 million as of March 31, 2018, an increase in market interest rates of 1.0% for 2018 would decrease our 2018 net income and cash flows by $1.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $150.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2018 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1**

Amended and Restated Credit Agreement, dated as of March 23, 2018, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, each lender from time to time party thereto and each L/C Issuer from time to time party thereto.

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

** Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2018

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)