Form 10-Q
period 2018-09-30
GETTY REALTY CORP /MD/
filed 2018-10-25
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐			Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 40,533,322 shares of common stock as of October 25, 2018.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Real estate:
Land	$629,602	$589,497
Buildings and improvements	403,900	379,785
Construction in progress	3,333	1,682
	1,036,835	970,964
Less accumulated depreciation and amortization	(145,756)	(133,353)
Real estate held for use, net	891,079	837,611
Real estate held for sale, net	360	—
Real estate, net	891,439	837,611
Investment in direct financing leases, net	87,376	89,587
Notes and mortgages receivable	33,072	32,366
Cash and cash equivalents	18,563	19,992
Restricted cash	1,442	821
Deferred rent receivable	36,824	33,610
Accounts receivable, net of allowance of $2,114 and $1,840, respectively	2,925	3,712
Prepaid expenses and other assets	58,606	55,055
Total assets	$1,130,247	$1,072,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement, net	$97,021	$154,502
Senior unsecured notes, net	324,380	224,656
Environmental remediation obligations	60,905	63,565
Dividends payable	13,145	12,846
Accounts payable and accrued liabilities	62,604	63,490
Total liabilities	558,055	519,059
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 and 10,000,000 shares authorized, respectively; unissued	—	—
Common stock, $0.01 par value; 100,000,000 and 60,000,000 shares authorized, respectively; 40,521,725 and 39,696,110 shares issued and outstanding, respectively	405	397
Additional paid-in capital	627,905	604,872
Dividends paid in excess of earnings	(56,118)	(51,574)
Total stockholders’ equity	572,192	553,695
Total liabilities and stockholders’ equity	$1,130,247	$1,072,754

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenues from rental properties	$29,570	$24,913	$86,877	$73,174
Tenant reimbursements	4,332	3,799	11,861	10,717
Interest on notes and mortgages receivable	792	752	2,314	2,259
Total revenues	34,694	29,464	101,052	86,150
Operating expenses:
Property costs	5,592	5,307	16,955	15,368
Impairments	729	2,167	3,987	6,549
Environmental	1,208	1,045	3,898	931
General and administrative	3,556	3,395	10,998	10,562
Allowance for uncollectible accounts	357	139	364	200
Depreciation and amortization	6,068	4,678	17,569	13,465
Total operating expenses	17,510	16,731	53,771	47,075
Operating income	17,184	12,733	47,281	39,075
Gain (loss) on dispositions of real estate	(29)	163	3,636	339
Other income (expense), net	(78)	881	510	4,992
Interest expense	(6,060)	(4,319)	(16,425)	(12,678)
Earnings from continuing operations	11,017	9,458	35,002	31,728
Discontinued operations:
Earnings (loss) from discontinued operations	(73)	(118)	(486)	2,422
Net earnings	$10,944	$9,340	$34,516	$34,150

Basic earnings per common share:
Earnings from continuing operations	$0.27	$0.24	$0.86	$0.87
Earnings (loss) from discontinued operations	—	—	(0.01)	0.07
Net earnings	$0.27	$0.24	$0.85	$0.94
Diluted earnings per common share:
Earnings from continuing operations	$0.27	$0.24	$0.86	$0.87
Earnings (loss) from discontinued operations	—	—	(0.01)	0.07
Net earnings	$0.27	$0.24	$0.85	$0.94
Weighted average common shares outstanding:
Basic	40,430	38,702	40,016	35,979
Diluted	40,455	38,702	40,031	35,979

Dividends declared per common share	$0.32	$0.28	$0.96	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,516	$34,150
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	17,569	13,465
Impairment charges	4,808	7,044
(Gain) loss on dispositions of real estate	(3,636)	(339)
Deferred rent receivable	(3,214)	(2,540)
Allowance for uncollectible accounts	364	200
Accretion expense	1,837	2,621
Amortization of above-market and below-market leases	(624)	(345)
Amortization of loan origination costs	636	578
Stock-based compensation	1,309	996
Changes in assets and liabilities:
Accounts receivable	(392)	(67)
Prepaid expenses and other assets	(383)	(77)
Environmental remediation obligations	(7,516)	(15,752)
Accounts payable and accrued liabilities	1,213	265
Net cash flow provided by operating activities	46,487	40,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(74,714)	(143,885)
Capital expenditures	(878)	(307)
Addition to construction in progress	(2,050)	(839)
Proceeds from dispositions of real estate	1,641	2,410
Deposits for property acquisitions	(300)	1,711
Amortization of investment in direct financing leases	2,210	1,836
(Issuance) of notes and mortgages receivable	(242)	—
Collection of notes and mortgages receivable	2,855	1,498
Net cash flow (used in) investing activities	(71,478)	(137,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	70,000	65,000
Repayments under credit agreement	(125,000)	(95,000)
Proceeds from senior unsecured notes	100,000	50,000
Payment of loan origination costs	(3,393)	(157)
Payments of cash dividends	(37,681)	(28,457)
Payments in settlement of restricted stock units	—	(1,195)
Proceeds from issuance of common stock, net - Equity offering	—	104,312
Proceeds from issuance of common stock, net - ATM	20,652	8,545
Other	(395)	(5)
Net cash flow provided by financing activities	24,183	103,043
Change in cash, cash equivalents and restricted cash	(808)	5,666
Cash, cash equivalents and restricted cash at beginning of period	20,813	13,194
Cash, cash equivalents and restricted cash at end of period	$20,005	$18,860
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,360	$11,834
Income taxes	224	36
Environmental remediation obligations	6,836	9,636
Non-cash transactions:
Dividends declared but not yet paid	13,145	11,165
Issuance of notes and mortgages receivable related to property dispositions	$3,313	$432

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2018, we owned 861 properties and leased 77 properties from third-party landlords. These 938 properties are located in 30 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and nine months ended September 30, 2018 and 2017.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2018 and 2017.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. We concluded that our revenue consists of rental income from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of September 30, 2018.

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

The sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property. During the nine months ended September 30, 2018, we disposed of six properties, in separate transactions, which resulted in an aggregate gain of $3,665,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from a property condemnation resulting in a loss of $29,000, included in gain on dispositions of real estate on our consolidated statements of operations.

Impairment of Long-Lived Assets

Assets are written down to fair value when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Assets held for disposal are written down to fair value less estimated disposition costs.

We recorded impairment charges aggregating $832,000 and $4,808,000 for the three and nine months ended September 30, 2018, respectively, and $2,393,000 and $7,044,000 for the three and nine months ended September 30, 2017, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $2,531,000 of the $4,808,000 in impairments recognized during the nine months ended September 30, 2018) and (ii) discounted cash flow models (this method was used to determine $104,000 of the $4,808,000 in impairments recognized during the nine months ended September 30, 2018). During the nine months ended September 30, 2018, we recorded $2,173,000 of the $4,808,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2015, 2016 and 2017, and tax returns which will be filed for the year ended 2018, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. ASU 2016-02 is effective for fiscal years, and for interim periods within those years, beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The above ASUs are effective for fiscal years, and for interim periods within those years, beginning January 1, 2019. Early adoption is permitted. We plan to adopt these standards on January 1, 2019, and are continuing to evaluate the impact of their adoption on our consolidated financial statements. However, we currently believe that the adoption of the above ASUs will not have a material impact for operating leases where we are a lessor and we will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee we expect to record a lease liability and a right of use asset on our consolidated financial statements at fair value upon adoption. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

NOTE 3. — LEASES

As of September 30, 2018, we owned 861 properties and leased 77 properties from third-party landlords. These 938 properties are located in 30 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. See Note 6 for additional information regarding environmental obligations.

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

Revenues from rental properties were $29,570,000 and $86,877,000 for the three and nine months ended September 30, 2018, respectively, and $24,913,000 and $73,174,000 for the and three and nine months ended September 30, 2017, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $29,083,000 and $85,009,000 for the three and nine months ended September 30, 2018, respectively, and $24,560,000 and $71,875,000 for the three and nine months ended September 30, 2017, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $487,000 and $1,868,000 for the three and nine months ended September 30, 2018, respectively, and $353,000 and $1,299,000 for the three and nine months ended September 30, 2017, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves as of September 30, 2018 and 2017.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $4,332,000 and $11,861,000 for the three and nine months ended September 30, 2018, respectively, and $3,799,000 and $10,717,000 for the three and nine months ended September 30, 2017, respectively.

We incurred $258,000 and $42,000 of lease origination costs for the nine months ended September 30, 2018 and 2017, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $87,376,000 investment in direct financing leases as of September 30, 2018, are minimum lease payments receivable of $144,812,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $71,415,000. The components of the $89,587,000 investment in direct financing leases as of December 31, 2017, are minimum lease payments receivable of $154,441,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $78,833,000.

Major Tenants

As of September 30, 2018, we had three significant tenants by revenue:

•

We leased 159 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global Partners”). In the aggregate, our leases with subsidiaries of Global Partners represented 18% and 21% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. All of our unitary leases with subsidiaries of Global Partners are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% and 15% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut Petroleum”). In the aggregate, our leases with subsidiaries of Chestnut Petroleum represented 11% and 16% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut Petroleum affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of September 30, 2018, 377 of the properties we own or lease were previously leased to Marketing, of which 332 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 29 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements, generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to make capital expenditures at our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2018, we have a remaining commitment to fund up to $7,852,000 in the aggregate with our tenants for our portion of such capital expenditures. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2018, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,809,000 (net of accumulated amortization of $1,196,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2018 and December 31, 2017, we had accrued $12,311,000 for certain of these matters which we believe were appropriate based on information then currently available. We have recorded provisions aggregating $26,000 and credits aggregating $106,000 for environmental litigation accruals for the nine months ended September 30, 2018 and 2017, respectively, for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the nine months ended September 30, 2018, we received $147,000 for former legal litigation settlements.

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

On June 16, 2016, Maxus Energy Corporation and Tierra Solutions, Inc., who have contractual liability to Occidental for Occidental’s potential liability related to the Lower Passaic River, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF SA, Maxus and Tierra’s corporate parent, sought bankruptcy approval of a settlement under which YPF would pay $130,000,000 to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims for costs incurred by the CPG relating to the lower Passaic River.

On April 19, 2017, Maxus, Tierra and certain of its affiliates (collectively, the “Debtors”), together with the Official Committee of Unsecured Creditors, of which the CPG is a member, filed an Amended Chapter 11 Plan of Liquidation (the “Chapter 11 Plan”) in the Chapter 11 proceedings, which has been confirmed by order of the bankruptcy court, having an effective date of July 14, 2017 (the “Effective Date”). The Chapter 11 Plan provides for, among other things, the creation of a Liquidating Trust to liquidate and distribute from available assets certain allowed claims pursuant to the procedures set forth therein. Under the terms of the Chapter 11 Plan, the

CPG’s proof of claim, which includes past costs incurred in the performance of the RI/FS and River Mile 10.9 work, is classified as an Allowed Class 4 Claim in the approximate amount of $14,300,000. To the extent that the CPG receives any distributions from the Liquidating Trust with respect to its Allowed Class 4 Claim, we would be entitled to seek reimbursement of our pro-rata share of said distribution for past costs we incurred with respect to performance of the RI/FS and River Mile 10.9 work. The Chapter 11 Plan also provides for a Mutual Contribution Release Agreement under which claims for contribution relating to liabilities associated with the Lower Passaic River and incurred prior to the Effective Date are mutually released by and among the parties identified therein. We are one of 59 parties (the “Released Parties”) that entered into the Mutual Contribution Release Agreement, pursuant to which (i) the Debtors release the Released Parties from any contribution claim they may have, (ii) Occidental releases the Released Parties for the amounts itemized in Occidental’s Class 4 Claim, and (iii) the Released Parties release the Debtors and Occidental for the amounts itemized in the CPG’s Class 4 Claim. The Mutual Contribution Release Agreement does not reduce or affect the CPG’s right to receive distributions from the Liquidating Trust on account of the CPG’s Class 4 Claim or our pro-rata share of any such distributions, nor does it affect our right to assert any future claims against Occidental for costs that we may incur related to the remediation of the Lower Passaic River after the Effective Date.

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

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the lower 8-miles of the Passaic River. The complaint lists over 120 defendants, including us, many of which were also named in the NJDEP’s 2003 Directive and the EPA’s 2016 Notice. We do not know whether this new complaint will impact the EPA’s allocation process or the ultimate outcome of the matter. We intend to defend the claims consistent with our defenses in the related proceedings.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP, alleging various theories of liability due to contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of September 30, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The complaint names us and more than 50 other defendants, including petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and acts in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

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

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants, including petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, N.Y., including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of September 30, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement (as defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2018	December 31, 2017
Unsecured Revolving Credit Facility	March 2022	3.63%	$50,000	$105,000
Unsecured Term Loan	March 2023	3.69%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	—
Series E Notes	June 2028	5.47%	50,000	—
Total debt			425,000	380,000
Unamortized debt issuance costs, net			(3,599)	(842)
Total debt, net			$421,401	$379,158

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consisted of a $175,000,000 unsecured revolving credit facility (the “Revolving Facility”) and a $50,000,000 unsecured term loan (the “Term Loan”).

On March 23, 2018, we entered in to an amended and restated credit agreement (as amended, as described below, the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175,000,000 to $250,000,000, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

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

On September 19, 2018, we entered into an amendment (the “Amendment”) of our Restated Credit Agreement. The Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect our previously announced entrance on June 21, 2018, into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the Amendment) plus the Applicable Rate (as defined in the Amendment) for such facility.

Senior Unsecured Notes

On June 21, 2018, we entered into a third amended and restated note purchase and guarantee agreement (the “Third Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with Prudential and certain of its affiliates. Pursuant to the Third Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100,000,000 (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75,000,000 (the “Series B Notes”) and (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50,000,000 (the “Series C Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Third Restated Prudential Note Purchase Agreement and we authorized and issued our 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50,000,000 (the “Series D Notes” and, together with the Series A Notes, Series B Notes and Series C Notes, the “Notes”). The Third Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Purchase Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Purchase Agreement, we authorized and issued our 5.47% Series E Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50,000,000 (the “Series E Notes”). The MetLife Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series E Notes prior to its maturity.

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

As of September 30, 2018, we are in compliance with all of the material terms of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2018, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2018	$—	$—	$—	$—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	100,000	100,000
2022 (1)	50,000	—	—	50,000
Thereafter	—	50,000	225,000	275,000
Total	$50,000	$50,000	$325,000	$425,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2018, we had accrued a total of $60,905,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $15,839,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,066,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63,565,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $18,537,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,028,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,837,000 and $2,621,000 of net accretion expense was recorded for the nine months ended September 30, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2018 and 2017, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $679,000 and $6,116,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2018 and 2017, we increased the carrying values of certain of our properties by $3,027,000 and $3,560,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2018 and 2017, was $3,206,000 and $3,281,000, respectively. Capitalized asset retirement costs were $45,099,000 (consisting of $19,494,000 of known environmental liabilities and $25,605,000 of reserves for future environmental liabilities) as of September 30, 2018, and $45,380,000 (consisting of $18,692,000 of known environmental liabilities and $26,688,000 of reserves for future environmental liabilities) as of December 31, 2017. We recorded impairment charges aggregating $2,503,000 and $4,986,000 for the nine months ended September 30, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2018, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				34,516	34,516
Dividends declared — $0.96 per share				(39,060)	(39,060)
Shares issued pursuant to ATM Program, net	785	8	20,644	—	20,652
Shares issued pursuant to dividend reinvestment	41	—	1,080	—	1,080
Stock-based compensation	—	—	1,309	—	1,309
BALANCE, SEPTEMBER 30, 2018	40,522	$405	$627,905	$(56,118)	$572,192

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

During the three and nine months ended September 30, 2018, we issued a total of 248,000 and 785,000 shares of common stock, respectively, and received net proceeds of $6,938,000 and $20,652,000, respectively, under the ATM Program. During the three and nine months ended September 30, 2017, we issued 97,000 and 329,000 shares, respectively, of common stock and received net proceeds of $2,685,000 and $8,545,000, respectively, under the 2016 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2018, we paid regular quarterly dividends of $38,761,000 or $0.96 per share. For the nine months ended September 30, 2017, we paid regular quarterly dividends of $29,404,000 or $0.84 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2018, we issued 40,323 shares of common stock under the dividend reinvestment plan and received proceeds of $1,080,000. During the nine months ended September 30, 2017, we issued 36,865 shares of common stock under the dividend reinvestment plan and received proceeds of $947,000.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,309,000 and $996,000 for the nine months ended September 30, 2018 and 2017, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of September 30, 2018 and 2017.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings from continuing operations	$11,017	$9,458	$35,002	$31,728
Less earnings attributable to RSUs outstanding	(183)	(126)	(548)	(391)
Earnings from continuing operations	10,834	9,332	34,454	31,337
Earnings (loss) from discontinued operations	(73)	(118)	(486)	2,422
Less earnings attributable to RSUs outstanding	—	—	—	(30)
Earnings (loss) from discontinued operations	(73)	(118)	(486)	2,392
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$10,761	$9,214	$33,968	$33,729
Weighted average common shares outstanding:
Basic	40,430	38,702	40,016	35,979
Incremental shares from stock-based compensation	25	—	15	—
Diluted	40,455	38,702	40,031	35,979
Basic earnings per common share	$0.27	$0.24	$0.85	$0.94
Diluted earnings per common share	$0.27	$0.24	$0.85	$0.94

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2018 and December 31, 2017, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of September 30, 2018 and December 31, 2017, the fair value of the borrowings under senior unsecured notes was $328,200,000 and $233,500,000, respectively. The fair value of the borrowings outstanding as of September 30, 2018 and December 31, 2017, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$568	$—	$—	$568
Liabilities:
Deferred compensation	$—	$568	$—	$568

The following summarizes as of December 31, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$451	$—	$—	$451
Liabilities:
Deferred compensation	$—	$451	$—	$451

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2018 and December 31, 2017, of $2,908,000 and $2,785,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We report as discontinued operations properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption discontinued operations. At September 30, 2018, we classified two properties as held for sale on our consolidated balance sheet. We determined that the expected sale of these properties does not represent a strategic shift in our operations and, as a result, the results of operations for the two properties were reflected in our earnings from continuing operations for the nine months ended September 30, 2018.

Real estate held for sale consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$167	$—
Buildings and improvements	209	—
	376	—
Accumulated depreciation and amortization	(16)	—
Real estate held for sale, net	$360	$—

Activity from discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from rental properties	$—	$—	$—	$—
Impairments	(103)	(226)	(821)	(495)
Changes in environmental estimates	30	105	335	2,906
Other operating income	—	3	—	11
Earnings (loss) from discontinued operations	$(73)	$(118)	$(486)	$2,422

NOTE 11. — PROPERTY ACQUISITIONS

2018

During the nine months ended September 30, 2018, we acquired fee simple interests in 39 convenience store and gasoline station properties for an aggregate purchase price of $74,714,000.

On April 17, 2018, we acquired fee simple interests in 30 convenience store and gasoline station properties for $52,592,000 and entered into a unitary lease with GPM Investments, LLC (“GPM”) at the closing of the transaction. We funded the GPM transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires GPM to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located primarily within metropolitan markets in the states of Arkansas, Louisiana, Oklahoma and Texas. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $31,633,000 of the purchase price to land, $17,489,000 to buildings and improvements, $4,047,000 to in-place leases, and $577,000 to below market leases, which is accounted for as a deferred liability.

On August 1, 2018, we acquired fee simple interests in six convenience store and gasoline station properties for $17,412,000 and entered into a unitary lease with a U.S. subsidiary of Applegreen PLC (“Applegreen”) at the closing of the transaction. We funded the Applegreen transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are all located within the metropolitan market of Columbia, SC. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $8,930,000 of the purchase price to land, $6,773,000 to buildings and improvements, $1,371,000 to in-place leases, $773,000 to above market leases and $435,000 to below market leases, which is accounted for as a deferred liability.

In addition, during the nine months ended September 30, 2018, we also acquired fee simple interests in three convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $4,710,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,517,000 of the purchase price to land, $1,959,000 to buildings and improvements and $234,000 to in-place leases.

2017

During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station properties for an aggregate purchase price of $143,885,000.

On September 6, 2017, we acquired fee simple interests in 49 convenience store and gasoline station properties for $123,126,000 and entered into a unitary lease with Empire Petroleum Partners, LLC (“Empire”) at the closing of the transaction. We funded the Empire transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Empire to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $75,674,000 of the purchase price to land, $38,205,000 to buildings and improvements, $189,000 to above market leases and $9,058,000 to in-place leases.

On October 3, 2017, we acquired fee simple interests in 33 convenience store and gasoline station properties and five stand-alone Burger King quick service restaurants for $68,710,000 and entered into a unitary lease with a U.S. subsidiary of Applegreen at the closing of the transaction. We funded the Applegreen transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter. The properties are all located within the metropolitan market of Columbia, SC. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $36,874,000 of the purchase price to land, $27,431,000 to buildings and improvements, $961,000 to above market leases, $1,104,000 to below market leases, which is accounted for as a deferred liability, and $4,548,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2018, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2018, through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies (as defined below); our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale NY, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2018, we owned 861 properties and leased 77 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Net Lease. As of September 30, 2018, we leased 920 of our properties to tenants under triple-net leases.

Our net lease properties include 817 properties leased under 26 separate unitary or master triple-net leases and 103 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 to 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. Certain leases require our tenants to invest capital in our properties.

Redevelopment. As of September 30, 2018, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the nine months ended September 30, 2018, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio.

Vacancies. As of September 30, 2018, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the nine months ended September 30, 2018, we acquired fee simple interests in 39 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $74.7 million. During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $143.9 million.

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

For the nine months ended September 30, 2018, we spent $2.1 million of construction-in-progress costs related to our redevelopment activities. During the nine months ended September 30, 2018, we transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. In addition, during the nine months ended September 30, 2018, we spent $1.3 million to reimburse tenants for capital expenditures related to our redevelopment activities. For the nine months ended September 30, 2018, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio.

As of September 30, 2018, we were actively redeveloping nine of our former convenience store and gasoline station properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the nine properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of September 30, 2018, we have signed leases on four properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $0.8 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, and $2.4 million and $7.0 million for the three and nine months ended September 30, 2017, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to stockholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) to measure our performance. FFO and AFFO are generally considered by analysts and investors to be appropriate supplemental non-GAAP measures of the performance of REITs. FFO and AFFO are not in accordance with, or a substitute for, measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

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

Beginning in the fourth quarter of 2017, we revised our definition of AFFO to exclude three additional items – environmental litigation accruals, insurance reimbursements, and legal settlements and judgments – because we believe that these items are not indicative of our core operating performance. While we do not label excluded items as non-recurring, management believes that excluding items from our definition of AFFO that are either non-cash or not reflective of our core operating performance provides analysts and investors the ability to compare our core operating performance between periods. AFFO for the nine months ended September 30, 2017, has been restated to conform to our revised definition.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$10,944	$9,340	$34,516	$34,150
Depreciation and amortization of real estate assets	6,068	4,678	17,569	13,465
(Gain) loss on dispositions of real estate	29	(163)	(3,636)	(339)
Impairments	832	2,393	4,808	7,044
Funds from operations	17,873	16,248	53,257	54,320
Revenue recognition adjustments	(487)	(353)	(1,868)	(1,299)
Changes in environmental estimates	(71)	(397)	(679)	(6,116)
Accretion expense	530	825	1,837	2,621
Environmental litigation accruals	26	(36)	26	(106)
Insurance reimbursements	(4)	(480)	(313)	(4,572)
Legal settlements and judgments	—	(105)	(147)	(105)
Adjusted funds from operations	$17,867	$15,702	$52,113	$44,743
Basic per share amounts:
Earnings per share	$0.27	$0.24	$0.85	$0.94
Funds from operations per share	0.44	0.42	1.31	1.49
Adjusted funds from operations per share	$0.44	$0.40	$1.28	$1.23
Diluted per share amounts:
Earnings per share	$0.27	$0.24	$0.85	$0.94
Funds from operations per share	0.44	0.42	1.31	1.49
Adjusted funds from operations per share	$0.44	$0.40	$1.28	$1.23
Weighted average common shares outstanding:
Basic	40,430	38,702	40,016	35,979
Diluted	40,455	38,702	40,031	35,979

Results of Operations

Three months ended September 30, 2018, compared to the three months ended September 30, 2017

Revenues from rental properties increased by $4.7 million to $29.6 million for the three months ended September 30, 2018, as compared to $24.9 million for the three months ended September 30, 2017. The increase in revenues from rental properties was primarily due to $4.6 million of revenue from properties acquired in 2018 and the second half of 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $29.1 million for the three months ended September 30, 2018, as compared to $24.5 million for the three months ended September 30, 2017. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements were $4.3 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively. Interest income on notes and mortgages receivable was $0.8 million for the three months ended September 30, 2018 and 2017.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $5.6 million for the three months ended September 30, 2018, as compared to $5.3 million for the three months ended September 30, 2017. The increase in property costs for the three months ended September 30, 2018, was principally due to an increase in reimbursable and non-reimbursable real estate taxes, partially offset by decreases in rent and maintenance expenses.

Impairment charges included in continuing operations were $0.7 million for the three months ended September 30, 2018, as compared to $2.2 million for the three months ended September 30, 2017. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the three months ended September 30, 2018 and 2017, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the three months ended September 30, 2018, increased by $0.2 million to $1.2 million, as compared to $1.0 million for the three months ended September 30, 2017. The increase in environmental expenses for the three months ended September 30, 2018, was principally due to increases in environmental legal and professional fees, and net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $3.6 million for the three months ended September 30, 2018, as compared to $3.4 million for the three months ended September 30, 2017. The increase in general and administrative expense for the three months ended September 30, 2018, was principally due to an increase in legal fees and employee related expenses.

Depreciation and amortization expense was $6.1 million for the three months ended September 30, 2018, as compared to $4.7 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was an expense of $0.1 million for the three months ended September 30, 2018, as compared to income of $0.9 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, other income was primarily attributable to $0.1 million payment made for the recapture of a property for redevelopment. Other income for the three months ended September 30, 2017, was primarily attributable to $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million easement award.

Interest expense was $6.1 million for the three months ended September 30, 2018, as compared to $4.3 million for the three months ended September 30, 2017. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Loss from discontinued operations was $0.1 million for the three months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, environmental credits recorded in discontinued operations were $30 thousand as compared to $0.1 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, impairment charges recorded in discontinued operations were $0.1 million as compared to $0.2 million for the three months ended September 30, 2017, and were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Environmental expenses and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes for one period, as compared to prior periods.

For the three months ended September 30, 2018, FFO was $17.9 million as compared to $16.2 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, AFFO increased by $2.2 million to $17.9 million, as compared to $15.7 million for the prior period. FFO for the three months ended September 30, 2018, was impacted by the changes in net earnings but excludes a $1.6 million decrease in impairment charges, a $0.2 million decrease in gains on dispositions of real estate and a $1.4 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended September 30, 2018, also excludes a $0.5 million decrease in insurance reimbursements, a $0.1 million decrease in legal settlements and judgements, and a $0.1 million increase in Revenue Recognition Adjustments.

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

Revenues from rental properties increased by $13.7 million to $86.9 million for the nine months ended September 30, 2018, as compared to $73.2 million for the nine months ended September 30, 2017. The increase in revenues from rental properties was primarily due to $14.0 million of revenue from properties acquired in 2018 and the second half of 2017. Rental income contractually due from our tenants included in revenues from rental properties was $85.0 million for the nine months ended September 30, 2018, as compared to $71.9 million for the nine months ended September 30, 2017. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements were $11.9 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income on notes and mortgages receivable was $2.3 million for the nine months ended September 30, 2018 and 2017.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $1.9 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $17.0 million for the nine months ended September 30, 2018, as compared to $15.4 million for the nine months ended September 30, 2017. The increase in property costs for the nine months ended September 30, 2018, was principally due to an increase in reimbursable and non-reimbursable real estate taxes offset by decreases in rent and maintenance expenses.

Impairment charges included in continuing operations were $4.0 million for the nine months ended September 30, 2018, as compared to $6.5 million for the nine months ended September 30, 2017. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the nine months ended September 30, 2018 and 2017, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations for the nine months ended September 30, 2018, increased by $3.0 million to $3.9 million, as compared to $0.9 million for the nine months ended September 30, 2017. The increase in environmental expenses for the nine months ended September 30, 2018, was principally due to increases in environmental legal and professional fees, and net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $11.0 million for the nine months ended September 30, 2018, as compared to $10.6 million for the nine months ended September 30, 2017. The increase in general and administrative expense for the nine months ended September 30, 2018, was principally due to an increase in public company and employee related expenses.

Depreciation and amortization expense was $17.6 million for the nine months ended September 30, 2018, as compared to $13.5 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $0.5 million for the nine months ended September 30, 2018, as compared to $5.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, other income was primarily attributable to $0.3 million received from insurance carriers for reimbursement of environmental costs and $0.1 million received from legal settlements and judgments. Other income for the nine months ended September 30, 2017, was primarily attributable to a $3.8 million insurance settlement for reimbursement of previously incurred environmental settlement costs and legal expenses, $0.5 million received from insurance carriers for reimbursement of environmental costs and a $0.2 million easement award.

Interest expense was $16.4 million for the nine months ended September 30, 2018, as compared to $12.7 million for the nine months ended September 30, 2017. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Loss from discontinued operations was $0.5 million for the nine months ended September 30, 2018, as compared to earnings of $2.4 million for the nine months ended September 30, 2017. The decrease in earnings for the nine months ended September 30, 2018, was primarily due to lower environmental credits. For the nine months ended September 30, 2018 and 2017, impairment charges recorded in discontinued operations of $0.8 million and $0.5 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Environmental expenses and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes for one period, as compared to prior periods.

For the nine months ended September 30, 2018, FFO was $53.3 million as compared to $54.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, AFFO increased by $7.4 million to $52.1 million, as compared to $44.7 million for the prior period. FFO for the nine months ended September 30, 2018, was impacted by the changes in net earnings but excludes a $2.2 million decrease in impairment charges, a $3.3 million increase in gains on dispositions of real estate and a $4.1 million increase in depreciation and amortization expense. The increase in AFFO for the nine months ended September 30, 2018, also excludes a $4.2 million decrease in insurance reimbursements, a $0.1 million increase in environmental litigation accruals, a $4.7 million increase in environmental estimates and accretion expense and a $0.6 million increase in Revenue Recognition Adjustments.

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

Our cash flow activities for the nine months ended September 30, 2018 and 2017, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash flow provided by operating activities	$46,487	$40,199
Net cash flow (used in) investing activities	(71,478)	(137,576)
Net cash flow provided by financing activities	$24,183	$103,043

Operating Activities

Net cash flow from operating activities increased by $6.3 million for the nine months ended September 30, 2018, to $46.5 million, as compared to $40.2 million for the nine months ended September 30, 2017. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expenses, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2018 and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $66.1 million for the nine months ended September 30, 2018, to a use of $71.5 million, as compared to a use of $137.6 million for the nine months ended September 30, 2017. The decrease in net cash flow used in investing activities for the nine months ended September 30, 2018, was primarily due to a decrease of $69.2 million in property acquisitions.

Financing Activities

Net cash flows provided by financing activities decreased by $78.8 million for the nine months ended September 30, 2018, to $24.2 million, as compared to $103.0 million for the nine months ended September 30, 2017. The decrease in net cash flow provided by financing activities was primarily due to a decrease in net proceeds from issuances of common stock of $92.2 million, an increase in dividends paid of $9.2 million and an increase of $3.2 million in credit agreement and unsecured note origination costs partially offset by an increase in net borrowings of $25.0 million.

Credit Agreement

On June 2, 2015, we entered into a $225.0 million senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consisted of a $175.0 million unsecured revolving credit facility (the “Revolving Facility”) and a $50.0 million unsecured term loan (the “Term Loan”).

On March 23, 2018, we entered in to an amended and restated credit agreement (as amended, as described below, the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175.0 million to $250.0 million, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

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

On September 19, 2018, we entered into an amendment (the “Amendment”) of our Restated Credit Agreement. The Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect our previously announced entrance on June 21, 2018, into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”)and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the Amendment) plus the Applicable Rate (as defined in the Amendment) for such facility.

Senior Unsecured Notes

On June 21, 2018, we entered into a third amended and restated note purchase and guarantee agreement (the “Third Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with Prudential and certain of its affiliates. Pursuant to the Third Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”) and (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Third Restated Prudential Note Purchase Agreement and we authorized and issued our 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series D Notes” and, together with the Series A Notes, Series B Notes and Series C Notes the “Notes”). The Third Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Purchase Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Purchase Agreement, we authorized and issued our 5.47% Series E Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series E Notes”). The MetLife Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series E Notes prior to its maturity.

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

During the three and nine months ended September 30, 2018, we issued 248,000 and 785,000 shares of common stock, respectively, and received net proceeds of $6.9 million and $20.7 million, respectively. During the three and nine months ended September 30, 2017, we issued 97,000 and 329,000 shares of common stock, respectively, and received net proceeds of $2.7 million and $8.5 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2018, we acquired fee simple interests in 39 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $74.7 million. During the nine months ended September 30, 2017, we acquired fee simple interests in 64 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $143.9 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. See Note 11 for additional information.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for an alternative single-tenant net lease retail use. For the nine months ended September 30, 2018, we spent $2.1 million of construction-in-progress costs related to our redevelopment activities. In addition, during the nine months ended September 30, 2018, we spent $1.3 million to reimburse tenants for capital expenditures related to our redevelopment activities.

Since we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2018, we have a remaining commitment to fund up to $7.9 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2018, were $38.8 million, or $0.96 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2018, we had accrued a total of $60.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $15.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.1 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $18.6 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.8 million and $2.6 million of net accretion expense was recorded for the nine months ended September 30, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2018 and 2017, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $0.7 million and $6.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2018 and 2017, we increased the carrying values of certain of our properties by $3.0 million and $3.6 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2018 and 2017, was $3.2 million and $3.3 million, respectively. Capitalized asset retirement costs were $45.1 million (consisting of $19.5 million of known environmental liabilities and $25.6 million of reserves for future environmental liabilities) as of September 30, 2018, and $45.4 million (consisting of $18.7 million of known environmental liabilities and $26.7 million of reserves for future environmental liabilities) as of December 31, 2017. We recorded impairment charges aggregating $2.5 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2018 and December 31, 2017, we had accrued $12.3 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in (i) our Quarterly Report on Form 10-Q for the period ended June 30, 2018, and (ii) this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of September 30, 2018, were $100.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $100.0 million as of September 30, 2018, an increase in market interest rates of 1.0% for 2018 would decrease our 2018 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $100.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2018 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2017, or in our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 5.    OTHER INFORMATION

On October 24, 2018, our Board of Directors, acting upon the recommendation of its Nominating/Corporate Governance Committee, approved a form of indemnification agreement for our directors (the “Form Indemnification Agreement”). The Form Indemnification Agreement requires us, to the maximum extent permitted by Maryland law and subject to certain limitations, to indemnify the director party to the agreement against certain expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred in connection with the defense or settlement of any action, suit, claim, arbitration, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding to which such director becomes subject by reason of such director’s status as a current or former director of our Company. The Form Indemnification Agreement provides for indemnification rights for both third-party claims and proceedings brought by or on behalf of our Company. In addition, the Form Indemnification Agreement requires us to advance expenses incurred by such director in connection with any proceeding covered by the Form Indemnification Agreement. The Form Indemnification Agreement also establishes certain procedures and presumptions that apply in determining whether such director is entitled to indemnification thereunder.

The foregoing description of the Form Indemnification Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Form Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

On October 24, 2018, we entered into an indemnification agreement, in substantially the form of the Form Indemnification Agreement, with each of our directors. We also expect to enter into substantially similar Form Indemnification Agreements with any new directors.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1*	Form of Indemnification Agreement between the Company and its directors.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2018

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)